Form 10-Q
period 1995-10-30
INTERNATIONAL MICROCOMPUTER SOFTWARE INC /CA/
filed 1995-11-14
CIK 814929

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                    FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended                  SEPTEMBER 30, 1995


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to __________________


                           Commission File No 0-15949

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)


          CALIFORNIA                                             94-2862863
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              identification No.)

1895 EAST FRANCISCO BLVD., SAN RAFAEL, CA                           94901
(Address of principal executive offices)                         (Zip code)

                                 (415) 257-3000
               (Registrant's telephone number including area code)


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                             YES  X       NO
                                 ---         ---

As of November 10, 1995, 3,190,000 shares of Registrant's Common Stock, no par value, were outstanding.

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES

                                      INDEX

                                                                              Page
                                                                              ----
PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Information
          Consolidated Balance Sheets at September 30, 1995 and 1994            3
          Consolidated Statements of Operations for the three months ended      4
           September 30, 1995 and 1994
          Consolidated Statements of Cash Flows for the three months ended      5
                    September 30, 1995 and 1994
          Notes to Consolidated Financial Statements                           6-9

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                       10-13


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                     14

Item 6.  Exhibits and Reports on Form 8-K                                      14

SIGNATURES                                                                     15

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                         SEPTEMBER 30, 1995      JUNE 30, 1995
                                                         ------------------      -------------

ASSETS
Current assets:
  Cash and cash equivalents                                  $   312,560         $   523,235
  Receivables, less allowances for doubtful
    accounts and returns of $1,016,691 and $777,718            3,615,170           2,590,322
  Inventories                                                  1,675,726           1,625,631
  Prepaid royalties and licenses                                 462,303             336,053
  Deferred direct marketing costs                                407,331             358,398
  Deferred tax assets, net                                       333,362             321,362
  Other current assets                                           290,552             182,637
                                                             -----------         -----------
      Total current assets                                     7,097,004           5,937,638

  Furniture and equipment, net                                   796,463             836,610
  Deferred tax assets, net                                       418,721             411,721
  Capitalized software development costs, net                    478,657             244,839
  Other assets, net                                              377,281              39,583
                                                             -----------         -----------
                Total assets                                 $ 9,168,126         $ 7,470,391
                                                             ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Credit line payable                                       $   350,000         $   400,000
   Short term debt and other obligations                         374,183             186,529
   Accounts payable and accrued expenses                       4,090,655           3,139,059
   Income taxes payable                                          289,135             245,008
                                                             -----------         -----------
     Total current liabilities                                 5,103,973           3,970,596

   Long term debt and other obligations                          587,125             102,570
                                                             -----------         -----------
                Total liabilities                              5,691,098           4,073,166
Shareholders' equity:
   Preferred stock, no par value; 20,000,000 shares
     authorized;  none issued or outstanding
   Common stock, no par value; authorized 300,000,000
     issued and outstanding - 3,188,529 shares at
September 30, 1995 and 3,173,304 shares at June 30, 1995       5,871,557           5,863,776
   Accumulated deficit                                        (2,105,723)         (2,177,369)
   Cumulative translation adjustment                             (23,348)            (23,724)
   Notes receivable from shareholders                           (265,458)           (265,458)
                                                             -----------         -----------
      Total shareholders' equity                               3,477,028           3,397,225
                                                             -----------         -----------
           Total liabilities and shareholders' equity        $ 9,168,126         $ 7,470,391
                                                             ===========         ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                          THREE MONTHS ENDED SEPTEMBER 30,
                                          --------------------------------
                                             1995                         1994
                                      -----------                   ----------

Net revenues                          $5,107,078      100.0%        $4,760,573      100.0%
Product costs                          1,673,599       32.8%         1,540,863       32.4%
                                      ----------      -----         ----------      -----
Gross margin                           3,433,479       67.2%         3,219,710       67.6%

Costs and expenses:
   Sales and marketing                 1,907,687       37.4%         2,167,572       45.5%
   General and administrative            720,831       14.1%           562,304       11.8%
   Research and development              650,395       12.7%           332,058        7.0%
                                      ----------      -----         ----------      -----
                                       3,278,913       64.2%         3,061,934       64.3%


Operating income                         154,566        3.0%           157,776        3.3%

Other income (expense), net              (31,039)      (0.6%)           13,616        0.3%
                                      ----------      -----         ----------      -----

Income before taxes                      123,527        2.4%           171,392        3.6%

Provision for income taxes                51,881        1.0%            70,271        1.5%
                                      ----------      -----         ----------      -----

Net income                                71,646        1.4%           101,121        2.1%
                                       =========      =====          =========      =====

Net income per common and common
  equivalent share:                        $0.02                         $0.03
                                           =====                         =====
Average common and common
 equivalent shares used to compute
  earnings per share                   3,435,396                     3,209,084
                                       =========                     =========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                     THREE MONTHS ENDED SEPTEMBER 30,
                                                                     --------------------------------
                                                                          1995               1994
                                                                      -----------         ---------

Cash flows from operating activities:
   Net income                                                         $    71,646         $ 101,121
   Adjustments to reconcile net income to net
      cash (used) by operating activities
         Cumulative effect of accounting change
         Depreciation                                                      97,278            71,328
         Amortization                                                     115,074           139,002
         Deferred income taxes                                            (19,000)           73,509
         (Increase)/Decrease in accounts receivable                    (1,024,848)         (457,156)
         (Increase)/Decrease in inventories                               (50,095)         (301,673)
         (Increase)/Decrease in prepaid royalties and licenses           (126,250)          (30,189)
         (Increase)/Decrease in direct mail costs                         (48,933)           94,356
         (Increase)/Decrease in other current assets                     (107,915)          (54,522)
         Increase/(Decrease) in accounts payable
            and accrued expenses                                          951,596          (328,520)
         Increase/(Decrease) in income taxes payable                       44,127            (2,339)
         Currency translation adjustment                                      376            (6,463)
                                                                      -----------         ---------

             Net cash (used) by operating activities                      (96,944)         (701,546)
                                                                      -----------         ---------


Cash flows from investing activities:
  Purchases of equipment                                                  (24,635)          (80,663)
  Capitalized software development costs                                 (342,841)          (85,473)
  (Increase)/Decrease in other assets                                    (343,749)          (40,000)
                                                                      -----------         ---------

             Net cash (used) by investing activities                     (711,225)         (206,136)
                                                                      -----------         ---------

Cash flows from financing activities:
   Credit line borrowings                                                 375,000           850,000
   Credit line repayments                                                (425,000)         (250,000)
   Term loan borrowing                                                    675,000              --
   Capital lease and other obligations repayment                          (35,287)          (26,982)
   Proceeds from issuance of common stock                                   7,781            25,135
                                                                      -----------         ---------

             Net cash provided by financing activities                    597,494           598,153
                                                                      -----------         ---------


Net increase (decrease ) in cash and cash
   equivalents                                                           (201,675)         (309,529)

Cash and cash equivalents at beginning of
   period                                                                 523,235           521,347
                                                                      -----------         ---------

Cash and cash equivalents at end of the period                        $   312,560         $ 211,818
                                                                      ===========         =========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. BASIS OF PREPARATION.

The accompanying condensed consolidated financial statements have been prepared from the records of International Microcomputer Software, Inc. and Subsidiaries (the "Company") without audit. In the opinion of management, all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at September 30, 1995, and for all periods presented, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accounting policies followed by the Company are described in the notes to the financial statements in its Annual Report on Form 10-K for the year ended June 30, 1995. The condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K, for the fiscal year ended June 30, 1995.

The results of operations for the three month periods ended September 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of IMSI and its wholly owned subsidiaries, IMSI (UK) Limited, IMSI Australia (PTY) Ltd., IMSI Germany (GmbH), IMSI (SA) Pty Ltd. and IMSI (France). All significant intercompany balances and transactions have been eliminated in consolidation.

REVENUE RECOGNITION

The Company recognizes revenue, net of estimated returns and allowances, upon shipment of a product and only when no significant obligations remain and collectability is probable. Certain of the Company's sales are made to customers under agreements permitting rights of return for stock balancing.

CONCENTRATIONS OF CREDIT RISK

The Company sells its product principally through a network of distributors and on a direct customer basis. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral.

ROYALTY AGREEMENTS

The Company has entered into agreements whereby it is obligated to pay royalties on software published. Software royalties are expensed as product costs during the period in which related revenues are recorded.

DEFERRED DIRECT MAIL COSTS

Deferred direct mail advertising costs consist primarily of design, printing, postage and material costs. Costs are deferred which have been determined to benefit future product sales based on specific response data from customers. Deferred costs are being amortized at the earlier to occur of revenues being recognized (on a ratable basis) or over a period of approximately two months on the straight line basis.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with a original maturity of 90 days or less to be cash equivalents.

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Costs incurred in the initial design phase of software development are expensed as incurred. Once the point of technological feasibility is reached, direct production costs (programming and testing) are capitalized. Costs associated with acquired software are capitalized. Total capitalized software development costs at September 30, 1995 were $1,952,979, less accumulated amortization of $1,474,322. Capitalized costs are being amortized ratably as revenues are recognized, but not less than on the straight line basis over an eighteen month period. The Company evaluates the estimated net realizable value of each software product at each balance sheet date and records writedowns to net realizable value for any products for which the carrying value is in excess of the net realizable value.

INVENTORIES

Inventories, consisting primarily of diskettes, manuals, hardware, freight in, production costs and packing supplies, are valued at the lower of cost or market and are accounted for on the first-in, first-out basis.

FURNITURE AND EQUIPMENT

Furniture and equipment are stated at cost. Depreciation of furniture and equipment is computed using accelerated depreciation methods over the estimated useful lives of the respective assets of 5 to 7 years. Depreciation of software and computer equipment is computed using the straight line method over an estimated useful life of 3 years.

INCOME TAXES

Effective July 1, 1993, the Company implemented Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change in deferred tax assets and liabilities during the period.

FOREIGN CURRENCY TRANSLATION

The asset and liability accounts of foreign subsidiaries are translated from their respective functional currencies at the rates in effect at the balance sheet date, and revenue and expense accounts are translated at weighted average rates during the periods. Foreign currency translation adjustments are reflected as a separate component of shareholder's equity. Gains and (losses) resulting from foreign currency transactions were not material.

NET INCOME PER SHARE

Net income per share is computed based on the weighted average number of common stock and dilutive common stock equivalents outstanding during the periods.

RECLASSIFICATIONS

Certain fiscal 1995 amounts have been reclassified to conform with the method of presentation in fiscal 1996. These reclassifications had no impact on previously recorded net income or shareholders' equity.

NOTE 2. INCOME TAXES

The effective tax rate applicable to pretax income differs from the federal statutory rate of 34% for 1996 follows:

                                                       Three months ended
                                                       September 30, 1995
                                                    --------------------------
Federal tax at statutory rate on
    net income before taxes                         $41,995               34.0%

State tax provision, net of
    federal benefit                                   6,649                5.4%

Amortization of intangibles
    and other                                         3,237                2.6%
                                                    -------               -----

Total                                               $51,881               42.0%
                                                    =======               =====

NOTE 3. INVENTORIES

Inventories are valued at the lower of cost or market, on a first-in, first-out basis, and consist of:


                                               September 30,           June 30,
                                                   1995                  1995
                                               -------------          ----------

Raw Materials                                   $  621,914            $  617,397
Finished Goods                                   1,053,812             1,008,234
                                                ----------            ----------
                                                $1,675,726            $1,625,631
                                                ==========            ==========



NOTE 4. SUBSEQUENT EVENTS

In October 1995, the Company's Board of Directors authorized a 3 for 2 stock split of the Company's Common Stock in the form of a dividend. The stock split was payable to shareholders of record on October 20, 1995 and was distributed to shareholders on November 3, 1995. This stock split has been reflected in the accompanying financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

The Company reported net income of $71,646 for the quarter ended September 30, 1995 compared to $101,121 for the comparable quarter of 1994, representing a decrease of $29,475 or 29%. Operating income for the quarter ended September 30, 1995 remained relatively level at $154,566 or 3.0% of net revenues, compared to $157,776 or 3.3% of net revenues for the comparable period last year. Net income decreased primarily due to additional interest expense in the first quarter of fiscal 1996, which resulted in other expense, net of $31,039, compared to other income, net of $13,616 in the first quarter of fiscal 1995, primarily comprised of foreign currency gains.

RESULTS OF OPERATIONS

NET REVENUES

Net revenues for the quarter ended September 30, 1995 were $5,107,078 representing an increase of $346,505 or 7% compared to $4,760,573 for the same period in the previous year. Increased net revenues are attributable to an increase in retail channel sales of 43%, partially offset by decrease in direct sales of 34%. The increase in net revenues from retail sales and the decrease in net revenues from direct sales is consistent with the Company's strategy to transition towards an operating model focused increasingly upon retail sales.

Net revenues from channel sales accounted for $3,628,063 or 71%, and $2,531,673 or 53% of net revenues for the quarterly periods ended September 30, 1995 and 1994, respectively. Channel sales increased $1,096,390 or 43% in the first quarter of fiscal 1996 compared with the first quarter of fiscal 1995. Net revenues from direct mail sales accounted for $1,479,015 or 29%, and $2,228,900 or 47% of total net revenues for the quarters ended September 30, 1995 and 1994, respectively. Net direct mail revenues decreased $749,885 or 34% in the first quarter of fiscal 1996 compared with the first quarter of fiscal 1995.

International net revenues accounted for $1,489,400 of total net revenues in the first quarter of fiscal 1996 compared to $1,385,800 in the comparable quarter of fiscal 1995, representing an increase of $103,600 or 7%. As a percent of total net revenues, international net revenues remained level at 29% in the first quarter of fiscal 1996 and 1995.

PRODUCT COSTS

Product costs include the direct costs of production (manuals, diskettes, compact disks, duplication, packaging materials and assembly), shipping, royalties, inventory spoilage, reserves for obsolete inventory, and amortization of capitalized software development costs. Product costs were $1,673,599 and $1,540,863 for the quarters ended September 30, 1995 and 1994. Product costs as a percentage of net revenues has remained relatively level, representing 32.8% and 32.4% for the quarters ended September 30, 1995 and 1994, respectively. Amortization of capitalized software development costs and acquired software costs included in product costs were $109,023 and $129,894 for the quarters ended September 30, 1995 and 1994, respectively.

SALES AND MARKETING

Sales and marketing expenses include salaries and benefits for retail channel, direct mail and marketing personnel, commissions, advertising, trade show, design, and direct mail promotional costs (design, postage, printing, fulfillment and list rentals).

Sales and marketing expenses decreased to $1,907,687 in the period ended September 30, 1995 from $2,167,572 for the same period in the previous year, representing a decrease of 12%. This decrease was primarily caused by lower direct mail promotional activities. As a percentage of revenues, sales and marketing costs decreased to 37.4% in the period ended September 30, 1995 from 45.5% for the same period in the previous year. The decrease in sales and marketing costs in both absolute dollars and as a percentage of revenues is attributable to decreased personnel and less direct mail promotional activities. Direct mail sales and marketing expenses comprised 46% and 68% of total sales and marketing expense in the quarter ended September 30, 1995 and 1994, respectively. The decrease in direct mail expense can be attributed to the Company's decision to focus its operations more upon retail channel sales and less upon direct sales. Direct mail costs are relatively variable, as most of the costs consist of mailing, printing and list rental costs.

GENERAL AND ADMINISTRATIVE

General and administrative expenses are comprised primarily of the costs of the Company's administrative, finance and human resources functions. General and administrative expenses increased to $720,831 in the period ended September 30, 1995 from $562,304 in the period ended September 30, 1994. As a percentage of revenues, general and administrative expenses increased to 14.1% in the period ended September 30, 1995 from 11.8% in the same period last year. This increase is primarily attributable to costs associated with the Company's purchase of the FloorPlan software product line from Forte/ComputerEasy International, Inc in September 1995.

RESEARCH AND DEVELOPMENT

Research and development expenses are comprised primarily of personnel costs, costs required to conduct the Company's development efforts and third-party software development costs. Research and development expense increased to $650,395 in the period ended September 30, 1995 from $332,058 in the same period of the previous year. As a percentage of revenues, research and development expenses increased to 12.7% in the period ended September 30, 1995 from 7.0% in the same period last year. The increase can be attributed to increased domestic headcount, the utilization of additional Russian contractors and other third party development costs relating to the development and expansion of the Company's product offerings. In addition, the Company capitalized minimal internal software development costs in the quarter ended September 30, 1995, compared with $85,473 in the quarter ended September 30, 1994.

OTHER INCOME (EXPENSE), NET

Other income (expense), net was ($31,039), or (0.6)% of net revenues for the quarter ended September 30, 1995, compared to 13,616 or 0.3% for the same period last year. Other income (expense), net is comprised primarily of interest expense on short term and long term borrowings and foreign currency transaction gains and losses. Other expense, net recorded in the quarter ended September 30, 1995 has resulted primarily from interest expense relating to the Company's acquisition of greater short term and long term debt. In the first quarter of fiscal 1995, foreign currency gains exceeded interest expense, resulting in other income, net.

PROVISION FOR INCOME TAXES

The Company's provision for income taxes was $51,881 and $70,271 for the quarters ended September 30, 1995 and 1994, respectively. The Company's effective tax rate for these periods has remained relatively level at 42.0% and 41.0%, respectively. The primary differences between the Company's pre-tax income for financial reporting purposes and taxable income for income tax purposes are deferred direct mail costs, software development costs, purchased intangibles, net operating loss carryforwards, package design costs, capitalized inventory costs and reserves.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its business primarily from operating revenues, short-term and long term bank borrowings, capital leases and proceeds from the sale of stock. Working capital increased to $1,993,031 at September 30, 1995 from $1,967,042 at June 30, 1995, resulting primarily from growth in receivables, partially offset by growth in accounts payable and accrued expenses.

The Company has used cash generated from its financing activities to fund its working capital requirements and to acquire software products and capital equipment. The Company's operating activities used net cash of $96,944 and $701,546 in the quarters ended September 30, 1995 and 1994, respectively.
The Company's capital expenditures totaled $711,225 and $206,136 in the first quarter of fiscal 1996 and 1995, respectively. These capital expenditures were primarily for the acquisition and development of software and the purchase of additional office equipment. The increase in capital expenditures in the quarter ended September 30, 1995, compared with the same period last year, can be attributed to the Company's acquisition of the FloorPlan software product line in September 1995. At September 30, 1995, the Company had no material commitments for capital expenditures. Borrowings on the line of credit provided cash of $375,000 and repayments used cash of $425,000 in the quarter ended September 30, 1995, compared with borrowings of $850,000 and repayments of $250,000 during the same period last year. In addition, the Company obtained a term loan during the quarter ended September 30, 1995 which provided cash of $675,000. No repayments of this term loan were made during the quarter ended September 30, 1995.

As of September 30, 1995, the Company had a credit agreement with a bank under which it can borrow the lesser of $1,500,000 or 25% of eligible inventory up to a cap of $500,000 and 80% of eligible accounts receivable, at the bank's index rate plus 3/4%. This line of credit was renewed in October 1995; the terms and conditions of the credit line remain the same except for a reduction in the interest rate to 1/2% over the bank's index rate. Under terms of the agreement, all assets not subject to liens of other financial institutions have been pledged as collateral against the line of credit. As of September 30, 1995 the Company had $350,000 outstanding under this line of credit.

The Company believes that cash flow from operations, together with existing sources of liquidity, will satisfy the Company's working capital and capital expenditure requirements for at least the next twelve months. The Company believes that these sources will also be sufficient to satisfy its working capital and capital expenditure requirements beyond the next 12 months at the Company's current level of operations. The Company's long term goal, however, is to grow substantially. Expansion of the Company's current business may involve significant financial risk and require significant capital investment. Significant expansion of the Company's operations, future acquisitions of products or companies, unexpected increases in expenses or other factors might lead the Company to seek additional debt or equity financing. While the Company believes it will be able to raise any necessary funds, there can be no assurances that the Company will be able to do so, and failure to obtain sufficient capital could have a material adverse effect on the Company or adversely affect the Company's ability to continue to grow. In order to finance future growth or for other reasons, the Company may consider an offering of its equity securities within the next year or thereafter. The decision to undertake such an offering, and the size of such an offering, would depend upon many factors, such as the market price of the Common Stock, the working capital and capital expenditure needs of the Company, the availability of alternative sources of capital, and general market conditions.

QUARTERLY TRENDS

The Company's consolidated results of operations to date have not been materially affected by seasonal trends. However, the Company believes that in the future its results may be impacted by such factors as order deferrals in anticipation of new product releases, delays in shipments of new products, a slower growth rate in the software markets in which the Company operates, or adverse general economic and industry conditions in any of the countries in which the Company does business. In addition, with significant portions of net revenues contributed by international operations, fluctuations of the U.S. dollar against foreign currencies and the seasonality of the European, Asia/Pacific, and other international markets could impact the Company's results of operations and financial position in a particular quarter. Rapid technological change and the Company's ability to develop, manufacture, and market products that successfully adapt to the change may also impact results of operations. Further, increased market competition from competitors either known or unknown to the Company could also negatively impact the Company's results of operations. Due to these factors, the Company's future earnings and stock price may by subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenues or earnings from anticipated levels could have an immediate and adverse effect on the trading price of the Company's common stock.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

           None.

ITEM 6.  Exhibits and Reports on Form 8-K

           No reports on Form 8-K were filed during the quarter ended September 30, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 13, 1995             INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.


                                     By: /s/  MARTIN SACKS
                                         ---------------------------------------
                                          Martin Sacks
                                          President & Chief Executive Officer
                                          (Principal Executive Officer)


                                     By: /s/  MARK H. COSMEZ II
                                         ---------------------------------------
                                          Mark H. Cosmez II
                                          V.P. Finance & Chief Financial Officer
                                          (Principal Financial Officer)