Form 10-Q
period 1995-12-31
INTERNATIONAL MICROCOMPUTER SOFTWARE INC /CA/
filed 1996-02-08
CIK 814929

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarter ended                         DECEMBER 31, 1995
                                                               -----------------

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ---------------

                           Commission File No 0-15949
                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                   ------------------------------------------
             (Exact name of registrant as specified in its charter)

          CALIFORNIA                                         94-2862863
          ----------                                         ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               identification No.)

1895 EAST FRANCISCO BLVD., SAN RAFAEL, CA                               94901
-----------------------------------------                               -----
(Address of principal executive offices)                              (Zip code)

                                 (415) 257-3000
                                 --------------
              (Registrant's telephone number including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                 YES  X     NO
                                      -        -

As of February 7, 1996, 3,196,071 shares of the Registrant's Common Stock, no par value, were outstanding.

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES

                                     INDEX

                                                                                        Page
                                                                                        ----
PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Information

           Consolidated Balance Sheets at December 31, 1995 and June 30, 1995             3

           Consolidated Statements of Operations for the three months and six months
             ended December 31, 1995 and 1994                                             4

           Consolidated Statements of Cash Flows for the six months ended December
             31, 1995 and 1994                                                            5

           Notes to Consolidated Financial Statements                                     6

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                                7-10

PART II - OTHER INFORMATION                                                              11

Signatures                                                                               12

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                           DECEMBER 31, 1995   JUNE 30, 1995
                                                           -----------------   -------------
ASSETS
Current assets:
  Cash and cash equivalents                                   $   240,029       $   523,235
  Receivables, less allowances for doubtful
    accounts and returns of $1,168,542 and $777,718             3,882,211         2,590,322
  Inventories                                                   2,200,202         1,625,631
  Prepaid royalties and licenses                                  626,116           336,053
  Deferred direct marketing costs                                 340,664           358,398
  Deferred tax assets, net                                        368,362           321,362
  Other current assets                                            198,493           182,637
                                                              -----------       -----------
      Total current assets                                      7,856,077         5,937,638

Furniture and equipment, net                                      987,006           836,610
Deferred tax assets, net                                          442,721           411,721
Capitalized software development costs, net                       373,193           244,839
Other assets, net                                                 342,677            39,583
                                                              -----------       -----------
                Total assets                                  $10,001,674       $ 7,470,391
                                                              ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Credit line payable                                        $ 1,100,000       $   400,000
   Short term debt and other obligations                          401,894           186,529
   Accounts payable and accrued expenses                        3,697,551         3,139,059
   Income taxes payable                                           463,016           245,008
                                                              -----------       -----------
     Total current liabilities                                  5,662,461         3,970,596
Long term debt and other obligations                              615,378           102,570
                                                              -----------       -----------
                Total liabilities                               6,277,839         4,073,166
Shareholders' equity:
   Preferred stock, no par value; 20,000,000 shares
     authorized;  none issued or outstanding
   Common stock, no par value; 300,000,000 authorized;
   issued and outstanding 3,198,324 and 3,173,304 shares        5,881,607         5,863,776
   Accumulated deficit                                         (1,864,177)       (2,177,369)
   Cumulative translation adjustment                              (28,137)          (23,724)
   Notes receivable from shareholders                            (265,458)         (265,458)
                                                              -----------       -----------
      Total shareholders' equity                                3,723,835         3,397,225
                                                              -----------       -----------
           Total liabilities and shareholders' equity         $10,001,674       $ 7,470,391
                                                              ===========       ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                     THREE MONTHS ENDED DECEMBER 31,               SIX MONTHS ENDED DECEMBER 31,
                                     -------------------------------               -----------------------------
                               -------1995--------    -------1994--------   --------1995--------   --------1994--------
Net revenues                   $5,787,870   100.0%    $5,895,638   100.0%   $10,894,948   100.0%   $10,656,211   100.0%
Product costs                   1,848,692    31.9%     1,944,587    33.0%     3,522,291    32.3%     3,485,450    32.7%
                               ----------   -----     ----------   -----    -----------   -----    -----------   -----
Gross margin                    3,939,178    68.1%     3,951,051    67.0%     7,372,657    67.7%     7,170,761    67.3%

Costs and expenses:
   Sales and marketing          2,376,641    41.1%     2,594,658    44.0%     4,284,328    39.3%     4,762,230    44.7%
   General and administrative     555,853     9.6%       547,551     9.3%     1,276,684    11.7%     1,109,855    10.4%
   Research and development       563,054     9.7%       452,204     7.7%     1,213,449    11.2%       784,262     7.4%
                               ----------   -----     ----------   -----    -----------   -----    -----------   -----
                                3,495,548    60.4%     3,594,413    61.0%     6,774,461    62.2%     6,656,347    62.5%
                               ----------   -----     ----------   -----    -----------   -----    -----------   -----

Operating income                  443,630     7.7%       356,638     6.0%       598,196     5.5%       514,414     4.8%

Other expense, net                 62,009     1.1%         6,407     0.3%        93,048     0.9%         2,791     0.0%
                               ----------   -----     ----------   -----    -----------   -----    -----------   -----

Income before income taxes        381,621     6.6%       340,231     5.7%       505,148     4.6%       511,623     4.8%

Provision for income taxes        140,075     2.4%       149,215     2.5%       191,956     1.7%       219,486     2.1%
                               ----------   -----     ----------   -----    -----------   -----    -----------   -----

Net income                     $  241,546     4.2%    $  191,016     3.2%   $   313,192     2.9%   $   292,137     2.7%
                               ==========   =====     ==========   =====    ===========   =====    ===========   =====

Net income per common
  and common
  equivalent share:            $     0.07             $     0.06            $      0.09            $      0.09
                               ==========             ==========            ===========            ===========

Average common and common
  equivalent shares used to
  compute earnings per share:   3,560,726              3,254,252              3,498,061              3,244,715
                               ==========             ==========            ===========            ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                 SIX MONTHS ENDED DECEMBER 31,
                                                                 -----------------------------
                                                                        1995              1994
                                                                 -----------        ----------
Cash flows from operating activities:
   Net income                                                    $   313,192        $  292,137
   Adjustments to reconcile net income to net
      cash used by operating activities
         Depreciation                                                179,173           155,255
         Amortization                                                263,207           277,572
         Deferred income taxes                                       (78,000)          (82,640)
         Increase in accounts receivable                          (1,291,889)         (720,967)
         Increase in inventories                                    (574,571)         (191,397)
         (Increase)/Decrease in prepaid royalties and licenses      (290,063)           30,709
         Decrease in direct marketing costs                           17,734           316,660
         Increase in other current assets                            (15,856)          (84,937)
         Increase/(Decrease) in accounts payable
            and accrued expenses                                     558,491          (469,481)
         Increase in income taxes payable                            218,008           303,271
         Currency translation adjustment                              (4,413)           (2,263)
                                                                 -----------        ----------

   Net cash used by operating activities                            (704,987)         (176,081)

Cash flows from investing activities:
  Purchase of equipment                                             (145,009)         (295,103)
  Capitalized software development costs                            (350,815)         (108,631)
  Increase in other assets                                          (343,840)          (50,000)
                                                                 -----------        ----------

    Net cash used by investing activities                           (839,664)         (453,734)

Cash flows from financing activities:
   Credit line borrowings                                          1,125,000         1,495,000
   Credit line repayments                                           (425,000)         (895,000)
   Capital lease and other obligations additions                     675,000            95,762
   Capital lease and other obligations repayment                    (131,386)          (42,557)
   Payments on notes receivable                                           --            20,000
   Proceeds from issuance of common stock                             17,831            61,889
                                                                 -----------        ----------

    Net cash provided by financing activities                      1,261,445           735,094
                                                                 -----------        ----------

    Net increase (decrease) in cash and cash
      equivalents                                                   (283,206)          105,279

Cash and cash equivalents at beginning of
   period                                                            523,235           521,347
                                                                 -----------        ----------

Cash and cash equivalents at end of the period                   $   240,029        $  626,626
                                                                 ===========        ==========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PREPARATION.

The accompanying condensed consolidated financial statements have been prepared from the records of International Microcomputer Software, Inc. and Subsidiaries (the "Company") without audit. In the opinion of management, all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at December 31, 1995, and for all periods presented, have been made.

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

The results of operations for the three month and six month periods ended December 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Certain fiscal 1995 amounts have been reclassified to conform with the method of presentation in fiscal 1996.

NOTE 2. STOCK SPLIT

In October 1995, the Company's Board of Directors authorized a 3 for 2 stock split in the form of a dividend. The stock split was payable to shareholders of record on October 20, 1995 and was distributed to shareholders on November 3, 1995. All share and per share figures presented have been restated to reflect this stock split.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

The Company's 1996 fiscal second quarter net revenues of $5,787,870 decreased 1.8% from second quarter net revenues of $5,895,638 in the prior fiscal year. Gross margin in the second quarter of fiscal 1996 increased to 68.1% from 67.0% from the same quarter in the previous year. Operating expenses in the second quarter of fiscal 1996 were $3,495,548 compared to $3,594,413 for the same period last year, representing a decrease of 2.8%. Net income of $241,546 increased 26.5% over second quarter's net income of $191,016 in the prior fiscal year. The increase in net income was primarily a result of lower overall operating expenses, particularly sales and marketing expenses which have decreased as the Company focuses increasingly upon retail, rather than direct sales channels, and a reduced effective tax rate in fiscal 1996.

RESULTS OF OPERATIONS

NET REVENUES

Net revenues for the quarter and six months ended December 31, 1995 were $5,787,870 and $10,894,948, respectively compared to $5,895,638 and $10,656,211 for the same periods in the previous year. Decreased net revenues are attributable to a decrease in sales directly to end users, partially offset by an increase in retail channel sales for the same periods. This decrease in direct sales is consistent with the Company's strategy to transition a portion of these sales over to the retail channel

Net revenues from channel sales accounted for $3,984,968 or 69% and $7,613,031 or 70% of net revenues for the quarter and six months ended December 31, 1995 and for $3,476,849 or 59% and $6,031,436 or 57% of net revenues for the comparable periods in fiscal year 1995. Channel sales increased $508,119 or 15% and $1,581,595 or 26% for the quarter and six months ended December 31,1995 compared to the same periods last year.

Net revenues from direct mail sales accounted for approximately $1,802,902 or 31% and $3,281,917 or 30% of net revenues for the quarter and six months ended December 31, 1995 compared to approximately $2,418,789 or 41% and $4,624,775 or 43% of net revenues for the quarter and six months ended December 31, 1994. Net direct mail revenues decreased approximately $615,887 or 25% and $1,342,858 or 29% for the quarter and six months ended December 31, 1995 compared to the same periods last year.

International net revenues accounted for approximately $1,441,594 or 25% and $2,930,994 or 27% of total net revenues for the quarter and six months ended December 31, 1995 compared to $2,027,236 or 34% and $3,423,427 or 32% of total net revenues for the same periods in the previous fiscal year. The decrease in international net revenues of $585,642 or 29% and $492,433 or 14% of total net revenues for the quarter and six months ended December 31, 1995 over the same periods in the previous fiscal year was primarily the result of decreased direct mail sales, partially offset by increased sales through the retail channel.

PRODUCT COSTS

Product costs include direct costs of production (manuals, diskettes, compact disks, duplication, packaging materials and assembly), shipping, royalties, inventory spoilage, reserves for obsolete inventory, and amortization of capitalized software development costs. Product costs were $1,848,692 and $3,522,291 for the quarter and six months ended December 31, 1995 compared to $1,944,587 and $3,485,450 or the comparable periods in the previous fiscal year. Gross margin as a percentage of revenues improved 1.1% for the quarter and 0.4% for the six months ended December 31, 1995 as compared to the same periods in the previous fiscal year. The improvement was primarily a result of an improved mix of sales with higher gross margins.

Amortization of capitalized software development costs and acquired software costs included in product costs were $148,133 and $263,207 for the quarter and six months ended December 31, 1995 compared to $126,962 and $277,572 for the same periods in the previous fiscal year.

SALES AND MARKETING

Sales and marketing expenses include salaries and benefits for retail channel, direct mail and marketing personnel, commissions, advertising, trade show, design, and direct mail promotional costs (design, postage, printing, fulfillment and list rentals).

Sales and marketing expenses decreased to $2,376,641 and $4,284,328 in the quarter and six months ended December 31, 1995 from $2,594,658 and $4,762,230 for the same periods in the previous fiscal year. As a percentage of revenues, sales and marketing costs decreased to 41.1% and 39.3%, respectively in the quarter and six months ended December 31, 1995 from 44.0% and 44.7%, respectively for the same periods in the previous fiscal year. This decrease was primarily caused by lower direct mail promotional activities. Direct mail sales and marketing expenses comprised 48% and 47%, respectively of total sales and marketing expense for the quarter and six months ended December 31, 1995, compared to 65% and 67%, respectively for the same periods last year.

GENERAL AND ADMINISTRATIVE

General and administrative expenses are comprised primarily of the costs of the Company's administrative, finance and human resources functions. General and administrative expenses increased to $555,853 and $1,276,684 in the quarter and six months ended December 31, 1995 from $547,551 and $1,109,855 for the same periods in the previous fiscal year. As a percentage of revenues general and administrative expenses remained relatively level during the quarter, representing 9.6% and 9.3%, respectively for the quarters ended December 31, 1995 and 1994. General and administrative expenses increased to 11.7% of net revenues in the six months ended December 31, 1995, compared to 10.4% for the comparable period last year, primarily as a result of increased investor relations activities and the expansion of international activities.

RESEARCH AND DEVELOPMENT

Research and development expenses are comprised primarily of personnel costs, costs required to conduct the Company's development effort and third-party software development costs. Research and development expense increased to $563,054 and $1,213,449 in the quarter and six months ended December 31, 1995 from $452,204 and $784,262 in the same periods for the previous fiscal year. As a percentage of revenues, research and development expenses increased to 9.7% and 11.2%, respectively for the quarter and six months ended December 31, 1995, compared to 7.7% and 7.4%, respectively for the same periods last year. The increase can be attributed to increased domestic headcount, the utilization of additional software development personnel in Russia and other third party development costs relating to the development and expansion of the Company's product offerings. In addition, capitalization of internal software development costs in the quarter and six months ended December 31, 1995 were immaterial, compared with capitalization of $23,158 and $108,631 for the same periods of the previous year.

OTHER EXPENSE, NET

Other expense, net was $62,009 and $93,048, respectively for the quarter and six months ended December 31, 1995 compared to $16,407 and $2,791 for the same periods in the previous fiscal year. The increase in other expense in both the quarter and six months ended December 31, 1995 can be attributed to increased interest expense relating to higher levels of both short term and long term debt in fiscal 1996.

PROVISION FOR INCOME TAXES

The Company's provision for income tax was $140,075 and $191,956, respectively for the quarter and six months ended December 31, 1995, compared to $149,215 and $219,486 for the same periods in the previous fiscal year. The Company's estimated annual effective income tax rate for fiscal 1996 is 38%, compared to 43% estimated at December 31, 1994 for fiscal 1995. The primary reason for this decrease is attributable to the utilization of research and experimentation tax credits in fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its business primarily from operating revenues, short-term and long-term bank borrowings, capital leases and proceeds from the sale of stock. Working capital increased to $2,193,616 at December 31, 1995 from $1,967,042 at June 30, 1995 primarily due to the increased investment in receivables, inventories and prepaid royalties, partially offset by increased short-term and long-term borrowings and higher accounts payable and accrued expenses.

The Company has used cash generated from operations and short-term borrowings to fund its working capital requirements and to acquire capital equipment. The Company's operating activities used net cash of $704,987 in the six months ended December 31, 1995 and $176,081 in the six months ended December 31, 1994. The use of cash by operating activities in fiscal 1996 can be primarily attributed to increased investment in receivables and prepaid royalties arising from numerous additions to the Company's product lines, and to increased investment in receivables arising from the Company's increased focus upon retail sales as opposed to direct sales to end users. The Company's investing activities totaled $839,664 and $453,734 in the six months ended December 31, 1995 and 1994, respectively. These investing activities were primarily for the acquisition and development of software products. The increase is fiscal 1996 is primarily attributable to the Company's purchase of the FloorPlan software product line in September 1995, for approximately $700,000. Borrowings on the line of credit provided cash of $1,125,000 and repayments used cash of $425,000 in the six months ended December 31, 1995, compared to borrowings of $1,495,000 and repayments of $895,000 in the six months ended December 31, 1994. In addition, the Company obtained a term loan in September 1995 which provided cash of $675,000. During the six months ended December 31, 1995, principal payments on this term loan totaled $37,500.

As of December 31, 1995, the Company had a credit agreement with a bank under which it can borrow the lesser of $1,500,000 or 25% of eligible inventory up to a cap of $500,000 and 80% of eligible accounts receivable, at the bank's index rate plus 1/2%. This credit agreement will expire on October 31, 1996. Under terms of the agreement, all assets not subject to liens of other financial institutions have been pledged as collateral against the line of credit. As of December 31, 1995 the Company had $1,100,000 outstanding under this line of credit. In January 1996, the Company increased its borrowing capacity to the lesser of $1,800,000 or 25% of eligible inventory up to a cap of $500,000 and 80% of eligible accounts receivable as noted above, until May 31, 1996.

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

QUARTERLY TRENDS

The Company's consolidated results of operations to date have not been materially affected by seasonal trends. However, the Company believes that in the future its results may be impacted by such factors as order deferrals in anticipation of new product releases, delays in shipments of new products, a slower growth rate in the software markets in which the Company operates, or adverse general economic and industry conditions in any of the countries in which the Company does business. In addition, with significant portions of net revenues contributed by international operations, fluctuations of the U.S. dollar against foreign currencies and the seasonality of the European, Asia/Pacific, and other international markets could impact the Company's results of operations and financial position in a particular quarter. Rapid technological change and the Company's ability to develop, manufacture, and market products that successfully adapt to the change may also impact results of operations. Further, increased market competition from competitors either known or unknown to the Company could also negatively impact the Company's results of operations. Due to these factors, the Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenues or earnings from anticipated levels could have an immediate and adverse effect on the trading price of the Company's common stock.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

           None.

ITEM 6.  Exhibits and Reports on Form 8-K

           On December 27, 1995, the Company filed a Form 8-K, announcing the termination of Coopers and Lybrand LLP as its independent auditors effective December 20, 1995, and the concurrent appointment of Deloitte & Touche LLP as its new independent auditors.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: February 8, 1996             INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.







                                      By: /s/MARK H. COSMEZ II
                                          -------------------------

                                          Mark H. Cosmez II
                                          V.P. Finance & Chief Financial Officer
                                          (Duly Authorized Officer and
                                          Principal Financial Officer)