Form 10-Q
period 1996-03-31
INTERNATIONAL MICROCOMPUTER SOFTWARE INC /CA/
filed 1996-05-14
CIK 814929

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the quarter ended              MARCH 31, 1996
                                                              --------------

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                                ----------------      --------------

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



As of May 10, 1996, 3,211,300 shares of the Registrant's Common Stock, no par value, were outstanding.

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES

                                      INDEX

                                                                                                        Page
                                                                                                        ----
PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Information

                 Consolidated Balance Sheets at March 31, 1996 and June 30, 1995                          3

                 Consolidated Statements of Operations for the three months and nine months
                     ended March 31, 1996 and 1995                                                        4

                 Consolidated Statements of Cash Flows for the nine months ended March 31,
                     1996 and 1995                                                                        5

                 Notes to Consolidated Financial Statements                                               6

Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                                           7-10

PART II - OTHER INFORMATION                                                                               11

Signatures                                                                                                12

PART I - FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL INFORMATION

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                               MARCH 31, 1996       JUNE 30, 1995
                                                               --------------       -------------
ASSETS
Current assets:
  Cash and cash equivalents                                     $    703,632         $   523,235
  Receivables, less allowances for doubtful
    accounts and returns of $1,703,079 and $777,718                4,376,448           2,590,322
  Inventories                                                      2,328,664           1,625,631
  Prepaid royalties and licenses                                     660,709             336,053
  Deferred direct marketing costs                                    340,413             358,398
  Deferred tax assets, net                                           554,362             321,362
  Other current assets                                               196,612             182,637
                                                                ------------         -----------
      Total current assets                                         9,160,840           5,937,638
Furniture and equipment, net                                         979,031             836,610
Deferred tax assets, net                                             484,721             411,721
Capitalized software development costs, net                          324,808             244,839
Other assets, net                                                    309,626              39,583
                                                                ------------         -----------
                Total assets                                    $ 11,259,026         $ 7,470,391
                                                                ============         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Credit line payable                                          $    900,000         $   400,000
   Short term debt and other obligations                             424,756             186,529
   Accounts payable and accrued expenses                           4,408,903           3,139,059
   Income taxes payable                                              814,219             245,008
                                                                ------------         -----------
     Total current liabilities                                     6,547,878           3,970,596
Long term debt and other obligations                                 586,848             102,570
                                                                ------------         -----------
                Total liabilities                                  7,134,726           4,073,166
Shareholders' equity:
   Preferred stock, no par value; 20,000,000 shares
     authorized;  none issued or outstanding
   Common stock, no par value; 300,000,000 authorized;
   issued and outstanding 3,211,300 and 3,173,304 shares           5,913,839           5,863,776
   Accumulated deficit                                            (1,513,010)         (2,177,369)
   Cumulative translation adjustment                                 (11,071)            (23,724)
   Notes receivable from shareholders                               (265,458)           (265,458)
                                                                ------------         -----------
      Total shareholders' equity                                   4,124,300           3,397,225
                                                                ------------         -----------
           Total liabilities and shareholders' equity           $ 11,259,026         $ 7,470,391
                                                                ============         ===========

See Notes to Consolidated Financial Statements

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                            THREE MONTHS ENDED MARCH 31,                  NINE MONTHS ENDED MARCH 31,
                                    -------1996-------   ----------1995-------   ---------1996-------   ------------1995------
Net revenues                       $7,528,298   100.0%   $ 4,956,192    100.0%   $18,423,246   100.0%   $ 15,612,403    100.0%
Product costs                       2,400,893    31.9%     2,178,620     44.0%     5,923,184    32.2%      5,664,070     36.3%
                                   ----------   ------   -----------    ------   -----------   ------   ------------    ------
Gross margin                        5,127,405    68.1%     2,777,572     56.0%    12,500,062    67.8%      9,948,333     63.7%

Costs and expenses:
   Sales and marketing              2,887,969    38.4%     2,226,594     44.9%     7,172,297    38.9%      6,988,824     44.8%
   General and administrative         630,379     8.4%       673,266     13.6%     1,907,063    10.4%      1,783,121     11.4%
   Research and development           945,644    12.6%       781,072     15.8%     2,159,093    11.7%      1,565,334     10.0%
                                   ----------   ------   -----------    ------   -----------   ------   ------------    ------
                                    4,463,992    59.3%     3,680,932     74.3%    11,238,453    61.0%     10,337,279     66.2%
                                   ----------   ------   -----------    ------   -----------   ------   ------------    ------

Operating income                      663,413     8.8%      (903,360)   (18.2%)    1,261,609     6.8%       (388,946)    (2.5%)

Other expense, net                     97,014     1.3%        11,607      0.2%       190,062     1.0%         14,398      0.1%
                                   ----------   ------   -----------    ------   -----------   ------   ------------    ------

Income (loss) before income taxes     566,399     7.5%      (914,967)   (18.5%)    1,071,547     5.8%       (403,344)    (2.6%)

                                      215,232     2.9%      (283,889)    (5.7%)      407,188     2.2%        (64,403)    (0.4%)
                                   ----------   ------   -----------    ------   -----------   ------   ------------    ------

Net income (loss)                  $  351,167     4.7%   $  (631,078)   (12.7%)  $   664,359     3.6%   $   (338,941)    (2.2%)
                                   ==========   ======   ===========    ======   ===========   ======   ============    ======

Net income (loss) per common
  and common
  equivalent share:                $     0.10            $     (0.20)            $      0.19            $      (0.11)
                                   ==========            ===========             ===========            ============

Average common and common
  equivalent shares used to
  compute earnings (loss)
    per share:                      3,580,974              3,158,990               3,525,699               3,133,916
                                   ==========            ===========             ===========            ============

See Notes to Consolidated Financial Statements

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               NINE MONTHS ENDED MARCH 31,
                                                             -------------------------------
                                                                 1996                1995
                                                             -----------         -----------
Cash flows from operating activities:
   Net income                                                $   664,359         $  (338,941)
   Adjustments to reconcile net income to net
      cash used by operating activities
         Depreciation and amortization                           672,244           1,050,538
         Deferred income taxes                                  (306,000)            (43,043)
         Loss on disposition of equipment                           --                37,279
         Increase in accounts receivable                      (1,786,126)           (997,095)
         Increase in inventories                                (703,033)            (82,780)
         (Increase)/Decrease in prepaid royalties and
           licenses                                             (324,656)             11,015
         Decrease in direct marketing costs                       17,985             297,478
         Increase in other current assets                        (13,975)           (107,471)
         Increase in accounts payable
            and accrued expenses                               1,269,843             267,759
         Increase (decrease) in income taxes payable             569,211             (21,093)
         Currency translation adjustment                          12,653              29,695
                                                             -----------         -----------
   Net cash used by operating activities                          72,505             103,341

Cash flows from investing activities:
  Purchase of equipment                                         (138,677)           (393,213)
  Capitalized software development costs                        (396,843)           (122,344)
  Increase in other assets                                      (343,840)            (50,000)
                                                             -----------         -----------

    Net cash used by investing activities                       (879,360)           (565,557)

Cash flows from financing activities:
   Credit line borrowings                                      1,425,000           1,970,000
   Credit line repayments                                       (925,000)         (1,495,000)
   Term loan and other obligations additions                     675,000              95,762
   Capital lease and other obligations repayment                (237,811)            (81,399)
   Payments on notes receivable                                     --                20,000
   Proceeds from issuance of common stock                         50,063              61,889
                                                             -----------         -----------

    Net cash provided by financing activities                    987,252             571,252
                                                             -----------         -----------

    Net increase in cash and cash equivalents                    180,397             109,036

Cash and cash equivalents at beginning of period                 523,235             521,347
                                                             -----------         -----------

Cash and cash equivalents at end of the period               $   703,632         $   630,383
                                                             ===========         ===========


See Notes to Consolidated Financial Statements

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. BASIS OF PREPARATION.

The accompanying condensed consolidated financial statements have been prepared from the records of International Microcomputer Software, Inc. and Subsidiaries (the "Company") without audit. In the opinion of management, all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at March 31, 1996, and for all periods presented, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accounting policies followed by the Company are described in the notes to the financial statements in its Annual Report on Form 10-K for the year ended June 30, 1995. The condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in such Annual Report on Form 10-K.

The results of operations for the three month and nine month periods ended March 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

The Company's fiscal 1996 third quarter net revenues of $7,528,298 increased 52% from third quarter net revenues of $4,956,192 in the prior fiscal year. Gross margin in the third quarter of fiscal 1996 increased to 68.1% from 56.0% from the same quarter in the previous year. Operating expenses in the third quarter of fiscal 1996 were $4,463,992 compared to $3,680,932 for the same period last year, representing an increase of 21%. Net income in the third quarter of fiscal 1996 was $351,167 as compared to a net loss of $631,078 in the same period last year. The increase in net income can be primarily attributed to greater revenues in both the direct and retail sales channels resulting from two major product releases in the current quarter, and to one time charges of approximately $913,000 recorded in the quarter ended March 31, 1995. These charges related to the write-off of software acquisition and development costs of approximately $507,000 included in research and development expenses and to accelerated amortization of capitalized software acquisition and development costs of approximately $406,000 included in product costs.

RESULTS OF OPERATIONS

NET REVENUES

Net revenues for the quarter and nine months ended March 31, 1996 were $7,528,298 and $18,423,246, respectively compared to $4,956,192 and $15,612,403 for the same periods in the previous year. The increase in net revenues can be attributed to two major product releases during the current quarter, an upgrade to its flagship product TurboCAD, which accounted for approximately 69% of the Company's net revenues during the current quarter, and Masterclips 35,000, a content/clip art product.

Net revenues from channel sales accounted for $4,532,655 or 60% and $12,145,686 or 66% of net revenues for the quarter and nine months ended March 31, 1996, and $3,025,576 or 61% and $9,057,013 or 58% of net revenues for the comparable periods in fiscal year 1995. Channel sales increased $1,507,079 or 50% and $3,088,673 or 34% for the quarter and nine months ended March 31, 1996 compared to the same periods last year. The increase in net revenues from channel sales in both the quarter and the nine months can be attributed to the successful release of both TurboCAD and Masterclips 35,000 in the current quarter as well as the Company's ongoing strategy of transitioning sales towards the retail channel rather than the direct market.

Net revenues from direct mail sales accounted for $2,995,643 or 40% and $6,277,560 or 34% of net revenues for the quarter and nine months ended March 31, 1996 compared to $1,930,616 or 39% and $6,555,390 or 42% of net revenues for the quarter and nine months ended March 31, 1995. Net direct mail revenues increased $1,065,027 or 55% and decreased $277,830 or 4% for the quarter and nine months ended March 31, 1996 compared to the same periods last year. The increase in direct mail sales in the quarter ended March 31, 1996 can be attributed to the Company's release of its upgrade to TurboCAD, while the decrease in direct mail sales for the nine months ended March 31, 1996 reflects the Company's overall strategy to focus its selling activities primarily in the retail market.

International net revenues accounted for $2,369,173 or 31% and $5,300,167 or 29% of total net revenues for the quarter and nine months ended March 31, 1996 compared to $1,700,604 or 34% and $5,124,031 or 33% of total net revenues for the same periods in the previous fiscal year. International net revenues increased $668,569 or 39% and $176,136 or 3% for the quarter and nine months ended March 31, 1996 compared to the same periods in the previous fiscal year.

PRODUCT COSTS

Product costs include direct costs of production (manuals, diskettes, compact disks, duplication, packaging materials and assembly), shipping, royalties, inventory spoilage, reserves for obsolete inventory, and amortization of capitalized software development costs. Product costs were $2,400,893 and $5,923,184 for the quarter and nine months ended March 31, 1996 compared to $2,178,620 and $5,664,070 for the comparable periods in the previous fiscal year. Product costs as a percentage of revenues was 31.9% and 32.2% for the quarter and nine months ended March 31, 1996, compared to 44.0% and 36.3% for the same periods in the previous fiscal year. The improvement was primarily a result of an improved mix of sales with higher gross margins, coupled with accelerated amortization of capitalized software costs in 1995 described below.

Amortization of capitalized software development costs and acquired software costs included in product costs were $127,464 and $390,671 for the quarter and nine months ended March 31, 1996 compared to $509,770 and $766,628 for the same periods in the previous fiscal year. The decrease in amortization expense in fiscal 1996 is attributable to the Company's revision of the economic lives of its capitalized software products in the quarter ended March 31, 1995, which resulted in accelerated amortization of approximately $406,000 in that quarter.

SALES AND MARKETING

Sales and marketing expenses include salaries and benefits for retail channel, direct mail and marketing personnel, commissions, advertising, trade show, design, and direct mail promotional costs (design, postage, printing, fulfillment and list rentals).

Sales and marketing expenses increased to $2,887,969 and $7,172,297 in the quarter and nine months ended March 31, 1996 from $2,226,594 and $6,988,824 for the same periods in the previous fiscal year. As a percentage of revenues, sales and marketing costs decreased to 38.4% and 38.9%, respectively in the quarter and nine months ended March 31, 1996 from 44.9% and 44.8%, respectively for the same periods in the previous fiscal year. This decrease in sales and marketing expenses as a percent of revenues can be attributed to the Company's continued transition to retail channel sales rather than direct sales as well as the effect on direct sales of the more profitable upgrade release of TurboCAD in the most recent quarter.

Direct mail sales and marketing expenses comprised 46% and 47%, respectively of total sales and marketing expense for the quarter and nine months ended March 31, 1996, compared to 57% and 64%, respectively for the same periods last year.

GENERAL AND ADMINISTRATIVE

General and administrative expenses are comprised primarily of the costs of the Company's administrative, finance and human resources functions. General and administrative expenses were $630,379 and $1,907,063 in the quarter and nine months ended March 31, 1996 compared to $673,266 and $1,783,121 for the same periods in the previous fiscal year. As a percentage of revenues, general and administrative expenses were 8.4% and 10.4% for the quarter and nine months ended March 31, 1996, compared to 13.6% and 11.4% for the same periods last year. The decrease in general and administrative expenses as a percent of revenues is primarily the result of revenue growth in fiscal 1996, as general and administrative expenses tend to be more fixed in nature.

RESEARCH AND DEVELOPMENT

Research and development expenses are comprised primarily of personnel costs, costs required to conduct the Company's development efforts and third-party software development costs. Research and development expense increased to $945,644 and $2,159,093 in the quarter and nine months ended March 31, 1996 from $781,072 and $1,565,334 in the same periods for the previous fiscal year. As a percentage of revenues, research and development expenses were 12.6% and 11.7%, respectively for the quarter and nine months ended March 31, 1996, compared to 15.8% and 10.0%, respectively for the same periods last year. The increase in absolute dollars in the current quarter and as a percent of revenues for the current fiscal year can be attributed to increased domestic headcount, the utilization of additional software development personnel in Russia and other third party development costs resulting from an aggressive fiscal 1996 product release schedule.

OTHER EXPENSE, NET

Other expense, net was $97,014 and $190,062, respectively for the quarter and nine months ended March 31, 1996 compared to $11,607 and $14,398 for the same periods in the previous fiscal year. The increase in other expense in both the quarter and nine months ended March 31, 1996 can be attributed to increased interest expense relating to higher levels of both short-term and long-term debt in fiscal 1996. Additionally, the Company recorded foreign exchange losses of $38,488 and $57,228 in the quarter and nine months ended March 31, 1996, compared to foreign currency gains of $1,489 and $30,956 in the same periods last year.

PROVISION FOR INCOME TAXES

The Company's provision for income tax was $215,232 and $407,188, respectively for the quarter and nine months ended March 31, 1996, compared to a benefit of $283,889 and $64,403 for the same periods in the previous fiscal year. The Company's estimated annual effective income tax rate for fiscal 1996 is 38%, compared to 16% estimated at March 31, 1995 for fiscal 1995. The primary reason for this increase is attributable to the utilization NOL carryforwards in fiscal 1995, partially offset by the utilization of research and experimentation tax credits in fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its business primarily from operating revenues, short-term and long-term bank borrowings, capital leases and proceeds from the sale of stock. Working capital increased to $2,612,962 at March 31, 1996 from $1,967,042 at June 30, 1995 primarily due to the increased investment in receivables, inventories and prepaid royalties, partially offset by increased short-term borrowings and higher accounts payable and accrued expenses.

The Company has used cash generated from operations and short-term and long-term borrowings to fund its working capital requirements and to acquire capital equipment. The Company's operating activities generated net cash of $72,505 in the nine months ended March 31, 1996 and $103,341 in the nine months ended March 31, 1995. The Company's investing activities totaled $879,360 and $565,557 in the nine months ended March 31, 1996 and 1995, respectively. These investing activities were primarily for the acquisition and development of software products. The increase is fiscal 1996 is primarily attributable to the Company's purchase of the FloorPlan software product line in September 1995, for approximately $700,000. Borrowings on the line of credit provided cash of $1,425,000 and repayments used cash of $925,000 in the nine months ended March 31, 1996, compared to borrowings of $1,970,000 and repayments of $1,495,000 in the nine months ended March 31, 1995. In addition, the Company obtained a term loan in September 1995 which provided cash of $675,000. During the nine months ended March 31, 1996, principal payments on this term loan totaled $112,500.

As of March 31, 1996, the Company had a credit agreement with a bank under which it can borrow the lesser of $1,500,000 or 25% of eligible inventory up to a cap of $500,000 and 80% of eligible accounts receivable, at the bank's index rate plus 1/2%. This credit agreement will expire on October 31, 1996. Under terms of the agreement, all assets not subject to liens of other financial institutions have been pledged as collateral against the line of credit. As of March 31, 1996 the Company had $900,000 outstanding under this line of credit. In January 1996, the Company increased its borrowing capacity to the lesser of $1,800,000 or 25% of eligible inventory up to a cap of $500,000 and 80% of eligible accounts receivable as noted above, until May 31, 1996.

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

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

              None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

     Proposal 1.      Election of Directors

                                             FOR                  AGAINST                 ABSTAIN
                                             ---                  -------                 -------
Earl S. Hamlin                            2,691,935                5,806                    None
Geoffrey B. Koblick                       2,691,445                6,296                    None
Gordon K. Landies                         2,691,835                5,906                    None
Robert Mayer                              2,689,363                8,378                    None
Martin Sacks                              2,691,948                5,793                    None

     Proposal 2.      Amendment to the Company's 1993 Employee Incentive Plan

                                             FOR                  AGAINST               ABSTAIN
                                             ---                  -------               -------
                                          1,885,452               73,958                 6,910

ITEM 6.  Exhibits and Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter ended March 31, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 13, 1996        INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.




                                    By:  /s/  MARTIN SACKS
                                         --------------------------------------

                                         Martin Sacks
                                         President & Chief Executive Officer
                                         (Principal Executive Officer)


                                    By:  /s/ MARK H. COSMEZ, II
                                         --------------------------------------

                                         Mark H. Cosmez, II
                                         V.P. Finance & Chief Financial Officer
                                         (Duly Authorized Officer and
                                         Principal Financial Officer)