Form 10-K
period 1996-06-30
INTERNATIONAL MICROCOMPUTER SOFTWARE INC /CA/
filed 1996-09-27
CIK 814929

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year ended June 30, 1996

                                       or

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _____ to _____

             Commission File No. 0-15949

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)

         CALIFORNIA                                    94-2862863
         (State or other jurisdiction              (I.R.S. Employer
           of incorporation)                       Identification No.)

         1895 FRANCISCO BLVD. EAST., SAN RAFAEL, CALIFORNIA         94901
         (Address of principal executive offices)                 (Zip code)

         Registrant's telephone number, including area code:  (415) 257-3000

         Securities registered pursuant to Section 12(b) of the Act:  None

         Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value

         Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes X No ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
         Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

         The aggregate market value of the voting stock of the registrant by non-affiliates of the registrant as of September 16, 1996 was approximately $28,200,000

         As of September 16, 1996, 3,273,258 shares of Registrant's Common Stock, no par value, were outstanding.

         DOCUMENTS INCORPORATED BY REFERENCE:  None

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                          1996 FORM 10-K ANNUAL REPORT


                                TABLE OF CONTENTS

                                                                                                                  PAGE
                                     PART I

       Item 1.        Business                                                                                      2

       Item 2.        Properties and Facilities                                                                     7

       Item 3.        Legal Proceedings                                                                             7

       Item 4.        Submission of Matters to a Vote of Security Holders                                           7

                                     PART II

       Item 5.        Market for the Registrant's Common Equity and Related Stockholder Matters                     8

       Item 6.        Selected Financial Data                                                                       9

       Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations        10

       Item 8.        Financial Statements and Supplementary Data                                                  14

       Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure         14

                                    PART III

       Item 10.       Directors and Executive Officers of the Registrant                                           15

       Item 11.       Executive Compensation                                                                       17

       Item 12.       Security Ownership of Certain Beneficial Owners and Management                               18

       Item 13.       Certain Relationships and Related Transactions                                               19

                                     PART IV

       Item 14.       Exhibits, Financial Statements, Schedules, and Reports on Form 8-K                           20

       Signatures                                                                                                  38

       Exhibit Index                                                                                               39

                                     PART I

ITEM 1. BUSINESS

GENERAL

International Microcomputer Software, Inc. (the "Company") was incorporated in California in November 1982. The Company's corporate headquarters are in San Rafael, California, and subsidiary offices are maintained in the United Kingdom, Germany, Australia, South Africa and France. The Company develops and publishes computer software and manufactures input devices for microcomputers.

Any forward looking statements contained in the following discussion or elsewhere in this document involve risks and uncertainties which may cause actual results to differ materially from those discussed. A wide range of factors could contribute to those differences, including those discussed in this document.

PRODUCTS

The Company has over 20 software products operating on the Microsoft Windows and Apple Macintosh operating platforms, for the small office and consumer markets. The products are organized into four main product groups: CAD (Computer Aided Design) Group; Office Automation; Desktop Publishing and Consumer products. IMSI owns the technology and controls development of its key products, and works with a network of other development companies to provide a stream of new products which the Company publishes, on both an exclusive and non-exclusive basis.

COMPUTER AIDED DESIGN

IMSI's flagship product, TurboCAD 2D/3D is a professional, mid-range Computer Aided Design (CAD) software product. TurboCAD 2D/3D addresses the design needs for architectural, electrical, mechanical, illustration, and landscape designs in 2D. TurboCAD 2D/3D also includes a full 3D modeler plus over 10,000 CAD symbols. Currently priced at an estimated street price of $99.95, the product has sold over 750,000 units to date and was ranked the best selling mid-range CAD product in terms of unit sales in the U.S. market according to PC Data, as of June 1996. The product is offered in both Windows and Macintosh formats.

TurboCAD Designer 2D/3D for Windows is positioned for entry level users to learn and use CAD. Priced at an estimated street price of $29.95, TurboCAD Designer 2D/3D can be used for remodeling projects, CAD instruction, and hobby and house plan designs. The product includes an instruction book for learning and using CAD, over 2,000 CAD symbols, powerful 2D TurboCAD design features, a full 3D modeler, and over 100 HomeStyles plans.

FloorPlan Plus 3D for Windows (acquired by the Company in September 1995) allows users to design their homes and gardens with ease. The product can be used for designing home and office layouts, landscaping, decks, kitchens and more in 2D, and can also be used to "view" and walk through their design in full 3D. Priced at an estimated street price of $49.95, FloorPlan Plus 3D also includes over 1,000 home plans, a home design book, a stand alone garden designer, and Internet access to on-line home and garden resources. Over 500,000 units of FloorPlan Plus 3D have been sold in the past few years.

OFFICE AUTOMATION AND PROJECT MANAGEMENT

TurboProject 2.0 is a full featured, easy to use project management application that leads one intuitively through the process of establishing goals and building project plans. The user can choose from a gallery of 28 standard tabular reports or customize one for a specific industry or project.

Windelete is an uninstaller software product that allows safe, accurate, and effective removal of programs and files for computers running on Windows. Priced at an estimated street price of $29.95, WinDelete includes Internet management features and full award winning virus protection software.

FormTool is the best selling forms automation software product in the U.S. retail market, according to PC Data. FormTool's powerful, easy-to-use design and editing tools enables the user to create professional looking forms in a very short time. It assists businesses to organize and standardize written communication.

DESKTOP PUBLISHING AND ART

MasterClips Premium Image Collections are a collection of high quality images featuring a wide variety of hand-picked clip art, fonts, and photos for desktop publishing documents as well as web page designs. MasterClips 35,000 shipped in February 1996 and has grown to approximately 15% of the clip art market by May 1996, and was currently ranked as the world's third best selling clip art product by the end of fiscal 1996.

IMSI released MasterClips 101,000 in the first quarter of fiscal 1997. Masterclips 101,000 includes 33,000 vector-based color clip images, 40,000 classic black and white Dover images, 22,500 ink-jet ready photos, 3,500 high resolution photos, 2,000 true type fonts, and 500 sound effects, video and animation clips. MasterClips 101,000 includes the powerful MediaPaq Browser to easily locate these images. The estimated street price for MasterClips 101,000 is $59.95.

Master Publisher Premium Publishing Suite for Windows is a new desktop publishing suite for the small office or home. Targeted for release in the first half of fiscal 1997, MasterPublisher can be used for high-quality newsletters, brochures, logos, greeting cards, and more. The suite includes TurboPublisher as a layout tool, TurboDraw as a drawing, design and effects tool, 20,000 clip art images, 2,000 fonts, and a browser and image reference catalog. Master Publisher is targeted for an estimated street price of $29.95.

MasterPhotos 22,000 Premium Photo Collection is a unique photo library designed to enhance multimedia, desktop or Internet projects. Master Photos will be available for Windows and includes 5,000 BMP high resolution photographs in over 33 categories and 22,500 ink-jet ready photos. The product is expected to ship in the first half of fiscal 1997 with an estimated street price of $29.95.

CONSUMER

EZ Language allows users to learn their choice of Spanish, French, Russian, German, Italian, Japanese, or English. It is designed for business and leisure travelers as well as language students and enthusiasts to learn the most important words and phrases in another language. The newest version shipped in March 1996 and included more words and phrases than previous versions, plus multimedia tours of the native regions and access to an exclusive Internet site with a wide variety of travel and language Internet links. EZ Language sells for a targeted street price of $49.95 and is available both for Windows and Macintosh in the same package.

The Company has sold several hundred thousand input devices over the past few years, and the trend in the computer industry is towards greater use of graphical devices, such as mice, as a means of input. The Company expects its hardware products to make up a smaller percentage of overall revenues during the 1997 fiscal year.

The Company's primary software products have been internally developed, acquired from independent third parties or developed for the Company by software development companies and individual programmers, in exchange for a development fee. In cases where the Company has publishing rights for a product, the Company generally has exclusive marketing arrangements for the products it sells, as well as ownership of the product name.

BACKGROUND AND GROWTH STRATEGY

The Company completed its initial public offering in July 1987, raising net proceeds of approximately $2,600,000. In August 1988, the Company acquired Milan Systems America, Inc. and the rights to TurboCAD, the Company's best selling product. In August 1993, the Company acquired the rights to FormTool, and raised approximately $1,300,000 in a private placement. In January 1995, the Company acquired the rights to ViewPoint, a project management software product. In September 1995, the Company acquired the rights to the FloorPlan Plus product line from Forte/ComputerEasy International, Inc.

The Company has consistently expanded its line of software products during the last few years. The Company's long term goal is to continue to grow during the next several years, and to either become a major competitor in the markets in which it competes, or consolidate with a strategic partner in the software or information industry.

Even if the Company is successful in its goal of increasing revenues and profits, the Company's plans regarding future growth involve several risks to the Company, including among others, increased financing needs, capital and cash flow requirements, changing facilities requirements, the possibility that revenues will not grow at a rate commensurate with increased expenditure levels, and the need to add additional management and other personnel to manage the growth. There can be no assurance that the Company will successfully grow in the future.

In the past, expansion of the Company's product line has resulted from acquisition of products, or the right to publish products, from third parties. The Company significantly increased the level of research and development expenses in fiscal 1995 and fiscal 1996 from previous levels and expects such expenses to remain at a high level in fiscal 1997 compared with fiscal 1996. (See "International Subsidiaries")

SALES AND MARKETING

Sales of the Company's products are divided between sales to companies for resale, such as software distributors, computer dealers, and retail outlets (collectively, "retail channel sales"), and sales direct to end-users ("direct sales"). The majority of the Company's channel sales are to distributors, which in turn resell the products to computer dealers nationally and internationally. Major distributors of the Company's products include Merisel, Ingram Micro and Tech Data, among others. The Company also sells directly to a limited number of computer resellers.

The Company's focus in channel sales is to increase sales through its current distributor network, primarily through the introduction of new products. The Company markets products through a combination of telephone sales, advertising, direct mail, trade shows and sales promotion activities. The Company has opened the following international sales offices: London, England in April 1992; Sydney, Australia in April 1993; Munich, Germany in October 1993; Johannesburg, South Africa in November 1994 and Paris, France in April 1995.

During fiscal 1996, the Company continued its sales transition away from direct mail in favor of the retail channel, which typically has higher profit margins. An outside sales force has been employed to manage key retail and distribution accounts directly and solidify and expand these relationships, all of which broadened IMSI's overall product distribution. IMSI's direct mail strategy remains focused on mining the Company's substantial user database through cost-effective upgrade and crossgrade mailings. Additionally, new product successes, with products such as TurboCAD 2D/3D and TurboProject have afforded expansion opportunities into the corporate market, which the Company plans to target in fiscal 1997. Nonetheless, the Company depends on direct mail distribution for a significant portion of its sales (approximately 32.8%, 39.9% and 65.9% of total net revenues in fiscal 1996, 1995 and 1994, respectively). The rate at which potential customers respond to the Company's direct mail solicitations has fluctuated from time to time in the past fiscal year and could also change in the future. A relatively small decline in historical response rates has adversely affected and could continue to adversely affect the Company's profitability. In addition, competitors offer competing products through direct mail distribution and other distribution methods to the same persons who receive the Company's direct mailings, reducing the Company's revenues and profits.

COMPETITION

The microcomputer software and hardware industries are highly competitive and are characterized by rapid changes in technology and customer requirements. The Company competes both in the acquisition of new products and in the marketing and sale of its existing products. Important factors in consumer software marketing include product features, quality, ease of understanding and operation, brand recognition, advertising and dealer merchandising, access to distribution channels, hardware compatibility, pricing, and availability and quality of support services.

The Company competes for new and innovative products primarily on the basis of brand-name reputation, the terms offered to software developers, and the ability to market new products successfully as demonstrated by past success and current presence in distribution channels.

The Company faces competition from a large number of sources. The Company's competitors vary in size from small companies with limited resources to large corporations, including manufacturers of microcomputers, with substantially greater financial and management resources than the Company and with the technical ability to develop or acquire products similar to those offered by the Company. The Company's relatively small size could adversely affect its ability to compete with larger companies for sales to dealers, distributors, and retail outlets, to obtain shelf space for its products in retail outlets, and to acquire products from third parties (who may desire to have their products sold or published by larger entities) to be sold or published by the Company. Moreover, competition in the Windows applications segment and the multimedia segment from major software publishers is intensifying, and the competitive upgrade price discounting between the major firms is eroding traditional price segmentation that had previously existed in the software industry. There can be no assurance that price and market share competition will not intensify, or that software or hardware manufacturers will not market products that may adversely affect the Company's revenues and income.

Currently, a significant portion of the Company's revenues depends upon sales of the TurboCAD and MasterClips product lines. A significant decline in sales of one or more of these products could adversely affect the Company's results of operations. Thus, the Company is more vulnerable to market declines and competition in the markets for such products than companies with more diversified sources of revenues.

CHANGES IN TECHNOLOGY FOR PRODUCTS

Changes in technology, product obsolescence, and advances in computer software and hardware will require the Company to develop or acquire new products and to enhance its products in a timely manner. There can be no assurance that the Company will be successful in such efforts or that the Company will have the resources required to respond to technological changes or to compete successfully in the future. Because of the Company's small size and capital resources relative to some of its competitors, its ability to avoid technological obsolescence through acquisition or development of new products or upgrades of existing products may be more limited than companies with greater funds. In addition, there can be no assurance that upgrades or new releases of the Company's products will be free from program defects, which might reduce sales of such upgrades or new versions.

Several major microcomputer software companies have continued to reduce the prices of their products. The Company may be required to reduce the prices of its products in the future to remain competitive. If the Company significantly reduced the prices of one or more of its products, there can be no assurance that such price reductions would result in an increase in unit sales volume or that prices would not continue to decline in the future, which would result in a decrease in the revenues from, and gross profits on, sales of such products.

RESEARCH AND DEVELOPMENT

Improvements in microcomputer software products are important to keep the products competitive in the rapidly changing technological markets for the Company's products. The Company has significantly increased its expenditures on research and development to upgrade its existing products and allow its products to operate in new environments. Research and development costs for the fiscal years ended June 30, 1996, 1995 and 1994, were $3,170,937, $2,151,069, and
$1,152,382 respectively.

INTERNATIONAL SUBSIDIARIES

In April 1992, the Company formed IMSI (UK) Limited as a wholly-owned subsidiary, with an office and warehouse located in London, England. In April 1993, the Company formed IMSI Australia (PTY) Ltd. as a wholly-owned subsidiary, with an office and warehouse located in Sydney. In October 1993, the Company formed IMSI Germany (GmbH) as a wholly owned subsidiary with an office and warehouse located in Munich. In November 1994, the Company formed IMSI South Africa Ltd. as a wholly-owned subsidiary, with an office and a warehouse located in Johannesburg, South Africa. In April 1995, the Company formed IMSI France as a wholly-owned subsidiary, with an office located in Paris, France.

EMPLOYEES

As of June 30, 1996, the Company had 144 full-time employees, including approximately 57 marketing and sales employees, 46 administrative, including accounting, MIS and operations personnel, and approximately 41 research and development personnel. The Company also utilizes the services of independent contractors on an as-needed basis.

The Company's ability to market, sell, and support its products and establish and maintain its competitive position will depend, in part, on its ability to attract and retain qualified personnel. While the Company believes that it has, to date, been able to attract and retain such personnel, there can be no assurance that it will continue to be able to do so in the future. The Company is not a party to any collective bargaining agreements with its employees and considers its relations with its employees to be satisfactory.

ITEM 2.  PROPERTIES AND FACILITIES

The Company's primary facilities include leased corporate office space and warehouse space located in Northern California. The Company leases offices consisting of approximately 15,239 square feet of office space at 1895 Francisco Blvd. East, San Rafael, California and approximately 34,000 square feet of warehouse space in Richmond, California at a combined rate of $32,843 per month.

The Company also leases smaller office and warehouse space in the greater metropolitan areas of London, England; Munich, Germany; Sydney, Australia; Johannesburg, South Africa and Paris, France. The Company expects that its current leased facilities will be sufficient to meet its needs for the foreseeable future.


ITEM 3.  LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party to or to which any of its property is subject.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fiscal year ended June 30, 1996 other than the election of nominees to the Company's Board of Directors and approval of an amendment to the 1993 Incentive Plan, increasing by 300,000 the number of shares of Common Stock issuable under the plan.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Presently, the Common Stock is traded on the NASDAQ Small Cap Market under the symbol "IMSI." Historically, trading volume of the Common Stock has been very small and the market for the Common Stock has been materially less liquid than that of most other publicly traded companies. Significant sales of Common Stock by officers and directors or other shareholders could have an adverse effect on the market price of the Common Stock.

The following table sets forth the quarterly high bid and low asked prices of the Common Stock for fiscal 1995 and fiscal 1996, as quoted on the NASDAQ Bulletin Board and NASDAQ. Such prices represent prices between dealers and do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions.

                                                                           CLOSING SALES PRICES

                                                                        High Bid          Low Asked
                                                                        --------          ---------
             Fiscal Year 1995

             First Quarter                                               $ 5.00             $3.42
             Second Quarter                                                5.67              4.00
             Third Quarter                                                 6.00              5.33
             Fourth Quarter                                                6.17              5.83

             Fiscal Year 1996

             First Quarter                                                 6.83              5.50
             Second Quarter                                                9.00              6.67
             Third Quarter                                                 8.75              6.00
             Fourth Quarter                                               12.00              8.50


There were approximately 1,092 holders of record of the Common Stock as of September 16, 1996. The Company believes that additional beneficial owners of its Common Stock hold their shares in street names.

The Company has not paid any cash dividends on its Common Stock and does not plan to pay any such dividends in the foreseeable future. The Company's future dividend policy will be determined by its Board of Directors on the basis of many factors, including results of operations, capital requirements and general business conditions.

ITEM 6.  SELECTED FINANCIAL DATA

   STATEMENT OF OPERATIONS DATA:                            (Amounts in thousands except share and per share amounts)
    Year ended June 30,                        1996             1995            1994             1993            1992
    -------------------                        ----             ----            ----             ----            ----

    Net Revenues                            $25,679          $20,300         $23,118          $13,193          $7,764

    Total costs and
    expenses                                 23,878           20,670          22,565           12,254           7,242

    Operating income (loss)                   1,801            (370)             553              939             522

    Income (loss) before
    income taxes, cumulative
    effect of accounting
    change and extraordinary
    items                                     1,539            (424)             573              857             455

    Cumulative effect of
    accounting change                            --               --             800               --              --

    Extraordinary items:
       Utilization of  income
       tax carry forward                         --               --              --              274             139

    Net income (loss)                           954            (435)           1,120              760             412

    Net income (loss) per share:
       Primary                              $   .26         ($  .14)         $   .35  (a)     $   .31  (b)     $  .19  (c)

       Fully-diluted                        $   .26         ($  .14)         $   .35  (a)     $   .30  (b)     $  .19  (c)

    Weighted average common and common equivalent shares outstanding:

    Primary                               3,614,963        3,146,124       3,219,705        2,439,897       2,140,439

    Fully diluted                         3,614,963        3,146,124       3,219,705        2,534,178       2,140,439

    BALANCE SHEET DATA:
    As of June 30,                             1996             1995            1994             1993            1992
    --------------                             ----             ----            ----             ----            ----

    Working capital                         $  3,092         $ 1,967         $ 1,918          $   375          $   72

    Total assets                              11,058           7,470           6,752            3,845           2,198

    Current liabilities                        5,972           3,971           2,968            2,826           1,885

    Capital lease and other
    obligations-long term                        565             103             110               --              --

    Shareholders' equity                       4,522           3,397            3,674            1,019             314

(a) Includes cumulative effect of accounting change of $.25 per share.

(b) Includes extraordinary gain of $.11 per share.

(c)  Includes extraordinary gain of $.06 per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

Net revenues in fiscal 1996 were $25,679,017, an increase of 26% from net revenues of $20,300,361 for fiscal 1995. Net revenues increased primarily due to increased sales into the retail channel as a result of the Company's increased emphasis on selling in the retail channel. The fiscal 1995 revenues decreased 12% from $23,118,193 in fiscal 1994. This decrease was primarily due to lower direct mail sales, resulting from the Company's transition towards an operating model focused increasingly upon retail sales. The Company recorded operating income of $1,801,182 in fiscal 1996 compared with an operating loss in the fiscal year ended June 30, 1995 of $370,360, and operating income of $553,241 in fiscal 1994. The Company attributes the increase of operating income to the increased revenue in 1996 while the 1995 operating loss was attributable to several non-recurring charges recorded during the year. In the fiscal year ended June 30, 1995, the Company incurred charges of approximately $1,000,000 for the write-off of software acquisition costs and the write off of software development costs as a result of reducing the amortization period for such internally developed software from 36 months to 18 months. Additionally, during fiscal 1995, the Company increased its allowances for doubtful accounts and returns as the Company transitioned towards an operating model focused increasingly upon retail sales, resulting in approximately $614,000 of additional expense for the year.



RESULTS OF OPERATIONS

NET REVENUES

Net revenues were $25,679,017, $20,300,361 and $23,118,193 in fiscal 1996, 1995, and 1994 respectively. Increased sales in fiscal 1996 compared to fiscal 1995 were primarily the result of a 41% increase in retail channel sales coupled with an increase of 4% increase in direct mail sales. The decreased sales in fiscal 1995 compared with fiscal 1994 was primarily due to a 47% decrease in direct mail sales, partially offset by an increase of 55% in retail channel sales.

Net revenues from retail channel sales accounted for $17,265,000 of total net revenues in fiscal 1996 or 67.2% of total net revenue, compared to $12,202,000 or 60.1% and $7,887,000 or 34.1% in fiscal 1995 and 1994, respectively. Net revenues from direct mail sales were $8,414,000 or 32.8% of total net revenues in fiscal 1996, compared to $8,098,000 or 39.9%, and $15,231,000 or 65.9% in fiscal 1995 and 1994, respectively.

The rate at which potential customers respond to the Company's direct mail solicitations could change in the future. A relatively small decline in historical response rates could affect the Company's profitability. In addition, competitors might offer competing products through direct mail distribution or other distribution methods to the same persons who receive the Company's direct mailings, reducing the Company's revenues and net income.

Approximately 64.9% and 48.2% of the Company's total net revenues in fiscal 1996 and fiscal 1995, respectively, were comprised of the TurboCAD and MasterClips product lines.

International net revenues accounted for $8,614,000, or 33.5% of total net revenues in fiscal 1996, compared to $6,780,000 or 33.4%, and $5,417,000 or 23.4% in fiscal 1995 and 1994, respectively. The increases in international net revenues over the previous periods were primarily the result of increased sales through distribution channels and successful direct mail promotions, as well as continued penetration into international markets where the Company had no prior presence.

PRODUCT COSTS

Product costs include the direct costs of production (manuals, diskettes, compact disks, duplication, packaging materials and assembly), labor, freight, supplies, royalties, inventory spoilage, reserves for obsolete inventory, and amortization of capitalized software development costs.

Product costs were $8,261,583, $7,143,795 and $7,745,258 for fiscal 1996, 1995 and 1994, respectively. Product costs decreased as a percentage of net revenues to 32.2% in fiscal 1996 from approximately 35.2% and 33.5% in fiscal 1995 and 1994. Product costs decreased as a percent of net revenues in fiscal 1996 as a result of decreased software amortization compared to fiscal 1995, coupled with improved costs associated with higher volume purchases. During fiscal 1995, the Company reevaluated and changed the economic lives of capitalized software acquisition and development costs. Beginning with the quarter ending March 31, 1995, the Company reduced the amortization period from 36 months to 18 months, resulting in additional amortization of approximately $500,000 during fiscal 1995. For the period from fiscal 1994 to fiscal 1995, product costs as a percentage of net revenue increased primarily due to increased amortization of capitalized software development costs, freight cost and production labor. As a result of the above factors, gross margins increased to 67.8% in fiscal 1996, compared to 64.8% and 66.5% in fiscal 1995 and 1994, respectively. Amortization of capitalized software development costs and software acquisition costs charged to product costs were $375,206, $939,507 and $341,866 for fiscal 1996, 1995 and
1994, respectively.

SALES AND MARKETING

Sales and marketing expenses include salaries and benefits for retail channel, direct mail and marketing personnel, commissions, advertising, trade show, design and direct mail promotional costs (design, postage, printing, fulfillment and list rentals).

Sales and marketing expenses increased in fiscal 1996 to $9,888,558 from $8,918,867 in 1995, and decreased in fiscal 1995 from $11,039,664 in fiscal 1994. As a percentage of net revenues, sales and marketing expenses were 38.5%, 44.0% and 47.8% in fiscal 1996, 1995 and 1994, respectively. The decrease in fiscal 1996 sales and marketing expenses as a percent of net revenues was primarily a result of decreased direct mail personnel and direct mail promotional activities. The absolute dollar increase in sales and marketing expenses for fiscal 1996 is attributable to increased sales activity in the retail channel. The decrease in fiscal 1995 sales and marketing expenses and the decrease as a percentage of net revenues was primarily a result of decreased direct mail personnel and direct mail promotional activities from fiscal 1994. There were 57, 35 and 59 sales and marketing personnel at June 30, 1996, 1995 and 1994. Direct mail sales expenses comprised 46%, 61%, and 76% of total sales and marketing expenses in fiscal 1996, 1995 and 1994, respectively. The decrease in direct mail sales expense was primarily a result of the Company's decision to focus its operations more upon retail channel sales and less upon direct mail sales. Direct mail costs are relatively variable, as most of the costs consist of mailing, printing and list rental costs.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $2,556,757, $2,456,990 and $2,627,649 for fiscal 1996, 1995 and 1994, respectively, representing 10.0%, 12.1% and 11.4% of net revenues for those years. General and administrative expenses remained relatively consistent from the 1996 fiscal year to 1995 fiscal year resulting in a reduced percentage of net revenue due to growth in the Company's net revenue. General and administrative expenses decreased in fiscal 1995 as a result of personnel reductions, partially offset by increased bad debt reserves. There were 32, 31 and 34 administrative personnel at June 30, 1996, 1995 and 1994, respectively.

RESEARCH AND DEVELOPMENT

Research and development expenses are comprised primarily of personnel costs and costs required to conduct the Company's development effort and third-party software development costs. Research and development costs were $3,170,937, $2,151,069 and $1,152,382 for fiscal 1996, 1995 and 1994, respectively, representing 12.3%, 10.6%, and 5.0% of net revenues for those years. These increases resulted primarily from personnel additions related to the development and expansion of the Company's products. Fiscal 1995 research and development costs included approximately $500,000 of in process research and development charges related to the acquisition of various software products.

At June 30, 1996, 1995 and 1994 the Company had 41, 28 and 16 research and development employees, respectively. In addition, the Company had independent research and development contractors located in Russia at June 30, 1996, 1995 and 1994. The additional personnel hired in fiscal 1996, 1995 and 1994 were primarily engaged both in enhancing and modifying products that the Company has acquired from third parties as well as developing new products internally. For fiscal 1996, 1995 and 1994, the Company capitalized software acquisition and development costs of $402,469, $191,460 and $992,398, respectively. The amortization of such costs are included in product costs.

OTHER INCOME (EXPENSE), NET

Other income (expense) was ($262,374),($53,925) and $20,118 for fiscal 1996,
1995 and 1994, respectively. Other income (expense) is comprised primarily of interest expense on short and long-term borrowings and foreign currency transaction gains and losses. In fiscal 1996 there was $81,879 of foreign exchange losses and $180,495 of net interest expense.

PROVISION FOR INCOME TAXES

The Company's provision for income tax was $585,236, $10,548 and $253,169 for fiscal 1996, 1995 and 1994, respectively. The Company's effective income tax rate was 38% and 44% in fiscal 1996 and 1994, respectively. The Company's effective income tax rate for fiscal 1995 was reduced due to the non-deductibility of significant charges in 1995 for write-offs.
See Note 7 to the Consolidated Financial Statements.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE

During the fiscal year ended June 30, 1994, the Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), which resulted in an $800,000 or $.25 per share cumulative effect benefit in net income in that period.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its business primarily from cash flows from operations, short-term bank borrowings, and proceeds from the sale of stock. Working capital increased to $3,092,310 at June 30, 1996 from $1,967,042 at June 30, 1995, resulting primarily from growth in receivables and inventories related to increased retail channel sales, offset by an increase in accounts payable and other accrued liabilities and current income taxes payable.

The Company has used cash generated from operations and short-term borrowings to fund its working capital requirements and to acquire software products and furniture and equipment. The Company's operating activities provided net cash of $716,657, $277,553 and $579,655 in fiscal 1996, 1995 and 1994, respectively. The increase in fiscal 1996 cash flows from operations was due to increased operating revenues. The Company's capital expenditures totaled $1,089,135, $598,339 and $1,435,800 in fiscal 1996, 1995 and 1994, respectively. These capital expenditures were primarily for the acquisition and development of software, trademarks and the purchase of additional office equipment. At June 30, 1996, the Company had no material commitments for capital expenditures. Net cash proceeds provided by financing activities was $236,649, $322,674 and $1,187,956 in fiscal 1996, fiscal 1995 and fiscal 1994, respectively. Net repayments on the line of credit used cash of $400,000 in the year ended June 30, 1996. Proceeds from the issuance of common stock provided cash of $109,074, $40,885 and $1,443,222 in the fiscal years ended June 30, 1996, 1995 and 1994, respectively.

As of June 30, 1996, the Company had a credit agreement with a bank under which it can borrow the lesser of $1,500,000 or 25% of eligible inventory up to a cap of $500,000 and 80% of eligible accounts receivable, at the bank's index rate plus 1/2%. Under terms of the agreement, all assets not subject to liens of other financial institutions have been pledged as collateral against the line of credit. As of June 30, 1996 the Company did not have any outstanding balance under this line of credit. The credit line availability at June 30, 1996 was $1,500,000. On September 9, 1996, the bank credit agreement was amended to increase the maximum borrowings to $2,000,000; therefore the amended credit line availability was $ 950,000 at September 9, 1996. (See Note 5 to Consolidated Financial Statements).

The Company's business is extremely seasonal. Accordingly, the Company's operating results and cash flow requirements may fluctuate greatly during the year. Historically, the Company's borrowing under its bank credit line have approached the maximum available borrowings during periods of peak cash needs. Such conditions may occur in the future.

The Company has experienced, and expects to continue to experience, significant fluctuations in operating results due to a variety of factors, including the size and rate of growth of the consumer software market, market acceptance of the Company's products and those of its competitors, development and promotional expenses relating to the introduction of new products or new versions of existing products, projected and actual changes in computing platforms, the timing and success of product introductions, product returns, changes in pricing policies by the Company and its competitors, difficulty in securing retail shelf space for the Company's products, the accuracy of retailer's forecasts of consumer demand, the timing of orders from major products, order cancellations and delays in shipment. In response to competitive pressures, the Company may take certain pricing or marketing actions that could materially adversely affect the Company's business, operating results and financial condition. The Company may be required to pay fees in advance or to guarantee royalties, which may be substantial, or to obtain licenses to intellectual properties from third parties before such properties have been introduced or achieved market acceptance. A significant portion of the Company's operating expenses are relatively fixed, and planned expenditures are based in part on sales forecasts. If net sales do not meet the Company's expectations, the Company's business, operating results and financial condition could be materially adversely affected.

The Company believes that cash flow from operations, together with existing sources of liquidity, will satisfy the Company's working capital (including payment of income tax liabilities, which were approximately $1,000,000 as of June 30, 1996) and capital expenditure requirements for at least the next twelve months. The Company believes that these sources will also be sufficient to satisfy its working capital and capital expenditure requirements beyond the next 12 months at the Company's current level of operations. The Company's long term goal, however, is to grow substantially. Expansion of the Company's current business may involve significant financial risk and require significant capital investment. Significant expansion of the Company's operations, future acquisitions of products or companies, unexpected increases in expenses or other factors might lead the Company to seek additional debt or equity financing. While the Company believes it will be able to raise any necessary funds, there can be no assurances that the Company will be able to do so, and failure to obtain sufficient capital could have a material adverse effect on the Company or adversely affect the Company's ability to continue to grow. In order to finance future growth or for other reasons, the Company may consider an offering of its equity securities within the next year or thereafter. The decision to undertake such an offering, and the size of such an offering, would depend upon many factors, such as the market price of the Common

Stock, the working capital and capital expenditure needs of the Company, the availability of alternative sources of capital, and general market conditions.

NEW ACCOUNTING STANDARDS

The Company is required to adopt Statement of Financial Accounting Standards
(SFAS) No. 123,"Accounting for Stock Based Compensation" in fiscal 1997. SFAS No. 123 establishes accounting and disclosure requirements using a fair value based method of accounting for stock based employee compensation plans. Under SFAS 123, the Company may either adopt the new fair value based accounting method or continue the intrinsic value based method and provide pro forma disclosures of net income and earnings per share as if the accounting provisions of SFAS No. 123 had been adopted. The Company plans to adopt only the disclosure requirements of SFAS No. 123, and therefore, such adoption will have no effect on the Company's reported net earnings or cash flows.

The Company is required to adopt SFAS 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" in fiscal 1997. SFAS No. 121 establishes recognition and measurement criteria for impairment losses whenever events or changes in circumstances indicate that the carrying value of assets may not be recoverable. The Company does not expect the adoption of SFAS No. 121 to have a material effect on its financial statements.

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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements and the financial statement schedule are attached as an exhibit at Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 20, 1995, the Company terminated Coopers & Lybrand LLP as independent auditors for the Company. Coopers & Lybrand provided the Company with a letter dated November 1, 1995 which explained that because of independence concerns arising from the recent hiring by the Company of a new employee who had a family relationship to a member of Coopers & Lybrand's San Francisco office, it was transferring responsibility for the audit of the Company from the San Francisco office to the Portland office. Coopers & Lybrand's reports on the consolidated financial statements of the Company as of and for the fiscal years ended June 30, 1994 and 1995 did not contain an adverse opinion or a disclaimer of opinion and the reports were not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change accountants was approved by the Company's Board of Directors. During the Company's two prior fiscal years (June 30, 1994 and 1995) and subsequent interim period (through December 20, 1995), there have been no disagreements with Coopers & Lybrand on any matter of accounting principles or practice, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Coopers & Lybrand, would have caused Coopers & Lybrand to make a reference to the subject matter of the disagreement in connection with its report. During the Company's two prior fiscal years (June 30, 1994 and 1995) and subsequent interim period (through December 20, 1995), there did not occur any kind of event listed in paragraphs (a)(1)(v)(A) through
(D) of Regulation S-K, Item 304.

Effective December 20, 1995, the Company engaged Deloitte & Touche LLP as independent auditors to audit the Company's financial statements for the fiscal year ended June 30, 1996. During the Company's two prior fiscal years (1994 and 1995) and subsequent interim period (through December 20, 1995), neither the Company nor any person acting on behalf of the Company consulted Deloitte & Touche regarding (i) either: the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements; or (ii) any matter that was either the subject of a disagreement (as defined in paragraph (a)(1)(iv) of Regulation S-K, Item 304 and the related instructions) or a reportable event (as described in paragraph (a)(1)(v) of Regulation S-K, Item 304).

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers and directors of the Company are as follows:

         Name               Age                  Position
         ----               ---                  --------
Mark H. Cosmez II           45         Vice President of Finance and CFO

Charles Federman            39         Director

Geoffrey Koblick            42         Chairman of the Board of
                                       Directors, Secretary, General Counsel

Robert Mayer                42         Vice President, Director

Earl Hamlin                 57         Director

Gordon Landies              40         Director

Martin Sacks                36         President and CEO, Director

Directors are elected at the annual meeting of shareholders and hold office until the next annual meeting and until their successors are elected and qualified. During fiscal 1996, one new director, Charles Federman, joined the Board. Directors employed by the Company do not receive any monetary fees for director services performed for the Company; directors are however, eligible to participate in the Company's stock option plans. The Company may pay monetary fees to other directors in the future. Officers serve at the pleasure of the Board of Directors.

Mr. Mark H. Cosmez II began serving as the Company's Vice President of Finance and Chief Financial Officer on August 1, 1994. Mr. Cosmez has over 20 years of financial management experience. Prior to joining the Company, he was Corporate Controller for The Software Toolworks, a publicly traded software company. From 1988 to 1994, Mr. Cosmez, who is a CPA, was the Corporate Controller of ShareBase Corporation. He attended California State University, Hayward, where he received a Bachelor of Arts degree in Chemistry in 1973 and a Master of Business degree in Accounting in 1976.

Mr. Charles Federman became a director in May 1996. Mr. Federman is the Chairman of the Executive Committee and a Managing Director of Broadview Associates of Fort Lee, New Jersey. Broadview is an information and technology mergers & acquisitions firm. Federman holds a Bachelor of Science degree from the University of Pennsylvania's Wharton School of Business.

Mr. Geoffrey Koblick has been the Chairman of the Board of Directors, Secretary and General Counsel of the Company since its inception and served as the Company's President from its inception through September 15, 1987, and then again from July 1, 1988 to June 30, 1990. From 1981 to 1982, Mr. Koblick was legal counsel at MicroPro International Corporation (which later changed its name to WordStar International Incorporated). Between 1979 and 1981, he practiced law in San Francisco with Gunheim & Yturbide.

Mr. Robert Mayer has served as the Company's Vice President of Sales since 1990 and as a director since 1985. Prior to 1990 he served as Vice President of Operations. Before joining the Company, Mr. Mayer worked at Gundlach Bundschu Winery in Sonoma from 1980 to 1983, where he was the assistant wine maker and oversaw day-to-day operations.

Mr. Earl Hamlin became a director in 1995. Mr. Hamlin is a private investor. From 1989 to 1994, he was a portfolio manager at Volpe, Welte and Company, an investment banking firm. From 1973 to 1989, he was employed at Hambrect & Quist, where he held several positions, including financial analyst. He has been a director of 800 Software, a distributor of personal computer software and hardware, and is currently a director of Data Storage Systems, Inc. and National Employment Wire Service, Inc., which are both private companies.

Mr. Gordon Landies became a director in 1995. Mr. Landies has held several managerial positions with Mindscape (formerly known as The Software Toolworks) since 1989, most recently as Executive Vice President of Domestic Sales. Between 1984 and 1989, Mr. Landies was the President and founder of Design Software. Prior to founding Design Software, he was employed by several firms in various financial management capacities.

Mr. Martin Sacks has been a director of the Company since 1988 and the Company's President and Chief Executive Officer since June 30, 1990. He was the founder of Milan Systems America, Inc. which was acquired by the Company in 1988. Mr. Sacks served as a consultant for Arthur Young and Company. Mr. Sacks also founded a software training company in 1984 and received a Bachelor of Commerce and a Bachelor of Accounting degree from the University of Witwatersrand, South Africa in 1981.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth all compensation awarded, earned or paid for services rendered in all capacities to the Company and its subsidiaries during each of the fiscal years ended June 30, 1996, 1995 and 1994 to the Company's Chief Executive Officer and the Company's most highly compensated executive officers other than the Chief Executive Officer who were serving as executive officers at the end of the fiscal year ending June 30, 1995 whose compensation exceeded $100,000 for the most recently completed fiscal year.

                                                       SUMMARY COMPENSATION TABLE
                                      ANNUAL COMPENSATION                     LONG-TERM COMPENSATION
                              --------------------------------    -----------------------------------------------
Name & Principal Position     Year     Salary ($)    Bonus ($)     Other Annual         Stock         All Other
- -------------------------     ----     ----------    ---------     -------------        ------        ---------
                                                                  Compensation(1)    Options (#)   Compensation($)
                                                                  ------------   -   -----------   ---------------

Martin Sacks,                 1996         182,000        5,178          5,412            50,000                --
President and                 1995         166,375       28,609          5,324            75,000                --
Chief Executive               1994         160,000           --          4,300                --                --
Officer

Geoff Koblick,                1996         111,665        3,178          5,412            35,000
Chairman of the               1995          94,997          229          5,324            52,500
Board and General             1994          47,833        9,005          4,404                --
Counsel

Robert Mayer,                 1996         120,000        6,728          5,412            15,000                --
Vice President                1995         120,229       12,790          5,324            15,000                --
                              1994         121,005           --          4,300                --                --

Mark H. Cosmez II             1996         110,001           --             --                --                --
Vice President of             1995         100,834           --             --            22,500                --
Finance and Chief             1994              --           --             --                --                --
Financial Officer


(1) Consists of payment of medical premiums by the Company.

There are no employment agreements between the Company and any of the named executive officers.

                          OPTION GRANTS IN FISCAL 1996

The following table sets forth further information regarding individual grants of options to acquire the Company's Common Stock during fiscal 1996 to each person named in the Summary Compensation Table above.

                                                    Individual Grants
                                                    -----------------
                                                    % of Total Options
                                                        Granted To
             Name                 Options            Employees In       Exercise Or Base        Expiration
                                  Granted             Fiscal Year          Price ($/Shr)           Date
             ----                 -------             -----------          -------------          -------
    Martin Sacks                   50,000                15.8%                  6.25              2/12/06
    Geoff Koblick                  35,000                11.0%                  6.25              2/12/06
    Robert Mayer                   15,000                4.7%                   6.25              2/12/06

The following table sets forth information with respect to the options exercised during fiscal 1996 by the executive officers named in the Summary Compensation Table, including the aggregate value of gains on the date of exercise. In addition, this table includes the number of shares covered by both exercisable and non-exercisable stock options as of June 30, 1996. Also reported are the values for "in-the-money" options which represent the positive spread between the exercise price of any such existing stock options and the year-end price of the Common Stock.

                  OPTION/SAR EXERCISES AND YEAR-END VALUE TABLE

                                                                 Number of Unexercised       Value of Unexercised
                                                                     Options/SARs          In-The-Money Options At
                          Shares Acquired                          At June 30, 1996 (#)         June 30, 1996 ($)

                                                                             Exercisable/            Exercisable/
Name                          Exercise (#)     Value Realized               Unexercisable           Unexercisable
- ----                          -----------      --------------               -------------           -------------

Martin Sacks                             0                  0          108,848/50,000 (1)      $668,494/$131,250 (2)
Geoff Koblick                            0                  0           52,500/35,000 (1)       $282,188/$91,875 (2)
Robert Mayer                             0                  0           68,424/15,000 (1)       $491,865/$39,375 (2)
Mark Cosmez                              0                  0            4,500/18,000 (1)       $27,188/$108,751 (2)


(1) These options which have a five year vesting period become exercisable over time based on continuous employment with the Company.

(2) Based on the difference between the market price of the Common Stock at June 30, 1996 ($8.875 per share) and the aggregate exercise prices of options shown in the table.


COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Commission initial reports of ownership and reports of changes in ownership of the Company's Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) forms they filed.

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company, during the last fiscal year all Section 16(a) filing requirements applicable to the Company's officers, directors, and greater than ten percent beneficial owners were complied with.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of September 16, 1996 the ownership of the Company's Common Stock by (i) each person who is known by the Company to be owners of record or beneficially own more than 5% of the Company's Common Stock,
(ii) each of the Company's directors (or nominees to be directors) and (iii) all directors and executive officers as a group. Except as otherwise indicated, the shareholders listed in the table have sole voting and investment powers with respect to the shares indicated, subject to community property laws where applicable.

    Name and Address                   Number of Shares        Percentage of
    of Beneficial Owner                Beneficially Owned      Common Stock(1)
    -------------------                ------------------      ---------------
    Geoffrey Koblick (2)
    P.O. 776
    Ross, CA  94957                             300,692                9.04%

    Robert Mayer(3)
    1895 Francisco Blvd. East
    San Rafael, CA  94901                       308,576                9.23%

    Martin Sacks(4)
    1895 Francisco Blvd. East
    San Rafael, CA  94901                       514,914               15.22%

    Earl Hamlin (5)
    1895 Francisco Blvd. East
    San Rafael, CA  94901                        14,088                0.43%

    Gordon Landies (6)
    1895 Francisco Blvd. East
    San Rafael, CA  94901                        41,000                1.25%

    Charles Federman
    1 Bridge Plaza
    Fort Lee, NJ 07024                           15,750                0.48%

    Tudor Investment Corporation (7)
    One Liberty Plaza, 51st floor
    New York, NY 10006                          223,350                6.82%


    All directors and executive officers
    as a group (7 persons)                    1,208,520               34.23%


(1) Does not give effect to the exercise of outstanding options held by persons other than the named individuals of the group.

(2) Includes 52,500 shares issuable upon the exercise of stock options held by Mr. Koblick.

(3) Includes 68,424 shares issuable upon the exercise of stock options held by Mr. Mayer.

(4) Includes 108,848 shares issuable upon the exercise of stock options held by Mr. Sacks.

(5) Includes 3,000 shares issuable upon the exercise of stock options held by Mr. Hamlin.

(6) Includes 11,000 shares issuable upon the exercise of stock options held by Mr. Landies.

(7)  Based solely on a Schedule 13D filed on July 11, 1994.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company previously leased office and warehouse space from a partnership which is partially owned by Geoffrey and Phyllis Koblick (25% interest), the Company's Chairman, and Maury and Jane Koblick (25% interest), Mr. Koblick's parents. The Company terminated its lease with the above mentioned partnership in fiscal 1995. The Company believes that the terms of said lease were as favorable as those that the Company could have obtained from unaffiliated third parties.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

         (a)      DOCUMENTS FILED AS PART OF THIS ANNUAL REPORT ON FORM 10-K:


         1.  Financial Statements

              Independent Auditors' Reports                                                      22
              Consolidated Balance Sheets at June 30, 1996 and 1995                              24
              Consolidated Statements of Operations for
                  the years ended June 30, 1996, 1995 and 1994                                   25
              Consolidated Statements of Shareholders' Equity
                  for the years ended June 30, 1996, 1995 and 1994                               26
              Consolidated Statements of Cash Flows for the years
                  ended June 30, 1996, 1995 and 1994                                             27
              Notes to Consolidated Financial Statements                                         28


         2.  Financial Statement Schedules

         Schedule II - Valuation and Qualifying Accounts for the years ended
                             June 30, 1996, 1995 and 1994                                        38


         (B)      REPORTS ON FORM 8-K: NONE.


         (C)      EXHIBITS:  SEE EXHIBIT INDEX                                                   40

INDEPENDENT AUDITORS' REPORT





To the Board of Directors and Shareholders
International Microcomputer Software, Inc.

We have audited the accompanying consolidated balance sheet of International Microcomputer Software, Inc. and subsidiaries (the "Company") as of June 30, 1996 and the related consolidated statements of operations, shareholders' equity, and of cash flows for the fiscal year then ended. Our audit also included the consolidated financial statement schedule for the fiscal year ended June 30, 1996 listed in the Index at Item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of International Microcomputer Software, Inc. and subsidiaries as of June 30, 1996, and the results of their operations and their cash flows for the fiscal year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the 1996 consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



/s/  DELOITTE & TOUCHE LLP
- ---------------------------

San Francisco, California
August 16, 1996 (September 9,1996 as to the third sentence of Note 5)

                        REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors and Shareholders
International Microcomputer Software, Inc.
San Rafael, California

We have audited the accompanying consolidated financial statements and financial statement schedule of International Microcomputer Software, Inc. and Subsidiaries as of June 30, 1995 and for the years ended June 30, 1995 and 1994. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Microcomputer Software, Inc. and Subsidiaries as of June 30, 1995, and the consolidated results of their operations and their cash flows for the years ended June 30, 1995 and 1994 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



/s/  COOPERS & LYBRAND L.L.P.
- -------------------------------
Coopers & Lybrand L.L.P.

San Francisco, California
August 28, 1995, except for note 10, for which the date is September 21, 1995

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             June 30, 1996 and 1995

ASSETS                                                                          1996                  1995
                                                                                ----                  ----
Current assets:
   Cash and cash equivalents                                                $   387,406           $  523,235
   Receivables, less allowances for doubtful
     accounts and returns of $1,301,509 and $777,718                          4,121,210            2,590,322
   Inventories, net                                                           2,538,093            1,625,631
   Prepaid royalties and licenses                                               746,677              336,053
   Deferred direct mail costs                                                   217,513              358,398
   Deferred tax assets, net                                                     791,301              321,362
   Other current assets                                                         262,108              182,637
                                                                            -----------           ----------
     Total current assets                                                     9,064,308            5,937,638

Furniture and equipment, net                                                  1,101,306              836,610
Deferred tax assets, net                                                        344,067              411,721
Capitalized software development costs, net                                     272,102              244,839
Intangibles and other assets, net                                               276,595               39,583
                                                                            -----------           ----------
              Total assets                                                  $11,058,378           $7,470,391
                                                                            ===========           ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Credit line payable                                                    $          --          $   400,000
   Accounts payable and accrued expenses                                      4,395,461            3,139,059
   Income taxes payable                                                       1,011,118              245,008
   Current portion of notes payable                                             333,778                   --
   Current portion of capital lease obligations                                 231,641              186,529
                                                                            -----------           ----------
     Total current liabilities                                                5,971,998            3,970,596

Capital lease and other long-term obligations                                   283,321              102,570
Notes payable                                                                   281,250                   --
                                                                            -----------           ----------
             Total liabilities                                                6,536,569            4,073,166
                                                                            -----------           ----------

Commitments and contigencies

Shareholders' equity:
   Preferred stock, no par value;
     20,000,000 shares authorized;
     none issued or outstanding                                                      --                   --
   Common stock, no par value;
      300,000,000 shares authorized;
     Issued and outstanding - 3,223,125
     and 3,173,304 shares, respectively                                       5,972,850            5,863,776
   Accumulated deficit                                                       (1,223,797)          (2,177,369)
   Cumulative translation adjustment                                             66,214              (23,724)
   Notes receivable from shareholders                                          (293,458)            (265,458)
                                                                            -----------           ----------
     Total shareholders' equity                                               4,521,809            3,397,225
                                                                            -----------           ----------
              Total liabilities and shareholders' equity                    $11,058,378           $7,470,391
                                                                            ===========           ==========

See Notes to Consolidated Financial Statements

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    Years ended June 30, 1996, 1995 and 1994

                                                 1996                         1995                      1994
                                                 ----                         ----                      ----
Net revenues                              $25,679,017   100.0%         $20,300,361   100.0%      $23,118,193    100.0%
Product costs                               8,261,583    32.2%           7,143,795    35.2%        7,745,258     33.5%
                                          -----------   -----          -----------   -----       -----------    -----
Gross margin                               17,417,434    67.8%          13,156,566    64.8%       15,372,935     66.5%
                                          -----------   -----          -----------   -----       -----------    -----

Costs and expenses:
   Sales and marketing                      9,888,558    38.5%           8,918,867    44.0%       11,039,663     47.8%
   General and administrative               2,556,757    10.0%           2,456,990    12.1%        2,627,649     11.4%
   Research and development                 3,170,937    12.3%           2,151,069    10.6%        1,152,382      5.0%
                                          -----------   -----          -----------   -----       -----------    -----
                                           15,616,252    60.8%          13,526,926    66.6%       14,819,694     64.1%
                                          -----------   -----          -----------   -----       -----------    -----
Operating income (loss)                     1,801,182     7.0%            (370,360)   (1.8)%         553,241      2.4%
Other income (expense), net                  (262,374)   (1.0)%            (53,925)   (0.3)%          20,118      0.1%
                                          -----------   -----          -----------   -----       -----------    -----
Income (loss) before taxes and
  cumulative effect of accounting
  change                                    1,538,808     6.0%            (424,285)   (2.1)%         573,359      2.5%

Provision for income taxes                    585,236     2.3%              10,548     0.1%          253,169      1.1%
                                          -----------   -----          -----------   -----       -----------    -----
Income (loss) before cumulative
  effect of accounting change                 953,572     3.7%            (434,833)   (2.1)%         320,190      1.4%
Cumulative effect of accounting
   change                                          --      --                 --        --           800,000      3.5%
                                          -----------   -----          -----------   -----       -----------    -----
Net income (loss)                            $953,572     3.7%           $(434,833)   (2.1)%      $1,120,190      4.8%
                                          ===========   =====          ===========   =====       ===========    =====

Net income (loss) per common and common equivalent share:
  Primary and Fully diluted
    Income (loss) before cumulative
      effect of accounting change              $ 0.26                     $ (0.14)                    $ 0.10
    Cumulative effect of
      accounting  change                         0.00                        0.00                       0.25

                                               $ 0.26                     $ (0.14)                    $ 0.35

Weighted average common and common
equivalent shares used to compute income (loss) per share:
  Primary and Fully diluted                 3,614,963                   3,146,124                  3,219,705


See Notes to Consolidated Financial Statements

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    Years Ended June 30, 1996, 1995, and 1994

                                                                                                         Notes
                                                                                      Cumulative    Receivable from
                                           Common Stock              Accumulated     Translation
                                           ------------
                                       Shares         Amount           Deficit        Adjustment     Shareholders
                                       ------         ------           -------        ----------     ------------
          Balance at July 1, 1993   2,688,298      $4,233,528      $(2,862,726)        $(52,009)        $(299,500)
          Issuance of common
            stock for cash            301,695       1,338,345               --               --                --
          Issuance of common
            stock for inventory
            and  prepaid royalties     15,287         100,000               --               --                --
          Loan to shareholder              --              --               --               --           (43,908)
          Issuance of common
            stock under stock
            bonus plan                 36,844          39,501               --               --                --
          Issuance of common
            stock for options
            exercised                  73,760          77,375               --               --                --
          Repurchase and
            cancellation of
            stock                     (16,500)        (17,000)              --               --            10,000
          Payment of principal
            on notes receivable                                                                            40,450
          Net income                       --              --        1,120,190
          Foreign currency
            translation                    --              --               --           (9,881)               --
                                    ---------      ----------      -----------           -------        ---------
          Balance at
            June 30, 1994           3,099,384       5,771,749       (1,742,536)         (61,890)         (292,958)
          Issuance of common
            stock under stock
            bonus plan                  3,321          11,629               --               --                --
          Issuance of common
            stock for options
            exercised                  70,599          80,398               --               --                --
          Forgiveness of
            principal on
            notes receivable               --              --               --               --            27,500
          Net loss                         --              --         (434,833)              --                --
          Foreign currency
            translation                    --              --               --           38,166                --
                                    ---------      ----------      -----------           -------        ---------
          Balance at
            June 30, 1995           3,173,304       5,863,776       (2,177,369)         (23,724)         (265,458)
          Issuance of common
            stock under stock
            bonus plan                  3,059          14,607                --               --              --
          Stock issued for
            note receivable             2,222          20,000                --               --          (20,000)
          Issuance of common
            stock for options
            exercised                  44,540          74,467                --               --               --
          Net income                       --              --           953,572               --               --
          Foreign currency
            translation                    --              --                --           89,938               --
          Loan to shareholder              --              --                --               --           (8,000)
                                    ---------      ----------      -----------           -------        ---------
          Balance at
          June 30, 1996             3,223,125      $5,972,850      $(1,223,797)          $66,214        $(293,458)
                                    =========      ==========      ===========           =======        =========

See Notes to Consolidated Financial Statements

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Years ended June 30, 1996, 1995, and 1994

                                                                  1996              1995                1994
                                                                  ----              ----                ----
Cash flows from operating activities:
  Net income (loss)                                         $   953,572        $  (434,833)       $ 1,120,190
  Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
    Cumulative effect of accounting change                           --                 --           (800,000)
    Depreciation                                                363,445            351,822            292,925
    Amortization                                                482,035            975,641            362,431
    Compensation expense                                             --             78,642                 --
    Deferred taxes                                             (402,285)          (225,721)           260,433
    Loss on equipment write-offs                                     --             37,279                 --
    Changes in:                                                      --                 --                 --
      Receivables, net                                       (1,530,888)          (934,551)          (498,056)
      Inventories                                              (912,462)          (337,863)          (365,754)
      Prepaid royalties and licenses                           (410,624)          (102,547)          (171,006)
      Deferred direct marketing costs                           140,885            333,849            187,978
      Other current assets                                      (79,471)           (24,912)           (50,146)
      Accounts payable and accrued expenses                   1,256,402            262,124            325,935
      Income taxes payable/receivable, net                      766,110            260,457            (71,068)
      Foreign currency translation                               89,938             38,166            (14,207)
                                                            -----------        -----------        -----------
  Net cash provided  by operating activities                    716,657            277,553            579,655
                                                            -----------        -----------        -----------
Cash flows from investing activities:
  Purchases of furniture and equipment                         (342,826)          (356,969)          (465,795)
  Floor Plan acquisition                                       (687,500)                --                 --
  Capitalized software development costs                        (58,719)          (191,460)          (992,399)
  Other                                                             (90)           (49,910)            22,394
                                                            -----------        -----------        -----------
    Net cash (used) by investing  activities                 (1,089,135)          (598,339)        (1,435,800)
                                                            -----------        -----------        -----------

Cash flows from financing activities:
   Credit line borrowings                                     1,525,000          2,245,000                 --
   Credit line repayments                                    (1,925,000)        (1,845,000)          (205,000)
   Borrowings through term loan and other obligations           768,750                 --                 --
   Repayments on capital lease and other obligations           (241,175)          (118,211)           (51,808)
   Other                                                             --                 --              1,542
   Proceeds from issuance of common stock-net                   109,074             40,885          1,443,222
                                                            -----------        -----------        -----------
     Net cash provided by financing activities                  236,649            322,674          1,187,956
                                                            -----------        -----------        -----------

 Net increase (decrease) in cash and cash equivalents          (135,829)             1,888            331,811
Cash and cash equivalents at beginning of period                523,235            521,347            189,536
                                                            -----------        -----------        -----------
Cash and cash equivalents at end of the period              $   387,406        $   523,235        $   521,347
                                                            ===========        ===========        ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid                                               $   180,484        $    53,958        $    19,999
Income taxes paid                                           $   165,000        $     7,619        $    82,953
SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING  AND
INVESTING ACTIVITIES
Equipment acquired through capital lease obligations        $   401,263        $   206,291        $   252,828
Issuance of common stock for inventory and prepaid
     royalties                                                       --                 --        $   100,000
Other                                                                --        $    78,642        $     5,000

See Notes to Consolidated Financial Statements

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

International Microcomputer Software, Inc. (IMSI or the Company) was incorporated in California in November 1982. The Company has wholly-owned subsidiaries located in Munich, Germany; Sydney, Australia; London, England; Johannesburg, South Africa and Paris, France.

The Company develops, publishes and markets a diversified line of personal computer software and sells complementary computer hardware for use in homes and small businesses. The Company sells its products primarily through a network of dealers and distributors and by direct sales to end users.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of IMSI and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates used in the consolidated financial statements include the estimates of (i) anticipated future gross revenues from products for which software development costs have been capitalized, (ii) provision for income taxes, (iii) the life of identifiable intangible assets from acquisitions, and
(iv) realizability of the deferred tax asset. The amounts the Company will ultimately incur or recover could differ materially from the Company's current estimates. The underlying assumptions and facts supporting these estimates could change in fiscal 1997 or thereafter.

REVENUE RECOGNITION

The Company recognizes revenue, net of estimated returns and allowances, upon shipment of a product and only when no significant obligations remain and collectability is probable. Certain of the Company's sales are made to customers under agreements permitting rights of return for stock balancing.

CONCENTRATIONS OF CREDIT RISK

The Company sells its products principally through a network of distributors and on a direct customer basis. The Company performs ongoing credit evaluations of its distributors and customers' financial condition and generally requires no collateral.

ROYALTY AGREEMENTS

The Company has entered into certain agreements whereby it is obligated to pay royalties on software published. Software royalties are expensed as product costs during the period in which related revenues are recorded.

DEFERRED DIRECT MAIL COSTS

Deferred direct mail advertising costs consist primarily of design, printing, postage and material costs. Costs are deferred which have been determined to benefit future product sales based on specific response data from customers. Deferred costs are amortized at the earlier of revenue recognition (on a ratable basis) or over a period of approximately two months on the straight line basis. Direct mail costs deferred for the fiscal years ended June 30, 1996, 1995 and 1994, were $3,819,189, $3,961,234 and $6,816,773 respectively.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with a original maturity of 90 days or less to be cash equivalents.

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Costs incurred in the initial design phase of software development are expensed as incurred as research and development. Once the point of technological feasibility is reached, direct production costs (programming and testing) are capitalized. Costs associated with acquired software are capitalized. Total capitalized software development costs at June 30, 1996, 1995 and 1994 were $2,012,607, $1,610,138 and $1,418,678, respectively, less accumulated amortization of $1,740,505, $1,365,299 and $425,791, respectively. Capitalized costs are being amortized ratably as revenues are recognized, but not less than on the straight line basis over an eighteen month period.

During the fiscal year ended June 30, 1995, due to rapid technology enhancements, the Company reevaluated the economic lives of products for which it capitalized software acquisition or development costs. As a result, beginning with the quarter ending March 31, 1995, the Company reduced the amortization period from 36 to 18 months. Amortization expense, charged to product costs, was $375,206, $939,507 and $341,866 in fiscal years 1996, 1995 and 1994, respectively. The Company evaluates the estimated net realizable value of each software product at each balance sheet date and records writedowns to net realizable value for any products for which the carrying value is in excess of the net estimated realizable value.

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

INCOME TAXES

Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. Adoption of SFAS No. 109 resulted in a cumulative effect benefit of $800,000 or $.25 per share in fiscal 1994. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

FOREIGN CURRENCY TRANSLATION

The asset and liability accounts of foreign subsidiaries are translated from their respective functional currencies at the rates in effect at the balance sheet date, and revenue and expense accounts are translated at weighted average rates during the periods. Foreign currency translation adjustments are reflected as a separate component of shareholders' equity. Losses resulting from foreign currency transactions were $81,879 in fiscal 1996 and were not material in fiscal 1995 or 1994.

NET INCOME (LOSS) PER SHARE

Net income (loss) per share is computed based on the weighted average number of common stock and dilutive common stock equivalents outstanding during the periods. In October 1995, the Company's Board of Directors announced a 3 for 2 stock split to shareholders of record as of October 20, 1995 which was effected as a stock dividend distributed to shareholders on November 3, 1995. The accompanying consolidated financial statements have been restated to give retroactive recognition to the stock split.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company believes the carrying amount of its financial instruments, which consists primarily of cash and investments, receivables, payables and notes payable, approximates their fair value due to the short term maturity of these instruments.

NEW ACCOUNTING STANDARDS

The Company is required to adopt Statement of Financial Accounting Standards
(SFAS) No.123, "Accounting for Stock-Based Compensation" in fiscal 1997. SFAS No. 123 establishes accounting and disclosure requirements using a fair value based method of accounting for stock based employee compensation plans. Under SFAS No. 123 the Company may either adopt the new fair value based accounting method or continue the intrinsic value based method and provide pro forma disclosures of the net income and earnings per share as if the accounting provisions of SFAS No. 123 had been adopted. The Company plans to adopt only the disclosure requirements of SFAS No.123, therefore, such adoption will have no effect on the Company's net earnings or cash flows.

The Company is required to adopt SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" in fiscal 1997. SFAS No.121 establishes recognition and measurement criteria for impairment loses whenever events or changes in circumstances indicate that the carrying value of assets may not be recoverable. The Company does not expect the adoption of SFAS No. 121 to have a material effect on its financial statements.

RECLASSIFICATIONS

Certain fiscal 1995 and 1994 amounts have been reclassified to conform with the method of presentation in fiscal 1996.

2.  INFORMATION ABOUT FOREIGN OPERATIONS

Total assets, net revenues and net income (loss) of U.S., United Kingdom (UK), Australia, Germany, South Africa (SA), France and Rest of World (which includes Japan, the Pacific rim and Latin America) as of and for the years ended June 30 were as follows:

            Total Assets:                   1996                1995               1994
                                            ----                ----               ----
            U.S.                       $  8,901,078        $  5,545,653        $  5,129,929
            U.K.                            789,591             667,294             822,140
            Australia                       541,245             335,335             448,032
            Germany                         276,074             425,539             352,218
            South Africa                    243,768             145,221                  --
            France                           82,391              33,750                  --
            Rest of World                   224,231             317,599                  --
                                       ------------        ------------        ------------
                                       $ 11,058,378        $  7,470,391        $  6,752,319
                                       ============        ============        ============
            Net Revenues:
            U.S.                       $ 17,064,530        $ 12,900,924        $ 17,700,957
            U.K.                          2,911,292           2,894,521           3,202,636
            Australia                     1,891,285           1,798,258           1,370,620
            Germany                       2,095,072           1,864,341             843,980
            South Africa                    481,388             222,729                  --
            France                          119,350                  --                  --
            Rest of World                 1,116,100             619,588                  --
                                       ------------        ------------        ------------
                                       $ 25,679,017        $ 20,300,361        $ 23,118,193
                                       ============        ============        ============
            Net income (loss):
            U.S.                       $  1,021,305        $   (323,446)       $  1,087,292
            U.K.                             (3,673)             16,383               6,301
            Australia                       (29,465)               (694)             (1,853)
            Germany                          74,892             (12,306)             28,450
            South Africa                   (136,890)            (63,121)                 --
            France                          (59,769)            (36,461)                 --
            Rest of World                    87,172             (15,188)                 --
                                       ------------        ------------        ------------
                                       $    953,572        $   (434,833)       $  1,120,190
                                       ============        ============        ============

3.  INVENTORIES

    At June 30, inventories consist of:

                                           1996               1995
                                           ----               ----

         Raw materials                  $   775,026        $   771,162
         Finished goods                   1,959,248          1,040,793
                                        -----------        -----------
                                          2,734,274          1,811,955
         Reserves for Obsolescence         (196,181)          (186,324)
                                        -----------        -----------
                                        $ 2,538,093        $ 1,625,631
                                        ===========        ===========

4.  FURNITURE AND EQUIPMENT

At June 30, furniture and equipment consist of:

                                               1996              1995
                                               ----              ----

         Computer and office equipment       $1,912,873       $1,487,135
         Software                               173,707          167,990
                                             ----------       ----------
                                              2,086,580        1,655,125
         Less accumulated depreciation          985,274          818,515
                                             ----------       ----------

                                             $1,101,306       $  836,610
                                             ==========       ==========

Included in computer and office equipment at June 30, 1996 and 1995 is equipment acquired under capital leases of $401,263 and $459,119, respectively, with accumulated depreciation of $234,419 and $141,567, respectively.

5.  CREDIT LINE AND NOTE PAYABLE

As of June 30, 1996, the Company had a credit agreement with a bank under which it can borrow the lesser of $1,500,000 or 25% of eligible inventory up to a cap of $500,000 and 80% of eligible accounts receivable, at the bank's index rate plus 1/2% (8.75% at June 30, 1996). The amount of the unused credit line at June 30, 1996 was $ 1,500,000. On September 9, 1996 the bank credit agreement was amended to increase the maximum borrowing to $2,000,000. The line of credit agreement requires the Company to maintain certain financial ratios including net worth and working capital. Under terms of the agreement, all assets not subject to liens of other financial institutions have been pledged as collateral against the line of credit. The credit line expires October 31, 1996. Management believes that the Company will be able to renew or replace such credit agreement with the bank or another financial institution on substantially similar terms.

In September 1995, the Company entered into a term loan for $675,000 payable over a three year period in equal monthly installments at an annual rate of 1 percent over the bank's prime rate (9.25% at June 30, 1996)(See Note 10).


6.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at June 30:

                                                     1996             1995
                                                     ----             ----

         Trade accounts payable                   $3,803,690       $2,831,626
         Sales tax and VAT  payable                  194,083          120,517
         Wages, vacation, and bonus payable          375,952          111,916
         Contracts payable                            21,736           75,000
                                                  ----------       ----------
                                                  $4,395,461       $3,139,059
                                                  ==========       ==========

7.  INCOME TAXES

Taxes on income are based on income (loss) before taxes as follows:

                               1996              1995            1994
                               ----              ----            ----

         Domestic          $ 1,382,808        $(394,239)       $540,461
         Foreign               156,000          (30,406)         32,898
                           -----------        ---------        --------
                           $ 1,538,808        $(424,285)       $573,359
                           ===========        =========        ========


The provision for taxes on income for the years ended June 30, 1996, 1995 and 1994 comprised the following:

                                        1996             1995              1994
                                        ----             ----              ----

            Current:
                 Federal              $ 821,104        $ 123,026        $  16,723
                 State                  132,417           57,341          (44,987)
                 Foreign                 34,000           55,947           21,000
                                      ---------        ---------        ---------
                                        987,521          236,314           (7,264)
                                      ---------        ---------        ---------

            Deferred
                 Federal               (334,454)        (170,834)         245,689
                 State                  (67,831)         (54,932)          14,744
                                      ---------        ---------        ---------
                                       (402,285)        (225,766)         260,433
                                      ---------        ---------        ---------

            Total tax provision       $ 585,236        $  10,548        $ 253,169
                                      =========        =========        =========

Deferred tax balances consisted of the following:

                                                             JUNE 30,
                                                      1996              1995
                                                      ----              ----
Current assets
   Package design cost                           $    19,199          $  15,485
   Allowance for inventory                           164,906             63,824
   Capitalized inventory costs                       113,319             63,922
   Allowance for doubtful
      accounts and returns                           455,079            265,743
   Other                                             126,042             42,744
                                                 -----------          ---------
                                                     878,545            451,718
Noncurrent assets
   Package design costs                               76,796             61,942
   NOL carryforward                                  280,039            265,118
   Purchased intangibles                             116,771            133,788
   Other                                              25,585             71,812
                                                 -----------          ---------
                                                     499,191            532,660
                                                 -----------          ---------
Total assets                                       1,377,736            984,378
                                                 -----------          ---------

Current liabilities
   Deferred direct mail costs                        (54,566)           (98,107)
Noncurrent liabilities
   Capitalized software
      development costs                              (50,100)           (89,110)
                                                 -----------          ---------

Total liabilities                                   (104,666)          (187,217)
                                                 -----------          ---------

Net assets, before allowance                       1,273,070            797,161

Valuation allowance                                 (137,702)           (64,078)
                                                 -----------          ---------

Net deferred tax assets                          $ 1,135,368          $ 733,083
                                                 ===========          =========


The Company has recorded a valuation allowance for foreign deferred tax assets due to the uncertainty of the realization of the assets during the ultimate benefit period.

At June 30, 1996, the Company had an operating loss carryforward of approximately $515,000 for federal tax purposes which expires in various amounts in 2000 - 2005.

The effective tax rate differs from the federal statutory rate of 34% for the years ended June 30 as follows:

                                                1996                         1995                          1994
                                                ----                         ----                          ----
Federal tax at statutory rate on
  net income (loss) before taxes
  and cumulative effect of
  accounting change                 $ 523,260          34.0%      $(144,257)        (34.0%)     $194,942         34.0%

State tax provision, net of
     federal benefit                   94,464           6.1%         (2,409)         (0.6%)       35,193          6.1%

Change in valuation allowance          73,624           4.8%         64,078          15.1%            --           --

Foreign                                    --            --         (34,947)         (8.2%)       21,000          3.7%

Unrecognized benefit from
     foreign losses                        --            --          34,159           8.0%            --           --

Amortization of intangibles
     and other                         39,888           2.6%         17,174           4.0%            --           --
Federal & state research and
experimentation credits              (146,000)         (9.5%)

Adjustment to prior years'
     estimated net assets                  --            --          76,750          18.1%         2,034          0.3%
                                    ---------          ----         ---------        ----       --------         ----


Total                               $ 585,236          38.0%      $  10,548           2.4%      $253,169         44.1%
                                    =========          ====       =========          ====       ========         ====


8.  STOCK OPTIONS AND EMPLOYEE STOCK  INCENTIVE PLANS

The Company has a qualified and non-qualified employee stock option plans, as amended, that reserves shares of common stock for issuance to employees and consultants. Under the terms of the Plan, the Board may grant stock options to purchase common stock of the Company over a period of ten years at the fair market value at the time of grant.

Incentive stock options generally become exercisable on the grant date, although the Board may establish a vesting schedule at the time the options are granted. Unexercised stock options expire in ten years, in the case of incentive stock options, and ten years and two days, in the case of non-qualified stock options, from the date of grant.

On April 27, 1987, the Plan was amended to allow the issuance of nonqualified options to purchase common stock at a minimum exercise price of 85% of the fair market value of the common stock on the date of grant. Incentive stock options granted under the revised plan will expire three months after an employee's termination and nonqualified options will expire between three and seven months after an employee's termination.

On April 21, 1992, the shareholders approved the 1992 Stock Option Plan, authorizing the issuance of up to 600,000 shares of common stock under the Plan.

On November 18, 1993, the Company filed a Form S-8 with the Securities and Exchange Commission registering 37,500 shares of common stock for issuance to employees pursuant to the 1993 Employee Incentive Plan and

1993 Profit Sharing Plan. The Company issued 36,845 shares of common stock to employees pursuant to the plan in fiscal year 1994.

On April 30, 1994, the shareholders approved the 1993 Incentive Plan which increased by 300,000 the number of shares eligible for the Plan.

On April 1, 1995, the stockholders approved an amendment to the Company's 1993 Incentive Plan which increased by 150,000 the number of shares eligible for the Plan.

On January 19, 1996, the stockholders approved an amendment to the Company's 1993 Incentive Plan which increased by 300,000 the number of shares eligible for the Plan.

The following summarizes the activity under the Plans for the fiscal years ended June 30, 1996, 1995 and 1994:

                                            Options outstanding
                                            -------------------
                              Qualified                          Non-qualified
                              ---------                          -------------

                                       Price per                            Price per
                       Shares            Share               Shares           Share
                       ------            -----               ------           -----
Outstanding on
July 1, 1993          268,091        $0.33 -$12.33           42,443        $0.72 - $2.33
Granted                63,750        $4.00 - $8.00           15,000                $6.17
Canceled              (38,166)       $0.54 - $7.00          (15,000)               $0.33
Exercised             (53,970)       $0.54 - $4.00          (23,255)       $0.72 -  1.80
                      -------        -------------          -------        -------------

Outstanding on
June 30, 1994         239,705        $0.33 -$12.33           19,188        $0.72 - $1.80
                      =======        =============         ========        =============

Granted               283,500        $2.83 - $5.33           82,500        $3.50 -  6.00
Canceled               (6,000)               $3.50          (18,000)               $3.50
Exercised             (66,099)       $0.54 - $3.50           (4,500)               $3.50


Outstanding on
June 30, 1995         451,106        $0.33 -$12.33           79,188        $0.72 - $6.00
                      =======        =============          =======        =============

Granted               318,911        $5.50 - $8.50          176,044        $6.25 - $9.50
Canceled              (24,630)       $0.54- $12.33          (73,638)       $0.72 - $3.50
Exercised             (28,373)       $0.54 - $3.50          (16,167)       $0.72 - $1.80
                      -------        -------------          -------        -------------

Outstanding on
June 30, 1996         717,014        $0.33 - $8.50          165,427        $1.80 - $9.50
                      =======        =============          =======        =============

Exercisable at
June 30, 1996         180,072        $0.33 - $4.00           18,177        $1.80 - $9.00
                      =======        =============          =======        =============


The Company has several notes receivable from officers and directors which are collateralized by shares of common stock and bear interest at rates ranging from 5.34% to 7.91%, and are due in various amounts through fiscal year 2005. The principal balances on these notes are shown as a reduction to shareholders' equity in the consolidated balance sheets.

9.      COMMITMENTS

The Company leases its facilities and certain equipment under various noncancelable operating lease agreements. The Company also leases equipment under capital equipment leases which expire at various dates through 2001. The Company is required to pay property taxes, insurance, and normal maintenance costs on certain leases. Future minimum payments for capital leases and other obligations and rental commitments for noncancelable operating leases with remaining terms of over one year at June 30, 1996 are as follows:

    Year ending June 30:

                                             Capital Lease
                                             Obligations        Operating Leases

                           1997                $261,734                 $418,553
                           1998                 188,049                  106,437
                           1999                  97,118                   30,136
                           2000                  21,703                   41,346
                           2001                  10,851                   41,333
                                               --------                 --------
Total minimum lease payments                    579,455                 $637,805
                                                                        ========
Less amount representing interest                64,493
                                               --------
Capital lease obligations                       514,962

Less current portion                            231,641
                                               --------
Long term portion                              $283,321
                                               ========

Total rent expense for all operating leases was $467,214, $402,124 and $261,175 for the fiscal years ended June 30, 1996, 1995, and 1994 respectively.

The Company previously leased a building from a partnership in which certain shareholders, including the Chairman of the Company, are partners. The Company terminated its lease with the above mentioned partnership in fiscal 1995. Total rent expense under this lease was $47,786 and $129,018 for the years ended June 30, 1995 and 1994.


10.     ACQUISITION

In September 1995 the Company entered into an agreement with Forte/ComputerEasy International, Inc. to acquire certain assets including the software assets known as FloorPlan, FloorPlan 3D, and 3D Design for approximately $687,500 (see
Note 5 regarding related term loan). The acquisition was accounted for as a purchase with $343,750 allocated to capitalized software development costs and $343,750 allocated to intangibles (amortized over three years).

                                                                     SCHEDULE II

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES

                        Valuation and Qualifying Accounts

                    Years ended June 30, 1996, 1995 and 1994


        Column A                              Column B        Column C         Column D            Column E

                                                             Additions
                                             Balance at      charged to                           Balance at
                                            beginning of     costs and                           end of period
        Description                            period        Expenses       Deductions

        Year ended June 30, 1996:

        Allowance for doubtful
          accounts and returns                 $777,718      $4,016,890       $3,493,099          $1,301,509
                                               --------      ----------       ----------          ----------

        Year ended June 30, 1995:

        Allowance for doubtful
          accounts and returns                 $163,437      $3,172,028       $2,557,747          $  777,718
                                               --------      ----------       ----------          ----------

        Year ended June 30, 1994:

        Allowance for doubtful
          accounts and returns                 $125,180      $1,537,575       $1,499,318          $  163,437
                                               --------      ----------       ----------          ----------

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Rafael, State of California on September 20, 1996.

INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.


By:      /s/ MARTIN SACKS
         -----------------------------------
         Martin Sacks
         Chief Executive Officer, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on September 20, 1996.



By:      /s/ MARTIN SACKS
         -----------------------------------
         Martin Sacks
         Chief Executive Officer, President and Director


By:      /s/ GEOFFREY KOBLICK
         -----------------------------------
         Geoffrey Koblick
         Chairman of the Board of Directors, Secretary and General Counsel


By:      /s/ ROBERT MAYER
         -----------------------------------
         Robert Mayer
         Vice President Sales and Director


By:      /s/ MARK H. COSMEZ II
         -----------------------------------
         Mark H. Cosmez II
         Vice President Finance and Chief Financial Officer
         (Principal Financial and Accounting Officer)

By:      /s/ CHARLES FEDERMAN
         -----------------------------------
         Charles Federman
         Director

By:      /s/ EARL HAMLIN
         -----------------------------------
         Earl Hamlin
         Director


By:      /s/ GORDON LANDIES
         -----------------------------------
         Gordon Landies
         Director

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                          1996 FORM 10-K ANNUAL REPORT

                                  EXHIBIT INDEX

Exhibit Number                         EXHIBIT TITLE                               Page
- --------------                         -------------                              -----
        3.1     Restated Articles of Incorporation of the Company. (1)               -

        3.2     Bylaws, as amended. (1)                                              -

        10.1    Commercial Lease and Deposit Receipt between the
                Registrant and Miracle Mile Partners, a California Limited
                Partnership, dated November 11, 1992. (3)                            -

        10.2    Software Sale Agreement, dated August 11, 1993
                between the Company and Bloc Development Corporation,
                a Florida corporation and Bloc Publishing Corporation. (3)           -

        10.3    Software Development and Technology License Agreement,
                 dated August 4, 1993 between the Company
                and Media Cybernetics. (3)                                           -

        10.4    1993 Stock Option Plan (2)                                           -

        10.5 Loan Agreement between the Registrant and Westamerica Bank, dated November 14, 1994. (4)

        10.6 Promissory Note and Commercial Security Agreement between the Registrant and Westamerica Bank, dated September 21, 1995. (4)

        10.7    Commercial Sublease Agreement between the Registrant and
                Headlands Mortgage Company, dated September 28, 1994. (4)

        10.8    Commercial Lease Agreement between the Registrant and
                Price Enterprises, Inc., dated December 12, 1994. (4)

        10.9    Amendments to Loan Agreement between the Registrant and
                Westamerica Bank, dated October 30, 1995 and September 9, 1996.


        21.1    Subsidiaries of the Registrant

        23.1    Consent of Deloitte & Touche LLP

        23.2    Consent of Coopers & Lybrand L.L.P.

        27      Financial Data Schedule

- ------------------

(1) Incorporated by reference to exhibits to the Company's registration statement on Form S-3 filed on September 22, 1993, file no. 33-69206.

(2) Incorporated by reference to Exhibits to the Company's registration statement on Form S-8 filed on August 11, 1993.

(3) Incorporated by reference to exhibits to the Company's Annual Report on Form 10-K for the year ended June 30, 1993, as amended.

(4) Incorporated by reference to exhibits to the Company's Annual Report on Form 10-K for the year ended June 30, 1995.