Form 10-Q
period 1996-09-30
INTERNATIONAL MICROCOMPUTER SOFTWARE INC /CA/
filed 1996-11-14
CIK 814929

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarter ended                     SEPTEMBER 30, 1996


[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________


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

                                    YES _X_  NO ___


As of November 7, 1996, 3,283,266 shares of Registrant's Common Stock, no par value, were outstanding.

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES

                                      INDEX

                                                                      Page
                                                                      ----
PART I - FINANCIAL INFORMATION

Item 1.  Interim Consolidated Financial Statements
                 Consolidated Balance Sheets at September 30,
                    1996 and  June 30, 1996                             3
                 Consolidated Statements of Operations for the
                    three months ended September 30, 1996 and 1995      4
                 Consolidated Statements of Cash Flows for the
                    three months ended September 30, 1996 and 1995      5
                 Notes to Consolidated Financial Statements             6

Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations        7-10


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                             11

Item 6.  Exhibits and Reports on Form 8-K                              11

SIGNATURES                                                             12

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                              SEPTEMBER 30, 1996     JUNE 30, 1996
                                                              ------------------     -------------
ASSETS
Current assets:
  Cash and cash equivalents                                       $    431,818        $    387,406
  Receivables, less allowances for doubtful
    accounts and returns of $1,673,955 and $1,301,509                5,492,506           4,121,210
  Inventories                                                        2,820,596           2,538,093
  Prepaid royalties and licenses                                     1,146,404             746,677
  Deferred direct mail costs                                           257,587             217,513
  Deferred tax assets, net                                             791,301             791,301
  Other                                                                268,434             262,108
                                                                  ------------        ------------
      Total current assets                                          11,208,646           9,064,308

  Furniture and equipment, net                                       1,346,098           1,101,306
  Deferred tax assets, net                                             344,067             344,067
  Capitalized software development costs, net                          177,412             272,102
  Other assets, net                                                    243,565             276,595
                                                                  ------------        ------------
                Total assets                                      $ 13,319,788        $ 11,058,378
                                                                  ============        ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Credit line payable                                            $  1,150,000        $         --
   Short term debt and other obligations                               569,095             565,419
   Accounts payable and accrued expenses                             4,722,492           4,395,461
   Income taxes payable                                              1,073,134           1,011,118
                                                                  ------------        ------------
     Total current liabilities                                       7,514,721           5,971,998

   Long term debt and other obligations                                601,275             564,571
                                                                  ------------        ------------
                Total liabilities                                    8,115,996           6,536,569
Shareholders' equity:
   Preferred stock, no par value; 20,000,000 shares
     authorized;  none issued or outstanding
   Common stock, no par value; authorized 300,000,000
     issued and outstanding - 3,273,258 shares at September
     30, 1996 and 3,223,125 shares at June 30, 1996                  6,238,784           5,972,850
   Accumulated deficit                                                (813,833)         (1,223,797)
   Cumulative translation adjustment                                    72,299              66,214
   Notes receivable from shareholders                                 (293,458)           (293,458)
                                                                  ------------        ------------
      Total shareholders' equity                                     5,203,792           4,521,809
                                                                  ------------        ------------
           Total liabilities and shareholders' equity             $ 13,319,788        $ 11,058,378
                                                                  ============        ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                  THREE MONTHS ENDED SEPTEMBER 30,
                                                    ---------------------------------------------------------
                                                        1996                             1995
                                                    ----------                       ----------
Net revenues                                        $8,112,099         100.0%        $5,107,078         100.0%
Product costs                                        2,996,564          36.9%         1,673,599          32.8%
                                                    ----------         -----         ----------         -----
Gross margin                                         5,115,535          63.1%         3,433,479          67.2%
Costs and expenses:
   Sales and marketing                               2,474,823          30.5%         1,907,687          37.4%
   General and administrative                          853,792          10.5%           720,831          14.1%
   Research and development                          1,045,548          12.9%           650,395          12.7%
                                                    ----------         -----         ----------         -----
                                                     4,374,163          53.9%         3,278,913          64.2%
                                                    ----------         -----         ----------         -----
Operating income                                       741,372           9.1%           154,566           3.0%

Interest and other expense, net                        (77,358)         (1.0%)          (31,039)         (0.6%)
                                                    ----------         -----         ----------         -----
Income before taxes                                    664,014           8.2%           123,527           2.4%

Provision for income taxes                             254,049           3.1%            51,881           1.0%
                                                    ----------         -----         ----------         -----
Net income                                          $  409,965           5.1%        $   71,646           1.4%
                                                    ==========         =====         ==========         =====
Primary and fully diluted net income per
   common and common equivalent share:              $     0.11                       $     0.02
                                                    ==========                       ==========
Average common and common equivalent
   shares used to compute earnings per share:        3,669,875                        3,435,396
                                                    ==========                       ==========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            THREE MONTHS ENDED SEPTEMBER 30,
                                                            --------------------------------
                                                                 1996               1995
                                                             -----------        -----------
Cash flows from operating activities:
   Net income                                                $   409,965        $    71,646
   Adjustments to reconcile net income to net
      cash used by operating activities:
         Depreciation                                            122,011             97,278
         Amortization                                            116,763            115,074
         Deferred income taxes                                        --            (19,000)
         Changes in:
              Accounts receivable                             (1,371,296)        (1,024,848)
              Inventories                                       (282,503)           (50,095)
              Prepaid royalties and licenses                    (399,727)          (126,250)
              Deferred direct mail costs                         (40,074)           (48,933)
              Other current assets                                (6,326)          (107,915)
              Accounts payable and accrued expenses              327,030            951,596
              Income taxes payable                                62,016             44,127
         Foreign currency translation                              6,085                376
                                                             -----------        -----------
             Net cash used by operating activities            (1,056,056)           (96,944)
                                                             -----------        -----------
Cash flows from investing activities:
  Purchases of equipment                                        (150,976)           (24,635)
  Capitalized software development costs                          10,956                910
  FloorPlan acquisition                                               --           (687,500)
                                                             -----------        -----------
             Net cash used by investing activities              (140,020)          (711,225)
                                                             -----------        -----------
Cash flows from financing activities:
   Credit line borrowings                                      1,150,000            375,000
   Credit line repayments                                             --           (425,000)
   Borrowings through term loan and other obligations                 --            675,000
   Repayments on capital lease and other obligations            (175,446)           (35,287)
   Proceeds from issuance of common stock                        265,934              7,781
                                                             -----------        -----------
             Net cash provided by financing activities         1,240,488            597,494
                                                             -----------        -----------
Net increase (decrease) in cash and cash
   equivalents                                                    44,412           (210,675)

Cash and cash equivalents at beginning of
   period                                                        387,406            523,235
                                                             -----------        -----------
Cash and cash equivalents at end of the period               $   431,818        $   312,560
                                                             ===========        ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

The accompanying interim consolidated financial statements have been prepared from the records of International Microcomputer Software, Inc. and Subsidiaries (the "Company") without audit. In the opinion of management, all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended September 30, 1996, and for all periods presented, have been made. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

The results of operations for the three month periods ended September 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".


2. INVENTORIES

Inventories are valued at the lower of cost or market, on a first-in, first-out basis, and consist of:


                                           September 30, 1996      June 30, 1996
                                           ------------------      -------------
Raw Materials                                 $ 1,136,112           $   775,026
Finished Goods                                  2,159,973             1,959,248
                                              -----------           -----------
                                                3,296,085             2,734,274
Reserves for Obsolescence                        (475,489)             (196,181)
                                              -----------           -----------
                                              $ 2,820,596           $ 2,538,093
                                              ===========           ===========

3.   ACQUISITION

In September 1995, the Company entered into an agreement with Forte/ComputerEasy International, Inc. to acquire certain assets including the software assets known as FloorPlan, FloorPlan 3D, and 3D Design for approximately $687,500. The acquisition was accounted for as a purchase with $343,750 allocated to capitalized software development costs and $343,750 allocated to intangibles (amortized over 3 years).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

The Company reported net income of $409,965 for the quarter ended September 30, 1996 compared to $71,646 for the comparable quarter of 1995, representing an increase of $338,319 or 472%. Operating income for the quarter ended September 30, 1996 rose to $741,372 or 9.1% of net revenues, compared to $154,566 or 3.0% of net revenues for the comparable period last year. Operating income increased primarily due to new product introductions, growth in existing product lines, as well as decreased sales and marketing expenses as a percentage of total net revenue during the first quarter of fiscal 1997, compared with the same quarter last year.

Any forward looking statements contained in the following discussion or elsewhere in this document involve risks and uncertainties which may cause actual results to differ materially from those discussed. A wide range of factors could contribute to those differences, including those discussed in this document.

RESULTS OF OPERATIONS

NET REVENUES

Net revenues for the quarter ended September 30, 1996 were $8,112,099 compared to $5,107,078 for the same period in the previous year, representing an increase of $3,005,021 or 59%. Increased net revenues are attributable to an increase in retail channel sales of 85%, partially offset by decrease in direct sales of 6%. The increase in net revenues from retail sales and the decrease in net revenues from direct sales is consistent with the Company's strategy to transition towards an operating model focused increasingly upon retail sales.

Net revenues from channel sales accounted for $6,715,667 or 83% of total net revenues and $3,628,063 or 71% of total net revenues, for the quarterly periods ended September 30, 1996 and 1995, respectively. Channel sales increased $3,087,604 or 85% in the first quarter of fiscal 1997 compared with the first quarter of fiscal 1996. Net revenues from direct mail sales accounted for $1,396,432 or 17% of total net revenues and $1,479,015 or 29% of total net revenues, for the quarters ended September 30, 1996 and 1995, respectively. Net direct mail revenues decreased $82,583 or 6% in the first quarter of fiscal 1997 compared with the first quarter of fiscal 1996.

International net revenues of $2,530,746 accounted for 31% of total net revenues in the first quarter of fiscal 1997 compared to $1,489,400 in the comparable quarter of fiscal 1996, representing an increase of $1,041,346 or 70%. International net revenues as a percent of total net revenues increased to 31% in the first quarter of fiscal 1997 from 29% in the first quarter of fiscal 1996 due to significant growth in international sales.

PRODUCT COSTS

Product costs include the direct costs of production (manuals, diskettes, compact disks, duplication, packaging materials and assembly), shipping, royalties, inventory spoilage, reserves for obsolete inventory, and amortization of capitalized software development costs. Product costs were $2,996,564 and $1,673,599 for the quarters ended September 30, 1996 and 1995, respectively. Product costs as a percentage of total net revenues rose slightly, representing 36.9% and 32.8% for the quarters ended September 30, 1996 and 1995, respectively. This increase is primarily due to a change in product mix.

Amortization of capitalized software development costs and acquired software costs, and other amortization included in product costs were $116,763 and $115,074 for the quarters ended September 30, 1996 and 1995, respectively.

SALES AND MARKETING

Sales and marketing expenses include salaries and benefits for retail channel, direct mail and marketing personnel, commissions, advertising, trade show, design, and direct mail promotional costs (design, postage, printing, fulfillment and list rentals).

Sales and marketing expenses increased to $2,474,823 in the period ended September 30, 1996 from $1,907,687 for the same period in the previous year, representing an increase of 30%. As a percentage of total net revenues, sales and marketing costs decreased to 30.5% in the period ended September 30, 1996 from 37.4% for the same period in the previous year. The decrease in sales and marketing costs as a percentage of revenues is attributable to the change in distribution from direct mail to retail channel sales, which has lower sales and marketing cost. Direct mail sales and marketing expenses comprised 34% and 46% of total sales and marketing expense in the quarters ended September 30, 1996 and 1995, respectively.

GENERAL AND ADMINISTRATIVE

General and administrative expenses are comprised primarily of the costs of the Company's administrative, finance and human resources functions. General and administrative expenses increased to $853,792 in the period ended September 30, 1996 from $720,831 in the period ended September 30, 1995. As a percentage of total net revenues, general and administrative expenses decreased to 10.5% in the period ended September 30, 1996 from 14.1% in the same period last year. This decrease is primarily attributable to a higher net revenue base, and the fixed nature of general and administrative expenses. Expenses incurred during the quarter ended September 30, 1996 also included certain management infrastructure costs and additions to the bad debt reserves.

RESEARCH AND DEVELOPMENT

Research and development expenses are comprised primarily of personnel costs, costs required to conduct the Company's development efforts and third-party software development costs. Research and development expense increased to $1,045,548 in the period ended September 30, 1996 from $650,395 in the same period of the previous year. As a percentage of revenues, research and development expenses increased to 12.9% in the period ended September 30, 1996 from 12.7% in the same period last year. The increase can be attributed to increased domestic headcount, the utilization of additional contractors and other third party development costs relating to the development and expansion of the Company's product offerings.

INTEREST AND OTHER EXPENSE, NET

Interest and other expense, net was $77,358 or 1.0% of total net revenues for the quarter ended September 30, 1996, compared to $31,039, or 0.6% for the same period last year. Interest and other expense, net is comprised primarily of interest expense on short term and long term borrowings and foreign currency transaction gains and losses.

PROVISION FOR INCOME TAXES

The Company's provision for income taxes was $254,049 and $51,881 for the quarters ended September 30, 1996 and 1995, respectively. The Company's effective tax rate for these periods is 38.3% and 42.0%, respectively. The primary differences between the Company's pre-tax income for financial reporting purposes and taxable income for income tax purposes are deferred direct mail costs, software development costs, purchased intangibles, net operating loss carryforwards, package design costs, capitalized inventory costs and reserves.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its business primarily from operating revenues, short-term and long term bank borrowings, capital leases and proceeds from the sale of stock. Working capital increased to $3,693,925 at September 30, 1996 from $3,092,310 at June 30, 1996, resulting primarily from growth in accounts receivables, inventories, and prepaid royalties and licenses, which is partially offset by growth in accounts payable and accrued expenses.

The Company has used cash generated from its financing activities to fund its working capital requirements and to acquire software products and capital equipment. The Company's operating activities used net cash of $1,056,056 and $96,944 in the quarters ended September 30, 1996 and 1995, respectively. The Company's investing activities totaled $140,020 and $711,225 in the first quarter of fiscal 1997 and 1996, respectively. These capital expenditures were primarily for the acquisition and development of software (including the FloorPlan acquisition discussed in Note 3, above) and the purchase of additional equipment. At September 30, 1996, the Company had no material commitments for capital expenditures. Borrowings on the line of credit provided cash of $1,150,000 and there were no repayments in the quarter ended September 30, 1996, compared with borrowings of $375,000 and repayments of $425,000 during the same period last year. In addition, the Company obtained a term loan during the quarter ended September 30, 1995 which provided cash of $675,000. During the quarter ended September 30, 1996, $56,250 of principal was repaid on this loan, reducing the balance to $450,000.

As of September 30, 1996, the Company had a credit agreement with a bank under which it can borrow the lesser of $2,000,000 or 25% of eligible inventory up to a cap of $500,000 and 80% of eligible accounts receivable, at the bank's index rate plus 1/2%. This line of credit expires on November 30, 1996. Management believes that the Company will be able to renew or replace such credit agreement with the bank or another financial institution on substantially similar terms. Under terms of the agreement, all assets not subject to liens of other financial institutions have been pledged as collateral against the line of credit. As of September 30, 1996 the Company had $1,150,000 outstanding under this line of credit.

The Company believes that cash flow from operations, together with existing sources of liquidity, will satisfy the Company's working capital and capital expenditure requirements (including payment of income tax liabilities, which were approximately $1,000,000 at September 30, 1996) for at least the next twelve months. The Company believes that these sources will also be sufficient to satisfy its working capital and capital expenditure requirements beyond the next 12 months at the Company's current level of operations. The Company's long term goal, however, is to grow substantially. Expansion of the Company's current business may involve significant financial risk and require significant capital investment. Significant expansion of the Company's operations, future acquisitions of products or companies, unexpected increases in expenses or other factors might lead the Company to seek additional debt or equity financing. While the Company believes it will be able to raise any necessary funds, there can be no assurances that the Company will be able to do so, and failure to obtain sufficient capital could have a material adverse effect on the Company or adversely affect the Company's ability to continue to grow. In order to finance future growth or for other reasons, the Company may consider an offering of its equity securities within the next year or thereafter. The decision to undertake such an offering, and the size of such an offering, would depend upon many factors, such as the market price of the Common Stock, the working capital and capital expenditure needs of the Company, the availability of alternative sources of capital, and general market conditions.

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

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

         None.

ITEM 6.  Exhibits and Reports on Form 8-K

            (a)   Exhibits

                  27.1     Financial Data Schedule

            (b) No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 14, 1996             INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.





                                     By: /s/  MARTIN SACKS
                                         -----------------
                                         Martin Sacks
                                         President & Chief Executive Officer
                                         (Principal Executive Officer)


                                     By: /s/  KENNETH R. FINEMAN
                                         -----------------------
                                         Kenneth R. Fineman
                                         V.P. Finance & Chief Financial Officer
                                         (Principal Financial Officer)