Form 10-Q
period 1996-12-31
INTERNATIONAL MICROCOMPUTER SOFTWARE INC /CA/
filed 1997-02-18
CIK 814929

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549


                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          For the quarter ended         DECEMBER 31, 1996

[   ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the transition period from    _________________    to    _________________

                          Commission File No  0-15949

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              CALIFORNIA                                 94-2862863
      -------------------------------                    ------------------
      (State or other jurisdiction of                     (I.R.S. Employer
       incorporation or organization)                    identification No.)

      1895 EAST FRANCISCO BLVD., SAN RAFAEL, CA          94901
      -----------------------------------------          ----------
      (Address of principal executive offices)           (Zip code)

                                 (415) 257-3000
              ---------------------------------------------------
              (Registrant's telephone number including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                   YES   X   NO
                                       -----    -----



As of February 7, 1997, 4,991,570 shares of the Registrant's Common Stock, no par value, were outstanding.

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES

                                     INDEX

                                                                                              Page
                                                                                              ----
PART I - FINANCIAL INFORMATION

Item 1.  Interim Consolidated Financial Statements

           Consolidated Balance Sheets at December 31, 1996 and June 30, 1996                   3

           Consolidated Statements of Operations for the three months and six months

               ended December 31, 1996 and 1995                                                 4

           Consolidated Statements of Cash Flows for the six months ended December
               31, 1996 and 1995                                                                5

           Notes to Consolidated Financial Statements                                           6

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                                      7-10


PART II - OTHER INFORMATION

Item 1. Legal proceedings                                                                       11

Item 6. Exhibits and Reports on Form 8-K                                                        11

SIGNATURES                                                                                      12

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                            DECEMBER 31, 1996         JUNE 30, 1996
                                                            -----------------         -------------
ASSETS
Current assets:
  Cash and cash equivalents                                  $    957,269             $   387,406
  Receivables, less allowances for doubtful
    accounts and returns of $2,489,292 and $1,301,509           6,747,088               4,121,210
  Inventories                                                   3,674,526               2,538,093
  Prepaid royalties and licenses                                1,024,931                 746,677
  Deferred direct marketing costs                                 106,940                 217,513
  Deferred tax assets, net                                        791,301                 791,301
  Other current assets                                            183,143                 262,?08
                                                              -----------             -----------
      Total current assets                                     13,485,198               9,064,?08

Furniture and equipment, net                                    1,477,290               1,101,306
Deferred tax assets, net                                          344,067                 344,067
Capitalized software development costs, net                        94,287                 272,102
Other assets, net                                                 210,536                 276,595
                                                              -----------             -----------
      Total assets                                            $15,611,378             $11,058,378
                                                              ===========             ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Credit line payable                                            $685,000             $      -
  Short term debt and other obligations                           577,956                 565,419
  Accounts payable and accrued expenses                         6,857,750               4,395,461
  Income taxes payable                                          1,001,563               1,001,118
                                                              -----------             -----------
      Total current liabilities                                 9,122,269               5,971,998

Long term debt and other obligations                              590,967                 564,571
                                                              -----------             -----------
      Total liabilities                                         9,713,236               6,536,569
Shareholders' equity:
  Preferred stock, no par value; 20,000,000 shares
    authorized; none issued or outstanding
  Common stock, no par value; 300,000,000 authorized;
    issued and outstanding 4,966,710 and 4,834,688 shares       6,253,556               5,972,850
  Accumulated deficit                                            (107,690)             (1,223,797)
  Cumulative translation adjustment                                45,734                  66,214
  Notes receivable from shareholders                             (293,458)               (293,458)
                                                              -----------             -----------
      Total shareholders' equity                                5,898,142               4,521,809
                                                              -----------             -----------
        Total liabilities and shareholders' equity            $15,611,378             $11,058,378
                                                              ===========             ===========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                      THREE MONTHS ENDED DECEMBER 31,              SIX MONTHS ENDED DECEMBER 31,
                                      -------------------------------            --------------------------------
                                        1996                  1995                 1996                    1995
                                 -------------------  -------------------  ---------------------   ---------------------
Net revenues                     $11,791,331  100.0%  $5,787,870   100.0%  $19,903,430    100.0%   $10,894,948    100.0%
Product costs                      5,123,797   43.5%   1,848,692    31.9%    8,120,361     40.8%     3,522,291     32.3%
                                   --------- -------  ----------   ------    ---------   -------   -----------    ------

Gross margin                       6,667,534   56.5%   3,939,178    68.1%   11,783,069     59.2%     7,372,657     67.7%

Costs and expenses:
   Sales and marketing             3,235,181   27.4%   2,376,641    41.1%    5,710,004     28.7%     4,284,328     39.3%
   General and administrative      1,216,148   10.3%     555,853     9.6%    2,069,940     10.4%     1,276,684     11.7%
   Research and development        1,121,624    9.5%     563,054     9.7%    2,167,172     10.9%     1,213,449     11.1%
                                   --------- -------  ----------   ------    ---------   -------   -----------    ------
                                   5,572,953   47.3%   3,495,548    60.4%    9,947,116     50.0%     6,774,461     62.2%
                                   --------- -------  ----------   ------    ---------   -------   -----------    ------
Operating income                   1,094,581    9.3%     443,630     7.7%    1,835,953      9.2%       598,196      5.5%

Interest and other
 income (expense), net                53,674    0.5%     (62,009)   (1.1%)     (23,684)   (0.1)%       (93,048)    (0.9%)
                                   --------- -------  ----------   ------    ---------   -------   -----------    ------

Income before income taxes         1,148,255   9.7%      381,621      6.6%   1,812,269      9.1%       505,148      4.6%

Provision for income taxes           442,112   3.7%      140,075      2.4%     696,161      3.5%       191,956      1.8%
                                   --------- -------  ----------   ------    ---------   -------   -----------    ------

Net income                       $   706,143   6.0%  $   241,546      4.2% $ 1,116,108      5.6%   $   313,192      2.9%
                                 ===========   ====  ===========    ====== ===========    ======   ===========    ======

 Primary and fully diluted net
  income per common and common
  equivalent share:                    $0.12               $0.05                 $0.20                   $0.06
                                       =====               =====                ======                  ======

Average common and common
  equivalent shares used to
  compute earnings per share:      5,693,193           5,341,089             5,599,004               5,247,092
                                   =========           =========             =========               =========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                          SIX MONTHS ENDED DECEMBER 31,
                                                          -----------------------------
                                                             1996               1995
                                                          ----------         ----------
Cash flows from operating activities:
   Net income                                             $1,116,108         $  313,192
   Adjustments to reconcile net income to net
      cash used by operating activities
         Depreciation                                        248,943            179,173
         Amortization                                        219,369            263,207
         Deferred income taxes                                     -            (78,000)
         Changes in:
              Accounts receivable                         (2,625,878)        (1,291,889)
              Inventories                                 (1,136,433)          (574,571)
              Prepaid royalties and licenses                (278,254)          (290,063)
              Direct marketing costs                         110,573             17,734
              Other current assets                            78,965            (15,856)
              Accounts payable and accrued expenses        2,462,289            558,491
              Income taxes payable                            (9,555)           218,008
          Currency translation adjustment                    (20,480)            (4,413)
                                                          ----------         ----------

              Net cash provided (used) by operating
              activities                                     165,647           (704,987)
                                                          ----------         ----------


Cash flows from investing activities:
  Purchase of equipment                                     (241,795)          (145,009)
  Capitalized software development costs                      24,505           (350,815)
  FloorPlan acquisition                                            -           (343,840)
                                                          ----------         ----------

             Net cash used by investing activities          (217,290)          (839,664)

Cash flows from financing activities:
   Credit line borrowings                                  1,435,000          1,125,000
   Credit line repayments                                   (750,000)          (425,000)
   Borrowings through term loan and other obligations              -            675,000
   Repayments on capital lease and other obligations        (344,200)          (131,386)
   Proceeds from issuance of common stock                    280,706             17,831
                                                          ----------         ----------

             Net cash provided by financing activities       621,506          1,261,445
                                                          ----------         ----------

    Net increase (decrease) in cash and cash
      equivalents                                            569,863           (283,206)

Cash and cash equivalents at beginning of
   period                                                    387,406            523,235
                                                          ----------         ----------

Cash and cash equivalents at end of the period            $  957,269         $  240,029
                                                          ==========         ==========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PREPARATION.

The accompanying interim consolidated financial statements have been prepared from the records of International Microcomputer Software, Inc. and Subsidiaries (the "Company") without audit. In the opinion of management, all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended December 31, 1996, and for all periods presented, have been made. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

The results of operations for the three and six month periods ended December 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

2.  INVENTORIES

Inventories are valued at the lower of cost or market, on a first-in, first-out basis, and consist of:


                                      December 31, 1996       June 30, 1996
                                      -----------------       -------------
    Raw Materials                         $   1,272,437       $    775,026
    Finished Goods                            2,945,632          1,959,248
                                          -------------       ------------
                                              4,218,069          2,734,274
    Reserves for Obsolescence                  (543,543)          (196,181)
                                          -------------       ------------
                                          $   3,674,526       $  2,538,093
                                          =============       ============

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

4.   STOCK SPLIT

In December 1996, the Company's Board of Directors authorized a 3 for 2 stock split in the form of a stock dividend. The stock split was payable to shareholders of record on December 25, 1996 and was effective and distributed to shareholders on January 24, 1997. All share and per share figures presented have been restated to reflect this stock split.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

The following information should be read in conjunction with the consolidated financial statements and the notes thereto and in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report (Form 10-Q) for the year ended June 30, 1996. This Quarterly report on Form 10-K, and in particular Management's Discussion and Analysis of Financial Condition and Results of Operations, may contain forward looking statements regarding future events or the future performance of the Company that involve certain risks and uncertainties including those discussed in the Company's 1996 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission ("S.E.C."). Actual events or the actual future results of the Company may differ materially from any forward looking statements due to such risks and uncertainties. The Company assumes no obligation to update these forward looking statements to reflect actual results or changes in factors or assumptions affecting such forward looking assumptions. This analysis is not intended to serve as a basis for projections of future events.

The Company's 1997 fiscal second quarter net revenues of $11,791,331 increased 104% from second quarter net revenues of $5,787,870 in the prior fiscal year. Operating income for the three months and six months ended December 31, 1996 rose to $1,094,581 or 9.3% of net revenues and $1,835,953 or 9.2% of net revenues, compared to $443,630 or 7.7% of net revenues and $598,196 or 5.5% of net revenues for the comparable periods of the previous year. Net income of $706,143 increased 192% over second quarter's net income of $241,546 in the prior fiscal year. The increase in net income was primarily a result of higher sales. In the second quarter fiscal 1997 the Company released MasterClips(R) 101,000 Premium Image Collection, Master Photos(R) 25,000 Premium Photo Collection and Master Publisher(R) Premium Publishing Suite.

RESULTS OF OPERATIONS

NET REVENUES

Net revenues for the three and six months ended December 31, 1996 were $11,791,331 and $19,903,430, respectively compared to $5,787,870 and
$10,894,948 for the same periods in the previous year. Increased net revenues were attributable to an increase in retail channel sales partially offset by a decrease in sales directly to end users for the same periods. The increase in net revenues from channel sales and the decrease in direct sales is consistent with the Company's strategy to transition towards an operating model focused increasingly upon channel sales.

Net revenues from channel sales accounted for $10,457,481 or 89% and $17,173,148 or 86% of net revenues for the three and six months ended December 31, 1996 and for $3,984,968 or 69% and $7,613,031 or 70% of net revenues for the comparable periods in fiscal year 1996. Channel sales increased $6,472,513 or 162% and $9,560,117 or 126% for the three and six months ended December 31,1996 compared to the same periods last year.

Net revenues from direct mail sales accounted for approximately $1,333,850 or 11% and $2,730,282 or 14% of net revenues for the three and six months ended December 31, 1996 compared to approximately $1,802,902 or 31% and $3,281,917 or 30% of net revenues for the three and six months ended December 31, 1995. Net direct mail revenues decreased approximately $469,052 or 26% and $551,635 or 17% for the three and six months ended December 31, 1996 compared to the same periods last year.

International net revenues accounted for approximately $4,580,911 or 39% and $7,111,657 or 36% of total net revenues for the three and six months ended December 31, 1996 compared to $1,441,594 or 25% and $2,930,994 or 27% of total net revenues for the same periods in the previous fiscal year. The increase in international net revenues of $3,139,317 or 218% and $4,180,663 or 143% of total net revenues for the three and six months ended December 31, 1996 over the same periods in the previous fiscal year was primarily the result of increased sales through the retail channel.

PRODUCT COSTS

Product costs include direct costs of production (manuals, diskettes, compact disks, duplication, packaging materials and assembly), shipping, royalties, inventory spoilage, reserves for obsolete inventory, and amortization of capitalized software development costs. Product costs were $5,123,797 and $8,120,361 for the three and six months ended December 31, 1996 compared to $1,848,692 and $3,522,291 or the comparable periods in the previous fiscal year. Product cost as a percentage of revenues were 43.5% and 40.8% for the three and the six months ended December 31, 1996 compared to 31.9% and 32.3% for the same periods ended December 31, 1995. The increase was primarily due to changes in the Company's product mix and distribution strategy.

Amortization of capitalized software development costs and acquired software costs included in product costs were $102,606 and $219,369 and for the three and six months ended December 31, 1996 compared to $148,133 and $263,207 for the same periods in the previous fiscal year.

SALES AND MARKETING

Sales and marketing expenses include salaries and benefits for retail channel, direct mail and marketing personnel, commissions, advertising, trade show, design, and direct mail promotional costs (design, postage, printing, fulfillment and list rentals).

Sales and marketing expenses increased to $3,235,181 and $5,710,004 in the three and six months ended December 31, 1996 from $2,376,641 and $4,284,328 for the same periods in the previous fiscal year. As a percentage of revenues, sales and marketing costs decreased to 27.4% and 28.7%, respectively in the three and six months ended December 31, 1996 from 41.1% and 39.3%, for the same periods in the previous fiscal year. This decrease was primarily caused by lower direct mail promotional activities. Direct mail sales and marketing expenses comprised 25% and 29% of total sales and marketing expense for the three and six months ended December 31, 1996, compared to 48% and 47% for the same periods in the previous fiscal year.

GENERAL AND ADMINISTRATIVE

General and administrative expenses are comprised primarily of the costs of the Company's administrative, finance and human resources functions. General and administrative expenses increased to $1,216,148 and $2,069,940 in the three and six months ended December 31, 1996 from $555,853 and $1,276,684 for the same periods in the previous fiscal year. As a percentage of revenues, general and administrative expenses increased to 10.3% from 9.6% for the three months ended December 31, 1996 and 1995 due to increased allowance for doubtful accounts associated with increased sales. For the six months ended December 31, 1996 and 1995 general and administrative expenses decreased to 10.4% from 11.7% of net revenues primarily as a result of increased sales.

RESEARCH AND DEVELOPMENT

Research and development expenses are comprised primarily of personnel costs, costs required to conduct the Company's development effort and third-party software development costs. Research and development expense increased to $1,121,624 and $2,167,172 in the three and six months ended December 31, 1996 from $563,054 and $1,213,449 in the same periods for the previous fiscal year. As a percentage of revenues, research and development expenses decreased to 9.5% and 10.9%, respectively for the three and six months ended December 31, 1996, compared to 9.7% and 11.1%, respectively for the same periods last year. The decrease in percentage can be attributed to increased sales as overall expenditures increased due to the utilization of additional software development personnel and other third party development costs relating to the development and expansion of the Company's product offerings.

INTEREST AND OTHER INCOME (EXPENSE), NET

Interest and other income (expense), net was $53,674 and ($23,684), respectively for the three and six months ended December 31, 1996 compared to ($62,009) and ($93,048) for the same periods in the previous fiscal year. The decrease in other expense in both the three and six months ended December 31, 1996 can be attributed the effect of foreign currency transaction gains.

PROVISION FOR INCOME TAXES

The Company's provision for income tax was $442,112 and $696,161, respectively for the three and six months ended December 31, 1996, compared to $140,075 and $191,956 for the same periods in the previous fiscal year. The Company's estimated annual effective income tax rate of 38% for fiscal 1997 remained level compared to the rate at December 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its business primarily from cash flow from operations, short-term and long-term bank borrowings, capital leases and proceeds from the sale of stock. Working capital increased to $4,362,929 at December 31, 1996 from $3,092,310 at June 30, 1996 primarily due to the increased investment in receivables, inventories and prepaid royalties, partially offset by increased short-term and long-term borrowings and higher accounts payable and accrued expenses.

The Company has used cash generated from operations and short-term borrowings to fund its working capital requirements and to acquire capital equipment. The Company's operations provided net cash of $569,863. Net cash provided by operating activities was $165,647 in the six months ended December 31, 1996 compared to net cash used of $704,987 in the six months ended December 31, 1995. The increase of cash provided by operating activities in fiscal 1997 was attributable to increased net income. The Company's investing activities totaled $217,290 and $839,664 in the six months ended December 31, 1996 and 1995, respectively. The fiscal 1997 investing activities were primarily for the acquisition of equipment. The decrease in fiscal 1997 from fiscal 1996 was primarily attributable to the Company's purchase of the FloorPlan software product line in September 1995, for approximately $700,000. Borrowings on the line of credit provided cash of $1,435,000 and repayments used cash of $750,000 in the six months ended December 31, 1996, compared to borrowings of $1,125,000 and repayments of $425,000 in the six months ended December 31, 1995. In addition, the Company obtained a term loan in September 1995 which provided cash of $675,000. During the six months ended December 31, 1996, principal payments on this term loan totaled $112,500, reducing the balance to $393,750.

As of December 31, 1996, the Company had a credit agreement with a bank under which it can borrow the lesser of $2,500,000 or 25% of eligible inventory up to a cap of $500,000 and 80% of eligible accounts receivable, at the bank''s index rate. This credit agreement will expire on October 31, 1997. Under terms of the agreement, all assets not subject to liens of other financial institutions have been pledged as collateral against the line of credit. As of December 31, 1996 the Company had $685,000 outstanding under this line of credit.

The Company believes that cash flow from operations, together with existing sources of liquidity, will satisfy the Company's working capital, income tax, and capital expenditure requirements for at least the next twelve months. The Company's long-term goal, however, is to grow substantially. Expansion of the Company's current business may involve significant financial risk and require significant capital investment. Significant expansion of the Company's operations, future acquisitions of products or companies, unexpected increases in expenses or other factors might lead the Company to seek additional debt or equity financing. While the Company believes it will be able to raise any necessary funds, there can be no assurances that the Company will be able to do so, and failure to obtain sufficient capital could have a material adverse effect on the Company or adversely affect the Company's ability to continue to grow. In order to finance future growth or for other reasons, the Company may consider an offering of its equity securities within the next year or thereafter. The decision to undertake such an offering, and the size of such an offering, would depend upon many factors, such as the market price of the Common Stock, the working capital and capital expenditure needs of the Company, the availability of alternative sources of capital, and general market conditions.

QUARTERLY TRENDS

The Company's consolidated results of operations to date have not been materially affected by seasonal trends. However, the Company believes that in the future its results may be impacted by such factors as order deferrals in anticipation of new product releases, delays in shipments of new products, a slower growth rate in the software markets in which the Company operates, or adverse general economic and industry conditions in any of the countries in which the Company does business. In addition, with significant portions of net revenues contributed by international operations, fluctuations of the U.S. dollar against foreign currencies and the seasonality of the European, Asia/Pacific, and other international markets could impact the Company's results of operations and financial position for a particular quarter. Rapid technological change and the Company's ability to develop, manufacture, and market products that successfully adapt to the change may also impact results of operations. Further, increased market competition from competitors either known or unknown to the Company could also negatively impact the Company's results of operations. Due to these factors, the Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenues or earnings from anticipated levels could have an immediate and adverse effect on the trading price of the Company's common stock.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

             None.

ITEM 6.  Exhibits and Reports on Form 8-K

             (a)     Exhibits
                     27.1     Financial Data Schedule

(b) No reports on Form 8-K were filed during the quarter ended December 31, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: February 12, 1997             INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.




                                        By:   /s/  MARTIN SACKS
                                        ---------------------------------------
                                        Martin Sacks
                                        President & Chief Executive Officer
                                        (Principal Executive Officer)


                                        By:   /s/  KENNETH R. FINEMAN
                                        ---------------------------------------
                                        Kenneth R. Fineman
                                        V.P. Finance & Chief Financial Officer
                                        (Principal Financial Officer)