Form 10-Q
period 1997-03-31
INTERNATIONAL MICROCOMPUTER SOFTWARE INC /CA/
filed 1997-05-15
CIK 814929

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarter ended March 31, 1997

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

                             YES [X]    NO [ ]




As of May 12, 1997, 5,107,922 shares of the Registrant's Common Stock, no par value, were outstanding.

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES

                                      INDEX

                                                                                                       Page
                                                                                                       ----
PART I - FINANCIAL INFORMATION

Item 1.  Interim Consolidated Financial Statements

           Consolidated Balance Sheets at March 31, 1997 and June 30, 1996                               3

           Consolidated Statements of Operations for the three months and nine months
               ended March 31, 1997 and 1996                                                             4

           Consolidated Statements of Cash Flows for the nine months ended March
               31, 1997 and 1996                                                                         5

           Notes to Consolidated Financial Statements                                                    6

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                                                7-11


PART II - OTHER INFORMATION

Item 1. Legal proceedings                                                                                12

Item 6. Exhibits and Reports on Form 8-K                                                                 12

Signatures                                                                                               13

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                            MARCH 31, 1997    JUNE 30, 1996
                                                            --------------    -------------
ASSETS
Current assets:
  Cash and cash equivalents                                  $  1,133,960      $    387,406
  Receivables, less allowances for doubtful
    accounts and returns of $3,112,713 and $1,301,509           7,089,617         4,121,210
  Inventories                                                   3,919,975         2,538,093
  Prepaid royalties and licenses                                1,100,189           746,677
  Deferred direct marketing costs                                 115,648           217,513
  Deferred tax assets, net                                        791,301           791,301
  Other current assets                                            280,893           262,108
                                                             ------------      ------------
      Total current assets                                     14,431,583         9,064,308

Furniture and equipment, net                                    1,501,371         1,101,306
Deferred tax assets, net                                          344,067           344,067
Capitalized software development costs, net                       102,959           272,102
Other assets, net                                                 187,505           276,595
                                                             ------------      ------------
                Total assets                                 $ 16,567,485      $ 11,058,378
                                                             ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Credit line payable                                       $  1,745,000       $       -
   Short term debt and other obligations                          335,425           565,419
   Accounts payable and accrued expenses                        7,234,578         4,395,461
   Income taxes payable                                           248,417         1,011,118
                                                             ------------      ------------
     Total current liabilities                                  9,563,420         5,971,998

Long term debt and other obligations                              553,561           564,571
                                                             ------------      ------------
                Total liabilities                              10,116,981         6,536,569
Shareholders' equity:
   Preferred stock, no par value; 20,000,000 shares
     authorized;  none issued or outstanding
   Common stock, no par value; 300,000,000 authorized;
   issued and outstanding 4,993,366 and 4,834,688 shares        6,275,480         5,972,850
   Retained earnings (accumulated deficit)                        513,859        (1,223,797)
   Cumulative translation adjustment                              (53,377)           66,214
   Notes receivable from shareholders                            (285,458)         (293,458)
                                                             ------------      ------------
      Total shareholders' equity                                6,450,504         4,521,809
                                                             ------------      ------------
           Total liabilities and shareholders' equity        $ 16,567,485      $ 11,058,378
                                                             ============      ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                        THREE MONTHS ENDED MARCH 31,                       NINE MONTHS ENDED MARCH 31,
                                        1997                    1996                      1997                     1996
                               ---------------------   ----------------------     --------------------    ----------------------
Net revenues                   $ 10,489,199    100.0%  $   7,528,298    100.0%    $ 30,392,629   100.0%   $ 18,423,246     100.0%
Product costs                     4,326,072     41.2%      2,400,893     31.9%      12,446,433    41.0%      5,923,184      32.2%
                               ------------    -----   -------------    -----     ------------   -----    ------------     -----
Gross margin                      6,163,127     58.8%      5,127,405     68.1%      17,946,196    59.0%     12,500,062      67.8%
Costs and expenses:
   Sales and marketing            2,960,971     28.2%      2,887,969     38.4%       8,670,974    28.5%      7,172,297      38.9%
   General and administrative       997,627      9.5%        630,379      8.4%       3,067,567    10.1%      1,907,063      10.4%
   Research and development       1,150,821     11.0%        945,644     12.6%       3,317,993    10.9%      2,159,093      11.7%
                               ------------    -----   -------------    -----     ------------   -----    ------------     -----
                                  5,109,419     48.7%      4,463,992     59.3%      15,056,534    49.5%     11,238,453      61.0%
                               ------------    -----   -------------    -----     ------------   -----    ------------     -----
Operating income                  1,053,708     10.0%        663,413      8.8%       2,889,662     9.5%      1,261,609       6.8%

Other expense                        32,384      0.3%         97,014      1.3%          56,068     0.2%        190,062       1.0%
                               ------------    -----   -------------    -----     ------------   -----    ------------     -----

Income before income taxes        1,021,324      9.7%        566,399      7.5%       2,833,594     9.3%      1,071,547       5.8%

Provision for income taxes          399,776      3.8%        215,232      2.9%       1,095,937     3.6%        407,188       2.2%
                               ------------    -----   -------------    -----     ------------   -----    ------------     -----

Net income                     $    621,548      5.9%  $     351,167      4.7%    $  1,737,657     5.7%   $    664,359        3.6%
                               ============    =====   =============    =====     ============   =====    ============     ======




Primary and fully diluted
  net income per common
  and common equivalent share:        $0.11                    $0.07                     $0.31                   $0.13
                               ============            =============              ============            ============




Average common and common
  equivalent shares used to
  compute earnings per share:     5,649,875                5,341,089                 5,578,941               5,247,092
                               ============            =============              ============            ============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    NINE MONTHS ENDED MARCH 31,
                                                                       1997             1996
                                                                   -----------      -----------
Cash flows from operating activities:
   Net income                                                      $ 1,737,657      $   664,359
   Adjustments to reconcile net income to net
      cash used by operating activities
         Depreciation                                                  378,003          281,573
         Amortization                                                  324,031          390,671
         Deferred income taxes                                             -           (306,000)
         Changes in:
              Accounts receivable                                   (2,976,407)      (1,786,126)
              Inventories                                           (1,381,882)        (703,033)
              Prepaid royalties and licenses                          (353,512)        (324,656)
              Direct marketing costs                                   101,865           17,985
              Other current assets                                     (18,785)         (13,975)
              Accounts payable and accrued expenses                  2,839,117        1,269,843
              Income taxes payable                                    (762,701)         569,211
          Currency translation adjustment                             (119,591)          12,653
                                                                   -----------      -----------

              Net cash provided (used) by operating activities        (232,205)          72,505
                                                                   -----------      -----------

Cash flows from investing activities:
  Purchase of equipment                                               (778,068)        (138,677)
  Capitalized software development costs                               (57,799)        (396,843)
  FloorPlan acquisition                                                    -           (343,840)
                                                                   -----------      -----------

             Net cash used by investing activities                    (835,867)        (879,360)

Cash flows from financing activities:
   Credit line borrowings                                            4,180,000        1,425,000
   Credit line repayments                                           (2,435,000)        (925,000)
   Capital lease and other obligations additions                       671,982          675,000
   Capital lease and other obligations repayment                      (904,986)        (237,811)
   Proceeds from issuance of common stock                              302,630           50,063
                                                                   -----------      -----------

             Net cash provided by financing activities               1,814,626          987,252
                                                                   -----------      -----------

    Net increase (decrease) in cash and cash
      equivalents                                                      746,554          180,397

Cash and cash equivalents at beginning of
   period                                                              387,406          523,235
                                                                   -----------      -----------

Cash and cash equivalents at end of the period                     $ 1,133,960      $   703,632
                                                                   ===========      ===========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PREPARATION.

The accompanying interim consolidated financial statements have been prepared from the records of International Microcomputer Software, Inc. and Subsidiaries (the "Company") without audit. In the opinion of management, all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended March 31, 1997, and for all periods presented, have been made. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

The results of operations for the three and nine months ended March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

2. INVENTORIES

Inventories are valued at the lower of cost or market, on a first-in, first-out basis, and consist of:


                                            March 31, 1997   June 30, 1996
                                            --------------   -------------
Raw Materials                                $ 1,548,580      $   775,026
Finished Goods                                 2,883,582        1,959,248
                                             -----------      -----------
                                               4,432,162        2,734,274
Reserves for Obsolescence                       (512,187)        (196,181)
                                             -----------      -----------
                                             $ 3,919,975      $ 2,538,093
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

5. RECENTLY ISSUED ACCOUNTING STANDARD

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings per Share" (SFAS 128). The Company is required to adopt SFAS 128 in the December 31, 1997 quarter and will restate at that time earnings per share (EPS) data for prior periods to conform with SFAS 128. Earlier application is not permitted.

SFAS 128 replaces current EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

If SFAS 128 had been in effect during the current and prior year periods, basic EPS would have been $0.13 and $0.11 for the quarters ended March 31, 1997 and 1996, respectively, and $0.36 and $0.21 for the nine months ended March 31, 1997 and 1996, respectively. Diluted EPS under SFAS 128 would not have been significantly different than fully diluted EPS currently reported for the periods.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SUMMARY

The following information should be read in conjunction with the consolidated financial statements and the notes thereto and in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report (Form 10-K) for the year ended June 30, 1996. This Quarterly report on Form 10-Q, and in particular Management's Discussion and Analysis of Financial Condition and Results of Operations, may contain forward looking statements regarding future events or the future performance of the Company that involve certain risks and uncertainties including those discussed in the Company's 1996 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission ("SEC"). Actual events or the actual future results of the Company may differ materially from any forward-looking statements due to such risks and uncertainties. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. This analysis is not intended to serve as a basis for projections of future events.

The Company's 1997 fiscal third quarter net revenues of $10,489,199 increased 39.3% from third quarter net revenues of $7,528,298 in the prior fiscal year. Operating income for the three months and nine months ended March 31, 1997 rose to $1,053,708 or 10.0% and $2,889,662 or 9.5% of net revenues, compared to $663,413 or 8.8% and $1,261,609 or 6.8% of net revenues for the comparable periods in fiscal 1996. Net income of $621,548 increased 77.0% over third quarter's net income of $351,167 in the prior fiscal year. The key contribution to the Company's third quarter performance was the continued success of our Master(R) line of desktop publishing and electronic art products. These include the January release of MasterClips(R) 150,000 Premium Image Collection, and a Macintosh version of MasterClips(R) 101,000 Premium Image Collection. Additionally, the Company shipped two new products in its Easy Language(TM) multi-language learning line, Easy Language 17 Language Edition and Language Conversational Skills.

RESULTS OF OPERATIONS
---------------------

NET REVENUES

Net revenues for the three and nine months ended March 31, 1997 were $10,489,199 and $30,392,629, respectively compared to $7,528,298 and $18,423,246 for the comparable periods in fiscal 1996. Increased net revenues were attributable to an increase in retail channel sales partially offset by a decrease in direct marketing sales for the same periods. This inverse relationship is consistent with the Company's strategy of shifting away from direct marketing sales and towards a more profitable focus on channel sales.

Net revenues from channel sales accounted for $9,763,143 or 93.1% and $26,936,291 or 88.6% of total net revenues for the three and nine months ended March 31, 1997, compared to $4,532,655 or 60.2% and $12,145,686 or 65.9% of total net revenues for the comparable periods in fiscal year 1996. Channel sales increased 115.4% and 121.8% respectively for the three and nine months ended March 31, 1997, over the comparable periods in fiscal 1996.

Net revenues from direct mail sales accounted for approximately $726,056 or 6.9% and $3,456,338 or 11.4% of total net revenues for the three and nine months ended March 31, 1997, compared to $2,995,643 or 39.8% and $6,277,560 or 34.1% of total net revenues for the comparable periods in fiscal 1996. Net direct mail revenues decreased by 75.8% and 44.9% respectively for the three and nine months ended March 31, 1997, over the comparable periods in fiscal 1996

Net revenues from international sales accounted for approximately $3,886,706 or 37.1% and $12,427,935 or 40.9% of total net revenues for the three and nine months ended March 31, 1997, compared to $2,522,887 or 33.5% and $6,137,312 or 33.3% of total net revenues for the comparable periods in fiscal 1996. International revenues increased by 54.1% and 102.5% respectively for the three and nine months ended March 31, 1997 over the comparable periods in fiscal 1996.

PRODUCT COSTS

Product costs include direct costs of production (manuals, diskettes, compact disks, duplication, packaging materials and assembly), shipping, royalties, inventory spoilage, reserves for obsolete inventory, and amortization of capitalized software development costs. Product costs were $4,326,072 or 41.2% and $12,446,433 or 41.0% for the three and nine months ended March 31, 1997 compared to $2,400,893 or 31.9% and $5,923,184 or 32.2% for the comparable periods in fiscal 1996.

Amortization of capitalized software development costs and acquired software costs included in product costs were $104,662 and $324,031 and for the three and nine months ended March 31, 1997 compared to $127,464 and $390,671 for the comparable periods in fiscal 1996.

SALES AND MARKETING

Sales and marketing expenses include salaries and benefits for retail channel, direct mail and marketing personnel, commissions, advertising, trade show, design, and direct mail promotional costs (design, postage, printing, fulfillment and list rentals).

Sales and marketing expenses increased to $2,960,971 or 28.2% and $8,670,974 or 28.5% in the three and nine months ended March 31, 1997, compared to $2,887,969 or 38.4% and $7,172,297 or 38.9% for the comparable periods in fiscal 1996. As a percentage of revenues, sales and marketing expenses decrease as a result of lower direct mail promotional activities.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were comprised primarily of the costs of the Company's administrative, finance and human resources functions. General and administrative expenses increased to $997,627 and $3,067,567 in the three and nine months ended March 31, 1997 from $630,379 and $1,907,063 for the comparable periods in fiscal 1996. As a percentage of revenues, general and administrative expenses increased to 9.5% from 8.4% for the three months ended March 31, 1997 and 1996 due to increased allowance for doubtful accounts associated with increased sales. For the nine months ended March 31, 1997 and 1996 general and administrative expenses decreased to 10.1% from 10.4% of net revenues primarily as a result of increased revenue.

RESEARCH AND DEVELOPMENT

Research and development expenses are comprised primarily of personnel costs and third party software development costs. Research and development expense increased to $1,150,821 and $3,317,993 in the three and nine months ended March 31, 1997 from $945,644 and $2,159,093 for the comparable periods in fiscal 1996. As a percentage of revenues, research and development expenses decreased to 11.0% from 12.6% for the three months ended March 31, 1997 and 1996, and decreased to 10.9% from 11.7%, for the nine months ended March 31, 1997 and 1996. The increase in absolute dollars can be attributed to increased domestic headcount, the utilization of additional software development personnel in Russia and other third party development costs resulting from an aggressive fiscal 1997 product release schedule. The decrease in percentage can be attributed to increased sales associated with the development and expansion of the Company's product offerings.

INTEREST AND OTHER INCOME (EXPENSE), NET

Other expense was $32,384 and $56,068 respectively for the three and nine months ended March 31, 1997 compared to $97,014 and $190,062 for the comparable periods in fiscal 1996. The decrease in other expense for the nine months ended March 31, 1997 can be attributed to the effect of foreign currency translation gains.

PROVISION FOR INCOME TAXES

The Company's provision for income tax was $399,776 and $1,095,937 respectively for the three and nine months ended March 31, 1997, compared to $215,232 and $407,188 for the comparable periods in fiscal 1996. The Company's estimated annual effective income tax rate is approximately 38% for fiscal 1997 and remained level compared to the rate at March 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company has financed its business primarily from cash flows from operations, short-term and long-term bank borrowings, capital leases and proceeds from the sale of stock. Working capital increased to $4,868,163 at March 31, 1997 from $3,092,310 at June 30, 1996. The change was primarily the result of increased investment in receivables, inventories and prepaid royalties, partially offset by increased short-term and long-term borrowings and higher accounts payable and accrued expenses.

The Company has used cash generated from operations and short-term borrowings to fund its working capital requirements and to acquire capital equipment. Net cash used by operating activities was $(232,205) for the nine months ended March 31, 1997 compared to net cash provided by operating activities of $72,505 for the nine months ended March 31, 1996. The decrease of cash provided by operating activities in fiscal 1997 was primarily attributable to increased accounts receivable and inventory. The Company's investing activities totaled ($835,867) and ($879,360) for the nine months ended March 31, 1997 and 1996, respectively. The fiscal 1997 investing activities were primarily for the acquisition of equipment, while the fiscal 1996 activities were primarily for software development. The Company's financing activities totaled $1,814,626 and $987,252 for the nine months ended March 31, 1997 and 1996, respectively. The cash provided from financing is used for new and existing product development and acquisitions.


As of March 31, 1997, the Company had a credit agreement with a bank under which it can borrow the lesser of $2,500,000 or 25% of eligible inventory up to a cap of $500,000 and 80% of eligible accounts receivable, at the bank's index rate. This credit agreement expires on October 31, 1997. Under terms of the agreement, all assets not subject to liens of other financial institutions have been pledged as collateral against the line of credit. As of March 31, 1997 the Company had $1,745,000 outstanding under this line of credit.

The Company believes that cash flow from operations, together with existing sources of liquidity, will satisfy the Company's working capital, income tax and capital expenditure requirements for at least the next twelve months. The Company's long-term goal, however, is to grow substantially. Expansion of the Company's current business may involve significant financial risk and require significant capital investment. Significant expansion of the Company's operations, future acquisitions of products or companies, unexpected increases in expenses or other factors might lead the Company to seek additional debt or equity financing. While the Company believes it will be able to raise any necessary funds, there can be no assurances that the Company will be able to do so, and failure to obtain sufficient capital could have a material adverse effect on the Company or adversely affect the Company's ability to continue to grow. In order to finance future growth or for other reasons, the Company may consider an offering of its equity securities within the next year or thereafter. The decision to undertake such an offering, and the size of such an offering, would depend upon many factors, such as the market price of the Common Stock, the working capital and capital expenditure needs of the Company, the availability of alternative sources of capital, and general market conditions.

QUARTERLY TRENDS

The Company's consolidated results of operations to date have not been materially affected by seasonal trends. However, the Company believes that in the future its results may be impacted by such factors as order deferrals in anticipation of new product releases, delays in shipments of new products, a slower growth rate in the software markets in which the Company operates, or adverse general economic and industry conditions in any of the countries in which the Company does business. In addition, with significant portions of net revenues contributed by international operations, fluctuations of the U.S. dollar against foreign currencies and the seasonally of the European, Asia/Pacific, and other international markets could impact the Company's results of operations and financial position in a particular quarter. Rapid technological change and the Company's ability to develop, manufacture, and market products that successfully adapt to the change may also impact results of operations. Further, increased market competition from competitors either known or unknown to the Company could also negatively impact the Company's results of operations. Due to these factors, the Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenues or earnings from anticipated levels could have an immediate and adverse effect on the trading price of the Company's common stock.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                  None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)    Exhibits
                         27.1     Financial Data Schedule

(b) No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 1997             INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.




                               By:   /s/  MARTIN SACKS
                                  ---------------------------------------------
                                     Martin Sacks
                                     President & Chief Executive Officer
                                     (Principal Executive Officer)


                               By:   /s/  KENNETH R. FINEMAN
                                  ---------------------------------------------
                                     Kenneth R. Fineman
                                     V.P. Finance & Chief Financial Officer
                                     (Principal Financial Officer)