Form 10-K
period 1997-06-30
INTERNATIONAL MICROCOMPUTER SOFTWARE INC /CA/
filed 1997-09-29
CIK 814929

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year ended June 30, 1997

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Exchange Act of 1934 for the Transition Period from _____ to _____

                           Commission File No. 0-15949

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)

     CALIFORNIA                                          94-2862863
     (State or other jurisdiction                        (I.R.S. Employer
       of incorporation)                                 Identification No.)

     1895 FRANCISCO BLVD. EAST, SAN RAFAEL, CALIFORNIA              94901
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

     The aggregate market value of the voting stock of the registrant by non-affiliates of the registrant as of September 19, 1997 was approximately $76,300,000

     As of September 19, 1997, 5,214,114 Shares of Registrant's Common Stock, no par value, were outstanding.

     DOCUMENTS INCORPORATED BY REFERENCE: None

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                             FORM 10-K ANNUAL REPORT
                        FOR THE YEAR ENDED JUNE 30, 1997

                                TABLE OF CONTENTS


                                     PART I

        Item 1.   Business                                                                    3

        Item 2.   Properties and Facilities                                                   8

        Item 3.   Legal Proceedings                                                           8

        Item 4.   Submission of Matters to a Vote of Security Holders                         8

                                     PART II

        Item 5.   Market for the Registrant's Common Equity and Related Stockholder
                  Matters                                                                     9

        Item 6.   Selected Financial Data                                                    10

        Item 7.   Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                      11

        Item 8.   Financial Statements and Supplementary Data                                17

        Item 9.   Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure                                                       17

                                    PART III

        Item 10.  Directors and Executive Officers of the Registrant                         18

        Item 11.  Executive Compensation                                                     20

        Item 12.  Security Ownership of Certain Beneficial Owners and Management             23

        Item 13.  Certain Relationships and Related Transactions                             23

                                     PART IV

        Item 14.  Exhibits, Financial Statement, Schedules, and Reports on Form 8-K          24

        Signatures                                                                           44

        Exhibit Index                                                                        45

                                     PART I

ITEM 1. BUSINESS

GENERAL

International Microcomputer Software, Inc. (IMSI(R) or the "Company") was incorporated in California in November 1982. The Company's corporate headquarters are in San Rafael, California, and subsidiary offices are maintained in the United Kingdom, Germany, Australia, South Africa, France and Brazil. The Company develops and publishes computer software for personal computers.

The report on this Form 10-K contains forward-looking statements, including statements related to industry trends and demand for software products, expected resolution of legal proceedings, cash commitments, working capital requirements and expansion in international markets. Discussions containing such forward-looking statements may be found in the material set forth under "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", generally, and specifically therein under the captions "Liquidity and Capital Resources" and "Future Performance and Additional Risk Factors" as well as elsewhere in this Annual Report on Form 10-K. Actual events or results may differ materially from those discussed herein. The risk factors on pages 14 through 16, among others, should be considered in evaluating the Company's prospects and future financial performance.

PRODUCTS

The Company has over 30 software products operating on the Microsoft Windows and Apple Macintosh operating platforms, for the business and consumer markets. The products are organized into four main product groups: CAD (Computer Aided Design) Group; Office Automation; Desktop Publishing and Consumer products. IMSI(R) owns the technology and controls development of its key products, and works with a network of other development companies to provide a stream of new products, which the Company publishes, on both an exclusive and non-exclusive basis. The Company's primary software products have been internally developed, acquired from independent third parties or developed for the Company by software development companies and individual programmers, in exchange for a development fee. In cases where the Company has publishing rights for a product, the Company generally has exclusive marketing arrangements for the products it sells, as well as ownership of the product name.

COMPUTER AIDED DESIGN

TurboCAD(R) v4 and TurboCAD(R) v4 Professional (approximate street price $100 to $300) are mid-range and professional Computer Aided Design (CAD) software products. TurboCAD(R) addresses the design needs for architects, civil, electrical and mechanical engineers, technical illustrators, and landscape designers. The products have sold over one million units to date and were ranked as the best selling mid-range CAD products in terms of unit sales in the U.S. market according to PC Data, as of April 1997. TurboCAD(R) is offered in both Windows and Macintosh formats.

TurboCAD(R) Designer for Windows (approximate street price $30) is positioned for entry level users to learn and use CAD. TurboCAD(R) Designer can be used for remodeling projects, CAD instruction, and hobby and house plan designs. The product includes an instruction book for learning and using CAD, over 2,000 CAD symbols, powerful 2D TurboCAD(R) design features, a full 3D modeler, and over 100 HomeStyles plans.

FloorPlan(R) Plus 3D for Windows (approximate street price $30) allows users to design their homes, offices and gardens with ease. The product is used to design home and office layouts, landscaping, decks, kitchens and more in 2D, and can also be used to "view" and walk through their floor plan designs in full 3D. FloorPlan(R) Plus 3D also includes over 1,000 home plans, a home design book, a stand-alone garden designer, and Internet accesses to on-line home and garden resources. Over 600,000 units of FloorPlan(R) Plus 3D have been sold to date.

FloorPlan(R) 3D Deluxe for Windows (approximate street price $50) includes a Quick and Easy Estimator and a 3D modeler that can be used to create furniture and design symbols for use in their floor plan.

OFFICE AUTOMATION AND PROJECT MANAGEMENT

TurboProject(TM) 2.0 Professional (approximate street price $295) features multi-user, multi-project capabilities, resource allocation, leveling, and in-depth analysis and cost control. Based on the methodology of Top Down Structured Planning, TurboProject(TM) provides businesses with the ability to combine WBS, OBS and RBS hierarchical structures in a single project management model.

TurboProject(TM) 2.0 (approximate street price $49) is a powerful yet easy-to-use software product for project work. TurboProject(TM) 2.0 was designed specifically to provide control throughout the entire life of small to medium-sized projects.

WinDelete(TM) (approximate street price $30) is an uninstaller software product that allows safe, accurate, and effective removal of programs and files for computers running on Windows. WinDelete(TM) includes Internet management features, ZIP compression utility, system optimization, benchmarking and a full award winning virus protection software.

FormTool(R) 97 (approximate street price $99) is the best selling forms automation software product in the U.S. retail market, according to PC Data as of June 1997. FormTool(R)'s powerful, easy-to-use design and editing tools enable the user to create professional looking forms in a very short time. FormTool(R) 97 assists businesses to organize and standardize written communication. The product's relational database and email routing features ensure seamless integration into the work environment.

NetAccelerator(TM) (approximate street price $30) was recently released in May 1997. NetAccelerator(TM) accelerates Internet Explorer or Netscape Navigator web browsing by using idle modem time to load pages in the background. NetAccelerator(TM) includes Symantec's Internet Fast Find and Anawave's Gravity Lite Newsreader.

DESKTOP PUBLISHING AND ART

MasterClips(R) Premium Image Collections (approximate street price $30) are high quality images featuring a wide variety of hand-picked clip art, fonts, and photos for desktop publishing documents as well as web page designs, and are available on both Windows and Mac platforms.

MasterClips(R)101,000 (approximate street price $50) includes 33,000 vector-based color clip images, 40,000 classic black and white Dover images, 22,500 ink-jet ready photos, 3,500 high resolution photos, 2,000 true type fonts, and 500 sound effects, video and animation clips. MasterClips(R) 101,000 includes the powerful MediaPaq Browser to easily locate these images.

MasterClips(R) 150,000 (approximate street price $70) includes 54,000 vector based clip art images, 47,000 classic black and white images, 5,200 professional quality photos, 41,800 ink-jet ready photos, 2,000 TrueType fonts, 1,400 Web images and 500 sounds, video and animation clips. MasterClips(R) 150,000 includes the powerful MediaPaq Browser to easily locate these images.

MasterPublisher(TM) Premium Publishing Suite for Windows (approximate street price $30) is a new desktop publishing suite for the small office or home. MasterPublisher(TM) can be used for high-quality newsletters, brochures, logos, greeting cards, and more. The suite includes TurboPublisher(R) as a layout tool, TurboDraw(R) as a drawing, designing and effects tool, with 20,000 clip art images, 2,000 fonts, a browser and image reference catalog.

MasterPhotos(TM) 25,000 Premium Photo Collection (approximate street price $30) is a unique photo library designed to enhance multimedia, desktop and Internet projects, which includes 5,000 BMP high resolution photographs in over 33 categories, with 22,500 ink-jet ready photos. MasterPhotos(TM) 50,000 (approximate street price $50) began shipping in June 1997.

CONSUMER

Easy Language 17 Language Edition(TM) (approximate street price $30) allows users to start learning their choice of Spanish, French, German, English, Italian, Greek, Danish, Russian, Portuguese, Japanese, Chinese, Korean, Thai, Indonesian, Hebrew, and Arabic. It is designed for business and leisure travelers as well as language students and enthusiasts to learn the most important words and phrases in another language, with a wide variety of travel and language Internet links. The product is available both for Windows and Macintosh in the same package.

Easy Language Conversational Skills(TM) (approximate street price $30) is the newest addition to the Company's best selling multilingual software line and was developed in conjunction with top language learning experts from France, a subsidiary of France Telecom. Conversational Skills offers in-depth grammar, vocabulary, and pronunciation and reading lessons in Spanish, French, German and English. It is designed to be a highly interactive and comprehensive language tutorial that explores critical areas of language learning such as verb conjugation and sentence structure.

BACKGROUND AND GROWTH STRATEGY

The Company completed its initial public offering in July 1987, raising net proceeds of approximately $2,600,000. In August 1988, the Company acquired Milan Systems America, Inc. and the rights to TurboCAD(R). In August 1993, the Company acquired the rights to FormTool(R), and raised approximately $1,300,000 in a private placement. In January 1995, the Company acquired the rights to ViewPoint, a project management software product. In September 1995, the Company acquired the rights to the FloorPlan(R) Plus product line from Forte/ComputerEasy International, Inc. In April 1997, the Company acquired the right to Micro Cookbook(TM), and in July 1997 the rights to MapLinx(R) and Hijaak(R) product lines, from Computer Concepts Corporation and Quarterdeck Corporation, respectively. In September 1997, the Company acquired all the outstanding shares of MediaPaq(TM), Inc.

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

SALES AND MARKETING

Sales of the Company's products are primarily to companies for resale, such as software distributors, computer dealers, and retail outlets (collectively, "retail channel sales"), and also direct to end-users ("direct sales"). The majority of the Company's channel sales are to distributors, which in turn resell the products to computer dealers nationally and internationally. Major distributors of the Company's products include Ingram Micro, Tech Data and American Online Inc., among others. The Company also sells directly to a limited number of computer resellers.

The Company's focus in channel sales is to increase sales through its current distributor network, primarily through the introduction of new products. The Company also markets products through a combination of telephone sales, advertising, direct mail, trade shows and sales promotion activities. The Company has opened the following international sales offices: London, England in April 1992; Sydney, Australia in April 1993; Munich, Germany in October 1993; Johannesburg, South Africa in November 1994; Paris, France in April 1995 and Rio de Janeiro, Brazil in May 1997.

During fiscal 1997, the Company continued its sales transition away from direct mail in favor of the retail channel, which typically has higher profit margins. An outside sales force is employed to manage key retail and distribution accounts directly and solidify and expand these relationships, all of which broadened IMSI(R)'s overall product distribution. IMSI(R)'s direct mail strategy remains focused on mining the Company's substantial user database through cost-effective upgrade and crossgrade mailings. Additionally, new product introductions such as TurboCAD(R) Professional have afforded expansion opportunities into the corporate market, which the Company plans to target in fiscal 1998.

COMPETITION

The microcomputer software and hardware industries are highly competitive and are characterized by rapid changes in technology and customer requirements. The Company competes in the acquisition of new products and in the marketing and sale of its existing products. Important factors in consumer software marketing include product features, quality, ease of understanding and operation, brand recognition, advertising and dealer merchandising, access to distribution channels, hardware compatibility, pricing, and availability and quality of support services.

The Company competes for new and innovative products primarily on the basis of brand-name reputation, the terms offered to software developers and the ability to market new products successfully as demonstrated by past success and current presence in distribution channels.

The Company faces competition from a large number of sources. The Company's competitors vary in size from small companies with limited resources to large corporations, including manufacturers of microcomputers, with substantially greater financial and management resources than the Company and with the technical ability to develop or acquire products similar to those offered by the Company. The Company's size could adversely affect its ability to compete with larger companies for sales to dealers, distributors, and retail outlets, for shelf space for its products. Moreover, competition in the Windows applications segment and the multimedia segment from major software publishers is intensifying, and the competitive upgrade price discounting between the major firms is eroding traditional price segmentation that had previously existed in the software industry. There can be no assurance that price and market share competition will not intensify, or those software or hardware manufacturers will not market products that may adversely affect the Company's revenues and income.

Currently, a significant portion of the Company's revenues depends upon sales of the TurboCAD(R) and MasterClips(R) product lines. A significant decline in sales with one or more of these product lines could adversely affect the Company's results of operations. Thus, the Company is more vulnerable to market declines and competition in the markets for such products than companies with more diversified sources of revenues.

CHANGES IN TECHNOLOGY FOR PRODUCTS

Changes in technology, product obsolescence, and advances in computer software and hardware will require the Company to develop or acquire new products and to enhance its products in a timely manner. There can be no assurance that the Company will be successful in such efforts or that the Company will have the resources required to respond to technological changes or to compete successfully in the future. Because of the Company's small size and capital resources relative to some of its competitors, its ability to avoid technological obsolescence through acquisition or development of new products or upgrades of existing products may be more limited than companies with greater resources. In addition, there can be no assurance that upgrades or new releases of the Company's products will be free from program defects, which might reduce sales of such upgrades or new releases.

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

RESEARCH AND DEVELOPMENT

Improvements in microcomputer software products are important to keep the products competitive in the rapidly changing technological markets for the Company's products. The Company has significantly increased its expenditures on research and development to upgrade its existing products and allow its products to operate in new environments. Research and development costs for the fiscal years ended June 30, 1997, 1996 and 1995, were $4,565,334, $3,170,937, and
$2,151,069 respectively. The Company significantly increased the level of research and development expenses in fiscal 1996 and fiscal 1997 from previous levels and expects such expenses to remain at a high level in fiscal 1998 compared with fiscal 1997.

INTERNATIONAL SUBSIDIARIES

In April 1992, the Company formed IMSI(TM) (UK) Limited as a wholly owned subsidiary, with an office and warehouse located in London, England. In April 1993, the Company formed IMSI(TM) Australia (PTY) Ltd. as a wholly owned subsidiary, with an office and warehouse located in Sydney. In October 1993, the Company formed IMSI(TM) Germany (GmbH) as a wholly owned subsidiary with an office and warehouse located in Munich. In November 1994, the Company formed IMSI(TM) South Africa Ltd. as a wholly owned subsidiary, with an office and a warehouse located in Johannesburg, South Africa. In April 1995, the Company formed IMSI(TM) France as a wholly owned subsidiary, with an office located in Paris, France. In May 1997, the Company formed IMSI(TM) Brazil as a wholly owned subsidiary, with an office located in Rio de Janeiro, Brazil.

EMPLOYEES

As of June 30, 1997, the Company had 215 full-time employees, including approximately 76 marketing and sales employees, 59 administrative, including accounting, MIS and operations personnel, and approximately 80 research and development personnel. The Company also utilizes the services of independent contractors on an as-needed basis.

The Company's ability to market, sell, and support its products and establish and maintain its competitive position will depend, in part, on its ability to attract and retain qualified personnel. While the Company believes that it has been able to attract and retain such personnel, there can be no assurance that it will continue to be able to do so in the future. The Company is not a party to any collective bargaining agreements with its employees and considers its relations with its employees to be satisfactory.


ITEM 2. PROPERTIES AND FACILITIES

The Company's primary facilities include leased corporate office space and warehouse space located in Northern California. The Company leases offices consisting of approximately 27,600 and 2,968 square feet of office space at 1895 Francisco Blvd. East, and 2505 Kerner Blvd. in San Rafael, California, respectively, and approximately 34,000 square feet of warehouse space in Richmond, California at a combined rate of approximately $50,000.

The Company also leases smaller office and warehouse space in the greater metropolitan areas of London, England; Munich, Germany; Sydney, Australia; Johannesburg, South Africa; Paris, France and Rio de Janeiro, Brazil. The Company expects that its current leased facilities will be sufficient to meet its needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party to or to which any of its property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fiscal year ended June 30, 1997 other than the election of nominees to the Company's Board of Directors and approval of an amendment to the 1993 Incentive Plan, increasing by 300,000 the number of shares of Common Stock issuable under the plan.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Presently, the Common Stock is traded on the NASDAQ National Market under the symbol "IMSI(R)." Historically, trading volume of the Common Stock has been very small and the market for the Common Stock has been materially less liquid than that of most other publicly traded companies. Significant sales of Common Stock by officers and directors or other shareholders could have an adverse effect on the market price of the Common Stock.

The following table sets forth the quarterly high bid and low asked prices of the Common Stock for fiscal 1996 and fiscal 1997, as quoted on the NASDAQ. Such prices represent prices between dealers and do not include retail mark-ups, markdowns or commissions and may not represent actual transactions.


                                                 CLOSING SALES PRICES

               Fiscal Year 1996                High Bid       Low Asked
               ----------------                --------       ---------
               First Quarter                    $ 4.55          $3.67
               Second Quarter                     6.00           4.45
               Third Quarter                      5.83           4.00
               Fourth Quarter                     8.00           5.67

               Fiscal Year 1997

               First Quarter                    $ 7.42          $5.00
               Second Quarter                    10.42           6.50
               Third Quarter                     17.13           7.50
               Fourth Quarter                    10.75           7.38


There were approximately 1,077 Holders of record of the Common Stock as of September 19, 1997. The Company believes that additional beneficial owners of its Common Stock hold their shares in street names.

The Company has not paid any cash dividends on its Common Stock and does not plan to pay any such dividends in the foreseeable future. Its Board of Directors will determine the Company's future dividend policy on the basis of many factors, including results of operations, capital requirements and general business conditions.

ITEM 6. SELECTED FINANCIAL DATA

STATEMENT OF OPERATIONS DATA:       (Amounts in thousands except share and per share amounts)

Year ended June 30,                  1997          1996         1995          1994         1993
-------------------                  ----          ----         ----          ----         ----
Net Revenues                      $41,840       $25,679      $20,300       $23,118      $13,193

Operating income (loss)             4,367         1,801        (370)           553          939

Income (loss) before
income taxes                        4,237         1,539        (424)           573          857

Cumulative effect of
accounting change                      --            --           --           800           --

Extraordinary items:
   Utilization of income
   tax carry forward                   --            --           --            --          274

Net income (loss)                   2,597           954        (435)         1,120          760

Net income (loss) per share:
   Primary                           $.47          $.18       ($.09)          $.23(a)      $.21(b)
   Fully-diluted                     $.47          $.18       ($.09)          $.23(a)      $.20(b)

Weighted average common
and common equivalent
shares outstanding:
  Primary                       5,578,552     5,422,445   4,719,186      4,829,558    3,659,846
  Fully-diluted                 5,578,552     5,422,445   4,719,186      4,829,558    3,801,267

BALANCE SHEET DATA:

As of June 30,                       1997          1996        1995           1994         1993
--------------                       ----          ----        ----           ----         ----

Working capital                     $7,335       $3,092      $1,967         $1,918         $375

Total assets                        17,573       11,058       7,470          6,752        3,845

Long term debt and other
obligations                          2,042          565         103            110           --

Stockholders' equity                 7,495        4,522       3,397          3,674        1,019

(a) Includes cumulative effect of accounting change of $.17 per share.

(b) Includes extraordinary gain of $.07 per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

OVERVIEW

IMSI(R) achieved record revenues and profitablility in fiscal 1997. Net revenues were $41,839,795 in fiscal 1997 compared to $25,679,017 in fiscal 1996 and net income of $2,596,503 or $.47 per share in fiscal 1997 compared to $953,572 or $.18 per share in fiscal 1996. In fiscal 1997, IMSI(R) introduced several new products designed for the corporate user, as well as new consumer products including MasterClips(R) 150,000 Premium Image Collection, which continued the success of the Company's MasterClips(R) line of desktop publishing and electronic art products and upgrades to the Company's flagship computer-aided design and drafting software, TurboCAD(R). The Company's fiscal 1997 results are reflective of these new product introductions, its ongoing investment in the Company's core technologies, its expanded international presence and continued strength in the retail channel.

NET REVENUES

Net revenues were $41,839,795, $25,679,017 and $20,300,361 in fiscal 1997, 1996, and 1995 respectively. This represented a 63% increase in fiscal 1997 revenue over fiscal 1996 and a 27% increase in fiscal 1996 over fiscal 1995. Increased sales in fiscal 1997 compared to fiscal 1996 were primarily the result of a 112% increase in retail channel sales with a decrease of 38% in direct mail sales. The increased sales in fiscal 1996 compared with fiscal 1995 was primarily due to a 41% increase in retail channel sales, in combination with an increase of 4% in direct mail sales.

Net revenues from retail channel were $36,607,000 or 87% of total revenues, compared to $17,265,000 or 67%, and $12,202,000 or 60% in fiscal 1997, 1996 and
1995, respectively. Net revenues from direct mail sales were $5,336,000, $5,233,000 and $8,098,000 in fiscal 1997, 1996 and 1995, respectively.

Approximately 68%, 65%, and 48% of the Company's total net revenues in fiscal 1997, 1996 and fiscal 1995, respectively, were comprised of the TurboCAD(R) and MasterClips(R) product lines.

International net revenues accounted for $17,208,000, or 41% of total net revenues in fiscal 1997, compared to $8,614,000 or 34%, and $7,399,000 or 36% in fiscal 1996 and 1995, respectively. The increases in international net revenues over the previous periods were primarily the result of increased sales through distribution channels, as well as continued penetration into international markets where the Company had no prior presence.

PRODUCT COSTS

Product costs were $16,893,342 or 40%, $8,261,583 or 32%, and $7,143,795 or 35%
of net revenues in fiscal 1997, 1996 and 1995 respectively. The increase in product cost as a percentage of revenue from fiscal 1996 to 1997 is attributed to a shift from direct mail to retail channel sales. This is due to the pricing structure associated with selling directly to consumers, compared to sales through software distributors. During fiscal 1995, the Company reevaluated and changed the economic lives of capitalized software acquisition and development costs. Beginning with the quarter ending March 31, 1995, the Company reduced the amortization period from 36 months to 18 months, resulting in additional amortization of approximately $500,000 during fiscal 1995. Amortization of capitalized software development costs and software acquisition costs charged to product costs were $357,886, $375,206 and $939,507 for fiscal 1997, 1996 and
1995, respectively. As a result of the shift from direct mail sales to retail channel sales, and the acceleration of amortization costs in fiscal 1995, gross margins were 60% in fiscal 1997, compared to 68% and 65% in fiscal 1996 and 1995 respectively.

SALES AND MARKETING

Sales and marketing expenses were $12,025,941 or 29%, $9,888,558 or 39%, and $8,918,867 or 44% of net revenue for fiscal 1997, 1996 and 1995 respectively. The decrease in fiscal 1997 sales and marketing expenses as a percent of net revenues was primarily a result of increased revenue in channel sales and decreased direct mail personnel and direct mail promotional activities compared to fiscal 1996. The decrease in fiscal 1996 sales and marketing expenses as a percentage of net revenues was primarily a result of decreased direct mail personnel and direct mail promotional activities from fiscal 1995. There were 76, 57 and 35 sales and marketing personnel at June 30, 1997, 1996 and 1995. Direct mail sales expenses comprised 10%, 46%, and 61% of total sales and marketing expenses in fiscal 1997, 1996 and 1995, respectively. The decrease in direct mail sales expense was primarily a result of the Company's decision to focus its operations upon retail channel sales.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $3,987,747 or 10%, $2,556,757 or 10%, and $2,456,990 or 12% of net revenues for fiscal 1997, 1996 and 1995 respectively. General and administrative absolute dollar expenses increased in fiscal 1997 as a result of increased personnel hiring due to company growth domestically and internationally. The Company had 59, 32 and 31 administrative personnel at June 30, 1997, 1996 and 1995 respectively.

RESEARCH AND DEVELOPMENT

Research and development expenses were $4,565,334 or 11%, $3,170,937 or 12%, and $2,151,069 or 11% of net revenues for fiscal 1997, 1996, and 1995 respectively. The increase in absolute dollars is due to domestic headcount increases, utilization of additional software development contractors in Russia and other third party development costs resulting from a large fiscal 1997 product release schedule. The decrease in percent of sales is due to the Company's growth in revenue.

At June 30, 1997, 1996 and 1995 the Company had 80, 41, and 28 research and development employees, respectively. In addition, the Company uses independent research and development contractors located in Russia. The additional contractors hired were primarily engaged both in enhancing and modifying products that the Company has acquired from third parties as well as developing new products internally. For fiscal 1997, 1996 and 1995, the Company capitalized software acquisition and development costs of $43,697, $402,469 and $191,460 respectively. The amortization of such costs is included in product costs.

OTHER EXPENSE, NET

Other expense was $130,033, $262,374, and $53,925 for fiscal 1997, 1996 and
1995, respectively. Other expense is comprised primarily of interest expense on short and long-term borrowings and foreign currency transaction gains and losses. In fiscal 1997 there was $34,226 of foreign exchange gain and $164,259 of interest expense compared to $81,879 foreign exchange loss and $180,495 of interest expense in fiscal 1996.

PROVISION FOR INCOME TAXES

The Company's provision for income tax was $1,640,895, $585,236 and $10,548 for fiscal 1997, 1996 and 1995, respectively. The Company's effective income tax rate was 39%, 38%, and 2% in fiscal 1997, 1996 and 1995, respectively. The Company's effective income tax rate for fiscal 1995 was reduced due to the non-deductibility of significant charges in 1995 for write-offs.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its business primarily from cash flows from operations, short-term bank borrowings, and proceeds from the sale of stock. Working capital increased to $7,334,515 at June 30, 1997 from $3,092,310 at June 30, 1996, resulting primarily from growth in receivables and inventories related to increased retail channel sales, offset by an increase in accounts payable and contracts payable.

The Company used cash generated from operations and short-term borrowings to fund its working capital requirements (including income tax payments of $1,910,447 in fiscal 1997) and to acquire software products and furniture and equipment. The Company's operating activities used net cash of $486,114, and provided net cash of $716,657 and $277,553 in fiscal 1997, 1996 and 1995, respectively. The Company's investing activities used cash of $367,566, $1,089,135, and $598,339 in fiscal 1997, 1996 and 1995, respectively. These expenditures were primarily for the acquisition and development of software, trademarks and the purchase of additional office equipment. At June 30, 1997, the Company had no material commitments for capital expenditures. Net cash proceeds provided by financing activities was $1,592,316, $236,649 and $322,840 in fiscal 1997, fiscal 1996 and fiscal 1995, respectively. Fiscal 1997 cash inflows from financing activities included term loan borrowings of $1,476,249 and proceeds from the issuance of common stock of $480,638.

As of June 30, 1997, the Company had a credit agreement with a bank under which it can borrow the lesser of $2,500,000 or 25% of eligible inventory up to a cap of $500,000 and 80% of eligible accounts receivable, at the bank's index rate (8.50% at June 30, 1997). The amount of the unused credit line at June 30, 1997 was $2,500,000. The line of credit agreement requires the Company to maintain certain financial ratios including net worth and working capital. Under terms of the agreement, all assets not subject to liens of other financial institutions have been pledged as collateral against the line of credit. The credit line expires October 31, 1997. Management believes that the Company will be able to renew or replace such credit agreement with the bank or another financial institution on substantially similar terms.

The Company has experienced, and expects to continue to experience, significant fluctuations in operating results due to a variety of factors, including the size and rate of growth of the consumer software market, market acceptance of the Company's products and those of its competitors, development and promotional expenses relating to the introduction of new products or new versions of existing products, projected and actual changes in computing platforms, the timing and success of product introductions, product returns, changes in pricing policies by the Company and its competitors, difficulty in securing retail shelf space for the Company's products, the accuracy of retailers' forecasts of consumer demand, the timing of orders from major products, order cancellations and delays in shipment. In response to competitive pressures, the Company may take certain pricing or marketing actions that could materially adversely affect the Company's business, operating results and financial condition. The Company may be required to pay fees in advance or to guarantee royalties, which may be substantial, or to obtain licenses to intellectual properties from third parties before such properties have been introduced or achieved market acceptance. A significant portion of the Company's operating expenses is relatively fixed, and planned expenditures are based in part on sales forecasts. If net sales do not meet the Company's expectations, the Company's business, operating results and financial condition could be materially adversely affected.

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

FUTURE PERFORMANCE AND ADDITIONAL RISK FACTORS

FLUCTUATIONS IN OPERATING RESULTS. The company has experienced and may in the future experience significant quarterly and annual fluctuations in revenues and results of operations. The Company's revenues and results of operations fluctuate as a result of a variety of factors which include acceptance of the Company's products, the amount of revenue generated from products which require third party royalty payments, changes in product mix, competitive conditions in the industry and general economic conditions. Furthermore, the revenue growth rates experienced during fiscal 1997 may not continue into fiscal 1998 and beyond. Shortfalls in revenues or earnings from levels expected by the financial market could have an immediate and significant adverse effect on the trading price of the Company's common stock.

Future operating results will continue to heavily depend on the level of software sales. Although the Company experienced growth during fiscal years 1997 and 1996, 1995 did show a loss. Due to the acceptance and demand associated with the Company's software products, revenues are difficult to forecast and may fluctuate dramatically between reporting periods. Future prices the Company will be able to obtain for its software products may decrease from historical levels depending on competitive factors. There can be no assurances that the Company will continue the software revenue growth trend experienced in fiscal 1997 or that the Company will achieve historical levels of software revenue.

The Company plans to increase its presence in international markets. Risks associated with such pursuits include, but are not limited to, the following: changing market demands, economic and political conditions in foreign markets, foreign exchange fluctuations, longer collections cycles and changes in international tax laws. During fiscal 1997, the Company experienced an increase in revenues in all international subsidiaries. There can be no assurances that the Company's international subsidiaries will continue to increase.

The Company generates revenue from internally developed software products, some of which utilize technology licensed from third parties. The Company expects to continue utilizing third party technology and may enter into agreements with additional business partners. If sales of software utilizing third party technology increase disproportionately, operating income as a percent of revenue may be below historical levels due to third party royalty obligations. There can be no assurances that the third parties will renew or not cancel existing agreements with the Company or require financial conditions which are unfavorable to the Company.

The Company expects product development expenses to grow in future periods to fund development efforts on new and existing products. However, there can be no assurances that revenues will be sufficient to support the future product development which is required for the Company to be competitive. Although the Company may be able to release new products in addition to enhancements to existing products, there can be no assurances that the Company's new or upgraded products will be accepted, will not be delayed or canceled, or will not contain errors or "bugs" that could affect the performance of the product or cause damage to users' data.

The Company expects sales and marketing expenses to increase in the future as the Company releases and promotes new products, increases promotions of existing product lines and continues to build its sales force. However, because of the lengthy sales cycle associated with software applications, the Company believes that the impact of these activities, if any, on future license revenues will not be immediate and there can be no assurances that increased sales, business and consumer, and marketing expenditures will result in increased revenues.

COMPETITION. The business and consumer software market is intensely competitive and rapidly changing. A number of competitors offer products similar to the Company's products and target the same customers. The Company believes that its ability to compete depends upon many factors within and outside its control, including the timing and market acceptance of new products and enhancements developed by the Company and its competitors, product functionality, performance, price, reliability, customer service and support, sales and marketing efforts and product distribution. The Company has many competitors including Visio Corporation, Learning Company, Inc., Autodesk, Inc., Corel Corporation, Broderbund Software, Inc., and Expert Software, Inc. The Company's products also compete with products offered by other vendors, with systems integrators and with consulting companies that offer custom software development services. In addition, the Company competes with in-house management information services and programming resources of its potential customers. Many of the Company's competitors have substantially greater financial, technical marketing and sales resources than the Company. Some of these competitors also offer business application products not offered by the Company. There can be no assurances that the Company will be able to compete successfully in the future.

RAPID TECHNOLOGICAL CHANGE. The software industry is characterized by rapid technological change. The pace of change has accelerated due to advances in mainframe and client/server technology and the growth in internet, intranet and extranet utilization. The Company expects to evaluate potential opportunities and may invest in those which are compatible with the Company's strategic direction. However, there can be no assurances that any such investments will be profitable. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete. Accordingly, the Company's future success will depend in part upon its ability to continue to enhance its current products and to develop and introduce new products that respond to evolving customer requirements and keep pace with technological development and emerging industry standards, such as new operating systems, hardware platforms, interfaces and third party applications software. There can be no assurances that the Company will be successful in developing and marketing product enhancements or new products that respond to technological change, changes in customer requirements or emerging industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of such products and enhancements, or that any new products or enhancements that it may introduce will achieve market acceptance.

PROPRIETARY RIGHTS. The Company regards its products as proprietary. Through its license agreements with customers and its internal security systems, confidentiality procedures and employee agreements, the Company has taken steps to maintain the trade secrecy of its products. However, there can be no assurances that misappropriation will not occur. In addition, the laws of some countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States.

The Company is not aware of any claims that its products infringe on the proprietary rights of third parties, however, there can be no assurances that third parties will not assert infringement claims against the Company in the future with respect to current or future products or that any such assertions may not require the Company to enter into royalty arrangements or result in costly litigation.

EMPLOYEES. The Company's success depends on a number of its key employees. The loss of the services of the Company's key employees could have a material adverse effect on the Company. The Company believes that its future success will also depend in large part on its ability to attract and retain highly-skilled technical and management personnel. Competition for such personnel in the software industry is intense and the supply is limited. There can be no assurances that the Company will be successful in attracting and retaining such personnel.

NEW ACCOUNTING STANDARDS

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

If SFAS 128 had been in effect during the current and prior year periods, basic EPS would have been $0.53, $0.20, and $(0.09) for fiscal years ended June 30, 1997, 1996, and 1995, respectively. Diluted EPS under SFAS 128 would not have been significantly different than fully diluted EPS currently reported for the periods.

In June 1997, the Financial Accounting Standard Board issued Statements of Financial Accounting Standards No. 130 (Reporting Comprehensive Income), which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from non-owner sources; and No. 131 (Disclosures about Segments of an Enterprise and Related Information), which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

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

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers and directors of the Company are as follows:

      Name                    Age                 Position
      ----                    ---                 --------
Ken Fineman                   37         Vice President of Finance and CFO

Charles Federman              40         Director

Geoffrey Koblick              43         Chairman of the Board of Directors,
                                         Secretary, General Counsel

Robert Mayer                  43         Executive Vice President, Director

Earl Hamlin                   58         Director

Gordon Landies                41         Director

Martin Sacks                  37         President and CEO, Director

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

Mr. Ken Fineman began serving as the Company's Vice President of Finance and Chief Financial Officer in September, 1996. Mr. Fineman was previously President and CEO of ActivCard Networks, Inc. where he founded the North American subsidiary of a European interactive technology company. Prior to joining ActivCard Networks, Inc., Mr. Fineman co-founded a subsidiary of Wasserstein Perella & Company where he executed asset-based mergers, acquisitions and related financings. Additionally, he has previously held positions at Bankers Trust Company and Arthur Anderson & Co. Mr. Fineman attended University of California at Berkeley where he received his undergraduate degree in accounting and finance. He later received an MBA from Harvard Business School.

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

Mr. Earl Hamlin became a director in 1995. Mr. Hamlin is a private investor. From 1989 to 1994, he was a portfolio manager at Volpe, Welte and Company, and an investment-banking firm. From 1973 to 1989, he was employed at Hambrect & Quist, where he held several positions, including financial analyst. He has been a director of 800 Software, a distributor of personal computer software and hardware, and is currently a director of Data Storage Systems, Inc. and National Employment wire service, Inc., which are both private companies.

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

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth all compensation awarded, earned or paid for services rendered in all capacities to the Company and its subsidiaries during each of the fiscal years ended June 30, 1997, 1996 and 1995 to the Company's Chief Executive Officer and the Company's most highly compensated executive officers other than the Chief Executive Officer who were serving as executive officers at the end of the fiscal year ending June 30, 1997 whose compensation exceeded $100,000 for the most recently completed fiscal year.

                           SUMMARY COMPENSATION TABLE

                                      ANNUAL COMPENSATION                    LONG-TERM COMPENSATION
                                      -------------------                    ----------------------
                                                         Other Annual        Stock          All Other
Name & Principal Position    Year   Salary($)  Bonus($)  Compensation(1)    Options(#)    Compensation($)
-------------------------    ----   ---------  --------  ---------------    ----------    ---------------
Martin Sacks,                1997    200,000    22,500       5,249               --             --
President and                1996    182,000     5,178       5,412           50,000             --
Chief Executive              1995    166,375    28,609       5,324           75,000             --
Officer

Geoff Koblick,               1997    160,000    16,000       5,249               --             --
Chairman of the              1996    111,665     3,178       5,412           35,000             --
Board and General            1995     94,997       229       5,324           52,500             --
Counsel

Robert Mayer,                1997    138,000     8,511       5,249               --             --
Executive Vice President     1996    120,000     6,728       5,412           15,000             --
                             1995    120,229    12,790       5,324           15,000             --

(1) Consists of payment of medical premiums by the Company.

There are no employment agreements between the Company and any of the named executive officers.

                          OPTION GRANTS IN FISCAL 1997

The following table sets forth further information regarding individual grants of options to acquire the Company's Common Stock during fiscal 1997 to each person named in the Summary Compensation Table above.

                                Individual Grants
                          % of Total Options Granted To
                       Options      Employees In   Exercise or Base   Expiration
Name                   Granted       Fiscal Year      Price ($/Shr)      Date
----                   -------       -----------      -------------      ----
Martin Sacks              --              --                --            --
Geoff Koblick             --              --                --            --
Robert Mayer              --              --                --            --

The following table sets forth information with respect to the options exercised during fiscal 1997 by the executive officers named in the Summary Compensation Table, including the aggregate value of gains on the date of exercise. In addition, this table includes the number of shares covered by both exercisable and non-exercisable stock options as of June 30, 1997. Also reported are the values for "in-the-money" options, which represent the positive spread between the exercise price of any such existing stock options and the year-end price of the Common Stock.

                  OPTION/SAR EXERCISES AND YEAR-END VALUE TABLE

                                                        Number of Unexercised       Value of Unexercised
                    Shares Acquired                          Options/ SARs at    In-The-Money Options at
                                                             June 30, 1997(#)            June 30, 1997($)
Name                Exercise (#)   Value Realized   Exercisable/Unexercisable   Exercisable/Unexercisable
----                ------------   --------------   -------------------------   -------------------------
Martin Sacks                  --               --           84,521/142,500(1)        $729,180/$951,510(2)

Geoff Koblick                 --               --            31,500/99,750(1)        $240,723/$666,057(2)

Robert Mayer              66,529         $550,992            22,608/36,000(1)        $201,442/$233,870(2)


(1) These options which have a five-year vesting period become exercisable over time based on continuous employment with the Company.

(2) Based on the difference between the market price of the Common Stock at June 30, 1997 ($9.975 per share) and the aggregate exercise prices of options shown in the table.

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

To the Company's knowledge, based soley on review of the copies of such reports furnished to the Company, during the last fiscal year all Section 16(a) filing requirements applicable to the Company's officers, directors, and greater than ten percent beneficial owners were complied with.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of June 30, 1997 the ownership of the Company's Common Stock by (i) each person who is known by the Company to be owners of record or beneficially own more than 5% of the Company's Common Stock,
(ii) each of the Company's directors (or nominees to be directors) and (iii) all directors and executive officers as a group. Except as otherwise indicated, the shareholders listed in the table have sole voting and investment powers with respect to the shares indicated, subject to community property laws where applicable.

Name and Address                       Number of Shares               Percentage of
of Beneficial Owner                   Beneficially Owned            Common Stock (1)
-------------------                   ------------------            ----------------
Geoffrey Koblick (2)
P.O. 776
Ross, CA  94957                             503,696                        9.82%

Robert Mayer (3)
1895 Francisco Blvd. East
San Rafael, CA  94901                       465,524                        9.08%

Martin Sacks (4)
1895 Francisco Blvd. East
San Rafael, CA  94901                       562,651                       10.97%

Earl Hamlin (5)
1895 Francisco Blvd. East
San Rafael, CA  94901                        39,132                         .76%

Gordon Landies (6)
1895 Francisco Blvd. East
San Rafael, CA  94901                        84,625                        1.65%

Charles Federman
1 Bridge Plaza
Fort Lee, NJ 07024                           66,125                        1.29%

All directors and executive
officers as a group (6 persons)           1,721,753                       36.02%

(1) Does not give effect to the exercise of outstanding options held by persons other than the named individuals of the group.

(2) Includes 131,250 shares issuable upon the exercise of stock options held by Mr. Koblick.

(3) Includes 58,608 shares issuable upon the exercise of stock options held by Mr. Mayer.

(4) Includes 227,021 shares issuable upon the exercise of stock options held by Mr. Sacks.

(5) Includes 22,500 shares issuable upon the exercise of stock options held by Mr. Hamlin.

(6) Includes 67,500 shares issuable upon the exercise of stock options held by Mr. Landies.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

        (A) DOCUMENTS FILED AS PART OF THIS ANNUAL REPORT ON FORM 10-K:

        1. Financial Statements

           Independent Auditors' Reports                                         25
           Consolidated Balance Sheets at June 30, 1997 and 1996                 27
           Consolidated Statements of Operations for the years ended
               June 30, 1997, 1996 and 1995                                      28
           Consolidated Statements of Shareholders' Equity for the
               years ended June 30, 1997, 1996 and 1995                          29
           Consolidated Statements of Cash Flows for the years ended
               June 30, 1997, 1996 and 1995                                      30
           Notes to Consolidated Financial Statement                             31

        2. Financial Statement Schedule

           Schedule II - Valuation and Qualifying Accounts for the years
           ended June 30, 1997, 1996 and 1995                                    43

        (B)    REPORTS ON FORM 8-K: NONE.

        (C)    EXHIBITS:  SEE EXHIBIT INDEX                                      45

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders
International Microcomputer Software, Inc.


We have audited the accompanying consolidated balance sheets of International Microcomputer Software, Inc. and subsidiaries (the "Company") as of June 30, 1997 and 1996 and the related consolidated statements of operations, shareholders' equity, and cash flows for the fiscal years then ended. Our audits also included the financial statement schedule for the fiscal years ended June 30, 1997 and 1996, listed in the Index at Item 14(a) 2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such fiscal 1997 and 1996 consolidated financial statements present fairly, in all material respects, the financial position of International Microcomputer Software, Inc. and subsidiaries as of June 30, 1997 and 1996, and the results of their operations and their cash flows for the fiscal years then ended in conformity with generally accepted accounting principles. Also, in our opinion, the 1997 and 1996 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ DELOITTE & TOUCHE LLP
-----------------------------------------

San Francisco, California
August 8, 1997 (September 24, 1997 as to Note 10)

REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders
International Microcomputer Software, Inc.
San Rafael, California

We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows and financial statement schedule of International Microcomputer Software, Inc. and Subsidiaries for the year ended June 30, 1995. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of International Microcomputer Software, Inc. and Subsidiaries for the year ended June 30, 1995 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



/s/ COOPERS & LYBRAND L.L.P.
--------------------------------------------
Coopers & Lybrand L.L.P.

San Francisco, California
August 28, 1995, except for the first paragraph of Note 9, for which the date is September 21, 1995

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                 June 30, 1997         June 30, 1996
                                                                 -------------         -------------
ASSETS
Current assets:
  Cash and cash equivalents                                       $ 1,126,042           $   387,406
  Receivables, less allowances for doubtful
    accounts and returns of $2,943,149 and $1,301,509               7,535,634             4,121,210
  Inventories, net                                                  3,472,526             2,538,093
  Prepaid royalties and licenses                                    1,285,221               746,677
  Deferred tax assets, net                                          1,472,513               791,301
  Other current assets                                                477,907               479,621
                                                                  -----------           -----------
      Total current assets                                         15,369,843             9,064,308

Furniture and equipment, net                                        1,693,514             1,101,306
Deferred tax assets, net                                              264,712               344,067
Other assets, net                                                     244,505               548,697
                                                                  ===========           ===========
       Total assets                                               $17,572,574           $11,058,378
                                                                  ===========           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short term debt and other obligations                              401,598               231,641
   Trade accounts payable                                           4,500,715             3,076,822
   Current portion of notes payable                                   558,336               333,778
   Wages, benefits and sales tax payable                              515,092               263,728
   Contracts payable                                                1,318,121             1,054,911
   Income taxes payable                                               741,466             1,011,118
                                                                  -----------           -----------
     Total current liabilities                                      8,035,328             5,971,998

Long term debt and other obligations                                2,042,124               564,571
                                                                  -----------           -----------
      Total liabilities                                            10,077,452             6,536,569

Commitments and contingencies

Shareholders' equity:
   Common stock, no par value; 300,000,000 authorized;
   issued and outstanding 5,128,759 and 4,834,689 shares            6,453,488             5,972,850
   Retained earnings (accumulated deficit)                          1,372,706           (1,223,797)
   Cumulative translation adjustment                                 (45,614)                66,214
   Notes receivable from shareholders                               (285,458)             (293,458)
                                                                  -----------           -----------
      Total shareholders' equity                                    7,495,122             4,521,809
                                                                  -----------           -----------
           Total liabilities and shareholders' equity             $17,572,574           $11,058,378
                                                                  ===========           ===========


See Notes to Consolidated Financial Statements

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    Years ended June 30, 1997, 1996 and 1995


                                           1997                      1996                     1995
                                   --------------------      --------------------     --------------------
Net revenues                       $41,839,795    100.0%     $25,679,017    100.0%    $20,300,361    100.0%
Product costs                       16,893,342     40.4%       8,261,583     32.2%      7,143,795     35.2%
                                   -----------    -----      -----------    -----     -----------    -----
Gross margin                        24,946,453     59.6%      17,417,434     67.8%     13,156,566     64.8%
                                   -----------    -----      -----------    -----     -----------    -----

Costs and expenses:
   Sales and marketing              12,025,941     28.7%       9,888,558     38.5%      8,918,867     44.0%
   General and administrative        3,987,747      9.5%       2,556,757     10.0%      2,456,990     12.1%
   Research and development          4,565,334     10.9%       3,170,937     12.3%      2,151,069     10.6%
                                   -----------    -----      -----------    -----     -----------    -----
                                    20,579,022     49.2%      15,616,252     60.8%     13,526,926     66.7%
                                   -----------    -----      -----------    -----     -----------    -----
Operating income (loss)              4,367,431     10.5%       1,801,182      7.0%       (370,360)    (1.9)%


Other expense, net                     130,033      0.3%         262,374      1.0%         53,925      0.3%
                                   -----------    -----      -----------    -----     -----------    -----

Income (loss) before income taxes    4,237,398     10.1%       1,538,808      6.0%       (424,285)    (2.2)%

Provision for income taxes           1,640,895      3.9%         585,236      2.3%         10,548      0.1%
                                   -----------    -----      -----------    -----     -----------    -----

Net income (loss)                  $ 2,596,503      6.2%     $   953,572      3.7%    $  (434,833)    (2.1)%
                                   ===========    =====      ===========    =====     ===========    =====

Net income (loss) per common and
   common equivalent share:              $0.47                     $0.18                   ($0.09)
Weighted average common and common
   equivalent shares used to
   compute earnings per share:       5,578,552                 5,422,445                4,719,186

See Notes to Consolidated Financial Statements

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995


                                                    Retained                     Notes
                               Common Stock         Earnings     Cumulative    Receivable
                           -------------------    (Accumulated  Translation      from
                           Shares       Amount      Deficit)     Adjustment   Shareholders    Total
                           ------       ------      --------     ----------   ------------    -----
Balance at July 1, 1994   4,649,076   $5,771,749   $(1,742,536)   $(61,890)    $(292,958)   $3,674,365

Issuance of common
  stock under stock
  bonus plan                  4,982       11,629            --          --            --        11,629
Issuance of common
  stock under stock
  bonus plan                105,899       80,398            --          --            --        80,398
Forgiveness of
  principal on
  notes receivable               --           --            --          --        27,500        27,500
Net loss                         --           --      (434,833)         --            --      (434,833)
Foreign currency
  translation                    --           --            --      38,166            --        38,166
                          ---------   ----------   -----------    --------     ---------    ----------

Balance at June 30, 1995  4,759,957   $5,863,776   $(2,177,369)   $(23,724)    $(265,458)   $3,397,225
Issuance of common
  stock under stock
  bonus plan                  4,589       14,607            --          --            --        14,607
Stock issued for
  notes receivable            3,333       20,000            --          --      (20,000)            --
Issuance of common
  stock for options
  exercised                  66,810       74,467            --          --            --        74,467
Net income                       --           --       953,572          --            --       953,572
Foreign currency
  translation                    --           --            --      89,938            --        89,938
Loan to shareholder
                                 --           --            --          --        (8,000)       (8,000)
                          ---------   ----------   -----------    --------     ---------    ----------

Balance at June 30, 1996  4,834,689   $5,972,850   $(1,223,797)   $ 66,214     $(293,458)   $4,521,809

Issuance of common
  stock under stock
  bonus plan                  5,192        8,486            --          --            --         8,486
Issuance of common
  stock for options
  exercised                 288,878      472,152            --          --            --       472,152
Net income                       --           --     2,596,503          --            --     2,596,503
Foreign currency
  translation                    --           --            --    (111,828)           --      (111,828)
Payment of note                  --           --            --          --         8,000         8,000
                          ---------   ----------   -----------    --------     ---------    ----------
Balance at June 30, 1997  5,128,759   $6,453,488   $ 1,372,706    $(45,614)    $(285,458)   $7,495,122
                          =========   ==========   ===========    ========     =========    ==========


See Notes to Consolidated Financial Statements

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Years ended June 30, 1997, 1996, and 1995


                                                            1997             1996             1995
                                                         -----------      -----------      -----------
Cash flows from operating activities:
   Net income (loss)                                     $ 2,596,503      $   953,572        ($434,833)
   Adjustments to reconcile net income (loss) to net
      cash provided (used) by operating activities
         Depreciation and amortization                       857,938          845,480        1,327,463
         Deferred taxes                                     (601,857)        (402,285)        (225,721)
         Other                                                    --               --          115,921
         Changes in:
              Receivables, net                            (3,414,424)      (1,530,888)        (934,551)
              Inventories                                   (934,433)        (912,462)        (337,863)
              Prepaid royalties and licenses                (538,544)        (410,624)        (102,547)
              Other current assets                            (8,284)          61,414          308,937
              Trade accounts payable                       1,423,893          879,482          167,760
              Wages, benefits and sales tax payable          251,364           75,384           23,591
              Contracts payable                              263,210          301,536           70,773
              Income taxes payable                          (269,652)         766,110          260,457
              Currency translation adjustment               (111,828)          89,938           38,166
                                                         -----------      -----------      -----------
   Net cash provided (used) by operating activities         (486,114)         716,657          277,553
                                                         -----------      -----------      -----------

Cash flows from investing activities:
   Purchase of equipment                                    (323,869)        (342,826)        (356,969)
   Capitalized software development costs                    (43,697)         (58,719)        (191,460)
   FloorPlan(R)acquisition                                        --         (687,500)              --
   Other                                                          --              (90)         (49,910)
                                                         -----------      -----------      -----------
   Net cash (used) by investing activities                  (367,566)      (1,089,135)        (598,339)
                                                         -----------      -----------      -----------

Cash flows from financing activities:
   Credit line borrowings                                  4,869,000        1,525,000        2,245,000
   Credit line repayments                                 (4,869,000)      (1,925,000)      (1,845,000)
   Borrowings through term loan, net                       1,476,249          768,750               --
   Capital lease and other obligations repayment            (372,571)        (241,175)        (118,211)
   Notes receivable from shareholders                          8,000               --               --
   Proceeds from issuance of common stock                    480,638          109,074           40,885
                                                         -----------      -----------      -----------
   Net cash provided by financing activities               1,592,316          236,649          322,674

Net increase (decrease) in cash and cash equivalents         738,636         (135,829)           1,888
Cash and cash equivalents at beginning of period             387,406          523,235          521,347
                                                         -----------      -----------      -----------
Cash and cash equivalents at end of the period           $ 1,126,042      $   387,406      $   523,235
                                                         ===========      ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid                                            $   177,733      $   180,484      $    53,958
Income taxes paid                                        $ 1,910,447      $   165,000      $     7,619
SUPPLEMENTAL DISCLOSURES OF NON-CASH
FINANCING AND INVESTING ACTIVITIES
Equipment acquired through capital lease obligations     $   768,390      $   401,263      $   206,291
Other                                                             --               --      $    78,642


See Notes to Consolidated Financial Statements

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

International Microcomputer Software, Inc. (IMSI(R) or the "Company") was incorporated in California in November 1982. The Company has wholly-owned subsidiaries located in Munich, Germany; Sydney, Australia; London, England; Johannesburg, South Africa; Paris, France and Rio de Janeiro, Brazil.

The Company develops and publishes premium productivity software for corporate, business and home markets sold through a network of dealers and distributors.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of IMSI(R) and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Significant estimates used in the consolidated financial statements include the estimates of (i) anticipated future gross revenues from products for which software development costs have been capitalized, (ii) provision for income taxes, (iii) the life of identifiable intangible assets from acquisitions, and
(iv) realizability of the deferred tax asset. The amounts the Company will ultimately incur or recover could differ materially from the Company's current estimates. The underlying assumptions and facts supporting these estimates could change in fiscal 1998 or thereafter.

REVENUE RECOGNITION

The Company recognizes revenue, net of estimated returns and allowances, upon shipment of a product and only when no significant obligations remain and collectability is probable. Certain of the Company's sales are made to customers under agreements permitting rights of return for stock balancing.

CONCENTRATIONS OF CREDIT RISK

The Company sells its products principally through a network of distributors and also on a direct customer basis. The Company performs ongoing credit evaluations of its distributors and customers' financial condition and generally requires no collateral.

ROYALTY AGREEMENTS

The Company has entered into certain agreements whereby it is obligated to pay royalties on software published. Software royalties are expensed as product costs during the period in which related revenues are recorded.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents.

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Costs incurred in the initial design phase of software development are expensed as incurred as research and development. Once the point of technological feasibility is reached, direct production costs (programming and testing) are capitalized. Costs associated with acquired completed software are capitalized. Total capitalized software development costs at June 30, 1997, 1996 and 1995 were $2,056,304, $2,012,607 and $1,610,138 respectively, less accumulated amortization of $1,964,601, $1,740,505 and $1,365,299, respectively. Capitalized costs are being amortized ratably, as revenues are recognized, but not less than on the straight-line basis over an eighteen-month period.

During the fiscal year ended June 30, 1995, due to rapid technology enhancements, the Company reevaluated the economic lives of products for which it capitalized software acquisition or development costs. As a result, beginning with the quarter ending March 31, 1995, the Company reduced the amortization period from 36 to 18 months. Amortization expense, charged to product costs, was $224,096, $375,206 and $939,507 in fiscal years 1997, 1996 and 1995, respectively. The Company evaluates the estimated net realizable value of each software product at each balance sheet date and records writedowns to net realizable value for any products for which the carrying value is in excess of the net estimated realizable value.

INVENTORIES

Inventories, consisting primarily of diskettes, manuals, hardware, freight in, production costs and packing supplies, are valued at the lower of cost or market and are accounted for on the first-in, first-out basis.

FURNITURE AND EQUIPMENT

Furniture and equipment are stated at cost. Depreciation of furniture and equipment is computed using the straight-line method over the estimated useful lives of the respective assets of 3 to 5 years. Depreciation of software and computer equipment is computed using the straight-line method over an estimated useful life of 3 years.

INCOME TAXES

The Company adheres to Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

FOREIGN CURRENCY TRANSLATION

The asset and liability accounts of foreign subsidiaries are translated from their respective functional currencies at the rates in effect at the balance sheet date, and revenue and expense accounts are translated at weighted average rates during the periods. Foreign currency translation adjustments are reflected as a separate component of shareholders' equity. The gain resulting from foreign currency transactions was $34,226 in fiscal 1997, a loss in fiscal 1996 of $81,879, and was not material in fiscal 1995.

STOCK-BASED COMPENSATION

The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, Accounting for Stock Issued to Employees.

NET INCOME (LOSS) PER SHARE

Net income (loss) per share is computed based on the weighted average number of common stock and dilutive common stock equivalents outstanding during the periods.

In December 1996, the Company's Board of Directors authorized a 3 for 2 stock split in the form of a stock dividend. The stock split was payable to shareholders of record on December 25, 1996 and was effective and distributed to shareholders on January 24, 1997. All share information in the consolidated financial statements have been restated to give retroactive recognition to the stock split.

NEW ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings per Share". The Company is required to adopt SFAS 128 in the December 31, 1997 quarter and will restate at that time earnings per share (EPS) data for prior periods to conform with SFAS 128. Earlier application is not permitted.

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

If SFAS 128 had been in effect during the current and prior year periods, basic EPS would have been $0.53, $0.20, and $(0.09) for fiscal years ended June 30, 1997, 1996, and 1995, respectively. Diluted EPS under SFAS 128 would not have been significantly different than fully diluted EPS currently reported for the periods.

In June 1997, the Financial Accounting Standard Board issued SFAS No. 130 "Reporting Comprehensive Income", which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and No. 131 ("Disclosures about Segments of an Enterprise and Related Information"), which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

RECLASSIFICATIONS

Certain fiscal 1996 and 1995 amounts have been reclassified to conform to the fiscal 1997 presentation.

2.  INFORMATION ABOUT FOREIGN OPERATIONS

Total assets, net revenues and net income (loss) of U.S., United Kingdom (UK), Australia, Germany, and Rest of World (which includes France, South Africa, Japan, the Pacific rim and Latin America) as of and for the years ended June 30 were as follows:

         Total Assets:         1997              1996              1995
                               ----              ----              ----
         U.S               $ 12,799,164      $  8,901,078      $  5,545,653
         U.K                  1,279,656           789,591           667,294
         Australia            1,146,759           541,245           335,335
         Germany              1,334,158           276,074           425,539
         Rest of World        1,012,837           550,390           496,570
                           ------------      ------------      ------------
                           $ 17,572,574      $ 11,058,378      $  7,470,391
                           ============      ============      ============
         Net Revenues:
         U.S               $ 24,631,815      $ 17,064,530      $ 12,900,924
         U.K                  3,922,656         2,911,292         2,894,521
         Australia            2,684,642         1,891,285         1,798,258
         Germany              5,724,348         2,095,072         1,864,341
         Rest of World        4,876,334         1,716,838           842,317
                           ------------      ------------      ------------
                           $ 41,839,795      $ 25,679,017      $ 20,300,361
                           ============      ============      ============
         Net Income
         (loss):
         U.S               $  2,328,794      $  1,021,305      $   (323,446)
         U.K                     49,037            (3,673)           16,383
         Australia              (36,927)          (29,465)             (694)
         Germany                 75,866            74,892           (12,306)
         Rest of World          179,733          (109,487)         (114,770)
                           ------------      ------------      ------------
                           $  2,596,503      $    953,572      $   (434,833)
                           ============      ============      ============

3. INVENTORIES

At June 30, inventories consist of:

                                          1997             1996
                                          ----             ----
         Raw materials                 $ 1,379,177      $   775,026
         Finished goods                  2,252,078        1,959,248
                                       -----------      -----------
                                         3,631,255        2,734,274
         Reserves for obsolescence        (158,729)        (196,181)
                                       -----------      -----------
                                       $ 3,472,526      $ 2,538,093
                                       ===========      ===========

4.  FURNITURE AND EQUIPMENT

At June 30, furniture and equipment consist of:

                                              1997           1996
                                              ----           ----
         Computer and office equipment     $2,824,174     $1,912,873
         Software                             354,666        173,707
                                           ----------     ----------
                                            3,178,840      2,086,580
         Accumulated depreciation          (1,485,326)      (985,274)
                                           ----------     ----------
                                           $1,693,514     $1,101,306
                                           ==========     ==========

Included in computer and office equipment at June 30, 1997 and 1996 is equipment acquired under capital leases of $768,390 and $401,263, respectively, with accumulated depreciation of $464,503 and $234,419, respectively.

5.  LONG TERM DEBT AND BANK CREDIT LINE

As of June 30, 1997, the Company had a credit agreement with a bank under which it can borrow the lesser of $2,500,000 or 25% of eligible inventory up to a cap of $500,000 and 80% of eligible accounts receivable, at the bank's index rate (8.50% at June 30, 1997). The amount of the unused credit line at June 30, 1997 was $2,500,000. The line of credit agreement requires the Company to maintain certain financial ratios including net worth and working capital. Under terms of the agreement, all assets not subject to liens of other financial institutions have been pledged as collateral against the line of credit. The credit line expires October 31, 1997. Management believes that the Company will be able to renew or replace such credit agreement with the bank or another financial institution on substantially similar terms.

In September 1995, the Company entered into a term loan for $675,000 payable over a three year period in equal monthly installments at an annual rate of 1 percent over the bank's prime rate (9.50% at June 30, 1997).

In June 1997, the Company entered into a term loan for $1.5 million, payable over a three-year period in equal monthly installments at an annual rate of 1/4 percent over the bank's index rate (8.75% at June 30, 1997).

As of June 30, 1997, principal repayments on the term loans under these credit agreements are required as follows:

1998                  $1,016,670
1999                     556,250
2000                     541,666
                      ----------
Total                 $2,114,586
                      ==========

6.  INCOME TAXES

Taxes on income based on income (loss) before taxes as follows:

                         1997           1996             1995
                         ----           ----             ----
         Domestic     $4,134,101     $ 1,382,808      $(394,239)
         Foreign         103,297         156,000        (30,406)
                      ----------     -----------      ---------
                      $4,237,398     $ 1,538,808      $(424,645)
                      ==========     ===========      =========

The provision for taxes on income for the years ended June 30, 1997, 1996, and 1995 comprised the following:

                                    1997            1996           1995
                                    ----            ----           ----
           Current:
               Federal           $ 1,778,766      $ 821,104      $ 123,026
               State                 323,671        132,417         57,341
               Foreign               140,315         34,000         55,947
                                 -----------      ---------      ---------
                                 $ 2,242,752      $ 987,521      $ 236,314

         Deferred
               Federal           $  (284,786)     $(334,454)     $(170,834)
               State                 (62,904)       (67,831)       (54,932)
               Foreign              (254,167)
                                 -----------      ---------      ---------
                                 $  (601,857)      (402,285)     $(225,766)

         Total tax provision       1,640,895        585,236         10,548
                                 ===========      =========      =========

Deferred tax balances consisted of the following:

                                                             JUNE 30,
                                                             --------
                                                      1997             1996
                                                   -----------      -----------
Current assets
   Accrued vacation                                $    69,719      $        --
   Allowance for doubtful accounts and returns       1,016,588          733,304
   Foreign reserves and other                          426,960          145,241
                                                   -----------      -----------
                                                     1,513,267          878,545

Noncurrent assets
   Package design costs                                 77,003           76,796
   NOL carryforward                                    116,312          280,039
   Purchased intangibles                               151,664          116,771
   Other                                               158,656           25,585
                                                   -----------      -----------
                                                       503,635          499,191

Total assets                                         2,016,902        1,377,736
                                                   -----------      -----------

Current liabilities                                    (40,754)         (54,566)
Noncurrent liabilities
   Capitalized software development costs             (166,077)         (50,100)
   Deferred state taxes                                (72,846)              --
                                                   -----------      -----------
                                                      (238,923)         (50,100)

Total liabilities                                     (279,677)        (104,666)
                                                   -----------      -----------

Net assets, before allowance                         1,737,225        1,273,070
Valuation allowance                                         --         (137,702)
                                                   -----------      -----------

Net deferred tax assets                            $ 1,737,225      $ 1,135,368
                                                   ===========      ===========

In fiscal 1996, the Company recorded a valuation allowance for foreign deferred tax assets due to the uncertainty of the realization of the assets during the ultimate benefit period. In fiscal 1997, the valuation allowance was reversed due to the likelihood of foreign earnings







At June 30, 1997, the Company had an operating loss carryforward of approximately $342,000 for federal tax purposes, which expires in various amounts in 2000 - 2005.

The effective tax rate differs from the federal statutory rate of 34% for the years ended June 30 as follows:

                                                 1997                1996                  1995
                                                 ----                ----                  ----
    Federal tax at statutory rate on
       net income (loss) before taxes
       and cumulative effect of
       accounting change                   $1,440,715    34.0%   $523,260     34.0%   ($144,257)  (34.0)%

    State tax provision, net of
       federal benefit                        172,107     4.1%     94,464      6.1%      (2,409)   (0.6)%

    Change in valuation allowance            (137,702)   (3.3)%    73,624      4.8%      64,078    15.1%


    International cost sharing                335,046     7.9%         --       --           --      --
       agreement

    Foreign sales corporation benefit         (68,000)   (1.6)%        --                    --      --

    Other                                    (101,271)   (2.4)%  (106,112)    (6.9)%     93,136    21.9%
                                           ----------    ----    --------     ----    ---------   -----
    Total                                  $1,640,895    38.7%   $585,236     38.0%     $10,548     2.4%
                                           ==========    ====    ========     ====    =========   =====


7.  STOCK OPTIONS AND EMPLOYEE STOCK INCENTIVE PLANS

On April 21, 1992, the shareholders approved the 1992 Stock Option Plan, authorizing the issuance of up to 900,000 shares of common stock under the Plan.

Under the 1993 Employee Incentive Plan, as amended, (the Option Plan) the Company may grant options to purchase up to 1,927,200 shares of common stock to employees, directors and consultants at prices not less than the fair market at date of grant for incentive stock options and not less than 85% of fair market value for nonstatutory stock options. These options generally expire 10 years from the date of grant and become exercisable ratably over a 5-year period.

The Company has qualified and non-qualified employee stock option plans, as amended, that reserves shares of common stock for issuance to employees and consultants. Under the terms of the Plan, the Board may grant stock options to purchase common stock of the Company over a period of ten years at the fair market value at the time of grant.

Option activity under the plans is as follows:

                                                                                         WEIGHTED
                                                                                         AVERAGE
                                                                        NUMBER OF        EXERCISE
                                                                         SHARES           PRICE
                                                                        ---------         -----
Outstanding, July 1, 1994                                                 388,340         $ .66
Granted                                                                   549,000          2.86
Exercised                                                                (105,899)         2.72
Canceled                                                                  (36,000)         2.72
                                                                        ---------         -----
Outstanding, June 30, 1995 (169,128 exercisable at a weighted             795,441         $2.24
average price of $.60)
Granted (weighted average fair value of $3.18)                            742,433         $4.60
Exercised                                                                 (66,810)         3.04
Canceled                                                                 (147,402)         5.23
                                                                        ---------         -----
Outstanding, June 30, 1996 (259,567 exercisable at a weighted           1,323,662         $3.19
average price of $1.27)
Granted (weighted average fair value of $5.65)                            316,914         $7.69
Exercised                                                                (133,456)         1.80
Canceled                                                                 (239,500)         4.21
                                                                        ---------         -----
Outstanding, June 30, 1997 (298,693 exercisable at a weighted
average price of $2.13)                                                 1,267,620         $4.27
                                                                        =========         =====

Additional information regarding options outstanding as of June 30, 1997 is as follows:

                                    OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                                    -------------------                     -------------------
                                       WEIGHTED AVG.
                                         REMAINING
     RANGE OF          NUMBER           CONTRACTUAL      WEIGHTED AVG.      NUMBER       WEIGHTED AVG.
  EXERCISE PRICES    OUTSTANDING         LIFE (YRS)      EXERCISE PRICE   EXERCISABLE    EXERCISE PRICE
  ---------------    -----------       -------------     --------------   -----------    --------------
   $0.23 -  3.56        461,306             6.4              $1.84          242,578          $1.38
   $3.66 -  5.92        555,588             8.6              $4.59           37,740          $4.96
   $6.00 - 12.08        250,726             9.3              $8.03           18,375          $6.17
                      ---------
                      1,267,620
                      =========

At June 30, 1997, 433,912 shares were available for future grants under the Option Plan.

ADDITIONAL STOCK PLAN INFORMATION

As discussed in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board No. 25, Accounting for Stock Issued to Employees and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements. SFAS No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1996. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 24 months following vesting; stock volatility, 72% in 1997 and 73% in 1996; risk free interest rates, 6.70% in 1997 and 6.61% in 1996; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 1997 and 1996 awards had been amortized to expense over the vesting period of the awards, pro forma net income would have been $2,073,869 ($.37 per share) in 1997 and $648,549 ($.12 per share) in 1996. However, the impact of outstanding non-vested stock options granted prior to 1996 has been excluded from the pro forma calculation; accordingly, the 1997 and 1996 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

8. COMMITMENTS

The Company leases its facilities and certain equipment under various noncancelable operating lease agreements. The Company also leases equipment under capital equipment leases, which expire at various dates through 2001. The Company is required to pay property taxes, insurance, and normal maintenance costs on certain leases. Future minimum payments for capital leases and other obligations and rental commitments for noncancelable operating leases with remaining terms of over one year at June 30, 1997 are as follows:


         Year ending June 30:
                                      Capital
                                       Lease              Operating
                                    Obligations            Leases
                                    ------------         -----------
                         1998       $  489,183           $  838,796
                         1999          398,251              629,190
                         2000          167,319              183,967
                         2001           10,851               15,553
                         2002               --               15,553
                                    ----------           ----------
Total minimum lease payments         1,065,604           $1,683,059
                                                         ==========
Less amount representing interest      141,901
                                    ----------
Capital lease obligations              923,703
Less current portion                   401,598
                                    ----------
Long term portion                   $  522,105
                                    ==========

Total rent expense for all operating leases were $726,699, $467,214, and $402,124 for the fiscal years ended June 30, 1997, 1996, and 1995 respectively.

9.  ACQUISITIONS

In September 1995 the Company entered into an agreement with Forte/ComputerEasy International, Inc. to acquire certain assets including the software assets known as FloorPlan(R), FloorPlan(R) 3D, and 3D Design for approximately $687,500. The acquisition was accounted for as a purchase with $343,750 allocated to capitalized software development costs and $343,750 allocated to intangibles (amortized over three years).

In July 1997 the Company entered into an agreement with Computer Concepts Corporation to acquire certain assets including the software assets known as MapLinx(R) for approximately $850,000.

Also, in July 1997 the Company entered into a license agreement with Quarterdeck Corporation to acquire full rights and trademarks to the Hijaak(R) graphics product line.

10.  SUBSEQUENT EVENT

On September 24, 1997 the Company entered into an agreement to acquire rights and related technology to certain products in the CAD, diagramming and consumer categories of Corel Corporation, in exchange for shares of IMSI(R) common stock and cash totaling approximately $5,600,000, and certain future royalty and development payments. The transaction is expected to close by September 30, 1997.

                                   SCHEDULE II

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES

                        Valuation and Qualifying Accounts

Years ended June 30, 1997, 1996 and 1995

Column A                        Column B          Column C        Column D         Column E

                                                  Additions
                                Balance at        charged to
                                beginning of      costs and                        Balance at
Description                     period            Expenses        Deductions       end of period
------------                    ------------      -----------     ----------       -------------
Year ended June 30, 1997

Allowance for doubtful
  accounts and returns          $1,301,509        $6,792,727      $5,151,087       $2,943,149
                                ----------        ----------      ----------       ----------

Year ended June 30, 1996

Allowance for doubtful
  accounts and returns          $  777,718        $4,016,890      $3,493,099       $1,301,509
                                ----------        ----------      ----------       ----------

Year ended June 30, 1995

Allowance for doubtful
  accounts and returns          $  163,437        $3,172,028      $2,557,747       $  777,718
                                ----------        ----------      ----------       ----------

                                   SIGNATURES

     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Rafael, State of California on September 29, 1997.

INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.

By: /s/ MARTIN SACKS
    --------------------------
    Martin Sacks
    Chief Executive Officer, President and Director

     Pursuant to the requirement of the Securities Exchange Act of 1934, the following persons in the capacities and on September 29, 1997 have signed this report below.

By: /s/ MARTIN SACKS
    --------------------------
    Martin Sacks
    Chief Executive Officer, President and Director

By: /s/ GEOFFERY KOBLICK
    --------------------------
    Geoffery Koblick
    Chairman of the Board of Directors, Secretary and General Counsel

By: /s/ ROBERT MAYER
    --------------------------
    Robert Mayer
    Executive Vice President Sales and Director

By: /s/ KENNETH FINEMAN
    --------------------------
    Kenneth Fineman
    Vice President of Finance and Chief Financial Officer
    (Principal Financial and Accounting Officer)

By: /s/ CHARLES FEDERMAN
    --------------------------
    Charles Federman
    Director

By: /s/ EARL HAMLIM
    --------------------------
    Earl Hamlin
    Director

By: /s/ GORDON LANDIES
    --------------------------
    Gordon Landies
    Director

                                 EXHIBIT INDEX

EXHIBIT
-------
 21.1          Subsidiaries of the Registrant

 23.1          Independent Auditors' Consent

 23.2          Consent of Independent Accountants

 27            Financial Data Schedule