Form 10-Q
period 1997-09-30
INTERNATIONAL MICROCOMPUTER SOFTWARE INC /CA/
filed 1997-11-14
CIK 814929

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended   SEPTEMBER 30, 1997
                                            ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from __________________ to __________________


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

                                 YES  [X]   NO  [ ]


As of November 14, 1997, 5,581,363 shares of Registrant's Common Stock, no par value, were outstanding.

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES

                                      INDEX


                                                                                     Page
                                                                                     ----
PART I - FINANCIAL INFORMATION

Item 1.  Interim Consolidated Financial Statements

           Consolidated Balance Sheets at September 30, 1997 and  June 30, 1997        3

           Consolidated Statements of Operations for the three months ended
             September 30, 1997 and 1996                                               4

           Consolidated Statements of Cash Flows for the three months ended
             September 30, 1997 and 1996                                               5

           Notes to Consolidated Financial Statements                                6-7

Item 2.  Management's Discussion and Analysis of

           Financial Condition and Results of Operations                            8-11


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                            12

Item 6.  Exhibits and Reports on Form 8-K                                             12

SIGNATURES                                                                            13

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                            SEPTEMBER 30, 1997       JUNE 30, 1997
                                                            ------------------       -------------
ASSETS
Current assets:
Cash and cash equivalents                                      $    502,000           $  1,126,000
Receivables, less allowances for doubtful
  accounts and returns of $2,966,000 and $2,943,000               9,401,000              7,535,000
Inventories, net                                                  3,764,000              3,472,000
Prepaid royalties and licenses                                    1,266,000              1,285,000
Deferred tax assets, net                                          1,170,000              1,473,000
Other current assets                                                547,000                478,000
                                                               ------------           ------------
     Total current assets                                        16,650,000             15,369,000
                                                               ------------           ------------

Furniture and equipment, net                                      2,021,000              1,694,000
Deferred tax assets, net                                          2,858,000                265,000
Other assets, net                                                 1,522,000                245,000
                                                               ============           ============
     Total assets                                              $ 23,051,000           $ 17,573,000
                                                               ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Credit line payable                                            $  2,090,000           $          -
Short term debt and other obligations                               435,000                402,000
Trade accounts payable                                            5,035,000              4,501,000
Current portion of notes payable                                  1,615,000                558,000
Wages, benefits and sales tax payable                               580,000                515,000
Contracts payable                                                 1,326,000              1,318,000
Income taxes payable                                                387,000                742,000
                                                               ------------           ------------
     Total current liabilities                                   11,468,000              8,036,000

Long term debt and other obligations                              1,705,000              2,042,000
                                                               ------------           ------------
     Total liabilities                                           13,173,000             10,078,000

Shareholders' equity:
Common stock, no par value; 300,000,000 authorized;
  Issued and outstanding 5,560,000 and 5,129,000 shares          11,805,000              6,453,000
Retained earnings (accumulated deficit)                          (1,741,000)             1,373,000
Cumulative translation adjustment                                    99,000                (46,000)
Notes receivable from shareholders                                 (285,000)              (285,000)
                                                               ------------           ------------
     Total shareholders' equity                                   9,878,000              7,495,000
                                                               ------------           ------------
     Total liabilities and shareholders' equity                $ 23,051,000           $ 17,573,000
                                                               ============           ============


See Notes to Consolidated Financial Statements

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                              THREE MONTHS ENDED SEPTEMBER 30,
                                             --------------------------------------------------------------
                                                           1997                              1996
                                             ----------------------------      ----------------------------
Net revenues                                 $ 12,511,000           100.0%     $  8,112,000           100.0%
Product costs                                   4,531,000            36.2%        2,997,000            36.9%
                                             ------------           -----      ------------           -----
Gross margin                                    7,980,000            63.8%        5,115,000            63.1%

Costs and expenses:
  Sales and marketing                           3,655,000            29.2%        2,474,000            30.5%
  General and administrative                      991,000             7.9%          854,000            10.5%
  Research and development                      1,635,000            13.1%        1,046,000            12.9%
  Write-off of purchased research and
    development                                 6,367,000            50.9%                -             0.0%
                                             ------------           -----      ------------           -----
                                               12,648,000           101.1%        4,374,000            53.9%
                                             ------------           -----      ------------           -----

Operating income (loss)                        (4,668,000)          (37.3)%         741,000             9.1%


Other expense, net                               (198,000)           (1.6)%         (77,000)           (1.0)%
                                             ------------           -----      ------------           -----

Income (loss) before income taxes              (4,866,000)          (38.9)%         664,000             8.2%

Provision (benefit) for income taxes           (1,752,000)          (14.0)%         254,000             3.1%
                                             ------------           -----      ------------           -----

Net income (loss)                            $ (3,114,000)          (24.9)%    $    410,000             5.1%
                                             ============           =====      ============           =====

Net income (loss) per common and common
   equivalent share:                         $      (0.51)                     $       0.07
                                             ============                      ============

Weighted average common and common
   equivalent shares used to compute
   income (loss) per share:                     6,151,000                         5,505,000
                                             ============                      ============


See Notes to Consolidated Financial Statements

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                        THREE MONTHS ENDED SEPTEMBER 30,
                                                        --------------------------------
                                                             1997              1996
                                                         -----------       -----------
Cash flows from operating activities:
  Net income (loss)                                      $(3,114,000)      $   410,000
  Adjustments to reconcile net income (loss) to net
     cash used by operating activities
       Depreciation and amortization                         418,000           239,000
       Deferred taxes                                     (2,290,000)                -
  Write-off of purchased in-process research and           6,367,000                 -
                    development
       Changes in operating assets and liabilities:
           Receivables, net                               (1,681,000)       (1,371,000)
           Inventories                                      (292,000)         (283,000)
           Prepaid royalties and licenses                   (106,000)         (400,000)
           Other current assets                              (69,000)          (46,000)
           Trade accounts payable                            (11,000)          238,000
           Wages, benefits, and sales tax payable              7,000            18,000
           Contracts payable                                   8,000            71,000
           Income taxes payable                             (355,000)           62,000
           Foreign currency translation                      145,000             6,000
                                                         -----------       -----------
  Net cash used by operating activities                     (973,000)       (1,056,000)
                                                         -----------       -----------

Cash flows from investing activities:
  Purchase of equipment                                     (484,000)         (151,000)
  Capitalized software development costs                           -            11,000
  Acquisition of technology and business assets           (1,233,000)                -
  Other                                                      (16,000)                -
                                                         -----------       -----------
  Net cash used by investing activities                   (1,733,000)         (140,000)
                                                         -----------       -----------

Cash flows from financing activities:
  Credit line borrowings                                   2,605,000         1,150,000
  Credit line repayments                                    (515,000)                -
  Term loan borrowings                                             -                 -
  Term loan repayments                                      (306,000)                -
  Capital lease and other obligations additions              305,000                 -
  Capital lease and other obligations repayment             (119,000)         (175,000)
  Proceeds from issuance of common stock                     112,000           266,000
                                                         -----------       -----------
  Net cash provided by financing activities                2,082,000         1,241,000
                                                         -----------       -----------
Net increase (decrease) in cash and cash
  equivalents                                               (624,000)           45,000
Cash and cash equivalents at beginning of period           1,126,000           387,000
                                                         -----------       -----------
Cash and cash equivalents at end of the period           $   502,000       $   432,000
                                                         ===========       ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND
INVESTING INFORMATION:
  Purchase of intellectual property in exchange
    for trading payables                                 $   383,000                 -
  Purchase of intellectual property in exchange
    for notes payable                                    $ 1,034,000                 -
  Purchase of intellectual property in exchange
    for common stock                                     $ 5,240,000                 -


See Notes to Consolidated Financial Statements

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
The accompanying interim consolidated financial statements have been prepared from the records of International Microcomputer Software, Inc. and Subsidiaries (the "Company") without audit. In the opinion of management, all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended September 30, 1997, and for all periods presented, have been made. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

The results of operations for the three months ended September 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".


2.  INVENTORIES

Inventories are valued at the lower of cost or market, on a first-in, first-out basis, and consist of:

                                        September 30, 1997         June 30, 1997
                                        ------------------         -------------
Raw Materials                               $2,128,000               $1,379,000
Finished Goods                               1,809,000                2,252,000
                                            ----------               ----------
                                             3,937,000                3,631,000
Reserves for Obsolescence                     (173,000)                (159,000)
                                            ----------               ----------
                                            $3,764,000               $3,472,000
                                            ==========               ==========

3.   ACQUISITIONS

In the quarter ended September 30, 1997, the Company acquired the rights and related technologies to products in the CAD, diagramming and consumer categories from Corel Corporation, for stock and notes payable valued at $5,640,000. The total purchase price consisted of $5,000,000 in IMSI common stock (346,020 shares at $14.45 per share), and $640,000 in notes payable, both of which are due during fiscal year 1998. The Company allocated the purchase price as follows: $5,044,000 was expensed to in-process research and development during the September 30, 1997 quarter, $517,000 to capitalized software and $79,000 to goodwill to be amortized over 18 months.

In the quarter ended September 30, 1997, the Company also acquired the technology and assets of MapLinx Corporation from Computer Concepts
Corporation, the exclusive license of selected graphics technology from Quarterdeck, Inc., and MediaPaq, Inc., valued at $2,250,000. The total purchase price consisted of $240,000 in IMSI common stock (20,000 shares at $12.00 per share), cash of $1,233,500, notes payable of $233,500, which is due during fiscal year 1998, and the balance in various assumed liabilities. The Company allocated the purchase price as follows: $1,323,000 was expensed to in-process research and development during the September 30, 1997 quarter, $914,000 to capitalized software and $13,000 to goodwill to be amortized over 18 months.

4.   NEW ACCOUNTING STANDARDS

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

If SFAS 128 had been in effect during the quarters ended September 30 1997 and 1996, EPS would have been $(0.60) and $0.08, respectively. Diluted EPS under SFAS 128 would not have been significantly different than fully diluted EPS currently reported for the periods.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the consolidated financial statements and the notes thereto and in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Form 10-K for the year ended June 30, 1997. This quarterly report on Form 10-Q, and in particular Management's Discussion and Analysis of Financial Condition and Results of Operations, may contain forward-looking statements regarding future events or the future performance of the Company that involve certain risks and uncertainties including those discussed on Form 10-K, as filed with the Securities and Exchange Commission ("SEC"). Actual events or the actual future results of the Company may differ materially from any forward-looking statements due to such risks and uncertainties. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. This analysis is not intended to serve as a basis for projection of future events.


RESULTS OF OPERATIONS

SUMMARY

The Company reported a net loss of $3,114,000 for the quarter ended September 30, 1997 compared to a net income of $410,000 for the comparable quarter of 1996. During the first quarter of fiscal 1998, the Company consummated four acquisitions in which approximately $6.4 million of in-process research and development costs were expensed. The Company reported an operating loss for the quarter ended September 30, 1997 of $4,668,000 or 37% of net revenues, compared to operating income of $741,000 or 9% of net revenues for the comparable quarter last year.


NET REVENUES

Net revenues for the quarter ended September 30, 1997 were $12,511,000 compared to $8,112,000 for the same period in the previous year, representing an increase of $4,399,000 or 54%. Growth during the quarter was fueled by several important releases, upgrades and continued sales from products including FormTool(R) 97, the best-selling forms design software, WinDelete(TM) 97, which includes Internet technology and system management features, NetAccelerator(TM), an Internet speedup utility, as well as TurboProject(TM) Professional, a corporate version of TurboProject with top-down project management features. During the quarter, IMSI also introduced MasterPublisher(TM) 97, which has a web-publishing suite and professional tools for business desktop publishing users. Extending the Company's best-selling line of clip art, IMSI began shipping its new MasterClips(R) lineup for the fall. Growth during the quarter was also a result of continued channel penetration both in the U.S. and internationally.

Net revenues from channel sales accounted for $10,683,000 or 85% of total net revenue and $6,716,000 or 83% of total net revenues, for the quarters ended September 30, 1997 and 1996, respectively. Net revenues from channel sales increased $3,967,000 or 59% in the first quarter of fiscal 1998 compared with the first quarter of fiscal 1997. Net revenues from direct mail sales accounted for $1,828,000 or 15% of total net revenues and $1,396,000 or 17% of total net revenues, for the quarters ended September 30, 1997 and 1996, respectively. Net revenues from direct mail sales increased $432,000 or 31% in the first quarter of fiscal 1998 compared with the first quarter of fiscal 1997.

International net revenues of $3,831,000 accounted for 31% of total net revenues in the first quarter of fiscal 1998 compared to $3,196,000 or 39% for the comparable quarter in fiscal 1997, representing an increase of $662,000 or 21%.


PRODUCT COSTS

Product costs, as a percentage of total net revenue was $4,531,000 or 36% and $2,997,000 or 37% for the quarters ended September 30, 1997 and 1996, respectively. Amortization of capitalized software development costs and acquired software costs, and other amortization included in product costs were $260,000 and $117,000 for the quarters ended September 30, 1997 and 1996, respectively.

SALES AND MARKETING

Sales and marketing expenses increased to $3,655,000 or 29% of net revenue, compared with $2,474,000 or 31% of net revenue for the quarters ended September 30, 1997 and 1996, respectively. The quarter over quarter increase $1,181,000 or 48% is attributed to expenses associated with net revenue growth. The slight improvement in expense as a percentage of net revenue is attributed to achieving economies of scale associated with the Company's net revenue growth.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased to $991,000 or 8% of net revenue as compared to $854,000 or 11% of net revenue for the quarters ended September 30, 1997 and September 30, 1996, respectively. This decrease is primarily attributable to a higher net revenue base, and the fixed nature of general and administrative expenses. Expenses incurred during the quarter ended September 30, 1997 also included certain management infrastructure costs.

RESEARCH AND DEVELOPMENT

Research and development expense increased to $1,635,000 or 13% of net revenue as compared to $1,046,000 or 13% of net revenue for the quarters ended September 30, 1997 and September 30, 1996, respectively. The increase can be attributed to an increase in domestic headcount, the utilization of additional contractors and other third party development costs relating to the development and expansion of the Company's product offerings.

PROVISION FOR INCOME TAXES

The Company's provision (benefit) for income taxes were $(1,752,000) and $254,000 for the quarters ended September 30, 1997 and 1996, respectively. The Company's effective tax rate for these periods is 36% and 38%, respectively. The reduction in tax provision percentage is primarily attributed to international tax restructuring.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its business primarily from operating revenues, short-term and long-term bank borrowings, capital leases and proceeds from the sale of stock. Working capital decreased to $5,182,000 at September 30, 1997 from $7,333,000 at June 30, 1997, resulting primarily from the growth in line of credit borrowing and term loan borrowing.

The Company has used cash generated from its financing activities to fund its working capital requirements and to acquire software products and capital equipment. The Company's operating activities used cash of $973,000 and $1,056,000 in the quarters ended September 30, 1997 and 1996, respectively. The Company's investing activities used cash of $1,733,000 and $140,000 in the quarter ended September 30 1997 and 1996, respectively. These capital expenditures were primarily for the acquisition and development of software, trademarks and the purchase of capital equipment. At September 30, 1997, the Company had no material commitments for capital expenditures. Cash provided by financing activities were $2,082,000 and $1,241,000 for the quarters ended September 30, 1997 and 1996 respectively. Quarter ended September 30, 1997 cash inflows from financing activities were primarily the result of net line of credit borrowings of $2,090,000.

As of November 14, 1997, the Company had a credit agreement with a bank under which it can borrow the lesser of $4,500,000 or 25% of eligible inventory up to a cap of $500,000 and 80% of eligible accounts receivable, at the bank's index rate (8.5% at September 30, 1997). The line of credit agreement requires the Company to maintain certain financial ratios including net worth and working capital. This line of credit expires on October 31, 1998. Management believes that the Company will be able to renew or replace such credit agreement with the bank or another financial institution on substantially similar terms. Under terms of the agreement, all assets not subject to liens of other financial institutions have been pledged as collateral against the line of credit. As of September 30, 1997 the Company had $2,090,000 outstanding under this line of credit.

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

ITEM 1.  Legal Proceedings

             None.

ITEM 6.  Exhibits and Reports on Form 8-K

             (a)    Exhibits
                    27.1     Financial Data Schedule

             (b) Form 8-K filing, September 30, 1997. Company acquired the rights to products in the CAD, diagramming and consumer categories from Corel Corporation.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE: November 14, 1997              INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.





                                      By:   /s/  MARTIN SACKS
                                          --------------------------------------
                                          Martin Sacks
                                          President & Chief Executive Officer
                                          (Principal Executive Officer)


                                      By:   /s/  KENNETH R. FINEMAN
                                          --------------------------------------
                                          Kenneth R. Fineman
                                          V.P. Finance & Chief Financial Officer
                                          (Principal Financial Officer)