Form 10-Q
period 1997-12-31
INTERNATIONAL MICROCOMPUTER SOFTWARE INC /CA/
filed 1998-02-17
CIK 814929

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarter ended                       DECEMBER 31, 1997
                                                          -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________


                           Commission File No 0-15949
                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         CALIFORNIA                                           94-2862863
-------------------------------                            ----------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            identification No.)

1895 EAST FRANCISCO BLVD., SAN RAFAEL, CA                         94901
------------------------------------------                      ----------
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

                             YES [X]   NO [ ]


As of February 11, 1998, 5,630,184 shares of Registrant's Common Stock, no par value, were outstanding.

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES


                                      INDEX

                                                                                       Page
                                                                                       ----
PART I - FINANCIAL INFORMATION

Item 1.  Interim Consolidated Financial Statements
            Consolidated Balance Sheets at December 31, 1997 and  June 30, 1997          3
            Consolidated Statements of Operations for the three and six months ended
               December 31, 1997 and 1996                                                4
            Consolidated Statements of Cash Flows for the six months ended
               December 31, 1997 and 1996                                                5
            Notes to Consolidated Financial Statements                                  6-7

Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                               8-11


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                               12

Item 6.  Exhibits and Reports on Form 8-K                                                12

SIGNATURES                                                                               13

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                          DECEMBER 31, 1997    JUNE 30, 1997
                                                          -----------------    -------------

ASSETS
Current assets:
Cash and cash equivalents                                   $    976,000        $  1,126,000
Receivables, less allowances for doubtful
  accounts and returns of $3,686,000 and $2,943,000           10,643,000           7,535,000
Inventories, net                                               5,680,000           3,472,000
Prepaid royalties and licenses, net                            1,777,000           1,285,000
Deferred tax assets, net                                       1,170,000           1,473,000
Other current assets                                             672,000             478,000
                                                            ------------        ------------
     Total current assets                                     20,918,000          15,369,000
                                                            ------------        ------------

Furniture and equipment, net                                   2,473,000           1,694,000
Deferred tax assets, net                                       2,858,000             265,000
Capitalized software development costs, net                    1,574,000              92,000
Other assets, net                                                184,000             153,000
                                                            ------------        ------------
     Total assets                                           $ 28,007,000        $ 17,573,000
                                                            ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Credit line payable                                         $  4,315,000        $         --
Short term debt and other obligations                            487,000             402,000
Trade accounts payable                                         5,844,000           4,501,000
Current portion of notes payable                               1,987,000             558,000
Wages, benefits and sales tax payable                            703,000             515,000
Contracts payable                                              1,607,000           1,318,000
Income taxes payable                                             216,000             742,000
                                                            ------------        ------------
     Total current liabilities                                15,159,000           8,036,000

Long term debt and other obligations                           1,770,000           2,042,000
                                                            ------------        ------------
     Total liabilities                                        16,929,000          10,078,000

Shareholders' equity:
Common stock, no par value; 300,000,000 authorized;
issued and outstanding 5,594,341 and 5,128,759 shares         11,870,000           6,453,000
Retained earnings (accumulated deficit)                         (521,000)          1,373,000
Cumulative translation adjustment                                 14,000             (46,000)
Notes receivable from shareholders                              (285,000)           (285,000)
                                                            ------------        ------------
     Total shareholders' equity                               11,078,000           7,495,000
                                                            ------------        ------------
     Total liabilities and shareholders' equity             $ 28,007,000        $ 17,573,000
                                                            ============        ============


See Notes to Consolidated Financial Statements

           INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                           THREE MONTHS ENDED DECEMBER 31,
                                             ---------------------------------------------------------
                                                      1997                              1996
                                             -----------------------           -----------------------
Net revenues                                 $16,380,000       100.0%          $11,791,000       100.0%
Product costs                                  5,932,000        36.2%            5,124,000        43.5%
                                             -----------       -----           -----------       -----
Gross margin                                  10,448,000        63.8%            6,667,000        56.5%


Costs and expenses:
   Sales and marketing                         4,640,000        28.3%            3,234,000        27.4%
   General and administrative                  1,278,000         7.8%            1,216,000        10.3%
   Research and development                    2,390,000        14.6%            1,122,000         9.5%

   Write off of purchased research and dev.    6,367,000        22.0%
                                             -----------       -----           -----------       -----
      Total operating expenses                 8,308,000        50.7%            5,572,000        47.2%
                                             -----------       -----           -----------       -----
Operating income (loss)                        2,140,000        13.1%            1,095,000         9.3%
Other income (expense)                          (234,000)       (1.4)%              53,000         0.4%
                                             -----------       -----           -----------       -----
Income (loss) before taxes                     1,906,000        11.7%            1,148,000         9.7%
Provision (benefit) for income taxes             686,000         4.3%              442,000         3.7%
                                             -----------       -----           -----------       -----
Net income (loss)                            $ 1,220,000         7.4%          $   706,000         6.0%
                                             ===========       =====           ===========       =====
Basic earnings (loss) per share:             $      0.22                       $      0.14
                                             ===========                       ===========
Diluted earnings (loss) per share:           $      0.19                       $      0.12
                                             ===========                       ===========
 Shares used in computing basic
   earnings (loss) per share:                  5,570,000                         4,924,000
                                             ===========                       ===========
 Shares used in computing diluted
   earnings (loss) per share:                  6,572,000                         5,690,000
                                             ===========                       ===========


                                                             SIX MONTHS ENDED DECEMBER 31,
                                             ---------------------------------------------------------
                                                     1997                               1996
                                             -----------------------          ------------------------
Net revenues                                  28,891,000       100.0%           19,903,000       100.0%
Product costs                                 10,463,000        36.2%            8,120,000        40.8%
                                             -----------       -----          ------------      ------
Gross margin                                  18,428,000        63.8%           11,783,000        59.2%


Costs and expenses:
   Sales and marketing                         8,294,000        28.8%            5,710,000        28.7%
   General and administrative                  2,270,000         7.9%            2,070,000        10.4%
   Research and development                    4,025,000        13.9%            2,167,000        10.9%

   Write off of purchased research and dev.    6,367,000        22.0%                              0.0%
                                             -----------       -----          ------------      ------
      Total operating expenses                20,956,000        72.6%            9,947,000        50.0%
                                             -----------       -----          ------------      ------
Operating income (loss)                       (2,528,000)       (8.8)%           1,836,000         9.2%
Other income (expense)                          (431,000)       (1.5)%             (24,000)       (0.1)%
                                             -----------       -----          ------------      ------
Income (loss) before taxes                    (2,959,000)      (10.3)%           1,812,000         9.1%
Provision (benefit) for income taxes          (1,065,000)       (3.7)%             696,000         3.5%
                                             -----------       -----          ------------      ------
Net income (loss)                            $(1,894,000)       (6.6)%        $  1,116,000         5.6%
                                             ===========       =====          ============      ======
Basic earnings (loss) per share:             $     (0.35)                     $       0.23
                                             ===========                      ============
Diluted earnings (loss) per share:           $     (0.30)                     $       0.20
                                             ===========                      ============
 Shares used in computing basic
   earnings (loss) per share:                  5,377,000                         4,906,000
                                             ===========                      ============
 Shares used in computing diluted
   earnings (loss) per share:                  6,272,000                         5,585,000
                                             ===========                      ============


See Notes to Consolidated Financial Statements

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           SIX MONTHS ENDED DECEMBER 31,
                                                                          -------------------------------
                                                                             1997                1996
                                                                          -----------         -----------
Cash flows from operating activities:
  Net income (loss)                                                       $(1,894,000)        $ 1,116,000

  Adjustments to reconcile net income (loss) to net
     cash provided (used) by operating activities
       Depreciation and amortization                                          954,000             468,000
       Deferred taxes                                                      (2,290,000)               --
       Write-off of purchased in-process research and development           6,367,000                --
       Changes in operating assets and liabilities:
           Receivables, net                                                (2,923,000)         (2,627,000)
           Inventories                                                     (2,208,000)         (1,136,000)
           Prepaid royalties and licenses                                    (617,000)           (278,000)
           Other current assets                                              (194,000)            190,000
           Trade accounts payable                                           1,334,000           1,758,000
           Wages, benefits, and sales tax payable                              95,000              53,000
           Contracts payable                                                  262,000             651,000
            Income taxes payable                                             (525,000)            (10,000)
            Foreign currency translation                                       60,000             (20,000)
                                                                          -----------         -----------

  Net cash provided (used) by operating activities                         (1,579,000)            165,000
                                                                          -----------         -----------

Cash flows from investing activities:
  Purchase of equipment                                                    (1,086,000)           (242,000)
  Capitalized software development costs                                         --                25,000
  Acquisition of technology and assets                                     (1,556,000)               --
  Other                                                                       (16,000)               --
                                                                          -----------         -----------

  Net cash used by investing activities                                    (2,658,000)           (217,000)
                                                                          -----------         -----------

Cash flows from financing activities:
  Credit line borrowings                                                    6,170,000           1,435,000
  Credit line repayments                                                   (1,855,000)           (750,000)
  Term loan repayments                                                       (772,000)               --
  Capital lease and other obligations additions                               608,000            (344,000)
  Capital lease and other obligations repayment                              (242,000)               --
  Proceeds from issuance of common stock                                      178,000             281,000
                                                                          -----------         -----------

  Net cash provided by financing activities                                 4,087,000             622,000
                                                                          -----------         -----------

Net increase (decrease) in cash and cash equivalents                         (150,000)            572,000
Cash and cash equivalents at beginning of period                            1,126,000             387,000
                                                                          -----------         -----------
Cash and cash equivalents at end of the period                            $   976,000         $   957,000
                                                                          ===========         ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING
INFORMATION:
  Purchase of technology and assets in exchange for long-term debt        $   300,000

  Purchase of technology and assets in exchange for trade payables        $   383,000

  Purchase of technology and assets in exchange for notes payable         $ 1,034,000

  Purchase of technology and assets in exchange for common stock          $ 5,240,000                --


See Notes to Consolidated Financial Statements

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    BASIS OF PRESENTATION

The accompanying interim consolidated financial statements have been prepared from the records of International Microcomputer Software, Inc. and Subsidiaries (the "Company") without audit. In the opinion of management, all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows as of and for the periods ended December 31, 1997, and for all periods presented, have been made. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

The results of operations for the three and six months ended December 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


2.    INVENTORIES

Inventories are valued at the lower of cost or market, on a first-in, first-out basis, and consist of:


                              December 31, 1997     June 30, 1997
                              -----------------     -------------

Raw Materials                    $ 2,297,000         $ 1,379,000
Finished Goods                     3,734,000           2,252,000
                                 -----------         -----------
                                   6,031,000           3,631,000
Reserves for Obsolescence
                                    (351,000)           (159,000)
                                 -----------         -----------
                                 $ 5,680,000         $ 3,472,000
                                 ===========         ===========

3.    ACQUISITIONS

In the quarter ended September 30, 1997, the Company acquired the rights and related technologies to products in the CAD, diagramming and consumer categories from Corel Corporation, for stock and notes payable valued at $5,640,000. The total purchase price consisted of $5,000,000 in IMSI common stock (346,020 shares at $14.45 per share), and $640,000 in notes payable, which is due during fiscal year 1998. The Company allocated the purchase price as follows:
$5,044,000 was expensed to in-process research and development during the September 30, 1997 quarter, $517,000 to capitalized software to be amortized over 18 months and $79,000 to goodwill to be amortized over 36 months.

In the quarter ended September 30, 1997, the Company also acquired the technology and assets of MapLinx Corporation from Computer Concepts Corporation, the exclusive license of selected graphics technology from Quarterdeck, Inc., and MediaPaq, Inc., valued at $2,250,000. The total purchase price consisted of $240,000 in IMSI common stock (20,000 shares at $12.00 per share), cash of $1,233,500, notes payable of $233,500, which is due during fiscal year 1998, and the balance in various assumed liabilities. The Company allocated the purchase price as follows:
$1,323,000 was expensed to in-process research and development during the September 30, 1997 quarter, $914,000 to capitalized software to be amortized over 18 months and $13,000 to goodwill to be amortized over 36 months.

4.    NEW ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings per Share" (SFAS 128). The Company adopted SFAS 128 in the December 31, 1997 quarter as required, and restated earnings per share (EPS) data for prior periods to conform with SFAS 128.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the consolidated financial statements and the notes thereto and in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Form 10-K for the year ended June 30, 1997. This quarterly report on Form 10-Q, and in particular Management's Discussion and Analysis of Financial Condition and Results of Operations, may contain forward- looking statements regarding future events or the future performance of the Company that involve certain risks and uncertainties including those discussed on Form 10-K, as filed with the Securities and Exchange Commission ("SEC"). Actual events or the actual future results of the Company may differ materially from any forward-looking statements due to such risks and uncertainties. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. This analysis is not intended to serve as a basis for projection of future events.


RESULTS OF OPERATIONS

SUMMARY

The Company reported net income of $1,220,000 for the quarter ended December 31, 1997, compared to net income of $706,000 for the comparable quarter of 1996, representing an increase of $514,000 or 73%. The increase in net income was primarily a result of higher sales coupled with new product introductions. During the first quarter of fiscal 1998, the Company consummated four acquisitions in which approximately $6.4 million of in-process research and development costs were expensed. The Company reported operating income for the quarter ended December 31, 1997 of $2,140,000 or 13% of net revenues, compared to operating income of $1,095,000 or 9% of net revenues for the comparable quarter last year.


NET REVENUES

Net revenues for the three and six months ended December 31, 1997 were $16,380,000 and $28,891,000 respectively, compared to $11,791,000 and
$19,903,000 for the comparable periods in the previous year. Increased net revenues for the six months ended December 31, 1997, were fueled by several important releases, upgrades and continued sales from products including MasterPublisher(TM) 97, which has a web-publishing suite and professional tools for business desktop publishing users, FormTool(R) 97, the best-selling forms design software, WinDelete(TM) 97, which includes Internet technology and system management features, NetAccelerator(TM), an Internet speedup utility, as well as TurboProject(TM) Professional, a corporate version of TurboProject with top-down project management features. During the quarter ended December 31, 1997, IMSI released VoiceDirect(TM), speech recognition software, Family Heritage(TM), the genealogy software product recently acquired from Corel Corporation, and Graphics File Converter(TM). Extending the Company's best-selling line of clip art, IMSI began shipping its new MasterClips(R) lineup this quarter. Growth during the quarter was also a result of continued channel penetration both in the U.S. and internationally with localized versions on most product lines.

Net revenues from channel and OEM sales were $15,164,000 or 93% and $26,148,000 or 91% of net revenues for the three and six months ended December 31, 1997 and $10,457,000 or 89% and $17,173,000 or 86% of net revenues for the comparable periods in the previous year. Channel and OEM sales increased $4,707,000 or 45% and $8,975,000 or 52% for the three and six months ended December 31, 1997 from the comparable periods in the previous year. Net revenues from direct mail sales were $1,216,000 or 7% and $2,743,000 or 9% of net revenues for the three and six months ended December 31, 1997, compared to $1,334,000 or 11% and $2,730,000 or 14% of net revenues for the comparable periods in the previous year. Direct mail sales decreased $118,000 or 9% for the three months ended December 31, 1997 from the comparable period in the previous year. Direct mail sales remained relatively constant at $ 2.7 million for the six months ended December 31, 1997, compared with the same period in the previous year.

International net revenues were $7,480,000 or 46% and $11,707,000 or 41% of net revenues for the three and six months ended December 31, 1997, compared to $4,581,000 or 39% and $7,112,000 or 36% of net revenues for the comparable periods in the previous year. The increase in international sales of $2,899,000 or 63% and $4,595,000 or 65% of net revenues for the three and six months ended December 31, 1997 over the comparable periods in the previous year, was primarily the result of increased sales through the retail channel, particularly, in Germany and the United Kingdom, expansion into Latin American markets and new product introductions.

PRODUCT COSTS

Product costs, as a percentage of net revenues were $5,932,000 or 36% and $10,463,000 or 36% for the three and six months ended December 31, 1997, compared to $5,124,000 or 44% and $8,120,000 or 41% for the comparable periods in the previous year. The quarter over quarter percent decrease is primarily attributable to the continued improvement in gross margin over the last 12 to 15 months fueled in part by purchasing efficiencies and also stronger margins on certain sales. Amortization of capitalized software development costs and acquired software costs, and other amortization included in product costs were $387,000 and $647,000 for the three and six months ended December 31, 1997, compared to $260,000 and $117,000 for the comparable periods in the previous fiscal year.

SALES AND MARKETING

Sales and marketing expenses increased to $4,640,000 or 28% and $8,294,000 or 29% of net revenue for the three and six months ended December 31, 1997, compared to $3,234,000 or 27% and $5,710,000 or 29% for the comparable periods in the previous year. The quarter over previous year quarter increase of $1,406,000 or 43% is attributed to expenses associated with an increase in headcount.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased to $1,278,000 or 8% and $2,270,000 or 8% of net revenue for the three and six months ended December 31, 1997, compared to $1,216,000 or 10% and $2,070,000 or 10% of net revenue for the comparable periods in the previous year. The quarter over quarter percent decrease is primarily attributable to a higher net revenue base, and the fixed nature of general and administrative expenses.


RESEARCH AND DEVELOPMENT

Excluding the write-off of in-process research and development, research and development expense increased to $2,390,000 or 15% and $4,025,000 or 14% of net revenue for the three and six months ended December 31, 1997, compared to $1,122,000 or 10% and $2,167,000 or 11% of net revenue for the comparable periods in the previous year. The increase can be attributed to an increase in domestic headcount, the utilization of additional contractors and other third party development costs relating to the development and expansion of the Company's product offerings.

PROVISION FOR INCOME TAXES

The Company's provision (benefit) for income taxes were $686,000 and $(1,065,000) for the three and six months ended December 31, 1997, compared to $442,000 and $696,000 for the comparable periods in the previous year. The Company's effective tax rate for these periods is 36% and 38%, respectively. The reduction in tax provision percentage is primarily attributed to international tax restructuring.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its business primarily from operating revenues, short-term and long-term bank borrowings, capital leases and proceeds from the sale of stock. Working capital decreased to $5,759,000 at December 31, 1997, from $7,333,000 at June 30, 1997, resulting primarily from the increase in line of credit borrowing.

The Company has used cash generated from its financing activities to fund its working capital requirements and to acquire software products and capital equipment. The Company's operating activities used cash of $1,579,000, which was due to inventory buildup and royalty prepayments in the six months ended December 31, 1997, and provided cash of $165,000 for the comparable period in the previous year. The Company's investing activities used cash of $2,658,000 and $217,000 in the six months ended December 31, 1997 and 1996, respectively. These capital expenditures were primarily for the acquisition and development of software, trademarks and the purchase of capital equipment. At December 31, 1997, the Company had no material commitments for capital expenditures. Cash provided by financing activities were $4,087,000 and $622,000 for the quarters ended December 31, 1997 and 1996, respectively. Cash inflows from financing activities, for the six months ended December 31, 1997, were primarily the result of net line of credit borrowings of $4,315,000.

The Company had a credit agreement with a bank under which it can borrow the lesser of $6,000,000 or 25% of eligible inventory up to a cap of $500,000 and 80% of eligible accounts receivable, at the bank's index rate (8.5% at December 31, 1997). The line of credit agreement requires the Company to maintain certain financial ratios including net worth and working capital. This line of credit expires on October 31, 1998. Under terms of the agreement, all assets not subject to liens of other financial institutions have been pledged as collateral against the line of credit. As of December 31, 1997, the Company had $4,315,000 outstanding under this line of credit.

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

DATE: February 13, 1998             INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.





                                    By: /s/  MARTIN SACKS
                                        ----------------------------------------

                                        Martin Sacks
                                        President & Chief Executive Officer
                                        (Principal Executive Officer)


                                    By: /s/  KENNETH R. FINEMAN
                                        ----------------------------------------

                                        Kenneth R. Fineman
                                        V.P. Finance & Chief Financial Officer
                                        (Principal Financial Officer)