Form 10-Q
period 1998-03-31
INTERNATIONAL MICROCOMPUTER SOFTWARE INC /CA/
filed 1998-05-15
CIK 814929

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarter ended                               MARCH 31, 1998
                                                            --------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________


                         Commission File Number 0-15949
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

                                  YES [X]   NO [ ]


As of May 12, 1998, 5,663,309 shares of Registrant's common stock, no par value, were outstanding.

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES

                                      INDEX

                                                                                     Page
PART I - FINANCIAL INFORMATION

Item 1.  Interim Consolidated Financial Statements
                 Consolidated Balance Sheets at March 31, 1998 and  June 30, 1997      3

                 Consolidated Statements of Operations for the three and nine
                    months ended March 31, 1998 and 1997                               4

                 Consolidated Statements of Cash Flows for the nine months ended
                    March 31, 1998 and 1997                                            5

                 Notes to Consolidated Financial Statements                           6-10

Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                       11-20

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                   20

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                            21

Item 2.   Changes in Securities and Use of Proceeds                                    21

Item 3.   Defaults upon Senior Securities                                              21

Item 4.   Submission of Matters to a Vote of Security Holders                          21

Item 5.   Other Information                                                            21

Item 6.   Exhibits and Reports on Form 8-K                                             21


SIGNATURES                                                                             22


                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                              MARCH 31, 1998      JUNE 30, 1997
                                                              ------------       ------------
ASSETS
Current assets:
Cash and cash equivalents                                     $  1,277,000       $  1,126,000
Receivables, less allowances for doubtful
  accounts and returns of $3,493,000 and $2,943,000             13,543,000          7,535,000
Inventories, net                                                 6,046,000          3,472,000
Prepaid royalties and licenses, net                              2,251,000          1,285,000
Deferred tax assets, net                                         1,169,000          1,473,000
Other current assets                                               790,000            478,000
                                                              ------------       ------------
     Total current assets                                       25,076,000         15,369,000
                                                              ------------       ------------

Furniture and equipment, net                                     2,856,000          1,694,000
Deferred tax assets, net                                         2,907,000            265,000
Capitalized software development costs, net                      1,745,000             92,000
Other assets, net                                                  145,000            153,000
                                                              ------------       ------------
     Total assets                                             $ 32,729,000       $ 17,573,000
                                                              ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Credit line payable                                           $  6,000,000       $          -
Short-term debt and other obligations                              729,000            402,000
Trade accounts payable                                           7,496,000          4,501,000
Current portion of notes payable                                 1,609,000            558,000
Wages, benefits and sales tax payable                              669,000            515,000
Contracts payable                                                1,633,000          1,318,000
Income taxes payable                                               720,000            742,000
                                                              ------------       ------------
     Total current liabilities                                  18,856,000          8,036,000

Long-term debt and other obligations                             1,412,000          2,042,000
                                                              ------------       ------------
     Total liabilities                                          20,268,000         10,078,000

Shareholders' equity:
Common stock, no par value; 300,000,000 authorized;
  issued and outstanding 5,656,858 and 5,128,759 shares,
  respectively                                                  12,174,000          6,453,000
Retained earnings                                                  624,000          1,373,000
Cumulative translation adjustment                                  (52,000)           (46,000)
Notes receivable from shareholders                                (285,000)          (285,000)
                                                              ------------       ------------
     Total shareholders' equity                                 12,461,000          7,495,000
                                                              ------------       ------------

     Total liabilities and shareholders' equity               $ 32,729,000       $ 17,573,000
                                                              ============       ============

See Notes to Consolidated Financial Statements

           INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED MARCH 31,                 NINE MONTHS ENDED MARCH 31,
                                                        ----------------------------                ----------------------------
                                                 1998                            1997                           1998
                                      ----------------------------   ----------------------------   ----------------------------
Net revenues                          $ 16,671,000           100.0%  $ 10,489,000           100.0%  $ 45,562,000           100.0%
Product costs                            6,770,000            40.6%     4,326,000            41.2%    17,233,000            37.8%
                                      ------------   -------------   ------------   -------------   ------------   -------------
Gross margin                             9,901,000            59.4%     6,163,000            58.8%    28,329,000            62.2%

Costs and expenses:
   Sales and marketing                   4,475,000            26.8%     2,961,000            28.2%    12,770,000            28.0%
   General and administrative            1,302,000             7.8%       997,000             9.5%     3,572,000             7.9%
   Research and development              2,230,000            13.4%     1,151,000            11.0%     6,254,000            13.7%
   Write-off of purchased
   in-process research
   and development                                                                                     6,367,000            14.0%
                                      ------------   -------------   ------------   -------------   ------------   -------------
      Total operating expenses           8,007,000            48.0%     5,109,000            48.7%    28,963,000            63.6%


                                      ------------   -------------   ------------   -------------   ------------   -------------
Operating income (loss)                  1,894,000            11.4%     1,054,000            10.0%      (634,000)          -1.4%


Other expense, net                        (105,000)          -0.6%        (32,000)          -0.3%       (536,000)          -1.1%


                                      ------------   -------------   ------------   -------------   ------------   -------------
Income (loss) before taxes               1,789,000            10.8%     1,022,000             9.7%    (1,170,000)          -2.5%


Provision (benefit) for income taxes       644,000             3.9%       400,000             3.8%      (421,000)          -0.9%


                                      ------------   -------------   ------------   -------------   ------------   -------------
Net income (loss)                     $  1,145,000             6.9%  $    622,000             5.9%  $   (749,000)          -1.6%
                                      ============   =============   ============   =============   ============   =============

Basic earnings  (loss) per share      $       0.20                   $       0.12                   ($     0.14)
                                      ============                   ============                   ============

Diluted earnings (loss)  per share    $       0.18                   $       0.11                   ($      0.14)
                                      ============                   ============                   ============

 Shares used in computing basic
   earnings (loss) per share             5,631,000                      4,978,000                      5,461,000
                                      ============                   ============                   ============

 Shares used in
computing diluted
   earnings (loss) per share             6,506,000                      5,804,000                      5,461,000
                                      ============                   ============                   ============


                                       NINE MONTHS ENDED MARCH 31,
                                       ----------------------------
                                                   1997
                                       ----------------------------
Net revenues                           $ 30,393,000           100.0%
Product costs                            12,447,000            41.0%
                                       ------------   -------------
Gross margin                             17,946,000            59.0%

Costs and expenses:
   Sales and marketing                    8,671,000            28.5%
   General and administrative             3,067,000            10.1%
   Research and development               3,318,000            10.9%
   Write-off of purchased
   in-process research
   and development
                                       ------------   -------------
      Total operating expenses           15,056,000            49.5%


                                       ------------   -------------
Operating income (loss)                   2,890,000             9.5%


Other expense, net                          (56,000)          -0.2%


                                       ------------   -------------
Income (loss) before taxes                2,834,000             9.3%


Provision (benefit) for income taxes      1,096,000             3.6%


                                       ------------   -------------
Net income (loss)                      $  1,738,000             5.7%
                                       ============   =============

Basic earnings  (loss) per share       $       0.36
                                       ============

Diluted earnings (loss)  per share     $       0.31
                                       ============

 Shares used in computing basic
   earnings (loss) per share              4,849,000
                                       ============

 Shares used in
computing diluted
   earnings (loss) per share           5,578,000
                                       ============


See Notes to Consolidated Financial Statements

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                               NINE MONTHS ENDED MARCH 31,
                                                                                 1998              1997
                                                                             -----------       -----------
Cash flows from operating activities:
   Net income (loss)                                                         $  (749,000)      $ 1,738,000
   Adjustments to reconcile net income (loss) to net
   cash used by operating activities
 Depreciation and amortization                                                 1,566,000           702,000
 Deferred taxes                                                               (2,338,000)
 Write-off of purchased in-process research and development                    6,367,000
 Changes in operating assets and liabilities:
   Receivables, net                                                           (6,008,000)       (2,975,000)
   Inventories, net                                                           (2,574,000)       (1,382,000)
   Prepaid royalties and licenses, net                                          (966,000)         (354,000)
   Other current assets                                                         (312,000)           83,000
   Trade accounts payable                                                      2,899,000         1,941,000
   Wages, benefits and sales tax payable                                         154,000           164,000
   Contracts payable                                                             315,000           734,000
   Income taxes payable                                                          (22,000)         (763,000)
   Foreign currency translation                                                   (6,000)         (120,000)
                                                                             -----------       -----------

  Net cash used by operating activities                                       (1,674,000)         (232,000)
                                                                             -----------       -----------

Cash flows from investing activities:
   Purchase of equipment                                                        (625,000)         (260,000)
   Additions to capitalized software development costs                        (2,257,000)          (58,000)
   Other                                                                         (14,000)
                                                                             -----------       -----------

  Net cash used by investing activities                                       (2,896,000)         (318,000)
                                                                             -----------       -----------

Cash flows from financing activities:
   Credit line borrowings                                                      8,410,000         4,180,000
   Credit line repayments                                                     (2,410,000)       (2,435,000)
   Term loan repayments                                                         (378,000)
   Capital lease and other obligations repayment                              (1,286,000)         (905,000)
   Proceeds from issuance of common stock                                        385,000           303,000
   Other                                                                                           154,000
                                                                             -----------       -----------

  Net cash provided by financing activities                                    4,721,000         1,297,000
                                                                             -----------       -----------

Net increase in cash and cash equivalents                                        151,000           747,000
Cash and cash equivalents at beginning of period                               1,126,000           387,000
                                                                             -----------       -----------
Cash and cash equivalents at end of the period                               $ 1,277,000       $ 1,134,000
                                                                             ===========       ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING INFORMATION:
   Purchase of equipment through capital leases                              $ 1,042,000       $   518,000
   Acquisition of products and in-process technologies in exchange for:
     Long-term debt                                                          $   300,000
     Trade accounts payable                                                  $   383,000
     Notes payable                                                           $ 1,034,000
     Common stock                                                            $ 5,240,000



See Notes to the Consolidated Financial Statements

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    BASIS OF PRESENTATION

The accompanying interim consolidated financial statements have been prepared from the records of International Microcomputer Software, Inc. and Subsidiaries (the "Company") without audit. In the opinion of management, all adjustments, which consist only of normal recurring adjustments (other than those described below), necessary to present fairly the financial position, results of operations and cash flows as of and for the periods ended March 31, 1998, and for all periods presented, have been made. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

The results of operations for the three and nine months ended March 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Certain reclassifications have been made to prior periods to conform to the presentation as of and for the periods ended March 31, 1998.

2.    INVENTORIES

Inventories consist primarily of CD ROMs, diskettes, manuals, hardware, freight-in, production costs and packing supplies for the Company's software products. Inventories are valued at the lower of cost or market, on a first-in, first-out basis, and consist of:


                              March 31, 1998    June 30, 1997
                              --------------       -----------
Raw materials                  $ 2,945,000       $ 1,379,000
Finished goods                   3,721,000         2,252,000
                               -----------       -----------
                                 6,666,000         3,631,000
Reserves for obsolescence         (620,000)         (159,000)
                               -----------       -----------
                               $ 6,046,000       $ 3,472,000
                               ===========       ===========

The Company evaluates the estimated net realizable value of inventories at each balance sheet date and records writedowns to net realizable value and reserves for obsolescence for any finished goods or raw materials for which the carrying value is in excess of the estimated net realizable value.

3.     CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Costs incurred in the initial design phase of software development are expensed as incurred as research and development. Once the point of technological feasibility is reached, direct production costs are capitalized. The Company ceases capitalizing computer software costs when the product is available for general release to customers. Costs associated with acquired completed software are capitalized.

Capitalized software development costs, net were $1,745,000 and $92,000 at March 31, 1998 and June 30, 1997, respectively. This increase in capitalized software development costs was primarily due to the acquisitions of completed software of $1,431,000 discussed in Notes 4, 6, 7, and 8.

The Company amortizes capitalized software development costs on a product-by-product basis. The amortization for each product is the greater of the amount computed using (a) the ratio of current gross revenues to the total of current and anticipated future gross revenues for the product or (b) 18 months. In addition, the Company evaluates the net realizable value of each software product at each balance sheet date and records writedowns to net realizable value for any products for which the carrying value is in excess of the estimated net realizable value.

4.   ACQUISITION OF PRODUCTS AND IN-PROCESS TECHNOLOGIES FROM COREL CORPORATION

On September 30, 1997, the Company acquired the rights to three completed products (Corel(R)Flow, Lumiere(TM) and Family Heritage(TM)(formerly, Corel Family Tree(TM))) and four in-process technologies (CorelCAD(TM), Corel Click and Create(TM), Visual CADD(TM) and Corel Personal Architect(TM)) in the CAD, diagramming and consumer categories from Corel (the "Acquisition"), for $5,000,000 in IMSI common stock (346,020 shares valued at approximately $14.45 per share) and $640,000 in notes payable due in two installments, $140,000 due in March 1998 (which has not yet been paid), and $500,000 due in September 1998. The Company allocated the $5,640,000 as follows, based upon management's estimates of future cash flows and costs to enable such technologies to reach technological feasibility and upon a valuation:

        - $5,044,000 relating to the four in-process technologies was expensed as purchased in-process research and development in the quarter ended September 30, 1997. At the time of the Acquisition, the Company determined that the technological feasibility of the four in-process technologies had not yet been established and that, as of September 30, 1997, such technologies had no alternative future uses.

        - $517,000 relating to the three completed products was allocated to capitalized software ($206,000 of which was attributable to the Family Heritage product, see Note 5) to be amortized over the shorter of the life of the products' respective expected revenues or 18 months, pursuant to the Company's amortization policy for capitalized software development costs discussed in
                Note 3.

        -       $79,000 was allocated to goodwill to be amortized over 3 years.

From the Acquisition through March 31, 1998, the Company spent approximately $600,000 on research and development, and it expects to spend an additional approximately $300,000 on research and development through May 31, 1998 to have the four in-process technologies reach technological feasibility. The Company released one product in March 1998, and plans to release the remaining three products in the fourth quarter of fiscal 1998 or the first quarter of fiscal 1999. However, there can be no assurance that such technologies will reach technological feasibility within the foregoing time frames or at all, or that, if such products are released, they will obtain market acceptance or generate significant sales revenues for the Company.

5.   SALE OF FAMILY HERITAGE PRODUCT

On March 13, 1998, the Company sold the rights to Family Heritage, one of the completed products acquired from Corel, to Mindscape(R), Inc. (which was subsequently acquired by The Learning Company(R)) for a purchase price of $2,500,000 (plus $115,000 for inventories and prepaid royalties). The purchase price was split into four equal payments of $625,000, the first of which was paid upon closing. The remaining $625,000 payments are due July 15, 1998, October 15, 1998, and January 15, 1999, pursuant to the sale agreement with Mindscape. However, no separate notes payable for such amounts were issued by Mindscape. The Company recognized a net gain on such sale of $409,000 which was included in net revenues in the quarter ended March 31, 1998. The remaining amounts due, which total $1,875,000, will be recognized as revenues upon receipt of cash payments from Mindscape.

6. ACQUISITION OF PRODUCTS AND IN-PROCESS TECHNOLOGIES FROM QUARTERDECK CORPORATION

On July 1, 1997, the Company acquired certain products and in-process technologies from Quarterdeck(R) for a cash payment of $1,000,000. Based upon the Company's estimates of future cash flows and costs to have certain of these technologies reach technological feasibility and based upon a valuation, the Company allocated the purchase price as follows:

        - $517,000 was allocated to purchased in-process research and development. At the time of the acquisition, management believed that technological feasibility of certain of the acquired technologies had not yet been established and that, as of July 1, 1997, these technologies had no alternative future uses. See
                Note 8.

        - $483,000 was allocated to capitalized software to be amortized over the shorter of the life of the products' expected revenues or 18 months, pursuant to the Company's amortization policy for capitalized software development costs discussed in Note 3.

7.   ACQUISITION OF PRODUCTS AND IN-PROCESS TECHNOLOGIES FROM MAPLINX
     CORPORATION

On July 1, 1997, the Company acquired certain products and in-process technologies from MapLinx(R) Corporation for a total purchase price of $850,000 as follows: $233,500 in cash, a note payable for $233,500 and $383,000 in assumed net liabilities. Based upon the Company's estimates of future cash flows and costs to have certain technologies reach technological feasibility and based upon a valuation, the Company allocated the purchase price as follows:

        - $506,000 was allocated to purchased in-process research and development. At the time of the acquisition, management believed that technological feasibility of certain of the acquired technologies had not yet been established and that, as of July 1, 1997, these technologies had no alternative future uses. See
                Note 8.

        - $331,000 was allocated to capitalized software to be amortized over the shorter of the life of the products' expected revenues or 18 months, pursuant to the Company's amortization policy for capitalized software development costs discussed in Note 3.

        - $13,000 was allocated to goodwill to be amortized over three years.

8. ACQUISITION OF MEDIAPAQ, INC. AND RESEARCH AND DEVELOPMENT EXPENDITURES FOR IN-PROCESS TECHNOLOGIES ACQUIRED FROM MEDIAPAQ, QUARTERDECK AND MAPLINX

On August 22, 1997, the Company acquired 100% of the common stock of MediaPaq(TM) for a total purchase price of $400,000 as follows: $240,000 in IMSI common stock (20,000 shares at $12.00 per share) and $160,000 in assumed liabilities. Based upon the Company's estimates of future cash flows and costs to have certain of MediaPaq's products and in-process technologies reach technological feasibility, the Company allocated the purchase price as follows:

        - $300,000 was allocated to purchased in-process research and development. At the time of the acquisition, management believed that technological feasibility of certain of the acquired technologies had not yet been established and that, as of July 1, 1997, these technologies had no alternative future uses.

        - $100,000 was allocated to capitalized software to be amortized over the shorter of the products' expected revenues or 18 months, pursuant to the Company's amortization policy for capitalized software development costs discussed in Note 3.

For the periods from the respective acquisition dates (July 1, 1997 and August 22, 1997) of the products and in-process technologies from Quarterdeck Corporation (see Note 6), MapLinx Corporation (see Note 7) and MediaPaq, Inc. until March 31, 1998, the Company spent approximately $300,000 on research and development to have the acquired in-process technologies reach technological feasibility. Certain of the acquired technologies reached technological feasibility and the related products were released in the quarter ended March 31, 1998.

9.   NEW BANK LINE OF CREDIT AND NEW TERM LOAN

On May 4, 1998, the Company entered into a new line of credit agreement with a bank under which it can borrow the lesser of $10,000,000 or 80% of eligible accounts receivable, at the bank's reference rate plus 1/2 % or LIBOR plus 2%, at the Company's option. The line of credit agreement requires the Company to comply with certain financial covenants including maintenance of net worth and working capital requirements. Under the terms of the agreement, all assets not subject to liens of other financial institutions have been pledged as collateral against the line of credit. The credit line expires October 31, 1999. On May 4, 1998, the Company also secured a term loan from the same bank in the amount of $1,500,000, to be repaid in eight equal quarterly installments of $187,500 plus interest. The interest rate is the bank's reference rate plus 1/2 % or LIBOR plus 2%, at the Company's option. The term loan matures on April 30, 2000.

On May 4, 1998 the Company borrowed $1,500,000 under the term loan, and approximately $7,800,000 under the credit line. The Company selected 90-day LIBOR (5.69% on May 4, 1998) +2% as the interest rate option for both the line of credit and the term loan. The Company used a portion of the proceeds from these borrowings to repay the amounts outstanding under its previous bank line of credit and previous term loan, which were then terminated.

10.   BASIC AND DILUTED EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). The Company adopted SFAS 128 in the December 31, 1997 quarter, as required, and restated earnings per share ("EPS") data for prior periods to conform with requirements of SFAS 128.

Basic EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable as a result of the exercise or conversion of stock options, restricted stock warrants or other convertible securities. Diluted securities for the nine month period ended March 31, 1998 have not been included in the table below because their inclusion would be anti-dilutive.

Net income (loss) and the weighted average numbers of shares outstanding (denominator) used to calculate basic earnings per share are reconciled to the numbers of shares used in calculating diluted earnings per share as follows:

                                        Three Months Ended March 31,        Nine Months Ended March 31,
                                        ----------------------------        ---------------------------
                                           1998              1997            1998              1997
                                        -----------      -----------      -----------       -----------
Net Income (loss)                       $ 1,145,000      $   622,000      $  (749,000)      $ 1,738,000
                                        -----------      -----------      -----------       -----------

Shares used to compute basic EPS          5,631,000        4,978,000        5,461,000         4,849,000
Add effect of dilutive securities:
  Stock options                             875,000          826,000               --           729,000
                                        -----------      -----------      -----------       -----------
Shares used to compute diluted EPS        6,506,000        5,804,000        5,461,000         5,578,000
                                        ===========      ===========      ===========       ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the consolidated financial statements and the notes thereto and in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Form 10-K for the year ended June 30, 1997 (the "Form 10-K"). This quarterly report on Form 10-Q, and in particular Management's Discussion and Analysis of Financial Condition and Results of Operations, may contain forward-looking statements regarding future events or the future performance of the Company that involve certain risks and uncertainties including those discussed in the "Other Factors that May Affect Future Operating Results" section of this Form 10-Q, as well as in the Company's Form 10-K, as filed with the Securities and Exchange Commission ("SEC"). Actual events or the actual future results of the Company may differ materially from any forward-looking statements due to such risks and uncertainties. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. This analysis is not intended to serve as a basis for projection of future events.

OVERVIEW AND SUMMARY OF RESULTS

IMSI is a leading developer and publisher of PC productivity software in the business applications, utility and digital image categories targeted primarily to small- and medium-sized businesses and consumers. The Company sells software in 13 languages in 60 countries, and sold approximately 1.3 million units in the first nine months of fiscal 1998. The Company's best-known product families include TurboCAD(R) in the business applications category, WinDelete(R) in the utilities category and MasterClips(R) in the digital image category.

The Company focuses on developing and marketing productivity software in categories that extend the basic functionality of PCs beyond the word processing, spreadsheet, e-mail and database applications offered by standard office productivity software suites. The Company's products enhance PC functionality by providing capabilities in areas such as precision drawing, forms automation, project management, scheduling and voice recognition. The Company seeks to create product franchises by developing, licensing or acquiring products in growing categories where it believes it can capture market share with better technology, lower prices or its extensive distribution network. The Company targets PC applications that appeal to a broad variety of users, particularly small- to medium-sized businesses in categories underserved by major software vendors. The Company distributes its products worldwide primarily through the retail channel.

The Company reported net revenues for the three and nine month periods ended March 31, 1998 of $16,671,000 and $45,562,000 respectively, compared to $10,489,000 and $30,393,000 for the comparable periods in the previous year, representing increases of 59% and 50%, respectively, due primarily to new product releases and upgrades. The Company reported net income of $1,145,000 or $0.18 per share on a diluted basis for the quarter ended March 31, 1998, compared to net income of $622,000 or $0.11 per share on a diluted basis for the comparable quarter of 1997, representing an increase of $523,000 or 84%. The Company reported a net loss of $749,000 or ($0.14) per share on a diluted basis for the nine month period ended March 31, 1998, compared to net income of $1,738,000 or $0.31 per share on a diluted basis for the nine month period ended March 31, 1997 due to the write-off of in-process research and development as described below. Excluding such write-off of in-process research and development costs, the Company would have reported operating income for the nine month period ended March 31,

1998 of $5,733,000 or 13% of net revenues, compared to operating income of $2,890,000 or 10% of net revenues for the comparable period last in the previous fiscal year.

During the first quarter of fiscal 1998, the Company made four acquisitions consisting of products and in-process technologies. The total purchase price for such acquisitions was approximately $7.9 million, of which approximately $6.4 million was expensed as in-process research and development costs, approximately $1.4 million was recorded as capitalized software and approximately $.1 million was recorded as goodwill.

ACQUISITIONS AND SALES TRANSACTIONS

Acquisition of Products and In-Process Technologies from Corel

On September 30, 1997, the Company acquired the rights to three completed products (Corel Flow, Lumiere and Family Heritage (formerly, Corel Family Tree)) and four in-process technologies (CorelCAD, Corel Click and Create, Visual CADD and Corel Personal Architect) in the CAD, diagramming and consumer categories from Corel (the "Acquisition"), for $5,000,000 in IMSI common stock (346,020 shares valued at approximately $14.45 per share) and $640,000 in notes payable due in two installments, $140,000 due in March 1998 (which has not yet been paid), and $500,000 due in September 1998. The Company allocated the $5,640,000 as follows, based upon management's estimates of future cash flows and costs to enable such technologies to reach technological feasibility and upon a valuation:

        - $5,044,000 relating to the four in-process technologies was expensed as purchased in-process research and development in the quarter ended September 30, 1997. At the time of the Acquisition, the Company determined that the technological feasibility of the four in-process technologies had not yet been established and that, as of September 30, 1997, such technologies had no alternative future uses.

        - $517,000 relating to the three completed products was allocated to capitalized software ($206,000 of which was attributable to the Family Heritage product, see Note 5 of Notes to Consolidated Financial Statements) to be amortized over the shorter of the life of the products' respective expected revenues or 18 months, pursuant to the Company's amortization policy for capitalized software development costs discussed in Note 3 of Notes to Consolidated Financial Statements.

        -       $79,000 was allocated to goodwill to be amortized over 3 years.

From the Acquisition through March 31, 1998, the Company spent approximately $600,000 on research and development, and it expects to spend an additional approximately $300,000 on research and development through May 31, 1998 to have the four in-process technologies reach technological feasibility. The Company released one product in March 1998, and plans to release the remaining three products in the fourth quarter of fiscal 1998 or the first quarter of fiscal 1999. However, there can be no assurance that such technologies will reach technological feasibility within the foregoing time frames or at all, or that, if such products are released, they will obtain market acceptance or generate significant sales revenues for the Company.

Sale of Family Heritage Product

On March 13, 1998, the Company sold the rights to Family Heritage, one of the completed products acquired from Corel, to Mindscape, Inc. (which was subsequently acquired by The Learning Company) for a purchase price of $2,500,000 (plus $115,000 for inventories and prepaid royalties). The purchase price was split into four equal payments of $625,000, the first of which was paid upon closing. The remaining $625,000 payments are due July 15, 1998, October 15, 1998, and January 15, 1999, pursuant to the sale agreement with Mindscape. However, no separate notes payable for such amounts were issued by Mindscape. The Company recognized a net gain on such sale of $409,000 which was included in net revenues in the quarter ended March 31, 1998. The remaining amounts due, which total $1,875,000, will be recognized as revenues upon receipt of cash payments from Mindscape.

Acquisition of Products and In-Process Technologies from Quarterdeck Corporation

On July 1, 1997, the Company acquired certain products and in-process technologies from Quarterdeck for a cash payment of $1,000,000. Based upon the Company's estimates of future cash flows and costs to have certain of these technologies reach technological feasibility and based upon a valuation, the Company allocated the purchase price as follows:

        - $517,000 was allocated to purchased in-process research and development. At the time of the acquisition, management believed that technological feasibility of certain of the acquired technologies had not yet been established and that, as of July 1, 1997, these technologies had no alternative future uses. See
                Note 8 of Notes to Consolidated Financial Statements.

        - $483,000 was allocated to capitalized software to be amortized over the shorter of the life of the products' expected revenues or 18 months, pursuant to the Company's amortization policy for capitalized software development costs discussed in Note 3 of Notes to Consolidated Financial Statements.

Acquisition of Products and In-Process Technologies from MapLinx Corporation

On July 1, 1997, the Company acquired certain products and in-process technologies from MapLinx Corporation for a total purchase price of $850,000 as follows: $233,500 in cash, a note payable for $233,500 and $383,000 in assumed net liabilities. Based upon the Company's estimates of future cash flows and costs to have certain technologies reach technological feasibility and based upon a valuation, the Company allocated the purchase price as follows:

        - $506,000 was allocated to purchased in-process research and development. At the time of the acquisition, management believed that technological feasibility of certain of the acquired technologies had not yet been established and that, as of July 1, 1997, these technologies had no alternative future uses. See
                Note 8 of Notes to Consolidated Financial Statements.

        - $331,000 was allocated to capitalized software to be amortized over the shorter of the life of the products' expected revenues or 18 months, pursuant to the Company's amortization policy for capitalized software development costs discussed in Note 3 of Notes to Consolidated Financial Statements.

        - $13,000 was allocated to goodwill to be amortized over three years.

Acquisition of MediaPaq, Inc. and Research and Development Expenditures for In-Process Technologies Acquired from MediaPaq, Quarterdeck and MapLinx


On August 22, 1997, the Company acquired 100% of the common stock of MediaPaq for a total purchase price of $400,000 as follows: $240,000 in IMSI common stock (20,000 shares at $12.00 per share) and $160,000 in assumed liabilities. Based upon the Company's estimates of future cash flows and costs to have certain of MediaPaq's products and in-process technologies reach technological feasibility, the Company allocated the purchase price as follows:

        - $300,000 was allocated to purchased in-process research and development. At the time of the acquisition, management believed that technological feasibility of certain of the acquired technologies had not yet been established and that, as of July 1, 1997, these technologies had no alternative future uses.

        - $100,000 was allocated to capitalized software to be amortized over the shorter of the products' expected revenues or 18 months, pursuant to the Company's amortization policy for capitalized software development costs discussed in Note 3 of Notes to Consolidated Financial Statements.

For the periods from the respective acquisition dates (July 1, 1997 and August 22, 1997) of the products and in-process technologies from Quarterdeck Corporation (see Note 6 of Notes to Consolidated Financial Statements), MapLinx Corporation (see Note 7 of Notes to Consolidated Financial Statements) and MediaPaq, Inc. until March 31, 1998, the Company spent approximately $300,000 on research and development to have the acquired in-process technologies reach technological feasibility. Certain of the acquired technologies reached technological feasibility and the related products were released in the quarter ended March 31, 1998.

RESULTS OF OPERATIONS

NET REVENUES

Net revenues for the three and nine month periods ended March 31, 1998 were $16,671,000 and $45,562,000, respectively, compared to $10,489,000 and
$30,393,000 for the comparable periods in the previous fiscal year, representing increases of 59% and 50%, respectively, due primarily to new product releases and upgrades. During the quarter ended March 31, 1998, IMSI's significant new product releases and upgrades included TurboCAD v5, TurboCAD Solid Modeler, TurboCAD 3D Modeler, MasterClips 303,000, MasterPhotos(TM) Studio, HiJaak(R) Pro 4.5, MapLinx Professional, Web Business Builder(TM), RAM Shield(TM) and Easy Language(TM) 25 World Languages. Growth during the three and nine month periods ended March 31, 1998 was also a result of continued channel penetration both in the U.S. and internationally with localized versions on most product lines.

Net revenues in absolute dollars and as a percentage of total net revenues for each of the Company's principal product categories were as follows for the periods indicated:

                                  Three Months Ended March 31,                         Nine Months Ended March 31,
                                  ----------------------------                         ---------------------------
                                1998                       1997                       1998                      1997
                                ----                       ----                       ----                      ----
Business Applications          $ 5,983,000      36%       $ 2,471,000     23%       $17,113,000      37%      $ 8,589,000     28%
Utilities                        4,497,000      27%         1,545,000     15%        10,029,000      22%        3,651,000     12%
Digital images                   3,701,000      22%         5,735,000     55%        14,000,000      31%       15,722,000     52%
Other products                   2,490,000      15%           738,000      7%         4,420,000      10%        2,431,000      8%
                                 ---------      --            -------      -          ---------      --         ---------      -
Total                          $16,671,000     100%       $10,489,000    100%       $45,562,000     100%      $30,393,000    100%
                               ===========     ===        ===========    ===        ===========     ===       ===========    ===


Net revenues in the business applications category for the three and nine month periods ended March 31, 1998 increased by $3,512,000 and $8,524,000, or 142% and 99%, respectively from the comparable periods of fiscal 1997. For the three month period, this increase was due primarily to higher sales of TurboCAD, TurboCAD Professional and MapLinx. For the nine month period, this increase was due primarily to higher sales of TurboCAD Professional, HiJaak, MapLinx and FloorPlan(R).

Net revenues in the utilities category for the three and nine month periods ended March 31, 1998 increased by $2,952,000 and $6,378,000, or 191% and 175%, respectively from the comparable periods of fiscal 1997. For the three month period, this increase was due primarily to higher sales of VoiceDirect(TM), NetAccelerator(TM) and WinDelete Deluxe. For the nine month period, this increase was due primarily to higher sales of VoiceDirect and NetAccelerator.

Net revenues in the digital image category for the three and nine month periods ended March 31, 1998 decreased by $2,034,000 and $1,722,000, or 35% and 11%, respectively from the comparable periods of fiscal 1997. For both the three and nine month periods, the Company believes that this decrease was due primarily to increased competition in this category, resulting in lower average selling prices for the Company's MasterClips line of products.

Net revenues in the other products category for the three and nine month periods ended March 31, 1998 increased by $1,752,000 and $1,989,000, or 237% and 82%, respectively from the comparable periods of fiscal 1997. For the both the three and nine month periods, this increase was due primarily to higher sales of products in the Company's Easy Language product line. For the three month period ended March 31, 1998, the Company's sale of Family Heritage to Mindscape, Inc. also contributed to the increase.

Net revenues from retail sales were $15,380,000 or 92% and $41,227,000 or 90% of net revenues for the three and nine month periods ended March 31, 1998, compared to $9,763,000 or 93% and $26,935,000 or 89% of net revenues for the comparable periods in the previous fiscal year. Net revenues from direct mail sales were $1,291,000 or 8% and $4,335,000 or 10% of net revenues for the three and nine month periods ended March 31, 1998, compared to $726,000 or 7% and $3,458,000 or 11% of net revenues for the comparable periods in the previous fiscal year. Net revenues from retail sales for the three and nine month periods ended March 31, 1998 increased by 58% and 53%, respectively from the comparable periods of fiscal 1997, while net revenues from direct mail sales for the three and nine month periods ended March 31, 1998 increased by 78% and 25%, respectively from the comparable periods of fiscal 1997. This growth in both retail and direct mail sales was a result of continued channel penetration both in the U.S. and internationally, as well as strong direct mail revenues from new product releases and upgrades.

Net revenues from domestic sales were $11,046,000 or 66% and $28,229,000 or 62% of net revenues for the three and nine month periods ended March 31, 1998, compared to $6,604,000 or 63% and $17,966,000 or 59% of net revenues for the comparable periods in the previous fiscal year. Net revenues from international sales were $5,625,000 or 34% and $17,333,000 or 38% of net revenues for the three and nine month periods ended March 31, 1998, compared to $3,885,000 or 37% and $12,427,000 or 41% of net revenues for the comparable periods in the previous fiscal year. Net revenues from domestic sales for the three and nine month periods ended March 31, 1998 increased by 67% and 57%, respectively from the comparable periods of fiscal 1997, while net revenues from international sales for the three and nine month periods ended March 31, 1998 increased by 45% and 39%, respectively from the comparable periods of fiscal 1997. This growth in both domestic and international sales was a result of continued channel penetration in the U.S., as well as strong international revenues through the retail channel, particularly in Germany, expansion into Latin American markets and new product introductions.

The Company's international net revenues in the nine month period ended March 31, 1998 were generated primarily from Germany, the United Kingdom and Australia. Although the Company believes that the risks associated with transactions in foreign currencies are mitigated by diversified exposure to multiple currencies, the Company's operating results may be affected by the risks customarily associated with international operations, including a devaluation of the U.S. dollar, increases in duty rates, exchange or price controls, longer collection cycles, government regulations, political instability and changes in international tax laws.

PRODUCT COSTS

Product costs as a percentage of net revenues were 41% and 38% of revenues for the three and nine month periods ended March 31, 1998, compared to 41% for both of the comparable periods in the previous fiscal year. The improvements in the nine month period in gross margin are primarily attributable to purchasing efficiencies, better bill-of-material management and a product mix that yields a higher gross margin. Amortization of capitalized software development costs, and other amortization included in product costs were $408,000 and $1,055,000 for the three and nine month periods ended March 31, 1998, compared to $105,000 and $324,000 for the comparable periods in the previous fiscal year.

SALES AND MARKETING

Sales and marketing expenses increased from $2,961,000 to $4,475,000 for the three month periods ended March 31, 1997 and March 31, 1998, respectively, and from $8,671,000 to $12,770,000 for the nine month periods ended March 31, 1997 and March 31, 1998, respectively. These increases are primarily due to increases required to support a higher level of sales, including increased headcount, additional cooperative advertising and increased commissions. Sales and marketing expenses as a percentage of net revenues decreased from 28% to 27% of net revenues for the three month periods ended March 31, 1997 and March 31, 1998, respectively, and from 29% to 28% for the nine month periods ended March 31, 1997 and March 31, 1998, respectively. The slight decline in sales and marketing expenses as a percentage of net revenues reflects continuing improvements and efficiencies in the Company's sales and marketing activities.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased from $997,000 to $1,302,000 for the three month periods ended March 31, 1997 and March 31, 1998, respectively, and from $3,067,000 to $3,572,000 for the nine month periods ended March 31, 1997 and March 31, 1998, respectively. These increases are primarily due to the Company's continued infrastructure improvements and headcount additions, primarily in the areas of information systems, human resources, accounting and operations. General and administrative expenses as a percentage of net revenues decreased from 10% to 8% of net revenues for the both the three and nine month periods ended March 31, 1997 and March 31, 1998, respectively. The decline in general and administrative expenses as a percentage of net revenues is primarily attributable to the fixed nature of a large portion of these expenses.

RESEARCH AND DEVELOPMENT

Research and development expenses increased from $1,151,000 to $2,230,000 for the three month periods ended March 31, 1997 and March 31, 1998, respectively, and from $3,318,000 to $6,254,000 for the nine month periods ended March 31, 1997 and March 31, 1998, respectively. This increase can be attributed to an increase in domestic headcount, the utilization of additional independent contractors and other third party development costs relating to the development and expansion of the Company's product offerings. Research and development costs as a percentage of net revenues increased from 11% to 13% of net revenues for the three month periods ended March 31, 1997 and March 31, 1998, respectively, and from 11% to 14% for the nine month periods ended March 31, 1997 and March 31, 1998, respectively. The percentage increases reflect the Company's continued commitment to invest in research and development, and the research and development expenditures associated with the in-process technologies acquired during the quarter ended September 30, 1997. The Company expects that given its intention to invest in research and development, such research and development expenditures as a percentage of net revenues may continue at rate consistent with those experienced for the three and nine month periods ended March 31, 1998.

WRITE-OFF OF PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

In the nine month period ended March 31, 1998 the Company expensed $6,367,000 of in-process research and development resulting from the acquisitions from Corel, Quarterdeck, MapLinx and MediaPaq described above.

OTHER EXPENSE, NET

Other expense, net, which consists of interest expense on short- and long-term borrowings as well as net gains or losses on foreign currency transactions, increased from $32,000 to $105,000 for the three month periods ended March 31, 1997 and March 31, 1998, respectively, and from $56,000 to $536,000 for the nine month periods ended March 31, 1997 and March 31, 1998, respectively. For the three month period ended March 31, 1998, other expense, net consisted of $49,000 in foreign exchange gain and $154,000 of interest expense, compared to $13,000 in foreign exchange gain and $45,000 of interest expense for the comparable period in the previous fiscal year. For the nine month period ended March 31, 1998, other expense, net consisted of $154,000 of foreign exchange loss and $382,000 of interest expense, compared to $66,000 in foreign exchange gain and $122,000 of interest expense for the comparable period in the previous fiscal year.

PROVISION FOR INCOME TAXES

The Company's effective tax rate is 36% for the nine month period ended March 31, 1998 and 39% for the nine month period ended March 31, 1997. The reduction in the effective tax rate is primarily attributable to the expected benefit of international tax planning begun in fiscal 1997 and expected to generate more income in fiscal 1998 in international locations with lower statutory tax rates.

LIQUIDITY AND CAPITAL RESOURCES

Since July 1, 1996, the Company has financed its working capital and capital expenditure requirements primarily from net income before depreciation and amortization and short-term and long-term bank borrowings. Working capital decreased to $6,220,000 at March 31, 1998, from $7,333,000 at June 30, 1997, resulting primarily from increases in receivables and inventories offset by borrowings under the bank line of credit and increases in accounts payable to finance the growth of the business and acquisitions.

The Company's operating activities during the nine month period ended March 31, 1998 used cash of $1,674,000 primarily to support increased receivables and inventory buildup. The Company also used cash of $232,000 for the comparable period in the previous year, also primarily to support increased receivables and inventory buildup. The Company's investing activities used cash of $2,896,000 and $318,000 in the nine month period ended March 31, 1998 and 1997, respectively. The fiscal 1998 capital expenditures were primarily for the acquisition of capitalized software, resulting from the acquisitions discussed above and the purchase of equipment. At March 31, 1998, the Company had no material commitments for capital expenditures. Cash provided by financing activities was $4,721,000 and $1,297,000 for the nine month period ended March 31, 1998 and 1997, respectively. Cash inflows from financing activities, for the nine month period ended March 31, 1998, were primarily the result of net line of credit borrowings of $6,000,000.

On May 4, 1998, the Company entered into a new line of credit agreement with a bank under which it can borrow the lesser of $10,000,000 or 80% of eligible accounts receivable, at the bank's reference rate plus 1/2 % or LIBOR plus 2%, at the Company's option. The line of credit agreement requires the Company to comply with certain financial covenants including maintenance of net worth and working capital requirements. Under the terms of the agreement, all assets not subject to liens of other financial institutions have been pledged as collateral against the line of credit. The credit line expires October 31, 1999. On May 4, 1998, the Company also secured a term loan from the same bank in the amount of $1,500,000, to be repaid in eight equal quarterly installments of $187,500 plus interest. The interest rate is the bank's reference rate plus 1/2 % or LIBOR plus 2%, at the Company's option. The term loan matures on April 30, 2000.

On May 4, 1998 the Company borrowed $1,500,000 under the term loan, and approximately $7,800,000 under the credit line. The Company selected 90-day LIBOR (5.69% on May 4, 1998)

+ 2% as the interest rate option for both the line of credit and the term loan. The Company used the proceeds from these borrowings to repay the amounts outstanding under its previous bank line of credit and previous term loan, which were then terminated.

The Company believes that its existing cash and cash equivalents, ($1,277,000 at March 31, 1997), cash flow from operations, and remaining availability under its line of credit are sufficient to satisfy the Company's working capital and capital expenditure requirements for at least the next 12 months. However, in order to support expansion of the Company's operations, future acquisitions of products or companies, increases in expenses or other factors, the Company expects to seek additional debt or equity financing in the near term. While the Company believes it will be able to raise any necessary funds, there can be no assurances that the Company will be able to do so, and failure to obtain sufficient capital could have a material adverse effect on the Company or adversely affect the Company's ability to continue to grow.

OTHER FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

The Company has experienced, and expects to continue to experience, significant fluctuations in operating results due to a variety of factors. Although the Company experienced growth during fiscal 1996 and 1997, the Company experienced a decline in revenues and a net loss for fiscal 1995. In addition, for the quarter ended September 30, 1997, the Company reported a net loss of approximately $3.1 million, reflecting in part charges, accounted for primarily as a write-off of in-process research and development, amounting to approximately $6.4 million relating to several product acquisition and licensing transactions. Factors that may cause fluctuations in operating results in the future include, but are not limited to, market acceptance of the Company's products or those of its competitors; the timing of introductions of new products and new versions of existing products; expenses relating to the development and promotion of such new product and new version introductions; product returns and reserves; difficulty in securing retail shelf space for the Company's products; changes in pricing policies by the Company or its competitors; changes in product mix; projected and actual changes in platforms and technologies; timely and successful adaptation to such platforms or technologies; the accuracy of forecasts of, and fluctuations in, consumer demand; the extent of third party royalty payments; market seasonality; the rate of growth of the consumer software market; fluctuations in foreign exchange rates; the timing of orders or order cancellation from major customers; order cancellations; changes or disruptions in the consumer software distribution channels; the successful acquisition and integration of new businesses, products and technologies; the timing of any write-offs in connection with such acquisitions; and economic conditions, both generally and within the Company's industry. In addition, the Company's strategy is to increase the focus of its sales efforts on volume licensing to corporate accounts, and the timing of such licenses could significantly affect quarterly results of operations. The Company may also be required to pay fees in advance or to guarantee royalties, which may be substantial, or to obtain software licenses from third parties before the commercial viability of such software has been determined, which could cause operating results to fluctuate. As a result of these and other factors, the Company's operating results in any given period are inherently difficult to predict. Any significant shortfall in revenues and earnings from the levels expected by securities analysts and shareholders could result in a substantial decline in the trading price of the Company's common stock.

While the Company's business has not generally been materially affected by seasonal trends, the seasonality of the European, Asia/Pacific and other international markets could impact the

Company's operating results and financial condition in a particular quarter given the significant portion of net revenues contributed by international operations. These seasonal patterns may be overshadowed in particular quarters by the timing of new product introductions, expansion into international markets and other factors affecting the Company's business. Furthermore, the markets for the Company's products are characterized by significant price competition, which may cause the Company's operating results to fluctuate. In addition to seasonal and product pricing factors, the Company anticipates that its operating results for the remainder of fiscal 1998 and fiscal 1999 will be affected by the timing and the number of new product releases or upgraded versions of existing products, as well as marketing and promotional expenditures in connection with the product releases and the timing of product announcements or introductions by the Company's competitors.

Products are generally shipped as orders are received. Therefore, the Company has historically operated with little order backlog and sales and operating results for any quarter have depended on the volume and timing of orders received during that quarter, which cannot be predicted with any degree of certainty. A significant portion of the Company's operating expenses are relatively fixed, and planned expenditures are based on sales forecasts. Thus, if revenue levels are below expectations due to either the timing of orders received or delays in products releases, operating results are likely to be materially adversely affected. Without growth in revenues in any particular quarter, the Company's increasing fixed operating expenses could cause net income to decline when compared to the same period in the previous year or the immediately preceding quarter. In such event, the market price of the Company's common stock may be materially adversely affected. Due to the foregoing factors, the Company believes that quarter to quarter comparisons of its operating results are not necessarily meaningful and should not be relied upon as indications of future performance.


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II - OTHER INFORMATION


ITEM 1.   Legal Proceedings
Not Applicable

ITEM 2.   Changes in Securities and Use of Proceeds
Not Applicable

ITEM 3.   Defaults upon Senior Securities
Not Applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

        (a) The Annual Meeting of Stockholders of International Microcomputer, Inc. was held on December 19, 1997. The majority of shares were voted by proxy.

        (b) The shareholders resolved by a majority of shares to re-elect the current Board members: Martin Sacks, Geoffrey Koblick, Robert Mayer, Earl Hamlin, Charles Federman and Gordon Landies.

        (c) Additionally, the shareholders resolved by a majority of shares to amend the Company's 1993 Employee Incentive Plan to increase the number of shares of common stock reserved for issuance thereunder by 750,000 shares.

ITEM 5.   Other Information
Not Applicable

ITEM 6.  Exhibits and Reports on Form 8-K

        (a)     Exhibits

                27.1    Financial Data Schedule

        (b) No report on Form 8-K was filed during the quarter ended March 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 15, 1998             INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.





                                     By:   /s/  MARTIN SACKS
                                        ----------------------------------------
                                          Martin Sacks

                                          President and Chief Executive Officer
                                          (Principal Executive Officer)


                                     By:   /s/  KENNETH R. FINEMAN
                                        ----------------------------------------
                                          Kenneth R. Fineman
                                          Vice President of Finance and Chief
                                          Financial Officer
                                          (Principal Financial Officer)