Form 10-K
period 1998-06-30
INTERNATIONAL MICROCOMPUTER SOFTWARE INC /CA/
filed 1998-09-28
CIK 814929

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year ended June 30, 1998

                                                             or

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
         Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

         The aggregate market value of the voting stock of the registrant by non-affiliates of the registrant as of September 18, 1998 was approximately $38,758,000.

         As of September 18,1998, 5,688,771 Shares of Registrant's common stock, no par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Company's definitive proxy statement to be filed with the Securities and Exchange Commission relative to the Company's 1998 annual meeting of shareholders are incorporated by reference in Part III of this Form 10-K.

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                             FORM 10-K ANNUAL REPORT
                        FOR THE YEAR ENDED JUNE 30, 1998

                                TABLE OF CONTENTS


                                                           PART I

         Item 1.      Business                                                                                            3

         Item 2.      Properties and Facilities                                                                          12

         Item 3.      Legal Proceedings                                                                                  12

         Item 4.      Submission of Matters to a Vote of Security Holders                                                12

                                                           PART II

         Item 5.      Market for the Registrant's Common Equity and Related Stockholder Matters                          13

         Item 6.      Selected Financial Data                                                                            14

         Item 7.      Management's  Discussion  and  Analysis  of  Financial  Condition  and Results of
                      Operations                                                                                         15

         Item 7a.     Quantitative and Qualitative Disclosures about Market Risk                                         31

         Item 8.      Financial Statements and Supplementary Data                                                        32

         Item 9.      Changes in and Disagreements with Accountants on Accounting and
                      Financial Disclosure                                                                               33

                                                          PART III

         Item 10.     Directors and Executive Officers of the Registrant                                                 34

         Item 11.     Executive Compensation                                                                             34

         Item 12.     Security Ownership of Certain Beneficial Owners and Management                                     34

         Item 13.     Certain Relationships and Related Transactions
                                                    34

                                                           PART IV

         Item 14.     Exhibits, Financial Statements, Schedules, and Reports on Form 8-K                                 35

         Signatures                                                                                                      55

         Exhibit Index                                                                                                   56


                                     PART I

FORWARD-LOOKING INFORMATION

The report on this Form 10-K contains certain forward-looking statements, including statements related to industry trends and demand for software products, expected resolution of legal proceedings, cash commitments, working capital requirements and expansion in international markets. Discussions containing such forward-looking statements may be found in the material set forth under "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", generally, and specifically therein under the captions "Liquidity and Capital Resources" and "Future Performance and Additional Risk Factors" as well as elsewhere in this Annual Report on Form 10-K. Actual events or results may differ materially from those discussed herein. The risk factors on pages 22 through 30, among others, should be considered in evaluating the Company's prospects and future financial performance.


ITEM 1. BUSINESS

GENERAL

International Microcomputer Software, Inc. (IMSI(R) or the "Company") was incorporated in California in November 1982. The Company's corporate headquarters are in San Rafael, California, with subsidiary and branch offices maintained in the United Kingdom, Germany, Australia, South Africa, France, Sweden, Brazil, Japan and Canada.

The Company is a leading developer and publisher of PC productivity software in the business applications, utilities and visual content categories targeted primarily to small- and medium-sized businesses and consumers. The Company sells its award winning software in up to 13 languages in up to 60 countries. The Company's best-known product families include TurboCAD in the business applications category, WinDelete in the utilities category and MasterClips in the visual content category. The Company sold approximately 2.2 million units of its software in fiscal 1998 compared to 1.8 million units sold in fiscal 1997.

The Company focuses on developing and marketing productivity software in categories that extend the basic functionality of PCs beyond the word processing, spreadsheet, electronic mail and database applications provided by standard office productivity software suites. The Company's products enhance PC functionality by providing and/or expanding capabilities in areas such as precision drawing, forms automation, project management, scheduling and voice recognition. The Company seeks to create product franchises by developing, licensing or acquiring products in growing categories where it believes it can capture market share with better technology, lower prices or its extensive distribution network. The Company targets PC applications that appeal to a broad variety of users, particularly small- to medium-sized businesses, in categories under-served by major software vendors.

The Company distributes its products worldwide, primarily through the retail channel. The Company has expanded its retail channel from approximately 3,000 stores offering up to three of its products at the end of fiscal 1995 to over 12,000 stores offering up to 40 of its products as of June 1998. In addition, the Company sells its products through strategic partners and direct mail and is extending its distribution channels to include direct sales to corporate accounts and to take advantage of the distribution opportunities presented by the Internet.

BACKGROUND

The Company completed its initial public offering in July 1987, raising net proceeds of approximately $2,600,000. In August 1988, the Company acquired Milan Systems America, Inc. and the rights to TurboCAD(R). In August 1993, the Company acquired the rights to FormTool(R), and raised approximately $1,300,000 in a private placement. The Company acquired the rights to ViewPoint, a project management software product, in January 1995. In September 1995, the Company acquired the rights to the FloorPlan(R) product line from Forte/ComputerEasy International, Inc., and in April 1997 purchased the rights to Micro Cookbook(TM), and in July 1997 the rights to MapLinx(R) and Hijaak(R) product lines from Computer Concepts Corporation and Quarterdeck Corporation, respectively. In September 1997, the Company acquired all the outstanding shares of MediaPaq(TM), Inc. On September 30, 1997, the Company acquired the rights to three completed products (Corel(R) Flow(TM), Lumiere(TM), and Corel(R) Family Tree(TM)) and four in-process technologies (Corel(R)CAD, Click and Create, VisualCADD and Corel(R) Personal Architect) in the CAD, diagramming and consumer categories from Corel. Subsequently in March 1998, the Company sold the rights to the Family Tree(TM) program subsequently renamed as Family Heritage(TM), one of the completed products acquired from Corel, to Mindscape, Inc. (which was subsequently acquired by The Learning Company).

In order to emerge as a leader in the rapidly consolidating retail software market, IMSI has since 1995 focused on building an extensive network of domestic and international distribution relationships. This has allowed the Company to reach more than 12,000 retail locations in the U.S. and in over 60 overseas markets, to establish relationships with a variety of online resellers and to build its own Web store. In order to appeal to the increasingly broad range of business software purchasers, the Company has, through internal development and acquisition, created a broad range of productivity applications with attractive features and pricing, and has focused on enhancing customer awareness by emphasizing strong brands and attractive, recognizable product packaging. The Company believes that it has successfully built an extensive domestic and international distribution network and created a broad variety of appealing products with strong customer recognition, which have, together with its current efforts to build a strong presence on the Internet, positioned the Company to be at the forefront of the growth in the productivity applications market.

STRATEGY

The Company's objective is to be the leading developer and publisher of PC productivity software in the business applications, utilities and visual content categories targeted primarily to small- and medium-sized businesses and consumers. To achieve its objective, the Company's strategy includes the following key elements:

EXPAND EXISTING PRODUCT FRANCHISES. The Company seeks to expand its product franchises and sell its products to a large and diverse customer base by continuing to support and upgrade its products and by introducing multiple versions of its products with a range of prices and functionalities that are attractive to different market segments.

TARGET NEW PRODUCTS WITH BROAD APPEAL IN GROWING CATEGORIES. The Company seeks to create new product franchises by developing, licensing and acquiring products in growing segments of its existing product categories where it believes it can capture market share with improved technology, lower prices or its extensive distribution network.

FOCUS ON SMALL- AND MEDIUM-SIZED BUSINESSES. To take advantage of the rapidly expanding installed base of PCs used by small- and medium-sized businesses, the Company intends to deliver superior products and services designed to meet the needs and address the concerns of these businesses. The Company's productivity applications are designed to accomplish cost-effectively a variety of routine tasks regularly performed by a broad range of small- and medium-sized businesses to help entrepreneurs enhance productivity and competitiveness.

LEVERAGE GLOBAL DISTRIBUTION. The Company currently sells its products in North America through over 12,000 retail locations and in approximately 60 other countries through an established international distribution network of subsidiary offices and a number of distribution relationships. International sales represented 30% of the Company's net revenues in fiscal 1998 as compared to 41% in fiscal 1997 and 34% in fiscal 1996. The Company expects that its international revenues will continue to account for a significant percentage of its net revenues. The Company plans to continue to expand both the number of products distributed in international markets and its sales and marketing offices and distribution relationships within those markets.

FOCUS ON BRAND AWARENESS. The Company believes that brand awareness is a key factor in software purchase decisions and that, by increasing its marketing efforts, the Company will increase its market share and encourage customer loyalty and repeat purchases. The Company's strategy is to increase its brand equity and visibility through marketing and promotions, including public relations, retail promotions, trade shows, direct marketing, telemarketing and strategic relationships.

EXPLOIT NEW CHANNEL OPPORTUNITIES. The Company has developed a strong global presence in the retail distribution channel and is focusing on establishing other distribution channels, such as sales to corporate accounts and sales via the Internet. The Company has recently formed a corporate sales group to sell directly to corporate customers through corporate resellers, direct marketing and telemarketing. In addition, the Company intends to leverage the growth and efficiency of the Internet by selling its products online. The Company has developed its own Web store, has established relationships with online resellers and is developing certain products that will be targeted for Internet distribution.

PRODUCTS

The Company is a leading developer and publisher of PC productivity software in the business applications, utilities and visual content categories targeted primarily to small- and medium-sized businesses and consumers. The Company focuses on productivity software in categories that extend the basic functionality of PCs beyond the word processing, spreadsheet, e-mail and database applications offered by standard office productivity software suites. The Company's products enhance PC functionality by providing capabilities in areas such as precision drawing, forms automation, project management, scheduling and voice recognition. In most instances, the Company has introduced the first product within a product family to address the needs of its primary customer base, generally small business users buying at retail. All of the Company's products are compatible with the Microsoft Windows operating system and are available on CD-ROM.

The Company's business applications, utilities and visual content software generated approximately 43%, 19% and 29% respectively, of the Company's net revenues in fiscal 1998, approximately 34%, 11% and 46% respectively, of the Company's net revenues in fiscal 1997 and approximately 58%, 4% and 15% respectively, of the Company's net revenues in fiscal 1996.

BUSINESS APPLICATIONS

The Company's business applications products include business drawing, business graphics and general office products. These products accounted for 43%, 34% and 58% of the Company's net revenues in fiscal 1998, 1997 and 1996, respectively. The Company's business applications products include the following:

- TURBOCAD(R) is a computer aided design ("CAD") software product that allows a user to create precision drawings. TurboCAD offers comprehensive functionality for the technical professional combined with ease-of-use for the novice user. TurboCAD is used by architects, engineers and contractors in small- and medium-sized businesses, as well as by workgroups within many large corporations such as Pennzoil, Dow Chemical, Bechtel, Babcock & Wilcox, Houston Lighting & Power, Motorola and Monsanto. TurboCAD includes voice recognition technology that allows drawing by talking, integrated 3D construction capabilities, file compatibility with other CAD software (including AutoCAD by Autodesk), and integrated rastor-to-vector conversion. TurboCAD v5 Professional includes a software development kit that permits end-user and third-party developer customization of the software. In April 1997, TurboCAD v4 received the Stellar Award from Windows Sources, and in October 1997, TurboCAD was awarded "Editor's Pick" from Computer Shopper.

- TURBOCAD SOLID MODELER is a 3D CAD program that allows users to conceptualize, construct and revise product models and prototypes. Designed for engineering professionals, TurboCAD Solid Modeler uses the industry-standard ACIS drawing engine and includes many advanced features such as a recordable tree history, 2D and 3D constraint systems, rendering, programmable scripting language, a customizable user interface and dimensioning.

- FLOW(TM) enables general business users to create a wide variety of diagrams, including flowcharts, organization charts, timelines, block diagrams, geographic maps and marketing charts. Flow also includes features that allow the user to enhance the information content of diagrams. Flow users can link diagrams to databases and associate non-graphical data with shapes within a diagram.

- FLOORPLAN(R) 3D is a software tool for residential and commercial space layout that allows a user to view and walk through plans in three dimensions.

- MASTERPUBLISHER(TM) is a desktop publishing suite that allows users to create custom, high-quality publications for both business and personal use. MasterPublisher's design and layout tools include thousands of fonts, professionally drawn images and hundreds of useful templates. Completed documents can be easily published on the World Wide Web.

- LUMIERE(TM) VIDEO STUDIO is a digital video editing software program that enables users to assemble excerpts from a variety of media sources, including video, audio and still images. Lumiere's easy to use drag-and-drop features enable users to create professional looking audio and video tracks for multimedia presentations, training demonstrations, advertising campaigns, movies and home viewing. Lumiere was named the best video editing package by Home Office Computing in January 1998.

- MULTIMEDIA FUSION(TM) is an easy-to-use software application that allows users to create multimedia presentations, applications, games and screen savers. This product includes a number of powerful tools and comprehensive libraries to combine text, graphics, video, animation and audio into professional multimedia projects, without additional programming or scripting.

- HIJAAK(R) is a professional 32-bit graphics toolkit that allows users to convert, manage and view over 85 graphics file formats including 3D and full Postscript files. In November 1997, HiJaak Pro received an Editors' Picks Award from Home Office Computing.

- TURBOPROJECT(TM) is a sophisticated project management tool that allows users to create and manage a project schedule, allocate resources and establish and track project budgets. TurboProject Professional allows users to divide large projects into sub-projects and distribute the sub-projects to individual managers over company networks. The sub-projects can then be reintegrated to update a master project schedule.

- FORMTOOL(R) is a forms automation product that allows users to design and print personal forms quickly, or choose from over 400 pre-built templates. The user can then complete and electronically sign and route the form over the company intranet to other users in the organization. Data is automatically stored in an integrated relational database. FormTool OCR & Scan includes optical character recognition and scanning features for easier form design.

- PEOPLESCHEDULER(R) is an application designed for an organization of any size to manage and schedule hourly employees or resources. PeopleScheduler includes the ability to manage budgeting, shifts, breaks, lunches, vacations and attendance.

- MAPLINX(R) allows users to map data and visualize geographical information from a database, including data related to customers, branch locations and personnel. MapLinx works with most contact management programs, spreadsheets and databases.

- WEB BUSINESS BUILDER(TM) guides business users through the creation of an online store on the Web. Web Business Builder is an entry level electronic commerce solution that provides features such as pre-designed, customizable templates, an inventory wizard and a step-by-step tutorial to guide users through the Web creation process. This product permits secure Web-based transactions and includes a built-in database to track customers and products.

UTILITIES PRODUCTS. The Company's utilities products enable the more efficient and secure use of PCs. These products accounted for 19%, 11% and 4% of the Company's net revenues in fiscal 1998, 1997 and 1996, respectively. The Company's utilities products include the following:

- VOICEDIRECT(TM) features discrete speech technology that allows users to operate their PCs hands-free, giving greater efficiency and accuracy to those who have difficulty typing or who need to use their hands for other tasks while operating computers. VoiceDirect Professional includes discrete speech dictation for use within most Windows applications.

- NETACCELERATOR(TM) is a caching product that speeds up Web surfing by pre-fetching links on a Web page and then simultaneously downloading both the links' text and graphic content. This process maximizes the efficiency of the PC modem, browser and Internet connection. When a link is selected, if it has been pre-fetched, the downloaded page will appear almost immediately. According to PC Data, as of March 1998, the NetAccelerator family was the best selling Internet utility at retail.

- WINDELETE(R) uninstalls, archives, moves and transports Windows applications and manages their Internet cache to free up wasted hard drive space, prevents accidental deletions and maximizes hard drive performance. WinDelete also includes virus protection and compression features. WinDelete received a 4-star rating from Computer Currents in December 1997.

- UPDATENOW!(TM) is designed to enable PC users to keep their systems current, thereby enhancing overall system performance and avoiding the problems frequently encountered as a result of outdated software and device drivers. UpdateNow! allows PC users to easily locate many of the most recent software updates and patches applicable to their systems and download and install them automatically via the Internet.

- RAMSHIELD(TM) is a memory and system resource manager for Windows that prevents many system crashes before they occur.

- GRAPHICS CONVERTER converts most visual content, sound, font and video files to one of over 65 file formats and allows users to organize, browse, manipulate, compress and retrieve an array of file types and formats. Users can also compress and catalog files to create custom content libraries.

VISUAL CONTENT PRODUCTS. The Company's visual content products include art images, photographs, video clips, animations and fonts stored in electronic form that can be used to enhance communication by making online, onscreen and printed output more visually appealing. These products accounted for 29%, 46% and 15% of the Company's net revenues in fiscal 1998, 1997 and 1996, respectively. The Company's visual content products include the following:

- MASTERCLIPS(R) PREMIUM IMAGE COLLECTION includes collections of 303,000, 202,000, 150,000, 75,000 and 45,000 unique art and photographic images. MasterClips Premium Image Collection include a browser, clip art editor and design guide. A portion of the art in the MasterClips collection is exclusive to MasterClips and cannot be found in any other clip art package.

- MASTERPHOTOS(TM) is a collection that includes high- and medium-resolution professional photo images. The MasterPhotos 50,000 and MasterPhotos 25,000 collections cover categories such as animals, transportation, sports and foods and include unique historical images of many subjects, such as famous people and major events.

- MASTERPHOTOS(TM) STUDIO is a software suite that enables users to edit, enhance, manage and catalog photographs. MasterPhotos Studio supports scanners, digital cameras, Internet file formats and Adobe PhotoShop plug-in filters.

OTHER PRODUCTS. The Company also markets other products, such as EASY LANGUAGE for language learning, MICROCOOKBOOK for recipe and menu planning and the IMSI MOUSE line of input devices. Other products (which included Family Heritage, a product sold in March 1998) accounted for 9%, 9% and 23% of the Company's net revenues in fiscal 1998, 1997 and 1996 respectively. The Company is focusing its product development, licensing and acquisition strategy on PC productivity software in the business applications, utilities and visual content categories. As a result, the Company sold its Family Heritage product in March 1998.

SALES AND DISTRIBUTION

The Company sells its products primarily to small- and medium-sized businesses and consumers through an extensive worldwide distribution network that has largely focused on retail channels and direct mail. The Company has recently expanded its distribution network to include a corporate sales channel and to focus on sales via the Internet.

RETAIL. The Company sells its products primarily through a network of distributors, including Ingram Micro, Tech Data, Merisel, GT Interactive and Navarre, which in turn distribute the Company's products through over 12,000 retail stores in North America, such as Babbages Etc., Staples, Office Depot, OfficeMax, PriceCostco, Sam's Club, CompUSA, Micro Center, Computer City, WalMart and Best Buy. The Company and its distributors also sell its products through catalog resellers and online stores. Ingram Micro represented 20.4%, 11.9% and 10.9% and Tech Data represented 12.7%, 10.9% and 12.5% of the Company's net revenues for fiscal 1998, 1997 and 1996 respectively. No single retail customer accounted for more than 10% of the Company's net revenues in fiscal 1997 or fiscal 1998.

Internationally, the Company sells its products in approximately 60 countries through a network of subsidiary offices and distributors. The Company maintains sales offices in the United Kingdom, France, Germany, Sweden, Australia, South Africa, Brazil and Japan and has distributors and republishers in several other countries. The Company generally localizes its products for international markets by translating the documentation, software and marketing programs into up to 13 different languages, including French, Spanish, German, Italian, Russian, Japanese and Portuguese. The Company expects that international revenues will continue to account for a significant percentage of its net revenues. This is a forward looking statement. The Company's international business is subject to certain risks common to international operations, such as government regulations, import restrictions, currency fluctuations and restrictions and reduced protection for the Company's copyrights and trademarks.

The Company's agreements with its distributors are generally nonexclusive and may be terminated by either party without cause. The Company's distributors are not within its control, are not obligated to purchase products and represent other vendors' product lines, including competing products. The Company's return policy allows its distributors, subject to certain limitations, to return purchased products in exchange for new products or for credit towards future purchases as part of stock balancing programs. In addition, the Company provides price protection to its distributors when it reduces the price of its products. End users may return products through dealers and distributors either a reasonable period from the date of purchase for a full refund, and retailers may return older versions of products. Various distributors and resellers may have different return policies that adversely affect the number of products that are returned to the Company. Product returns often occur when the Company introduces upgrades and new versions of products or when distributors or resellers overestimate demand. The Company's channel sales force works closely with major customers to manage appropriate inventory levels.

DIRECT MAIL. The Company conducts direct mail campaigns to prospective and existing customers for new products and upgrades of existing products. These mailings generally offer a specially priced specific product, as well as complementary or enhanced products for a further charge. The Company's database of registered users includes 700,000 customers worldwide. Direct mail sales represented approximately 11%, 13% and 33% of the Company's net revenues in fiscal 1998, 1997 and 1996 respectively. The Company has reduced the volume of its direct mailings because the retail channel has grown substantially and is more profitable than the direct mail channel.

CORPORATE. The Company believes that certain of its products, particularly its TurboCAD, TurboProject, People Scheduler, MasterClips, Flow, MapLinx and utility products, are well-suited for use within large corporations. To address this opportunity, the Company has recently established a corporate sales group to pursue volume sales to large corporate users. The Company is in the process of expanding the size of this group and the scope of their activities. Net revenues from this distribution channel have not been significant to date.

ONLINE. The Company markets its products via the Internet from its own Web site, as well as through strategic partnerships with online resellers such as America Online, Netscape Communications and Parson's Technology, a subsidiary of The Learning Company, Inc. The Company also plans to develop versions of certain of its products, such as its visual content products, that can be downloaded directly from the Internet on a pay-per-use basis. Net revenues from this distribution channel have not been significant to date.

OTHER. The Company also sells its products worldwide through hardware and software OEMs, who republish or bundle its products for either a fixed royalty or a per copy royalty. In addition, the Company has begun selling its TurboCAD software through value added resellers and third-party developers. The Company also sells its products to educational institutions through campus resellers, bookstores and educational mail order companies. Finally, the Company sells certain non-competitive products of other companies in its international markets. Net revenues from these distribution channels have not been significant to date.

MARKETING

The Company's marketing efforts include retail marketing and merchandising. These efforts are directed at strengthening the Company's product and corporate brands, building customer loyalty, maximizing upgrade and repeat purchases and developing incremental revenue opportunities. The Company's retail marketing strategy typically focuses on high impact product packaging and retail promotions such as end-cap displays, special pricing and rebate coupons. In addition, the Company actively participates in cooperative advertising programs with its reseller customers, including advertising, brochures and catalogs. The Company's team of merchandisers regularly visit retail stores to ensure that the Company's products have premium positioning on retailer shelves, that the retailer has sufficient inventory on hand and that store promotions are being effectively carried out. Merchandisers also provide point of purchase marketing materials, educate reseller salespeople about the Company's products and conduct market intelligence activities on competitive products. In addition, the merchandisers participate in computer user group demonstrations and local computer software shows and events. The Company also seeks to increase market share and brand recognition through public relations activities and participation in popular trade and computer shows.

CUSTOMER SUPPORT

The Company provides customer support to its end-users by telephone, facsimile and e-mail at no charge. The Company also offers extensive support on its Web site by offering answers to frequently asked questions, providing product discussion forums and making intelligent help and search engines available. In addition, several newer products released by the Company contain an online link to Web-based support that automatically updates the user's software via the Web to ensure that they are using the latest version. Support representatives are extensively trained in the Company's products, and customer feedback is shared among support representatives. This feedback is also made available to product managers in order to track product shortcomings and enhance the development of product improvements and upgrades. The Company's North American customer support center is located in Albuquerque, New Mexico, and customer support is provided internationally through the Company's various subsidiary offices. Additional support staff are employed directly by the Company's various international distributors.

PRODUCT DEVELOPMENT

The Company develops products primarily for the Microsoft Windows platform and, in some cases, for the Macintosh operating system. The Company targets PC applications that have been under-served by major software vendors but that have immediate benefits and appeal to a broad variety of users, particularly small- and medium-sized businesses. The Company generally creates product specifications and manages the product development and quality assurance process from its offices in San Rafael, California. Engineering management and certain programming is carried out from the Company's development center in Ottawa, Canada, and most program coding and quality testing is performed using contract programmers in development centers in various locations in Russia, Ukraine and India. Contract programmers located outside the United States are generally dedicated on a full-time basis to the Company's products, and the cost of programmers is generally lower than programmers available to the Company in the United States. In addition, programming talent is generally more available outside the United States than in the United States, where the market for programmers is highly competitive. The Company makes extensive use of the Internet and Internet-based development tools to facilitate programming in remote locations. In addition to developing software, the Company's product development personnel are also responsible for commissioning the creation of original art for inclusion in its MasterClips visual content collections.

The Company's strategy is to own, either through internal development or acquisition, the core technology of its principal products. Where appropriate, the Company will augment its core technology with licensed technology. The Company possesses and is continually enhancing its core technology in vector graphics, 3D object modeling, image manipulation, file conversion and browsing, data storage and compression, spatial data management, project and time management processes, advanced data caching and Windows file and system management. Additionally, the Company owns rights to a large portfolio of vector and raster graphical image content.

As of June 30, 1998, the Company had 115 employees in its product development organization, and had contracted with approximately 75 independent contractors, substantially all of whom were located overseas. The Company's research and development expenses represented $8.6 million (excluding purchased in-process research and development expenses), $4.6 million and $3.2 million for fiscal 1998, 1997 and 1996, respectively.

ACQUISITION AND LICENSING

The Company seeks to create new product franchises in part by licensing and acquiring products in growing segments of its existing product categories where it believes it can capture market share with better technology, lower prices and its extensive distribution. The Company seeks to acquire or license early stage products, where it can add significant value through its global distribution network and efficient, low-cost offshore development resources. The Company targets product or company acquisitions or product or technology licenses when time-to-market or cost considerations outweigh the value of developing the product in-house or where the Company does not have the necessary development expertise. Due to the skills, infrastructure and expense required to market software products effectively, the Company is frequently approached by software developers who desire that the Company license or acquire their products. In addition, larger companies have approached the Company with products that they wish to divest. The Company also may initiate discussions with such developers or companies. The Company plans to continue acquiring companies and products and licensing products and technologies to the extent that such companies, products or technologies become available and the Company believes that they would further enhance its product portfolio.

Currently, the Company licenses MasterClips E-Mail Animator, Voice Direct, Ram Shield, MaterPhotos Studio and Web Business Builder. In 1997 the Company acquired the technology for TurboCAD Solid Modeler and 3D Modeler, Visual CADD, MapLinx, People Scheduler, Flow, FloorPlan Design Suite, Lumiere, Multimedia Fusion, HiJaak and Update Now! The Company also licenses and acquires visual contents from third parties, including artists, photographic agencies and visual content aggregators. Where feasible, the Company endeavors to acquire images on a perpetual, worldwide basis and with electronic download rights. The licenses have terms ranging from one year to perpetual and are generally not exclusive. Licensing fees associated with licensed technology are generally paid by way of sales-based royalties, which are included in the Company's cost of revenues.

OPERATIONS

The Company controls the purchasing, inventory and scheduling associated with its products primarily from its headquarters in San Rafael, California. The Company's product development organization produces master diskettes or CD-ROMs and the documentation for each product. The duplication of such diskettes or CD-ROMs, the printing of the documentation and the packaging for the products and the assembly of purchased components are performed by third parties in accordance with the Company's specifications. The Company warehouses and ships the final products from its Richmond, California facility, as well as from various international locations. The Company also contracts with third parties in Europe to handle the duplication, printing, packaging and assembly of a number of its products intended for international distribution. The Company expects that the European production of its products will increase in the future.

The Company has multiple sources of supply for substantially all components and has a number of sources that handle the printing, packaging and assembly of its products. To date, the Company has not experienced any material difficulties or delays in the printing, packaging or assembly of its products. To the extent that the Company's suppliers do not continue to perform printing, packaging and assembly functions in a cost-efficient and timely manner, and transition to substitute suppliers cannot be completed in a timely fashion, the Company's business, operating results and financial condition could be adversely affected.

COMPETITION

The PC productivity software industry is highly competitive and is characterized by rapid changes in technology and customer requirements. Important factors in the market include product features and functionality, quality and performance, reliability, brand recognition, ease of understanding and operation, advertising and dealer merchandising, access to distribution channels and retail shelf space, marketing, pricing and availability and quality of support services. The Company believes that it competes effectively in all of these areas. However, the Company faces competition from a large number of sources. There has been a consolidation among competitors in the market for the Company's products, and many of the Company's current and potential competitors have larger technical staffs, more established and larger marketing and sales organizations, significantly greater financial resources and greater name recognition and better access to consumers than does the Company. The Company's relatively small size could adversely affect its ability to compete with larger companies for sales to dealers, distributors and retail outlets, to obtain shelf space for its products in retail outlets and to acquire products from third parties, who may desire to have their products sold or published by larger entities. The rapid pace of technological change constantly creates new opportunities for existing and new competitors and can quickly render existing technologies less valuable. It also requires the Company to enhance its existing products and to offer new products on a timely basis. The Company has limited resources and therefore must restrict its product development efforts to a relatively small number of projects.

The Company competes with other software companies in its efforts to acquire products or companies and to publish software developed by third parties. The competition to publish software developed by third parties is primarily on the basis of brand-name reputation, the terms offered to software developers and the ability to market new products.

Each of the Company's major products competes with one or more products from one or more major independent software vendors. For example, TurboCAD competes with AutoCAD from Autodesk Inc. and IntelliCAD from Visio Corporation. WinDelete competes with Uninstaller from CyberMedia Inc., CleanSweep from Quarterdeck Corporation and Norton Uninstaller from Symantec Corporation. MasterClips competes with ClickArt from Broderbund Software Inc., MegaGallery from Corel Corporation, Holy Cow! from Macmillan Digital Publishing USA and Art Explosion from Nova Development. VoiceDirect competes with various speech recognition products from IBM, Dragon Systems, Inc., Kurzweil and Lernout & Hauspie. Net Accelerator competes with SurfExpress from Connectix, Speed Surfer from Kissco and Net.jet from Peak Technologies. FloorPlan competes with Home Architech from Cendant Corporation, Home Design Suite from Autodesk, Dream Home Designer from Alpha Software Corporation and Home Design 3d from Expert Software, Inc. TurboProject competes with MicrosoftProject. The Company's strategy has been to develop productivity and utility applications that do not compete directly with applications or features included in operating systems and applications suites offered by major software vendors such as Microsoft, Lotus Development Corp. and Corel. However, such software vendors may in the future choose to expand the scope and functionality of their products to support some or all of the features currently offered by certain of the Company's products, which could adversely affect demand for the Company's products. In particular, Microsoft has periodically added utility features (e.g. disk compression utilities and desk-top facing features) to its Windows operating systems that were previously only supported by third-party vendors and that materially reduced demand for third-party utility products. In addition, Microsoft's Windows 98 contains features for the automatic updating of Windows 98 (including third party device drivers) and many Microsoft applications via the Internet, which could adversely impact sales of the Company's Update Now! product. Windows 98 also contains the latest version of Microsoft's Internet Explorer which handles the caching of Web pages more efficiently. This feature may adversely impact sales of the Company's Net Accelerator product family.

The software industry has limited barriers to entry, and the availability of personal computers with continuously expanding capabilities, at progressively lower prices, contributes to the ease of market entry. The Company believes that competition in the industry will continue to intensify as a number of software companies extend their product lines into additional product categories and as additional competitors enter the market. In addition, widespread use of the Internet has reduced barriers to entry in the software market by allowing software developers to distribute their products online without relying on access to traditional distribution networks. As a result of the proliferation of competing software developers, an increasingly large number of products are competing for limited shelf space. There can be no assurance that the Company's products will achieve and/or sustain market acceptance and generate significant levels of revenues in subsequent quarters or that the Company will have the resources required to compete successfully in the future.

The markets for the Company's products are characterized by significant price competition, and the Company expects it will continue to face increasing pricing pressures. In response to such competitive pressures, the Company has reduced the price of some of its products, including its MasterClips family of products, and there can be no assurance that product prices will not continue to decline or that the Company will not respond to such declines with additional product price reductions. If the Company significantly reduced the prices of one or more of its products, there can be no assurance that such price reductions would result in an increase in unit sales volume. Prolonged price competition would have a material adverse effect on the Company's operating results, including reduced profit margins and loss of market share.

Currently, approximately half of the Company's revenues depend upon sales of the TurboCAD and MasterClips product lines. A significant decline in sales of or margins on one or more of these products could adversely affect the Company's results of operations. Thus, the Company is more vulnerable to market declines and competition in the markets for such products than companies with more diversified sources of revenues.

PROPRIETARY RIGHTS AND LICENSES

The Company's ability to compete effectively depends in part on its ability to develop and maintain proprietary aspects of its technology. To protect its technology, the Company relies on a combination of copyrights, trademarks, trade secret laws, restrictions on disclosure and transferring title and other methods. The Company holds no patents, and existing copyright and trade secret laws afford only limited protection. The Company also generally enters into confidentiality or license agreements with its employees and consultants, and generally controls access to and distribution of its documentation and other proprietary information.

Despite the foregoing precautions, it may be possible for a third-party to copy or otherwise obtain and use the Company's products or technologies without authorization, or to develop similar technologies independently. The Company does not include in its products any mechanism to prevent or inhibit unauthorized copying. Policing unauthorized use of the Company's technology is difficult, and while the Company is unable to determine the extent to which software piracy of its products exists, software piracy can be expected to be a persistent problem. If a significant amount of unauthorized copying of the Company's products were to occur, the Company's business, operating results and financial condition could be adversely affected. In addition, effective copyright, trademark and trade secret protection may be unavailable or limited in certain foreign countries, and the global nature of the Internet makes it virtually impossible to control the ultimate destination of the Company's products. There can be no assurance that the steps taken by the Company will prevent misappropriation or infringement of its technology. In addition, litigation may be necessary to protect the Company's trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources that could have a material adverse effect on the Company's business, operating results and financial condition.

As the number of software products in the industry increases and the functionality of these products further overlaps, software developers and publishers may increasingly become subject to infringement claims. From time to time, the Company has received, and may receive in the future, notice of claims of infringement of other parties' proprietary rights. Although the Company investigates claims and responds as it deems appropriate, there can be no assurance that infringement or invalidity claims (or claims for indemnification resulting from infringement claims) will not be asserted or prosecuted against the Company. Irrespective of the validity or the successful assertion of such claims, the Company would incur significant costs and diversion of resources with respect to the defense thereof, which could have a material adverse effect on the Company's business, operating results and financial condition. If any valid claims or actions were asserted against the Company, the Company might seek to obtain a license under a third-party's intellectual property rights. There can be no assurance, however, that under such circumstances a license would be available on commercially reasonable terms, or at all.

The Company provides its products to end users under non-exclusive licenses, which generally are non-transferable and have a perpetual term. The Company makes source code available for certain of the Company's products. The provision of source code may increase the likelihood of misappropriation or other misuse of the Company's intellectual property. The Company licenses all of its products pursuant to shrink-wrap licenses that are not signed by licensees and therefore may be unenforceable under the laws of certain jurisdictions.

EMPLOYEES

As of June 30, 1998, the Company had approximately 338 employees, including 141 in sales and marketing, 115 in product development, 26 in operations and 56 in administration and finance. In addition, none of the Company's employees are represented by a labor union, and the Company has experienced no work stoppages. The Company believes that its employee relations are good. The Company's success depends to a significant extent upon the performance of its executive officers and key technical and marketing personnel.

ITEM 2. PROPERTIES AND FACILITIES

The Company's principal administrative, sales and marketing, as well as certain research and development, facilities are located in San Rafael, California, occupying approximately 31,000 square feet of office space under a lease expiring in October 1998, and 34,000 square feet of warehouse space in Richmond, California, under a lease expiring on December 31, 1998. The Company has entered into a lease for 36,000 square feet of office space in Novato, California effective September 1998 to replace and expand the Company's headquarters.

In addition, the Company leases additional facilities in Albuquerque, New Mexico; Sydney, Australia; Rio de Janeiro, Brazil; Paris, France; Munich, Germany; Johannesburg, South Africa; Stockholm, Sweden; Tokyo, Japan; London, the United Kingdom; and Ottawa, Canada.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party to or to which any of its property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fiscal year ended June 30, 1998 other than the election of nominees to the Company's Board of Directors and approval of the amendment to the Company's Employee Incentive Plan.

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

The following table sets forth the quarterly high bid and low asked prices of the common stock for fiscal 1997 and fiscal 1998, as quoted on the NASDAQ. Such prices represent prices between dealers and do not include retail mark-ups, markdowns or commissions and may not represent actual transactions.


                                                  CLOSING SALES PRICES

                  Fiscal Year 1997            High Bid        Low Asked
                  ----------------            --------        ---------
                  First Quarter               $ 7.42             $ 5.00
                  Second Quarter               10.42               6.50
                  Third Quarter                11.63               7.50
                  Fourth Quarter               10.75               7.38

                  Fiscal Year 1998

                  First Quarter                13.63               9.63
                  Second Quarter               18.38              13.00
                  Third Quarter                17.13              12.44
                  Fourth Quarter               18.00              14.00


There were approximately 1,315 Holders of record of the common stock as of September 18, 1998. The Company believes that additional beneficial owners of its common stock hold their shares in street names.

The Company has not paid any cash dividends on its common stock and does not plan to pay any such dividends in the foreseeable future. Its Board of Directors will determine the Company's future dividend policy on the basis of many factors, including results of operations, capital requirements and general business conditions.

ITEM 6. SELECTED FINANCIAL DATA

STATEMENT OF OPERATIONS DATA:                             (Amounts in thousands except share and per share amounts)
Year ended June 30,                           1998             1997            1996             1995            1994
-------------------                           ----             ----            ----             ----            ----
Net Revenues                               $62,472          $41,839         $25,679          $20,300         $23,118

Operating income (loss)                        493            4,367           1,801            (370)             553

Income (loss) before
income taxes                                 (266)            4,237           1,539            (424)             573

Cumulative effect of
accounting change                               --               --              --               --             800

Net income (loss)                            (118)            2,597             954            (435)           1,120

Net income (loss) per share:
   Basic                                   ($0.02)            $0.53           $0.20        ( $0.09)           $0.25 (a)
   Diluted                                 ($0.02)            $0.46           $0.18        ( $0.09)           $0.23 (b)

Weighted average common
shares
  Basic                                  5,513,334        4,946,155       4,795,296        4,704,841       4,517,620
  Diluted                                5,513,334        5,681,606       5,287,543        4,704,841       4,931,873

BALANCE SHEET DATA:
As of June 30,                                1998             1997            1996             1995            1994
--------------                                ----             ----            ----             ----            ----

Working capital                              $6,824          $7,334           $3,092          $1,967          $1,918

Total assets                                 35,350          17,573           11,058           7,470           6,752

Long term debt and other
obligations                                   1,682           2,042              565             103             110

Stockholders' equity                         13,663           7,495            4,522           3,397           3,674

(a)     Includes cumulative effect of accounting change of $0.18 per share.

(b)     Includes cumulative effect of accounting change of $0.16 per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NET REVENUES

Net revenues were $62.5 million, $41.8 million, and $25.7 million in fiscal 1998, 1997, and 1996 respectively. This represented a 49% increase in fiscal 1998 revenue over fiscal 1997 and a 63% increase in fiscal 1997 over fiscal 1996. The increases in net revenues for the period was primarily due to increases in unit sales, since prices for the Company's products generally remained constant or increased slightly. Net revenues for each of the Company's principal product categories in absolute dollars and as a percentage of net revenues were as follows for the periods indicated:

                                                                 YEAR ENDED JUNE 30,
                                               ----------------------------------------------------
                                                     1998               1997              1996
                                               --------------     --------------    --------------
                                               (IN THOUSANDS)     (IN THOUSANDS)    (IN THOUSANDS)
                       Business
                       applications........    $27,110     43%    $14,151    34%    $14,916     58%
                       Utilities...........     11,762     19       4,814    11       1,050      4
                       Visual content......     17,929     29      19,195    46       3,906     15
                       Other products......      5,671      9       3,679     9       5,807     23
                                               -------     --     -------    --     -------     --

                       Total...............    $62,472    100%    $41,839   100%    $25,679    100%
                                               =======    ===     =======   ===     =======    ===


Net revenues from sales of products in the business applications category were $27.1 million, $14.2 million and $14.9 million in fiscal 1998, 1997 and 1996 respectively. This represented an 92% increase in fiscal 1998 revenue over fiscal 1997 and a 5% decrease in fiscal 1997 from fiscal 1996. The increase in net revenues during fiscal 1998 was primarily due to higher unit sales of TurboCAD Professional, HiJaak, MapLinx and FloorPlan. The decrease in net revenues from fiscal 1996 to fiscal 1997 was primarily due to the fact that, in fiscal 1996, a new version of the Company's TurboCAD product was introduced early in the year, whereas, in fiscal 1997, a new version of TurboCAD was not introduced until the fourth quarter.

Net revenues from sales of products in the utilities category increased 144% to $11.8 million in fiscal 1998 from $4.8 million in fiscal 1997, which was an increase of 358% from $1.1 million in fiscal 1996. The increase in net revenues during fiscal 1998 was primarily due to higher unit sales of VoiceDirect and NetAccelerator. The increase in net revenues from fiscal 1996 to fiscal 1997 was primarily due to increased unit sales of WinDelete and, to a lesser extent, to the introduction of NetAccelerator in the fourth quarter of fiscal 1997.

Net revenues from sales of products in the visual content category decreased 7% to $17.9 million in fiscal 1998 from $19.2 million in fiscal 1997, which represented an increase of 391% from $3.9 million in fiscal 1996. The decrease in net revenues during fiscal 1997 was primarily due to increased competition in this category, resulting in lower average selling prices for the Company's MasterClips product line and decreased unit sales. The increase in net revenues from fiscal 1996 to fiscal 1997 was primarily due to extremely rapid growth in unit sales derived from the product line.

Net revenues from sales of products in the other products category increased 54% to $5.7 million in fiscal 1998 from $3.7 million in fiscal 1997, which was a decrease of 37% from $5.8 million in fiscal 1996. The increase in net revenues during fiscal 1998 was primarily due to higher unit sales of products in the Easy Language product line and the Company's disposition of the Family Heritage product. The decrease in net revenues during fiscal 1997 was primarily due to increased competition in this category, resulting in lower average selling prices and decreased unit sales.

Approximately 49%, 68% and 60% of the Company's net revenues in fiscal 1998, 1997 and fiscal 1996, respectively, were comprised of net revenues derived from the TurboCAD and MasterClips product families.

Net revenues from international sales increased 7% to $18.5 million in fiscal 1998 from $17.2 million in fiscal 1997, while net revenues from domestic sales increased 79% to $44.0 million in fiscal 1998 from $24.6 million in fiscal 1997. As a result, net revenues from international sales decreased as a percentage of the Company's net revenues to 30% in fiscal 1998 from 41% in fiscal 1997. These absolute dollar increases in net revenues from international sales were the result primarily of increased sales through existing distribution channels and, to a lesser extent, of continued penetration into geographic markets where the Company had had no prior presence. The growth in domestic and international sales was a result of continued channel penetration in the United States, as well as strong revenues from international sales through the retail channel (particularly in Germany), expansion into Latin American markets and new product introductions. The Company's revenues from international sales in each of the periods were generated primarily from Germany, the United Kingdom and Australia. Although the Company believes that the risks associated with transactions in foreign currencies are mitigated by diversified exposure to multiple currencies, the Company's operating results may be affected by the risks customarily associated with international operations, including a devaluation of the U.S. dollar, increases in duty rates, exchange or price controls, longer collection cycles, government regulations, political instability and changes in international tax laws.

The Company recognizes revenue, net of estimated returns and allowances, upon shipment of a product and only when no significant obligations remain and collectability is probable. The Company's return policy allows its distributors, subject to certain limitations, to return purchased products in exchange for new products or for credit towards future purchases as part of stock balancing programs. In addition, the Company provides price protection to its distributors when it reduces the prices of its products. End users may return products through dealers and distributors within a reasonable period from the date of purchase for a full refund, and retailers may return older versions of products for a full refund. Various distributors and resellers may have different return practices that adversely affect the number of products that are returned to the Company. Product returns often occur when the Company introduces upgrades and new versions of products or when distributors or resellers overestimate demand. The Company's allowances for doubtful accounts and returns is based upon its best judgment and estimates at the time and is comprised of both reserves for expected bad debts and reserves for expected sales returns. Reserves for doubtful accounts and expected sales returns is based primarily on historical averages and were 24.3%, 28.1% and 24.0% of gross receivables at June 30, 1998, 1997 and 1996, respectively.

PRODUCT COSTS

The Company's product costs include the costs of diskette and CD-ROM duplication, printing of manuals, packaging and assembly, freight-in, royalties that the Company pays to third parties based on sales of published software and amortization of capitalized software acquisition and development costs. Product costs represented 37%, 40% and 32% of net revenues in fiscal 1998, 1997 and fiscal 1996, respectively. The Company amortizes capitalized software development costs on a product-by-product basis. The amortization recorded for each product is the greater of the amount computed using (a) the ratio of current gross revenues to the total of current and anticipated future gross revenues for the product or (b) the economic life of such product. Aggregate amortization of such costs was $1,196,000, $224,000 and $375,000 in fiscal 1998, 1997 and fiscal 1996, respectively. The reduction in product costs as a percentage of net revenues in fiscal year 1998 was primarily attributable to a shift in product mix to products and new versions of existing products that yielded a higher overall gross margin and to purchasing efficiencies and better bill-of-materials management. The Company expects that amortization of capitalized costs will remain at current levels or increase in the near-term as a result of recent product acquisitions.

SALES AND MARKETING EXPENSES

The Company's sales and marketing expenses consist primarily of salaries and benefits for sales and marketing personnel, commissions, advertising, and printing and direct mail expenses. Sales and marketing expenses increased 55% to $18.6 million in fiscal 1998 from $12.0 million in fiscal 1997, which represented an increase of 22% from $9.9 million in fiscal 1996. The increases in sales and marketing during the fiscal years 1998 and 1997 were primarily due to increased headcount, additional cooperative advertising and increased commissions to support a higher level of sales. The Company had 141, 76 and 57 sales and marketing personnel at June 30, 1998, 1997 and 1996, respectively. Sales and marketing expenses represented 30%, 29% and 39% of net revenues in fiscal 1998, 1997 and fiscal 1996, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES

The Company's general and administrative expenses consist primarily of salaries and benefits for employees in the finance, accounting, human resources, information systems and operations departments and fees to the Company's professional advisors. General and administrative expenses increased 25% to $5.0 million in fiscal 1998 from $4.0 million in fiscal 1997, which represented a 56% increase from $2.6 million in fiscal 1996. The Company had 56, 45 and 32 administrative personnel at June 30, 1998, 1997 and 1996, respectively. The increases during fiscal 1998 and 1997 were primarily due to continued infrastructure improvements and to headcount additions, primarily in the areas of information systems, human resources, accounting and operations. General and administrative expenses represented 8%, 10% and 10% of net revenues in fiscal 1998, 1997 and fiscal 1996, respectively. The decline in these percentages from fiscal 1997 to fiscal 1998 was primarily attributable to the fixed nature of a large portion of these expenses and the Company's growing revenues.

RESEARCH AND DEVELOPMENT EXPENSES

The Company's research and development expenses consist primarily of salaries and benefits for research and development employees and payments to independent contractors. Research and development expenses increased 89% to $8.6 million in fiscal 1998 from $4.6 million in fiscal 1997, which represented a 44% increase from $3.2 million in fiscal 1996. These increases were due to domestic headcount increases, utilization of additional software development contractors outside of the United States and growth in other third-party development costs relating to development and expansion of the Company's product offerings. The Company had 115, 80 and 41 research and development employees at June 30, 1998, 1997 and 1996, respectively. In addition, the Company used significant numbers of independent research and development contractors outside of the United States. The additional contractors hired were engaged primarily in enhancing and modifying products and in-process technologies that the Company had acquired from third parties and, to a lesser extent, in developing new products. For fiscal 1998, 1997 and fiscal 1996, the Company capitalized software acquisition and development costs of $3.2 million, $44,000 and $402,000, respectively. Research and development expenses represented 14%, 11% and 12% of net revenues in fiscal 1998, 1997 and 1996, respectively. The increase in these percentages during fiscal 1998 reflected the Company's continued commitment to investing in research and development and the additional research and development expenditures associated with the in-process technologies acquired during the quarter ended September 30, 1997. Given the Company's intention to continue to invest in research and development, the Company anticipates that its research and development expenses may continue in the near term at the higher percentage level experienced in the fiscal year ended June 30, 1998.

WRITE OFF OF PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

In the fiscal year ended June 30, 1998, the Company expensed $6.4 million of purchased in-process research and development resulting from the acquisitions from Quarterdeck, Computer Concepts, MediaPaq and Corel. See "Acquisitions and Dispositions in Fiscal 1998" below.

INTEREST AND OTHER EXPENSE, NET

The Company's interest and other expenses, net are comprised of interest expense and foreign currency transaction gains and losses. Other expense, net was $759,000, $130,000 and $262,000 in fiscal 1998, fiscal 1997 and fiscal 1996, respectively. Interest expense was $603,000, $164,000 and $180,000 in fiscal 1998, 1997 and fiscal 1996, respectively. Foreign currency transaction loss was
 $153,000 in fiscal 1998 and $82,000 in fiscal 1996. There was a foreign currency gain of $34,000 in fiscal 1997. Interest expense increased over time as the Company increased its borrowings to fund it operations and support its growth.

PROVISION (BENEFIT) FOR INCOME TAXES

The Company's effective tax rate was 56% (benefit), 39% and 38% in fiscal 1998, fiscal 1997 and fiscal 1996, respectively. See Note 11 to the consolidated financial statements.

ACQUISITIONS AND DISPOSITIONS IN FISCAL 1998

ACQUISITIONS

During the fiscal year ended June 30, 1998, the Company completed the following four acquisitions of products, in-process technologies or companies. Each was accounted for using purchase accounting. The aggregate purchase prices for the acquisitions were comprised as follows:

                 COMPONENTS OF PURCHASE PRICES FOR ACQUISITIONS

                              NUMBER OF
                              SHARES OF      VALUE OF                                       ASSUMPTION      AGGREGATE
                               COMMON        COMMON           NOTES                           OF NET        PURCHASE
          SELLER                STOCK         STOCK          PAYABLE           CASH         LIABILITIES       PRICE
          ------              ----------   ------------      --------      ----------       --------------  -- ------
Quarterdeck.............            --              --       $     --      $1,000,000       $      --       $1,000,000
MapLinx.................            --              --        233,500         233,500         383,000          850,000
Mediapaq................        20,000      $  240,000             --              --         160,000          400,000
Corel...................       346,020       5,000,000        640,000              --              --        5,640,000
                               -------      ----------       --------      ----------       ---------      -----------
                               366,020      $5,240,000       $873,500      $1,233,500       $ 543,000       $7,890,000
                               =======      ==========       ========      ==========       =========       ==========


         The Company allocated the purchase prices for the acquisitions as follows:

             ALLOCATION OF AGGREGATE PURCHASE PRICES OF ACQUISITIONS

                                  PURCHASED IN-PROCESS
                                      RESEARCH AND
           SELLER                       DEVELOPMENT              CAPITALIZED SOFTWARE              GOODWILL
           ------                 ---------------------          --------------------              --------
Quarterdeck................           $  517,000                     $  483,000                         --
MapLinx....................              506,000                        331,000                    $13,000
Mediapaq...................              300,000                        100,000                         --
Corel......................            5,044,000                        517,000                     79,000
                                      ----------                     ----------                    -------
                                      $6,367,000                     $1,431,000                    $92,000
                                      ==========                     ==========                    =======


ACQUISITION OF PRODUCTS AND IN-PROCESS TECHNOLOGIES FROM QUARTERDECK CORPORATION

On July 1, 1997, the Company acquired certain products and in-process technologies from Quarterdeck(R) for a cash payment of $1,000,000. The Company utilized a discounted net cash flow model with various estimates and assumptions to allocate the purchase price. The discounted net cash flow analysis as of July 1, 1997 was based upon management's estimates of future net revenue from the products/technologies over the next three fiscal years, based upon expected unit sales and average selling prices of comparable products, expected product costs and other operating expenses. The expected future net cash flows were discounted using a 23% rate for in-process technologies and 18% for existing products. Based upon the Company's estimates of future cash flows and costs to have certain of these technologies reach technological feasibility and based upon a valuation, the Company allocated the purchase price as follows:


- $517,000 was allocated to purchased in-process research and development related to Quarterdeck's "EZ Impact" technology. At the time of the acquisition, management believed that technological feasibility of EZ Impact had not yet been established and that, as of July 1, 1997, this technology had no alternative future uses. The most significant estimate made by the Company in determining the amount to be allocated to in-process research and development was that the Company estimated future net revenues from EZ Impact over the next three years, based upon expected unit sales and average selling prices of comparable products. After the Company's in-depth review of the competitive marketplace and the state of the EZ Impact technology acquired in late calendar 1997, the Company determined that EZ Impact would not ever become an economically viable product and abandoned further development efforts.

- $483,000 was allocated to capitalized software to be amortized over the shorter of the life of the products' expected revenues or 18 months, pursuant to the Company's amortization policy for capitalized software development costs discussed in Note 1. Such capitalized software related to Quarterdeck's product Hijaak Pro. During the fiscal year ended June 30, 1998, the Company had net revenues from Hijaak Pro of approximately $2.0 million. Such amount exceeded the Company's projected net revenues. If this product fails to achieve projected results, the Company would accelerate the amortization of capitalized software over the life of the product's expected revenues.

ACQUISITION OF PRODUCTS AND IN-PROCESS TECHNOLOGIES FROM MAPLINX CORPORATION

On July 1, 1997, the Company acquired certain products and in-process technologies from MapLinx(R) Corporation for a total purchase price of $850,000 as follows: $233,500 in cash, a note payable for $233,500 and $383,000 in assumed net liabilities. The Company utilized a discounted net cash flow model with various estimates and assumptions to allocate the purchase price. The discounted net cash flow analysis as of July 1, 1997 was based upon management's estimates of future net revenues from the product/technologies over the next three fiscal years, based upon expected unit sales and average selling prices of comparable products, expected product costs and other operating expenses. The expected future net cash flows were discounted using a 23% rate for in-process technologies and 18% for existing products. Based upon the Company's estimates of future cash flows and costs to have certain technologies reach technological feasibility and based upon a valuation, the Company allocated the purchase price as follows:

- $506,000 was allocated to purchased in-process research and development related to MapLinx Mail. At the time of the acquisition, management believed that technological feasibility of MapLinx Mail had not yet been established and that, as of July 1, 1997, these technologies had no alternative future uses. This technology required additional research and developmental efforts to develop these products into commercially viable products. During the fiscal year ended June 30, 1998, the Company spent approximately $120,000 on research and development, and it expects to spend an additional approximately $80,000 on research and development to have the in-process technologies reach technological feasibility. The most significant estimate made by the Company in determining the amounts to be allocated to in-process research and development was the Company's estimated net revenues over the next three years, based upon expected unit sales and average selling prices of comparable products. MapLinx Mail is expected to be released in the second quarter of fiscal 1999.

- $331,000 was allocated to capitalized software to be amortized over the shorter of the life of the products' expected revenues or 18 months, pursuant to the Company's amortization policy for capitalized software development costs discussed in Note 1. At July 1, 1997, the most significant estimate made by the Company in determining the amounts to be allocated to capitalized software was the Company's estimated net revenues from MapLinx over the next three years, based upon expected unit sales and average selling prices of comparable products. During the fiscal year ended June 30, 1998, the Company had net revenues from MapLinx of approximately $1.5 million. This amount exceeded the Company's fiscal 1998 projected net revenues. If this product fails to achieve projected results the Company would accelerate the amortization of capitalized software over the life of the product's expected revenues.

-       $13,000 was allocated to goodwill to be amortized over three years.

ACQUISITION OF MEDIAPAQ, INC.

On August 22, 1997, the Company acquired 100% of the common stock of MediaPaq(TM) for a total purchase price of $400,000 as follows: $240,000 in IMSI common stock (20,000 shares at $12.00 per share) and $160,000 in assumed liabilities. MediaPaq's products and in-process technologies consisted primarily of browser software features that the Company believed it could incorporate into existing products and future products under development in the Company's MasterClips family of products. The expected future net cash flows as of August 22, 1997 were based upon management's estimates of future net revenues from the product/technologies, based upon expected unit sales and average selling prices of comparable products, expected product costs and other operating expenses. The expected future net cash flows were discounted using a 23% rate for in-process technologies and 18% for existing products. Based upon the Company's estimates of future cash flows and costs to have certain of MediaPaq's products and in-process technologies reach technological feasibility, the Company allocated the purchase price as follows:


- $300,000 was allocated to purchased in-process research and development related to browser software features that were expected to be incorporated into the next version of MasterClips. At the time of the acquisition, management believed that technological feasibility of certain of the acquired technologies had not yet been established and that, as of August 22, 1997, these technologies had no alternative future uses. This technology required additional research and developmental efforts to develop these products into commercially viable products. From August 22, 1997 through June 30, 1998, the Company spent approximately $100,000 on research and development to have the in-process technologies reach technological feasibility. In March 1998, the Company released MasterClips 303,000 incorporating such browser software features.

- $100,000 was allocated to capitalized software related primarily to browser software features that were incorporated into existing products MasterClips 202,000 and MasterClips 150,000 to be amortized over the shorter of the products' expected revenues or 18 months, pursuant to the Company's amortization policy for capitalized software development costs discussed in Note 1.

ACQUISITION OF PRODUCTS AND IN-PROCESS TECHNOLOGIES FROM COREL

On September 30, 1997, the Company acquired the rights to three completed products (Corel(R)Flow, Lumiere(TM) and Family Heritage(TM)(formerly, Corel Family Tree(TM))) and four in-process technologies (CorelCAD(TM), Corel Click and Create(TM), Visual CADD(TM) and Corel Personal Architect(TM)) in the CAD, diagramming and consumer categories from Corel (the "Acquisition"), for $5,000,000 in IMSI common stock (346,020 shares valued at approximately $14.45 per share) and $640,000 in notes payable due in two installments, $140,000 due in March 1998 (which was paid on June 3, 1998 with the proceeds from the Company's borrowings under its new May 4, 1998 bank credit line), and $500,000 due in September 1998. The Company allocated the $5,640,000 as described below, based upon a discounted net cash flow analysis utilizing management's estimates and costs to enable such technologies to reach technological feasibility and upon a valuation.

The discounted net cash flow analysis as of September 30, 1997 was based upon management's estimates of future net revenues from each of the three products and four in-process technologies over the next four fiscal years, based upon expected product costs and other operating expenses. The expected future net cash flows were discounted using a 23% rate from in process technologies and 18% for existing products. As of September 30, 1997, the Company estimated that total future revenues from all seven products/technologies acquired from Corel could exceed approximately $20 million (approximately $17 million related to the in-process technologies and approximately $3 million related to the developed technologies) over the next four fiscal years. This is a forward-looking statement. There can be no assurance that any revenues from such products/technologies will be generated by the Company.


- $5,044,000 relating to the four in-process technologies was expensed as purchased in-process research and development in the quarter ended September 30, 1997. At the time of the Acquisition, the Company determined that the technological feasibility of the four in-process technologies had not yet been established and that, as of September 30, 1997, such technologies had no alternative future uses. These technologies required additional research and developmental efforts to develop these products into commercially viable products. From September 30, 1997 through June 30, 1998, the Company spent approximately $300,000 on research and development, to have the four in-process technologies reach technological feasibility. CorelCAD products (now called TurboCAD Solid Modeler and TurboCAD 3D Modeler) were released in March 1998. Sales for the two products for fiscal year ended June 30, 1998 were approximately $700,000. Products formerly called Click and Create and Personal Architect were released in June 1998. Visual CADD is expected to be released in the second quarter of fiscal 1999. However, there can be no assurance that such products will obtain market acceptance or generate significant sales revenues for the Company. If the products fail to achieve projected results, the Company's future results may be negatively impacted.

- $517,000 relating to the three completed products was allocated to capitalized software ($206,000 of which was attributable to the Family Heritage product, see Note 3) to be amortized over the shorter of the life of the products' respective expected revenues or 18 months, pursuant to the Company's amortization policy for capitalized software development costs discussed in Note 1. The Family Heritage product was released in two versions, Family Heritage and Family Heritage Deluxe, which were released in November and December of 1997, respectively. During the fiscal year ended June 30, 1998, the Company had net revenues of approximately $300,000 from Family Heritage products. Such actual revenues were approximately the same as the Company's projected net revenues. The Family Heritage product was sold on March 13, 1998. If the remaining two products fail to achieve projected results, the Company would accelerate the amortization of capitalized software over the life of the products' expected revenues. The Company released the products formerly known as Corel's Lumiere and Flow on June 30, 1998.

-       $79,000 was allocated to goodwill to be amortized over 3 years.

SALE OF FAMILY HERITAGE PRODUCT

On March 13, 1998, the Company sold the rights to Family Heritage, one of the completed products acquired from Corel, to Mindscape, Inc. (which was subsequently acquired by The Learning Company) for a purchase price of $2,500,000 (plus $115,000 for inventories and prepaid royalties). The purchase price was divided into four equal payments of $625,000, the first of which was paid upon closing and the second on July 15, 1998. The remaining three $625,000 payments are due on October 15, 1998 and January 15, 1999; however, no separate notes payable for such amounts were issued by Mindscape. In the quarter ended March 31, 1998, the Company recognized a net gain of $409,000 on the sale, which gain was included in net revenues. The remaining $1,875,000, will be recognized as revenues upon receipt of cash payment from Mindscape, a subsidiary of The Learning Company. While the Company believes it will collect the additional installments due from The Learning Company, Management also believes recording the sale of Family Heritage to the Learning Company on the cash basis is the preferable accounting treatment because the ultimate collectibility of the remaining $1,875,000 cannot be reasonably estimated or assured.

The sale of the Family Heritage product enables the Company to further focus its sales and marketing and further product development efforts on its core product lines - business applications: (TurboCAD, Hijaak, MapLinx, FloorPlan, etc.), utilities: (Net Accelerator, WinDelete, etc.) and visual content: (MasterClips and MasterPhotos). While the Company believes it will collect the additional installments due from The Learning Company, the ultimate collectibility of the remaining $1,875,000 cannot be reasonably estimated or assured; management believes that any shortfall would not seriously impair the Company's liquidity.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its working capital and capital expenditure requirements primarily from net income before depreciation and amortization, short-term and long-term bank borrowings, capitalized leases and sales of common stock pursuant to the exercise of options.

The Company's operating activities provided (used) net cash of ($1.7 million), ($486,000) and $717,000, respectively in fiscal 1998, 1997, and 1996. In fiscal 1998, net cash used by operating activities resulted primarily from a $5.4 million increase in receivables, a $3.1 million increase in inventories and a $3.4 million increase in prepaid royalties and licenses, which were not entirely offset by the Company's net income before depreciation and amortization of $4.0 million. In fiscal 1997, net cash used by operating activities resulted primarily from increases in receivables of $3.4 million, inventories of $934,000 and prepaid royalties and licenses of $1.9 million, offset in part by the Company's income before depreciation and amortization of $4.7 million and increases in trade accounts payable of $1.4 million and smaller increases in other payables.

The Company's investing activities used net cash of $3.9 million, $367,000 and $1.1 million in fiscal 1998, 1997 and fiscal 1996, respectively. In fiscal 1997, net cash used by investing activities resulted primarily from addition of $2.2 million to capitalized software acquisition and development costs and $1.0 million of equipment purchases. In fiscal 1997, net cash used by investing activities resulted primarily from $323,000 of equipment purchases.

Net cash provided by financing activities was $6.6 million, $1.6 million and $236,000 in fiscal 1998, 1997 and fiscal 1996, respectively. In fiscal 1998, net cash provided by financing activities resulted primarily from $16.4 million of borrowings under the Company's credit line, offset in part by $11.8 million of repayments under capital leases, term loans and other obligations, and $928,000 from the issuance of common stock. In fiscal 1997, net cash provided by financing activities resulted primarily from $1.5 million of net borrowings under a term loan and $481,000 from sales of common stock, offset in part by $373,000 of capital lease and other obligations repayments.

At June 30, 1998, the Company had cash and cash equivalents of $2.1 million and working capital of $6.8 million. In May 1998, the Company entered into a new line of credit agreement with a bank under which it can borrow the lesser of $10.0 million or 80% of net accounts receivable, at the bank's reference rate plus 1/2% or LIBOR plus 2%, at the Company's option. The line of credit agreement requires the Company to comply with certain financial covenants, including maintenance of net worth and working capital requirements. Under the terms of the agreement, all assets not subject to liens of other financial institutions are pledged as collateral to secure the line of credit. The line of credit expires on October 31, 1999. In May 1998, the Company also secured a term loan commitment from the same bank in the amount of $1.5 million, which provided for borrowings to bear interest at the bank's reference rate plus 1/2 percent or LIBOR plus 2%, at the Company's option. In May 1998, the Company borrowed $7.9 million under the line of credit and $1.5 million under the term loan. The Company selected

90 day LIBOR (5.72% at June 30, 1998) plus 2% as the interest rate option for both the line of credit and the term loan. The term loan matures on April 30, 2000 and is to be repaid in eight equal quarterly installments of $188,000, plus interest. The Company used the proceeds from these borrowings to repay the amounts outstanding under its previous bank line of credit and previous term loan, which were then terminated. On September 24, 1998, the Company's bank line of credit was increased to the lesser of $13.5 million or 80% of net accounts receivable. All other significant terms of such agreement as discussed above were unchanged.

At June 30, 1998, the Company had no material commitments for capital expenditures. However, the Company currently expects to make approximately $2.7 million of equipment purchases over the next 12 months. In addition, as of that date, the Company had obligations totaling $2.0 million and $5.2 million over the next five years under capital and operating leases, respectively. The Company believes that its existing cash and cash equivalents, any cash flow from operations and any remaining availability under its line of credit, will be sufficient to satisfy the Company's working capital and capital expenditure requirements for at least the next 12 months. However, in order to support expansion of the Company's operating future acquisitions of products or companies, increases in expenses or other factors, the Company is currently seeking additional debt or equity financing. The Company's forecast period of time through which its financial resources will be adequate to support its working capital and capital expenditure requirements is a forward-looking statement that involves risks and uncertainties, and actual results could vary. The factors described in "Risk Factors" will affect the Company's future capital requirements and the adequacy of its available funds. The Company may be required to raise additional funds through public or private financing, or other arrangements. There can be no assurance that such funding, if needed, will be available on terms attractive to the Company, or at all. Furthermore, any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. The failure of the Company to raise capital when needed could have a material adverse effect on the Company's business, operating results and financial condition.

Most of the Company's international revenues are denominated in foreign currencies of the Company's subsidiaries. Consequently, a decrease in the value of a relevant foreign currency in relation to the U.S. dollar can adversely affect the Company's net revenues. Further, a decrease in the value of a relevant foreign currency in relation to the U.S. dollar occurring after prices and before receipt of payment by the Company would have an adverse effect on the Company's results of operations. The Company experienced no material gains on losses related to foreign currency transactions in fiscal 1998.

FUTURE PERFORMANCE AND ADDITIONAL RISK FACTORS

FLUCTUATIONS IN PERFORMANCE AND OPERATING RESULTS. The Company has experienced, and expects to continue to experience, significant fluctuations in operating results due to a variety of factors. The Company experienced growth during fiscal 1997 and 1998. However, for the quarter ended September 30, 1997, the Company reported a net loss of approximately $3.1 million, reflecting in part charges, accounted for primarily as a write-off of in-process research and development, amounting to approximately $6.4 million relating to several product acquisition and licensing transactions. Factors that may cause fluctuations in operating results in the future include, but are not limited to, market acceptance of the Company's products or those of its competitors; the timing of introductions of new products and new versions of existing products; the successful acquisition and integration of new businesses, products and technologies; the timing of any write-offs in connection with acquisition; the timing of orders or order cancellations from major customers; expenses relating to the development and promotion of such new product and new version introductions; product returns and reserves; changes in pricing policies by the Company or its competitors; changes in product mix; difficulty in securing retail shelf space for the Company's products; the accuracy of forecasts of, and fluctuations in, demand; market seasonality; the rate of growth of the consumer software market; fluctuations in foreign exchange rates; changes or disruptions in the consumer software distribution channels; the extent of third-party royalty payments; projected and actual changes in platforms and technologies; timely and successful adaptation to such platforms or technologies; and economic conditions, both generally and within the Company's industry. In addition, the Company's strategy is to increase the focus of its sales efforts on volume licensing to corporate accounts, and, if this strategy is successful, the timing of such licenses could significantly affect quarterly results of operations. The Company may also be required to pay fees in advance or to guarantee royalties, which may be substantial, or to obtain software licenses from third parties before the commercial viability of such software has been determined, which could cause operating results to fluctuate. As a result of these and other factors, the Company's operating results in any given period are inherently difficult to predict. Any significant shortfall in revenues and earnings from the levels expected by securities analysts and shareholders could result in a substantial decline in the trading price of the Company's common stock.

The Company's business has been affected somewhat by seasonal trends, including higher net revenues in the fiscal quarter ended December 31 as a result of strong calendar year-end holiday purchases by end users of its products. As a result, the Company may experience lower net revenues in the fiscal quarters ended March 31, June 30 and September 30. The seasonality of the European, Asia/Pacific and other international markets could also impact the Company's operating results and financial condition in a particular quarter given the significant portion of net revenues contributed by international operations. These seasonal patterns may be overshadowed in particular quarters by the timing of new product introductions, expansion into international markets and other factors affecting the Company's business. For example, the Company's net revenues in the quarter ended June 30, 1997 were favorably impacted by the Company's launch of TurboCAD v4 and TurboCAD v4 Professional. Furthermore, the markets for the Company's products are characterized by significant price competition, which may cause the Company's operating results to fluctuate. See "Intense Competition." In addition to seasonal and product pricing factors, the Company anticipates that its operating results for fiscal 1999 will be affected by the timing and the number of new product releases or upgraded versions of existing products, as well as marketing and promotional expenditures in connection with the product releases and the timing of product announcements or introductions by the Company's competitors.

Products are generally shipped as orders are received. Therefore, the Company has historically operated with little order backlog and sales and operating results for any quarter have depended on the volume and timing of orders received during that quarter, which cannot be predicted with any degree of certainty. A significant portion of the Company's operating expenses are relatively fixed, and planned expenditures are based on sales forecasts. Thus, if revenue levels are below expectations due either to the timing of orders received or to delays in product releases, operating results are likely to be materially adversely affected. Without growth in revenues in any particular quarter, the Company's increasing fixed operating expenses could cause net income to decline when compared to the same period in the previous year or the immediately preceding quarter. In such event, the market price of the Company's common stock might be materially adversely affected. Due to all of the foregoing factors, the Company believes that quarter to quarter comparisons of its operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

INTENSE COMPETITION. The PC productivity software industry is highly competitive and is characterized by rapid changes in technology and customer requirements. Important factors in the market include product features and functionality, quality and performance, reliability, brand recognition, ease of understanding and operation, advertising and dealer merchandising, access to distribution channels and retail shelf space, marketing, pricing and availability and quality of support services. The Company faces competition from a large number of sources. There has been a consolidation among competitors in the market for the Company's products, and many of the Company's current and potential competitors have larger technical staffs, more established and larger marketing and sales organizations, significantly greater financial resources and greater name recognition and better access to consumers than does the Company. The Company's relatively small size could adversely affect its ability to compete with larger companies for sales to dealers, distributors and retail outlets, to obtain shelf space for its products in retail outlets and to acquire products from third parties, who may desire to have their products sold or published by larger entities. The rapid pace of technological change constantly creates new opportunities for existing and new competitors and can quickly render existing technologies less valuable. It also requires the Company to enhance its existing products and to offer new products on a timely basis. The Company has limited resources and therefore must restrict its product development efforts to a relatively small number of projects.

The Company competes with other software companies in its efforts to acquire products or companies and to publish software developed by third parties. The competition to publish software developed by third parties is primarily on the basis of brand-name reputation, the terms offered to software developers and the ability to market new products.

Each of the Company's major products competes with one or more products from one or more major independent software vendors. For example, TurboCAD competes with AutoCAD from Autodesk Inc. and IntelliCAD from Visio Corporation. WinDelete competes with Uninstaller from CyberMedia Inc., CleanSweep from Quarterdeck Corporation and Norton Uninstaller from Symantec Corporation. MasterClips competes with ClickArt from Broderbund Software Inc., MegaGallery from Corel Corporation, Holy Cow! from Macmillan Digital Publishing USA and Art Explosion from Nova Development. VoiceDirect competes with various speech recognition products from IBM, Dragon Systems, Inc., Kurzweil and Lernout & Hauspie. Net Accelerator competes with SurfExpress from Connectix, Speed Surfer from Kissco and Net.jet from Peak Technologies. FloorPlan competes with Home Architect from Cendant Corporation, Home Design Suite from Autodesk, Dream Home Designer from Alpha Software Corporation and Home Design 3D from Expert Software, Inc. TurboProject competes with MicrosoftProject. The Company's strategy has been to develop productivity and utility applications that do not compete directly with applications or features included in operating systems and applications suites offered by major software vendors such as Microsoft, Lotus Development Corp. and Corel. However, such software vendors may in the future choose to expand the scope and functionality of their products to support some or all of the features currently offered by certain of the Company's products, which could adversely affect demand for the Company's products. In particular, Microsoft has periodically added utility features (e.g. disk compression utilities and desk-top facing features) to its Windows operating systems that were previously only supported by third-party vendors and that materially reduced demand for third-party utility products. In addition, Microsoft's Windows 98 contains features for the automatic updating of Windows 98 (including third party device drivers) and many Microsoft applications via the Internet, which could adversely impact sales of the Company's Update Now! product. Windows 98 also contains the latest version of Microsoft's Internet Explorer which handles the caching of Web pages more efficiently. This feature may adversely impact sales of the Company's Net Accelerator product family.

The software industry has limited barriers to entry, and the availability of personal computers with continuously expanding capabilities, at progressively lower prices, contributes to the ease of market entry. The Company believes that competition in the industry will continue to intensify as a number of software companies extend their product lines into additional product categories and as additional competitors enter the market. In addition, widespread use of the Internet has reduced barriers to entry in the software market by allowing software developers to distribute their products online without relying on access to traditional distribution networks. As a result of the proliferation of competing software developers, an increasingly large number of products are competing for limited shelf space. There can be no assurance that the Company's products will achieve and/or sustain market acceptance and generate significant levels of revenues in subsequent quarters or that the Company will have the resources required to compete successfully in the future.

The markets for the Company's products are characterized by significant price competition, and the Company expects it will continue to face increasing pricing pressures. In response to such competitive pressures, the Company has reduced the price of some of its products, including its MasterClips family of products, and there can be no assurance that product prices will not continue to decline or that the Company will not respond to such declines with additional product price reductions. If the Company significantly reduced the prices of one or more of its products, there can be no assurance that such price reductions would result in an increase in unit sales volume. Prolonged price competition would have a material adverse effect on the Company's operating results, including reduced profit margins and loss of market share.

Currently, approximately half of the Company's revenues depends upon sales of the TurboCAD and MasterClips product lines. A significant decline in sales of or margins on one or more of these products could adversely affect the Company's results of operations. Thus, the Company is more vulnerable to market declines and competition in the markets for such products than companies with more diversified sources of revenues.

RAPID TECHNOLOGICAL CHANGE AND FREQUENT PRODUCT INTRODUCTIONS. The markets for the Company's products are characterized by rapidly changing technology, frequent new product introductions and uncertainty due to new and emerging technologies, as well as changes in customer requirements and preferences. Changes in technologies and customer requirements and preferences, product obsolescence and advances in computer software and hardware will require the Company to develop or acquire new products and to enhance its products in a timely manner at improved price/performance levels in order to remain competitive. The pace of change has recently accelerated due to the Internet, corporate intranets, the introduction of 32-bit operating systems such as Windows 95 and Windows NT 4.0, and new programming languages, such as Java. PC hardware, in particular, is steadily advancing in power and function, facilitating expansion of the market for increasingly complex and flexible software products. This, in turn, has resulted in escalating development costs, longer periods necessary for development of new products and a greater degree of unpredictability in the time necessary to develop products. Due to potential difficulties in the development process, there can be no assurance that future products and upgrades will be released in a timely manner or that they will receive market acceptance, if and when released. Despite significant testing by the Company and by current and potential customers, errors or "bugs" may still be found in new products or upgrades after commencement of commercial shipments, especially when first introduced. Delays in the commencement of commercial shipments of new products or upgrades, as well as the discovery of errors or bugs after release, may result in adverse publicity, customer dissatisfaction and delay or loss of product revenues. In addition, such errors or "bugs" could require significant design modification or corrective releases and could result in an increase in products returns. Furthermore, from time to time the Company and others may announce new products, capabilities or technologies that have the potential to replace or shorten the life cycles of the Company's existing products. There can be no assurance that announcement of currently planned or other new products by the Company or by the Company's competitors will not cause customers to defer purchasing existing Company products or cause distributors to return products to the Company. In addition, rapid changes in the market and increasing numbers of new products available to consumers have increased the degree of consumer acceptance risk with respect to any specific title that the Company may publish. It is expected that this trend will continue and may become more pronounced in the future. Consumer preferences are difficult to predict, and few consumer products achieve sustained market acceptance.

There can be no assurance that the Company will be successful in its product development efforts or that the Company will have the resources required to respond to technological changes or to compete successfully in the future. Delays or difficulties associated with new product introductions or upgrades could have a material adverse effect on the Company's business, operating results and financial condition. In addition, because the Company expects that the cost of developing and introducing new products will continue to increase, the financial risks associated with new product development will increase as will the risks associated with material delays in the introduction of such new products. If the Company is unable to develop or acquire new products in a timely manner as revenues decrease from products reaching the end of their natural life cycles, the Company's operating results will be adversely affected. Because of the Company's small size and capital resources relative to some of its competitors, its ability to avoid technological obsolescence through acquisition or development of new products or upgrades of existing products may be more limited than companies with greater funds.

PRODUCT CONCENTRATION. During fiscal 1998, 43%, 19% and 29%, and during fiscal 1997, 34%, 11% and 46%, of the Company's net revenues were derived from sales of the Company's business applications, utilities and visual content products, respectively. Within the business applications category, the products within the business drawing category (primarily the TurboCAD product line) accounted for approximately 20% and 22% of the Company's net revenues during fiscal 1998 and fiscal 1997, respectively. Within the visual content category, the MasterClips product family accounted for approximately 29% and 46% of the Company's net revenues during fiscal 1998 and fiscal 1997. These were the leading products in their respective categories and, although the Company publishes a broad range of products, these product lines are expected to continue to account for a material percentage of net revenues in fiscal 1999 and thereafter. Accordingly, the Company's future operating results will depend, in part, on continued and expanded market acceptance of these product lines, as well as the Company's ability to continue to enhance these product lines and to introduce new products. There can be no assurance that sales levels of any of these families of products will increase or be sustained, especially in light of increased competition in the marketplace. Any circumstances adversely affecting sales of these families of products, including such factors as product life cycles, market acceptance, product performance and reliability, reputation, price competition and the availability of third-party applications, could have a material adverse effect on the Company's business, operating results and financial condition. The failure of new products in these families to achieve market acceptance could also have a material adverse effect on the Company's business, operating results and financial condition.

DISTRIBUTION RISKS. The distribution channels through which consumer software products are sold have been characterized by intense competition and continuing uncertainties, including consolidations and financial difficulties of certain distributors and resellers, the emergence of new resellers such as general mass merchandisers and superstores, the development of new channels such as the Internet and the desire of large customers such as retail chains and corporate users to purchase directly from software developers. Competition for access to distribution channels and for retail shelf space is intense. The Company has no long-term distribution agreements with any reseller. There can be no assurance that the Company's distributors and retailers will continue to purchase the Company's products or provide the Company's products with adequate levels of shelf space and promotional support or that the Company will be able to distribute its products effectively through new distribution channels. The Company's distributors and retailers carry competing product lines, and there is increasing pressure from distributors and retailers to obtain marketing and promotional funds, price discounts and favorable return policies in connection with access to shelf space, in-store promotions and sales of products, which has an adverse impact on the Company's net revenues and profitability. In addition, consolidation among the companies within the Company's distribution channels has reduced the number of available distributors, which has increased the competition for shelf-space. There can be no assurance that these pressures will not continue or increase. The Company's return policy allows its distributors, subject to certain limitations, to return purchased products in exchange for new products or for credit towards future purchases as part of stock balancing programs. In addition, the Company provides price protection to its distributors when it reduces the price of its products. End users may return products through dealers and distributors within a reasonable period from the date of purchase for a full refund, and retailers may return older versions of products. Various distributors and resellers may have different return policies that adversely affect the number of products that are returned to the Company. Product returns often occur when the Company introduces upgrades and new versions of products or when distributors or resellers overestimate demand. The Company anticipates that product returns in future periods will continue to be adversely affected by product update cycles, new product releases and software quality. The Company establishes allowances based on estimated future returns of products after considering various factors, and accordingly, if the level of actual returns exceeds the Company's estimates, it could have a material adverse impact on the Company's operating results and financial condition. While the Company maintains strict measures to monitor channel inventories and to provide appropriate reserves, actual product returns may differ from the Company's reserve estimates, and such differences could be material to the Company's operating results and financial condition. The Company manufactures its products based upon estimated future sales, and accordingly, if the level of actual orders of products falls short of management's estimates, inventory levels could be excessive, which could add to inventory write-offs and have an adverse impact on the Company's business, operating results and financial condition.

CUSTOMER CONCENTRATION. Sales to a limited number of distributors and retailers have constituted and are expected to continue to constitute a substantial amount of the Company's revenues. Sales to the Company's two largest distributors during fiscal 1998 and fiscal 1997 accounted for an aggregate of 33.1% and 22.8% of the Company's revenues, respectively. Arrangements with the Company's distributors and retailers generally may be terminated at any time by the distributor or retailer. The loss of, a significant reduction in sales to, the inability to collect receivables from, or any other adverse change in the Company's relationship with, any of the Company's principal distributors or retailers, or principal accounts sold through such distributors, could materially adversely affect the Company's operating results and financial condition. In addition, sales of the Company's products are typically made on credit, with terms that vary depending upon the customer and the nature of the product. The Company's distributors and retailers compete in a volatile industry and are subject to the risk of bankruptcy or other business failure, and certain distributors and retailers have experienced difficulties. Although the Company maintains a reserve for uncollectible receivables that it believes is adequate, there can be no assurance that its reserve will prove to be sufficient or that the difficulties for these or additional distributors and retailers will not continue, which could have an adverse effect on the Company's business, operating results and financial condition.

DEPENDENCE ON PROPRIETARY TECHNOLOGY AND POTENTIAL LITIGATION. The Company's ability to compete effectively depends in part on its ability to develop and maintain proprietary aspects of its technology. To protect its technology, the Company relies on a combination of copyrights, trademarks, trade secret laws, restrictions on disclosure and transferring title and other methods. The Company holds no patents, and existing copyright and trade secret laws afford only limited protection. The Company also generally enters into confidentiality or license agreements with its employees and consultants, and generally controls access to and distribution of its documentation and other proprietary information.

Despite the foregoing precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's products or technologies without authorization, or to develop similar technologies independently. The Company does not include in its products any mechanism to prevent or inhibit unauthorized copying. Policing unauthorized use of the Company's technology is difficult, and while the Company is unable to determine the extent to which software piracy of its products exists, software piracy can be expected to be a persistent problem. If a significant amount of unauthorized copying of the Company's products were to occur, the Company's business, operating results and financial condition could be adversely affected. In addition, effective copyright, trademark and trade secret protection may be unavailable or limited in certain foreign countries, and the global nature of the Internet makes it virtually impossible to control the ultimate destination of the Company's products. There can be no assurance that the steps taken by the Company will prevent misappropriation or infringement of its technology. In addition, litigation may be necessary to protect the Company's trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources that could have a material adverse effect on the Company's business, operating results and financial condition.

As the number of software products in the industry increases and the functionality of these products further overlaps, software developers and publishers may increasingly become subject to infringement claims. From time to time, the Company has received, and may receive in the future, notice of claims of infringement of other parties' proprietary rights. Although the Company investigates claims and responds as it deems appropriate, there can be no assurance that infringement or invalidity claims (or claims for indemnification resulting from infringement claims) will not be asserted or prosecuted against the Company. Irrespective of the validity or the successful assertion of such claims, the Company would incur significant costs and diversion of resources with respect to the defense thereof, which could have a material adverse effect on the Company's business, operating results and financial condition. If any valid claims or actions were asserted against the Company, the Company might seek to obtain a license under a third-party's intellectual property rights. There can be no assurance, however, that under such circumstances a license would be available on commercially reasonable terms, or at all.

The Company provides its products to end users under non-exclusive licenses, which generally are non-transferable and have a perpetual term. The Company makes source code available for certain of the Company's products. The provision of source code may increase the likelihood of misappropriation or other misuse of the Company's intellectual property. The Company licenses all of its products pursuant to shrink-wrap licenses that are not signed by licensees and therefore may be unenforceable under the laws of certain jurisdictions.

DEPENDENCE ON THIRD-PARTY DEVELOPERS. The Company's business strategy has historically depended in part on its relationships with third-party developers, who provide products that expand the functionality of the Company's software. Many of these licenses require payment of royalties based on the number of products sold. In other cases, the Company may be required to pay substantial up-front royalties and development fees to software developers before the commercial viability of their products has been tested. Failure of such products to achieve commercial success could result in substantial charges against the Company's earnings. Licenses from third parties for several of the Company's products have limited terms and are non-exclusive. There can be no assurance that these third-party software licenses for current products or for new products will continue to be available on commercially reasonable terms, or that the software will be appropriately supported, maintained or enhanced by the licensors. The loss of licenses to, or the inability to support, maintain and enhance, any such software, could result in increased costs, or in delays or reductions in product shipments until equivalent software could be developed, identified, licensed and integrated, which would have a material adverse effect on the Company's business, operating results and financial condition. In addition, because talented development personnel are in high demand, there can be no assurance that independent developers, including those who have developed products for the Company in the past, will be able to provide development support to the Company in the future. If sales of software utilizing third-party technology increase disproportionately, operating income as a percent of revenue may be below historical levels due to third-party royalty obligations.

RISKS ASSOCIATED WITH DEVELOPMENT TEAMS OUTSIDE THE UNITED STATES. Most program coding and quality testing of the Company's products are performed using contract programmers in development centers in various locations in Russia, Ukraine, India, and several other countries. Although the cost of programmers outside of the United States is significantly lower than the cost of programmers available to the Company domestically, the Company's reliance on such programmers presents a number of risks. Due to the geographic distance between the Company's engineering management personnel in California and the contract programmers overseas, it is more difficult for the Company to manage, oversee and control the programming process. In addition, cultural and language differences make coordination of the Company's United States management and overseas programming efforts more difficult. While the Company's agreement with the entity through which the Company compensates these programmers provides that the Company owns the code developed by the programmers, the location of the source code outside the United States may make it more difficult for the Company to ensure that access to its source code is adequately restricted. Given the Company's reliance on programmers outside the United States, the Company's business, operating results and financial condition would be materially adversely affected if the Company were to lose the services of these programmers. Although the Company would likely be able to locate alternative programmers within the United States or in other countries to the extent that the overseas programmers were no longer available, the costs associated with such alternative programmers could significantly increase the Company's operating expenses.

POTENTIALLY ADVERSE IMPACT FROM ACQUISITIONS. The Company has in the past acquired, and expects to continue from time to time in the future to acquire, businesses, technologies, services, product lines and/or content databases that are complementary to the Company's business in order to broaden its product lines and geographic sales channels. For example, during the first quarter of fiscal 1998, the Company acquired a number of products in the CAD, diagramming and consumer categories from Corel Corporation; entered into a technology licensing agreement with Dragon Systems, a developer of speech recognition products; acquired from Quarterdeck Corporation exclusive worldwide licensing rights to the HiJaak graphics utility products; acquired certain assets of MediaPaq, Inc., including its browser technology; and acquired certain assets of MapLinx, Inc., including a mapping software program. The Company believes that its future growth will depend, in part, upon the success of its recent and possible future acquisitions. There can be no assurance that the anticipated benefits of recently concluded business combinations and product acquisitions will be realized, or that the Company will be successful in identifying suitable acquisition opportunities in the future. The Company may in the future face increased competition for acquisition opportunities, which may inhibit the Company's ability to consummate suitable acquisitions and increase the costs of completing such acquisitions. Further, there can be no assurance that the Company will be able successfully to integrate acquired technologies, services, product lines or businesses. Acquisitions entail a number of risks, including managing a larger and more geographically disparate business; diversion of management attention; successfully completing development of and marketing acquired products to markets with which the Company may not be familiar; integrating the acquired products into the Company's product lines; coordinating diverse operating structures, policies and practices; and integrating the employees of the acquired companies into the Company's organization and culture. Failure of the Company to integrate and manage acquired businesses successfully, to retain their employees and to address successfully new markets associated with such acquired businesses would have a material adverse effect on the Company's business, operating results and financial condition. Certain of the Company's acquisitions have involved issuances of equity securities and resulted in various charges and expenses that have adversely affected, and will continue to adversely affect, the Company's operating results and financial condition. Future acquisitions may also result in potential charges that may adversely affect the Company's earnings and may involve the issuance of shares of the Company's stock to owners of acquired businesses, resulting in dilution in the percentage of the Company's stock owned by other shareholders.

MANAGEMENT OF GROWTH. In recent years, the Company has experienced changes in its operations that have placed significant demands on the Company's administrative, operational and financial resources. The growth in the Company's customer base and expansion of its product families, together with its acquisition of other businesses and their employees, have challenged and are expected to continue to challenge the Company's management and operations, including its sales, marketing, customer support, research and development and finance and administrative operations. In order to address certain of these challenges, the Company is in the process of upgrading its information systems. There can be no assurance that the Company will not face difficulties with such upgrade, which could adversely affect the Company's ability to continue to manage the growth of its operations. The Company's future performance will depend in part on its ability to manage change successfully, in both its domestic and its international operations, and to adapt its operational and financial control systems, if necessary, to respond to changes in its business and to facilitate the integration of acquired businesses with the Company's operations. The failure of the Company's management to effectively respond to and manage growth could have a material adverse effect on the Company's business, operating results and financial condition.

RISKS ASSOCIATED WITH THE INTERNET. The Company's marketplace has recently experienced a higher emphasis on online and Internet-related services and content tailored for this new delivery vehicle. The Company has initiated steps, at significant cost, to take advantage of opportunities created by the Internet and online networks, and the Company expects to incur significant additional costs in connection with its Internet infrastructure. There can be no assurance that the Company's Internet strategy will be successful, or that the costs and investments in this area will provide adequate, or any, results. Delivery of software using online services or the Internet will necessitate certain changes in the Company business and operations including addressing operational challenges such as improving download time for pictures, images and programs, ensuring proper regulation of content quality and developing sophisticated security for transmitting payments. The Company's failure to adapt to and utilize such technologies and media successfully and in a timely manner could materially and adversely affect its competitive position and its financial results.

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. International sales represented 30% and 41% of the Company's revenues during fiscal 1998 and fiscal 1997, respectively, and the Company expects that international sales will account for an increasing portion of its revenues in the future. Most of the Company's international revenues are denominated in foreign currencies. Consequently, a decrease in the value of a relevant foreign currency in relation to the U.S. dollar can adversely affect the Company's net revenues. Further, a decrease in the value of a relevant foreign currency in relation to the U.S. dollar occurring after prices and before receipt of payment by the Company would have an adverse effect on the Company's results of operations. Additionally, the Company may be materially and adversely affected by increases in duty rates, exchange or price controls, changes in tariffs, difficulties managing accounts receivable, longer collection cycles, repatriation restrictions or other restrictions on foreign currencies. The Company's international operations are subject to certain other risks common to international operations, including without limitation, difficulties managing foreign operations, the timely and successful launch of foreign products, government regulations, import and export restrictions, changes in international tax laws, political instability and, in certain jurisdictions, reduced protection for the Company's intellectual property rights. The Company has committed and continues to commit significant time and development resources to customizing certain of its products for selected international markets and to developing international sales and support channels. There can be no assurance that the Company's efforts to develop products for targeted international markets or to develop additional international sales and support channels will be successful. The failure of such efforts, which can entail considerable expense, could have a material adverse effect on the Company's business, operating results and financial condition.

RISKS ASSOCIATED WITH CORPORATE SALES STRATEGY. The Company is beginning to focus on sales directly to corporate customers through volume, installment and enterprise licensing arrangements. Direct sales to corporate customers typically involve a longer cycle (up to 18 months from first contact to execution of an initial license) than sales through other distribution channels, require a greater investment of resources in establishing the corporate relationship and result in lower operating margins. The timing of the execution of volume licenses, or their nonrenewal or renegotiation by large customers, could cause volatility in, and materially adversely affect, the Company's quarterly operating results. There can be no assurance that the Company's investments in establishing a corporate sales force will result in a profitable means of distributing the Company's products to corporate customers. If this strategy is unsuccessful, the Company's business and operating results could be adversely affected.

DEPENDENCE ON KEY PERSONNEL. The Company's success depends to a significant extent on the performance and continued service of its senior management and certain key employees, in particular Martin Sacks, the Company's President. The Company maintains no key person insurance and has no employment agreements and no noncompetition agreements with its employees. Competition for highly skilled employees with technical, management, marketing, sales, product development and other specialized training is intense, and the supply is limited. In particular, the Company has historically experienced difficulty in attracting highly qualified programmers and software engineers in the U.S. There can be no assurance that the Company will be successful in attracting, motivating and retaining such personnel. In addition, there can be no assurance that one or more key employees will not leave the Company or compete against the Company. The Company's failure to attract qualified employees or to retain the services of key personnel could materially adversely affect the Company's business, operating results and financial condition.

OWNERSHIP BY DIRECTORS AND EXECUTIVE OFFICERS. As of June 30, 1998, the present directors and executive officers of the Company and their respective affiliates, in the aggregate, beneficially own approximately 25% of the outstanding common stock. As a result, these shareholders will possess significant influence over the Company. Such influence may have the effect of delaying or preventing a change in control of the Company, impeding a merger, consolidation, takeover or other business combination involving the Company or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of the Company.

RELIANCE ON OUTSOURCING. The Company outsources most of the production of its products, which primarily involves duplication of various media and the printing of user manuals and packaging materials. So long as it remains economically advantageous to do so, the Company intends to continue, and possibly to increase, outsourcing in the future. Although the Company believes that it has adequate alternative suppliers of such services, the loss of a supplier or its inability to perform contract services could materially adversely affect the Company's operating results.

FUTURE CAPITAL NEEDS, UNCERTAINTY OF ADDITIONAL FINANCING. The Company currently anticipates that the available funds and cash flows generated from operations, will be sufficient to meet its anticipated needs for working capital and capital expenditures for at least the next 12 months. Thereafter, the Company may need to raise additional funds. The Company could need additional funds sooner in order to fund business expansion, develop new or enhanced products, respond to competitive pressures or acquire complementary products, businesses or technologies. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage of ownership of the shareholders will be reduced, shareholders may experience additional dilution and such securities may have rights, preferences or privileges senior to those of the holders of the Company's common stock. There can be no assurance that additional financing will be available on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to fund expansion, take advantage of unanticipated acquisition opportunities, develop or enhance services or products or respond to competitive pressures. Such inability could have a material adverse effect on the Company's business, operating results and financial condition. See "Liquidity and Capital Resources."

POSSIBLE VOLATILITY OF STOCK PRICE. The market price of the Company's common stock is highly volatile and could be subject to wide fluctuations in response to factors such as actual or anticipated variations in the Company's operating results, announcements of technological innovations, new products or services introduced by the Company or its competitors, changes in financial estimates by securities analysts, conditions and trends in the software market, general market conditions and other factors. Historically, the trading volume of the common stock has been very small and the market for the common stock has been materially less liquid than that of most other publicly traded companies. Significant sales of common stock could have an adverse effect on the market price of the common stock. Further, the stock markets, and in particular the NASDAQ National Market, have experienced extreme price and volume fluctuations that have particularly affected the market prices of equity securities of many technology companies and that often have been unrelated or disproportionate to the operating performance of such companies. The trading prices of many technology companies' stocks, including the Company, are at or near historical highs and reflect price to earnings ratios substantially above historical levels. There can be no assurance that these trading prices and price to earnings ratios will be sustained. These broad market factors may adversely affect the market price of the Company's common stock. These market fluctuations, as well as general economic, political and market conditions such as recessions, interest rates or international currency fluctuations, may adversely affect the market price of the common stock.

YEAR 2000 RISKS. The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the Year 2000 date are a known risk. The Company has established procedures for evaluating and managing the risks and costs associated with this problem, and, as part of the general upgrade of the Company's information systems, the Company is putting in place systems which will be Year 2000 compliant.

The Company has communicated with others with whom it does significant business to determine their Year 2000 compliance readiness and the extent to which the Company is vulnerable to any third party Year 2000 issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

The total cost to the Company of these Year 2000 compliance activities has not been and is not anticipated to be material to its financial position or results of operations in any given year. The Company anticipates completing these Year 2000 compliance activities by September of 1999. These costs and the date on which the Company plans to complete Year 2000 modification and testing procedures are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ from those plans.

Although the Company believes that its products are Year 2000 compliant, there can be no assurance that coding errors will not be discovered in the future. In such instance, the cost of product returns or warranty claims could be material to the Company's business and operating results. In addition, the Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those offered by the Company, which could result in a material adverse effect on the Company's business, operating results and financial condition. The Company is currently in the process of distributing mailings to all its vendors and customers regarding Year 2000 compliance.

FACTORS INHIBITING TAKEOVER. The Board of Directors is authorized to issue up to 20,000,000 shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the shareholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of delaying, deferring or preventing a change in control of the Company. The Company has no current plans to issue shares of Preferred Stock.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the impact of interest rate and foreign currency fluctuations. The Company's objective in managing its exposure to interest rate changes and foreign currency fluctuations is to limit the impact of interest rate changes on earnings and cash flow and to lower its overall borrowing costs. The Company's major market risk exposure is changing interest rates in the United States, which would change interest expense on the Company's line of credit and term loan.

Most of the Company's international revenues are denominated in foreign currencies. Consequently a decrease in the value of a relevant foreign currency in relation to the U.S. dollar could adversely affect the Company's net revenues. The Company's foreign currency transactional exposures exist primarily with the U.K. pound and German mark.

The Company does not utilize interest rate swaps or hedge exposures with foreign currency forward contracts.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements and the financial statement schedule are attached as an exhibit at Item 13(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will be contained in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated by reference herein.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be contained in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item will be contained in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated by reference herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be contained in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated by reference herein.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

         (a)      DOCUMENTS FILED AS PART OF THIS ANNUAL REPORT ON FORM 10-K:

         1.   Financial Statements

              Independent Auditors' Report                                                              36
              Consolidated Balance Sheets at June 30, 1998 and 1997                                     37
              Consolidated  Statements of Operations for the years ended June 30, 1998,  1997
                  and 1996                                                                              38
              Consolidated  Statements of  Shareholders'  Equity for the years ended June 30,
                  1998, 1997 and 1996                                                                   39
              Consolidated  Statements  of Cash Flows for the years  ended June 30, 1998 1997
                  and 1996                                                                              40
              Notes to Consolidated Financial Statements                                                41


         2.        Financial Statement Schedule

                  Schedule II - Valuation  and  Qualifying  Accounts for the years ended June
                  30, 1998, 1997 and 1996                                                               54

         (b)      REPORTS ON FORM 8-K: NONE.

         (c)      EXHIBITS:  SEE EXHIBIT INDEX                                                          56

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders
International Microcomputer Software, Inc.


We have audited the accompanying consolidated balance sheets of International Microcomputer Software, Inc. and subsidiaries (the "Company") as of June 30, 1998 and 1997 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three fiscal years in the period ended June 30, 1998. Our audits also included the financial statement schedule, listed in the Index at Item 13(a) 2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of International Microcomputer Software, Inc. and subsidiaries as of June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three fiscal years in the period ended June 30, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ DELOITTE & TOUCHE LLP
-------------------------
San Francisco, California
August 5, 1998 (September 24, 1998 as to the third paragraph of Note 10)

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 1998 AND 1997
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                         1998               1997
                                                                       --------           --------
ASSETS
Current assets:
  Cash and cash equivalents                                            $  2,093           $  1,126
  Receivables, less allowances for doubtful
    accounts and returns of $4,231 and $2,943                            13,149              7,536
  Inventories, net                                                        6,549              3,473
  Prepaid royalties and licenses                                          2,517              1,285
  Deferred tax assets, net                                                1,762              1,472
  Other current assets                                                      759                478
                                                                       --------           --------
      Total current assets                                               26,829             15,370

Furniture and equipment, net                                              3,430              1,693
Deferred tax assets, net                                                  2,676                265
Capitalized software development costs, net                               2,101                 92
Other assets, net                                                           314                153
                                                                       --------           --------
       Total assets                                                    $ 35,350           $ 17,573
                                                                       ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Credit line payable                                                    7,948                 --
   Short term debt and other obligations                                    842                402
   Trade accounts payable                                                 6,915              4,501
   Current portion of notes payable                                       1,434                558
   Wages, benefits and sales tax payable                                    932                515
   Contracts payable                                                      1,621              1,318
   Income taxes payable                                                     313                742
                                                                       --------           --------
     Total current liabilities                                           20,005              8,036

Long term debt and other obligations                                      1,682              2,042
                                                                       --------           --------
      Total liabilities                                                  21,687             10,078
Commitments and contingencies

Shareholders' equity:
   Common stock, no par value; 300,000,000 authorized;
        issued and outstanding 5,684,179 and 5,128,759 shares            12,718              6,453
   Retained earnings                                                      1,255              1,373
   Cumulative translation adjustment                                        (25)               (46)
   Notes receivable from shareholders                                      (285)              (285)
                                                                       --------           --------
      Total shareholders' equity                                         13,663              7,495
                                                                       --------           --------
           Total liabilities and shareholders' equity                  $ 35,350           $ 17,573
                                                                       ========           ========



See Notes to Consolidated Financial Statements

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED JUNE 30, 1998, 1997 AND 1996
                   (IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)

                                                1998               1997              1996
                                              --------           --------          --------
Net revenues                                  $ 62,472           $ 41,839          $ 25,679
Product costs                                   23,382             16,893             8,262
                                              --------           --------          --------
Gross margin                                    39,090             24,946            17,417
                                              --------           --------          --------

Costs and expenses:
   Sales and marketing                          18,611             12,026             9,888
   General and administrative                    5,005              3,988             2,557
   Research and development                      8,614              4,565             3,171
   Write off purchased in process
      research and development                   6,367                 --                --
                                              --------           --------          --------
   Total operating expenses                     38,597             20,579            15,616
                                              --------           --------          --------

Operating income                                   493              4,367             1,801

Interest and other expense, net                    759                130               262
                                              --------           --------          --------

Income (loss) before income taxes                 (266)             4,237             1,539

Income tax provision (benefit)                    (148)             1,640               585
                                              --------           --------          --------

Net income (loss)                             $   (118)          $  2,597          $    954
                                              ========           ========          ========

Basic income (loss) per share                 ($  0.02)          $   0.53          $   0.20

Diluted income (loss) per share               ($  0.02)          $   0.46          $   0.18

Shares used in calculating:
     Basic income (loss) per share           5,513,334          4,946,155         4,795,296

     Diluted income (loss) per share         5,513,334          5,681,606         5,287,543



See Notes to Consolidated Financial Statements

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    YEARS ENDED JUNE 30, 1998, 1997 AND 1996
                     (IN THOUSANDS EXPECT FOR SHARE AMOUNTS)

                                                                    Retained                          Notes
                                                                    Earnings        Cumulative     Receivable
                                          Common Stock            (Accumulated      Translation       from
                                     Shares         Amount          Deficit)        Adjustment      Shareholders         Total
                                     ------         ------        ------------      -----------    -------------         -----
Balance at July 1, 1995            4,759,957       $   5,864       $  (2,177)       $     (24)       $    (265)       $   3,398
Issuance of common stock
   under stock bonus and
    option plans                      74,732             109              --               --              (20)              89
Net income                                --              --             953               --               --              953
Foreign currency
    translation                           --              --              --               90               --               90
Loan to shareholder                       --              --              --               --               (8)              (8)
                                   ---------       ---------       ---------        ---------        ---------        ---------
Balance at June 30, 1996           4,834,689       $   5,973       $  (1,224)       $      66        $    (293)       $   4,522
Issuance of common stock
   under stock bonus and
   option plans                      294,070             480              --               --               --              480
Net income                                --              --           2,597               --               --            2,597
Foreign currency
    translation                           --              --              --             (112)              --             (112)
Payment of note receivable                --              --              --               --                8                8
                                   ---------       ---------       ---------        ---------        ---------        ---------
Balance at June 30, 1997           5,128,759       $   6,453       $   1,373        $     (46)       $    (285)       $   7,495

Issuance of common stock
   under stock bonus and
    option plans and for
    exercise of warrants             189,400             623              --               --               --              623
Issuance of common stock
   - acquisition of assets
   from Corel                        346,020           5,000              --               --               --            5,000
Issuance of common stock
   - acquisition of MediaPaq          20,000             240              --               --               --              240
Deferred compensation
amortization                              --              30              --               --               --               30
Tax benefit from exercise of
   stock options                          --             372              --               --               --              372
Net loss                                  --              --            (118)              --               --             (118)
Foreign currency translation              --              --              --               21               --               21
                                   ---------       ---------       ---------        ---------        ---------        ---------
Balance at June 30, 1998           5,684,179       $  12,718       $   1,255        ($     25)       ($    285)       $  13,663
                                   =========       =========       =========        =========        =========        =========



See Notes to Consolidated Financial Statements

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED JUNE 30, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

                                                                             1998            1997            1996
                                                                           --------        --------        --------
Cash flows from operating activities:
   Net income (loss)                                                       ($   118)       $  2,597        $    954
   Adjustments to reconcile net income (loss) to net
      cash provided (used) by operating activities
         Depreciation and amortization                                        4,147           2,098             934
         Amortization of deferred compensation                                  402              --              --
         Deferred taxes                                                      (2,700)           (602)           (402)
         Write-off of prepaid royalties                                          84             160
         Write-off of purchased in-process research and development           6,367              --              --
         Changes in:
              Receivables, net                                               (5,443)         (3,414)         (1,531)
              Inventories                                                    (3,061)           (934)           (912)
              Prepaid royalties and licenses                                 (3,361)         (1,939)           (499)
              Other current assets                                             (281)             (8)             61
              Trade accounts payable                                          1,942           1,424             879
              Wages, benefits and sales tax payable                             416             251              75
              Contracts payable                                                 303             263             302
              Income taxes payable                                             (429)           (270)            766
              Currency translation adjustment                                    22            (112)             90
                                                                           --------        --------        --------
   Net cash provided (used) by operating activities                          (1,710)           (486)            717
                                                                           --------        --------        --------

Cash flows from investing activities:
   Purchase of equipment                                                     (1,026)           (323)           (343)
   Cash paid for acquisitions of software development                        (2,708)            (44)           (746)
      costs and in-process technologies
   Other                                                                       (170)             --              --
                                                                           --------        --------        --------
   Net cash (used) by investing activities                                   (3,904)           (367)         (1,089)
                                                                           --------        --------        --------

Cash flows from financing activities:
   Credit line borrowings                                                    16,358           4,869           1,525
   Credit line repayments                                                    (8,410)         (4,869)         (1,925)
   Term loan borrowings                                                       1,500           2,000             946
   Term loan repayments                                                      (2,782)           (524)           (178)
   Capital lease and other obligations repayment                               (611)           (373)           (241)
   Notes receivable from shareholders                                            --               8              --
   Proceeds from issuance of common stock                                       526             481             109
                                                                           --------        --------        --------
   Net cash provided by financing activities                                  6,581           1,592             236

Net increase (decrease) in cash and cash equivalents                            967             739            (136)
Cash and cash equivalents at beginning of year                                1,126             387             523
                                                                           --------        --------        --------
Cash and cash equivalents at end of the year                               $  2,093        $  1,126        $    387
                                                                           ========        ========        ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid                                                              $    552        $    178        $    180
Income taxes paid                                                          $  2,592        $  1,910        $    165
SUPPLEMENTAL DISCLOSURES OF NON-CASH
FINANCING AND INVESTING ACTIVITIES
Equipment acquired through capital lease obligations                       $  1,462        $    768        $    401
Acquisition of products and in-process technologies in exchange for:
  Long term debt                                                                300              --              --
  Trade payables                                                                383              --              --
  Notes payable                                                               1,034              --              --
  Common stock                                                                5,240              --              --



See Notes to Consolidated Financial Statements

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

International Microcomputer Software, Inc. (IMSI(R) or the "Company") was incorporated in California in November 1982. The Company has wholly-owned subsidiaries located in Munich, Germany; Sydney, Australia; London, England; Johannesburg, South Africa; Paris, France; Stockholm, Sweden; and Rio de Janeiro, Brazil.

The Company develops and publishes PC productivity software in the business applications, utilities and visual content categories targeted primarily to small- and medium-size businesses and consumers.

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

Significant estimates used in the consolidated financial statements include the estimates of (i) doubtful accounts and returns, (ii) anticipated future gross revenues from products for which software development costs have been capitalized, (iii) provision for income taxes, (iv) the life of identifiable intangible assets from acquisitions, and (v) realizability of the deferred tax asset. The amounts the Company will ultimately incur or recover could differ materially from the Company's current estimates. The underlying assumptions and facts supporting these estimates could change in fiscal 1999 or thereafter.

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

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Costs incurred in the initial design phase of software development are expensed as incurred as research and development. Once the point of technological feasibility is reached, direct production costs are capitalized. The Company ceases capitalizing computer software costs when the product is available for general release to customers. Costs associated with acquired completed software are capitalized. Total capitalized software development costs at June 30, 1998 and 1997 were $5,261,000 and $2,056,000, respectively, less accumulated amortization of $3,160,000 and $1,965,000, respectively.

The Company amortizes capitalized software development costs on a product-by-product basis. The amortization for each product is the greater of the amount computed using (a) the ratio of current gross revenues to the total of current and anticipated future gross revenues for the product or (b) 18 or 36 months. In addition, the Company evaluates the net realizable value of each software product at each balance sheet date and records write-downs to net realizable value for any products for which the carrying value is in excess of the estimated net realizable value.

During the fourth quarter of the fiscal year ended June 30, 1998, the Company reevaluated the economic lives of products for which it capitalized software acquisition or development costs. As a result, effective April 1, 1998, the Company increased the amortization period from 18 to 36 months for acquired software development costs related to visual content products. The effect of this change in accounting estimate was $236,000 in the fourth quarter of fiscal 1998. Total amortization expense, charged to product costs, was $1,196,000, $224,000, and $375,000 in fiscal years 1998, 1997, and 1996, respectively.

OTHER CURRENT ASSETS

Other current assets include $215,000 of deferred offering costs, which the Company expects to offset from the proceeds of a planned equity offering.

INVENTORIES

Inventories, consisting primarily of diskettes, manuals, hardware, freight in, production costs and packing supplies, are valued at the lower of cost or market and are accounted for on the first-in, first-out basis.

Management performs periodic assessments to determine the existence of obsolete, slow moving and non-salable inventories, and records necessary provisions to reduce such inventories to net realizable value.

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

FOREIGN CURRENCY TRANSLATION

The asset and liability accounts of foreign subsidiaries are translated from their respective functional currencies at the rates in effect at the balance sheet date, and revenue and expense accounts are translated at weighted average rates during the periods. Foreign currency translation adjustments are reflected as a separate component of shareholders' equity. There was a loss resulting from foreign currency transactions of $153,000 and $82,000 in fiscal 1998 and 1996, respectively, and a gain of $34,000 in fiscal 1997.

STOCK-BASED COMPENSATION

The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, Accounting for Stock Issued to Employees.


NEW ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standard Board issued SFAS No. 130 "Reporting Comprehensive Income", which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and SFAS No. 131 ("Disclosures about Segments of an Enterprise and Related Information"), which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. Both statements are effective for the Company's 1999 fiscal year.

On October 27, 1997, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition," which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The Statement of Position 97-2 supersedes SOP 91-1, "Software Revenue Recognition," under which the Company's revenues were recognized. SOP 97-2 is effective prospectively for transactions entered into in fiscal years beginning after December 15, 1997. Certain provisions of SOP 97-2 may be deferred until 1999. The Company is currently evaluating SOP 97-2 to determine what effect, if any, SOP 97-2 may have on its revenue recognition policies.

RECLASSIFICATIONS

Certain fiscal 1997 and 1996 amounts have been reclassified to conform to the fiscal 1998 presentation.

2.  ACQUISITION OF PRODUCTS AND IN-PROCESS TECHNOLOGIES FROM COREL CORPORATION

On September 30, 1997, the Company acquired the rights to three completed products (Corel(R)Flow, Lumiere(TM) and Family Heritage(TM)(formerly, Corel Family Tree(TM))) and four in-process technologies (CorelCAD(TM), Corel Click and Create(TM), Visual CADD(TM) and Corel Personal Architect(TM)) in the CAD, diagramming and consumer categories from Corel (the "Acquisition"), for $5,000,000 in IMSI common stock (346,020 shares valued at approximately $14.45 per share) and $640,000 in notes payable due in two installments, $140,000 due in March 1998 (which was paid on June 3, 1998 with the proceeds from the Company's borrowings under its new May 4, 1998 bank credit line), and $500,000 due in September 1998. The Company allocated the $5,640,000 as described below, based upon a discounted net cash flow analysis utilizing management's estimates and costs to enable such technologies to reach technological feasibility and upon a valuation.

The discounted net cash flow analysis as of September 30, 1997 was based upon management's estimates of future net revenues from each of the three products and four in-process technologies over the next four fiscal years, based upon expected product costs and other operating expenses. The expected future net cash flows were discounted using a 23% rate from in process technologies and 18% for existing products. As of September 30, 1997, the Company estimated that total future revenues from all seven products/technologies acquired from Corel could exceed approximately $20 million (approximately $17 million related to the in-process technologies and approximately $3 million related to the developed technologies) over the next four fiscal years. This is a forward-looking statement. There can be no assurance that any revenues from such products/technologies will be generated by the Company.


- $5,044,000 relating to the four in-process technologies was expensed as purchased in-process research and development in the quarter ended September 30, 1997. At the time of the Acquisition, the Company determined that the technological feasibility of the four in-process technologies had not yet been established and that, as of September 30, 1997, such technologies had no alternative future uses. These technologies required additional research and developmental efforts to develop these products into commercially viable products. From September 30, 1997 through June 30, 1998, the Company spent approximately $300,000 on research and development to have the four in-process technologies reach technological feasibility. CorelCAD products (now called TurboCAD Solid Modeler and TurboCAD 3D Modeler) were released in March 1998. Sales for the two products for fiscal year ended June 30, 1998 were approximately $700,000. Products formerly called Click and Create and Personal Architect were released in June 1998. Visual CADD is expected to be released in the second quarter of fiscal 1999. However, there can be no assurance that such products will obtain market acceptance or generate significant sales revenues for the Company. If the products fail to achieve projected results, the Company's future results may be negatively impacted.

- $517,000 relating to the three completed products was allocated to capitalized software ($206,000 of which was attributable to the Family Heritage product, see Note 3) to be amortized over the shorter of the life of the products' respective expected revenues or 18 months, pursuant to the Company's amortization policy for capitalized software development costs discussed in Note 1. The Family Heritage product was released in two versions, Family Heritage and Family Heritage Deluxe, which were released in November and December of 1997, respectively. During the fiscal year ended June 30, 1998, the Company had net revenues of approximately $300,000 from Family Heritage products. Such actual revenues were approximately the same as the Company's projected net revenues. The Family Heritage product was sold on March 13, 1998. If the remaining two products fail to achieve projected results, the Company would accelerate the amortization of capitalized software over the life of the products' expected revenues. The Company released products formerly known as Corel's Lumiere and Flow in June 1998.

-       $79,000 was allocated to goodwill to be amortized over 3 years.

3. SALE OF FAMILY HERITAGE PRODUCT

On March 13, 1998, the Company sold the rights to Family Heritage, one of the completed products acquired from Corel, to Mindscape(R), Inc. (which was subsequently acquired by The Learning Company(R)) for a purchase price of $2,500,000 (plus $115,000 for inventories and prepaid royalties). The purchase price was split into four equal payments of $625,000, the first of which was paid upon closing, and the second payment was paid July 15, 1998. The remaining $625,000 payments are due October 15, 1998, and January 15, 1999, pursuant to the sale agreement with Mindscape. However, no separate notes payable for such amounts were issued by Mindscape. The Company recognized a net gain on such sale of $409,000 which was included in net revenues in the quarter ended March 31, 1998. The remaining $1,875,000, will be recognized as revenues upon receipt of cash payments from Mindscape, a subsidiary of The Learning Company. While the Company believes it will collect the additional installments due from The Learning Company, Management also believes recording the sale of Family Heritage to The Learning Company on the cash basis is the preferable accounting treatment, because the ultimate collectibility of the remaining $1,875,000 cannot be reasonably estimated or assured.

4. ACQUISITION OF PRODUCTS AND IN-PROCESS TECHNOLOGIES FROM QUARTERDECK CORPORATION

On July 1, 1997, the Company acquired certain products and in-process technologies from Quarterdeck(R) for a cash payment of $1,000,000. The Company utilized a discounted net cash flow model with various estimates and assumptions to allocate the purchase price. The discounted net cash flow analysis as of July 1, 1997 was based upon management's estimates of future net revenue from the products/technologies over the next three fiscal years, based upon expected unit sales and average selling prices of comparable products, expected product costs and other operating expenses. The expected future net cash flows were discounted using a 23% rate for in-process technologies and 18% for existing products. Based upon the Company's estimates of future cash flows and costs to have certain of these technologies reach technological feasibility and based upon a valuation, the Company allocated the purchase price as follows:


- $517,000 was allocated to purchased in-process research and development related to Quarterdeck's "EZ Impact" technology. At the time of the acquisition, management believed that technological feasibility of EZ Impact had not yet been established and that, as of July 1, 1997, this technology had no alternative future uses. The most significant estimate made by the Company in determining the amount to be allocated to in-process research and development was that the Company estimated future net revenues from EZ Impact over the next three years, based upon expected unit sales and average selling prices of comparable products. After the Company's in-depth review of the competitive marketplace and the state of the EZ Impact technology acquired in late calendar 1997, the Company determined that EZ Impact would not ever become an economically viable product and abandoned further development efforts.

- $483,000 was allocated to capitalized software to be amortized over the shorter of the life of the products' expected revenues or 18 months, pursuant to the Company's amortization policy for capitalized software development costs discussed in Note 1. Such capitalized software related to Quarterdeck's product Hijaak Pro. During the fiscal year ended June 30, 1998, the Company had net revenues from Hijaak Pro of approximately $2.0 million. Such amount exceeded the Company's projected net revenues. If this product fails to achieve projected results, the Company would accelerate the amortization of capitalized software over the life of the product's expected revenues.

5. ACQUISITION OF PRODUCTS AND IN-PROCESS TECHNOLOGIES FROM MAPLINX CORPORATION

On July 1, 1997, the Company acquired certain products and in-process technologies from MapLinx(R) Corporation for a total purchase price of $850,000 as follows: $233,500 in cash, a note payable for $233,500 and $383,000 in assumed net liabilities. The Company utilized a discounted net cash flow model with various estimates and assumptions to allocate the purchase price. The discounted net cash flow analysis as of July 1, 1997 was based upon management's estimates of future net revenues from the product/technologies over the next three fiscal years, based upon expected unit sales and average selling prices of comparable products, expected product costs and other operating expenses. The expected future net cash flows were discounted using a 23% rate for in-process technologies and 18% for existing products. Based upon the Company's estimates of future cash flows and costs to have certain technologies reach technological feasibility and based upon a valuation, the Company allocated the purchase price as follows:

- $506,000 was allocated to purchased in-process research and development related to MapLinx Mail. At the time of the acquisition, management believed that technological feasibility of MapLinx Mail had not yet been established and that, as of July 1, 1997, these technologies had no alternative future uses. This technology required additional research and developmental efforts to develop these products into commercially viable products. During the fiscal year ended June 30, 1998, the Company spent approximately $120,000 on research and development, and it expects to spend an additional approximately $80,000 on research and development to have the in-process technologies reach technological feasibility. The most significant estimate made by the Company in determining the amounts to be allocated to in-process research and development was the Company's estimated net revenues over the next three years, based upon expected unit sales and average selling prices of comparable products. MapLinx Mail is expected to be released in the second quarter of fiscal 1999.

- $331,000 was allocated to capitalized software to be amortized over the shorter of the life of the products' expected revenues or 18 months, pursuant to the Company's amortization policy for capitalized software development costs discussed in Note 1. At July 1, 1997, the most significant estimate made by the Company in determining the amounts to be allocated to capitalized software was the Company's estimated net revenues from MapLinx over the next three years, based upon expected unit sales and average selling prices of comparable products. During the fiscal year ended June 30, 1998, the Company had net revenues from MapLinx of approximately $1.5 million. Such amount exceeded the Company's fiscal 1999 projected net revenues. If this products fails to achieve projected results the Company would accelerate the amortization of capitalized software over the life of the product's expected revenues.

-       $13,000 was allocated to goodwill to be amortized over three years.

6.  ACQUISITION OF MEDIAPAQ, INC.

On August 22, 1997, the Company acquired 100% of the common stock of MediaPaq(TM) for a total purchase price of $400,000 as follows: $240,000 in IMSI common stock (20,000 shares at $12.00 per share) and $160,000 in assumed liabilities. MediaPaq's products and in-process technologies consisted primarily of browser software features that the Company believed it could incorporate into existing products and future products under development in the Company's MasterClips family of products. The expected future net cash flows as of August 22, 1997 were based upon management's estimates of future net revenues from the product/technologies, based upon expected unit sales and average selling prices of comparable products, expected product costs and other operating expenses. The expected future net cash flows were discounted using a 23% rate for in-process technologies and 18% for existing products. Based upon the Company's estimates of future cash flows and costs to have certain of MediaPaq's products and in-process technologies reach technological feasibility, the Company allocated the purchase price as follows:


- $300,000 was allocated to purchased in-process research and development related to browser software features that were expected to be incorporated into the next version of MasterClips. At the time of the acquisition, management believed that technological feasibility of certain of the acquired technologies had not yet been established and that, as of August 22, 1998, these technologies had no alternative future uses. This technology required additional research and developmental efforts to develop these products into commercially viable products. From August 22, 1997 through March 1998, the Company spent approximately $100,000 on research and development to have the in-process technologies reach technological feasibility. In March 1998, the Company released MasterClips 303,000 incorporating such browser software features.

- $100,000 was allocated to capitalized software related primarily to browser software features that were incorporated into existing products MasterClips 202,000 and MasterClips 150,000 to be amortized over the shorter of the products' expected revenues or 18 months, pursuant to the Company's amortization policy for capitalized software development costs discussed in Note 1.

7.  INFORMATION ABOUT FOREIGN OPERATIONS

Total assets, net revenues and net income (loss) of U.S., United Kingdom (UK), Australia, Germany, and Rest of World (which includes France, South Africa, Japan, the Pacific rim and Latin America) as of and for the years ended June 30 were as follows (in thousands):

Total Assets:              1998            1997            1996
                         --------        --------        --------
U.S.                     $ 29,111        $ 12,799        $  8,901
U.K                         1,224           1,280             790
Australia                   1,453           1,147             541
Germany                     2,787           1,334             276
Rest of World                 775           1,013             550
                         --------        --------        --------
                         $ 35,350        $ 17,573        $ 11,058
                         ========        ========        ========
Net Revenues:
U.S.                     $ 44,001        $ 24,632        $ 17,065
U.K                         5,193           3,923           2,911
Australia                   3,584           2,685           1,891
Germany                     7,195           5,724           2,095
Rest of World               2,499           4,876           1,717
                         --------        --------        --------
                         $ 62,472        $ 41,840        $ 25,679
                         ========        ========        ========
Net Income (loss):
U.S.                     $   (353)       $  2,329        $  1,021
U.K                            68              49              (4)
Australia                      15             (37)            (29)
Germany                       143              76              75
Rest of World                   9             180            (109)
                         --------        --------        --------
                         $   (118)       $  2,597        $    954
                         ========        ========        ========

8. INVENTORIES

At June 30, inventories consist of (in thousands):


                                 1998            1997
                                -------        -------
Raw materials                   $ 2,882        $ 1,379
Finished goods                    4,282          2,252
                                -------        -------
                                  7,164          3,631
Reserves for obsolescence          (615)          (159)
                                -------        -------
                                $ 6,549        $ 3,472
                                =======        =======

9.  FURNITURE AND EQUIPMENT

At June 30, furniture and equipment consist of (in thousands):

                                     1998            1997
                                    -------        -------
Computer and office equipment       $ 4,965        $ 2,824
Software                                701            355
                                    -------        -------
                                      5,666          3,179
Accumulated depreciation             (2,236)        (1,485)
                                    -------        -------

                                    $ 3,430        $ 1,694
                                    =======        =======

Included in computer and office equipment at June 30, 1998, and 1997 is equipment acquired under capital leases of $1,462,000 and $768,00, respectively, with accumulated depreciation of $871,000 and $465,000, respectively.

10. NEW BANK LINE OF CREDIT AND NEW TERM LOAN

In May 1998, the Company entered into a new line of credit agreement with a bank under which it can borrow the lesser of $10.0 million or 80% of net accounts receivable, at the bank's reference rate plus 1/2 % or LIBOR plus 2%, at the Company's option. The line of credit agreement requires the Company to comply with certain financial covenants, including maintenance of net worth and working capital requirements. Under the terms of the agreement, all assets not subject to liens of other financial institutions are pledged as collateral to secure the line of credit. The line of credit expires on October 31, 1999. In May 1998, the Company also secured a term loan commitment from the same bank in the amount of $1.5 million, which provided for borrowings to bear interest at the bank's reference rate plus 1/2 percent or LIBOR plus 2%, at the Company's option.

In May 1998, the Company borrowed $7.8 million under the line of credit and $1.5 million under the term loan. The Company selected 90 day LIBOR (5.72% on June 30, 1998) plus 2% as the interest rate option for both the line of credit and the term loan. The term loan matures on April 30, 2000 and is to be repaid in eight equal quarterly installments of $188,000, plus interest. The Company used the proceeds from these borrowings to repay the amounts outstanding under its previous bank line of credit and previous term loan, which were then terminated. The amount of the unused credit line at June 30, 1998 was $2,052,000.

On September 24, 1998, the Company's bank line of credit was increased to the lesser of $13.5 million or 80% of net accounts receivable. All other significant terms of such agreement as discussed above were unchanged.

As of June 30, 1998, principal repayments on the term loans under these credit agreements are required as follows (in thousands):

 FISCAL YEAR:
 1999                 $  750
 2000                    750
                      ------

Total                  1,500
                      ======

11.  INCOME TAXES

Taxes on income was based on income (loss) before taxes as follows (in thousands):

                    1998              1997             1996
                  -------           -------          -------
Domestic          $  (532)          $ 4,134          $ 1,383
Foreign               266               103              156
                  -------           -------          -------
                  $  (266)          $ 4,237          $ 1,539
                  =======           =======          =======


The provision (benefit) for taxes on income for the years ended June 30, 1998, 1997, and 1996 was comprised of the following (in thousands):

                                         1998              1997              1996
                                       -------           -------           -------
Current:
               Federal                 $ 2,065           $ 1,779           $   821
               State                       397               324               133
               Foreign                     211               140                34
                                       -------           -------           -------
                                       $ 2,673           $ 2,243           $   988

Deferred
               Federal                 $(2,269)          $  (285)          $  (335)
               State                      (431)              (63)              (68)
               Foreign                    (121)             (254)               --
                                       -------           -------           -------
                                       $(2,821)          $  (602)          $  (403)

Total tax provision (benefit)          $  (148)          $ 1,641           $   585
                                       =======           =======           =======


eDeferred tax balances consisted of the following (in thousands):

                                                                  JUNE 30,
                                                           1998              1997
                                                         -------           -------
Current assets
    Allowance for doubtful accounts and returns          $ 1,362           $ 1,016
    Accrued vacation                                         138                70
    Foreign reserves and other                               349               427
                                                         -------           -------
                                                           1,849             1,513

Noncurrent assets
    Package design costs                                     176                77
    NOL carryforward                                          58               116
    Purchased intangibles                                  2,596               152
    Other                                                     80               159
                                                         -------           -------
                                                           2,910               504

Total assets                                               4,759             2,017
                                                         -------           -------

Current liabilities                                          (87)              (41)
Noncurrent liabilities
    Capitalized software development costs                    (5)             (166)
    Deferred state taxes                                    (229)              (73)
                                                         -------           -------
                                                            (234)             (239)

Total liabilities                                           (321)             (280)
                                                         -------           -------

Net deferred tax assets                                  $ 4,438           $ 1,737
                                                         =======           =======

At June 30, 1998, the Company had an operating loss carryforward of approximately $169,000 for federal tax purposes, which expires in various amounts in 2000-2005. The effective tax rate of a benefit of 56% in fiscal 1998 and a provision of 39% in fiscal 1997 and fiscal 1996 differs from the federal statutory rate of 34% for the years ended June 30 as follows (in thousands):

                                                1998             1997              1996
                                              -------           -------           -------
Federal tax at statutory rate on
   net income (loss)                          $   (91)          $ 1,441           $   523

State tax provision, net of
   federal benefit                                (22)              172                94

Change in valuation allowance                      --              (138)               74

Cost (benefit) related to offshore
   intellectual property                         (335)              335                --

In-process technology write off,
   nondeductible for tax                          102                --                --

Foreign sales corporation benefit                  --               (68)               --

Other                                             198              (101)             (106)
                                              -------           -------           -------
Total income tax provision (benefit)          $  (148)          $ 1,641           $   585
                                              =======           =======           =======

12.  EARNINGS PER SHARE

The Company adopted SFAS No. 128, "Earnings per share," in fiscal 1998 and has restated all prior periods. Basic EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable as a result of the exercise or conversion of stock options, restricted stock warrants or other convertible securities. Diluted securities for the year ending June 30, 1998 have not been included in the table below because their inclusion would be anti-dilutive.

The weighted average numbers of shares outstanding (denominator) used to calculate basic earnings per share are reconciled to the numbers of shares used in calculating diluted earnings (loss) per share as follows (in thousands):

                                                FOR THE YEARS ENDED JUNE 30,
                                             1998           1997           1996
                                            -----          -----          -----
Shares used to compute basic EPS            5,513          4,946          4,795
Add effect of dilutive securities:
  Stock options                                --            736            493
                                            -----          -----          -----
Shares used to compute diluted EPS          5,513          5,682          5,288
                                            =====          =====          =====

13.  STOCK OPTIONS AND EMPLOYEE STOCK INCENTIVE PLANS

The Company's 1992 Stock Option Plan, authorizes the issuance of up to 900,000 shares of common stock under the Plan. The 1993 Employee Incentive Plan, as amended (the Option Plan), permits the Company to grant options to purchase up to 1,927,200 shares of common stock to employees, directors and consultants at prices not less than the fair market at date of grant for incentive stock options and not less than 85% of fair market value for nonstatutory stock options. These options generally expire 10 years from the date of grant and become exercisable ratably over a 5-year period. The Company has qualified and non-qualified employee stock option plans, as amended, that reserve shares of common stock for issuance to employees and consultants. Under the terms of the Plan, the Board may grant options to purchase common stock of the Company over a period of ten years at the fair market value at the time of grant.

Option activity under the plans is as follows:

                                                                                                NUMBER OF     WEIGHTED AVERAGE
                                                                                                 SHARES         EXERCISE PRICE
Outstanding, July 1, 1995 (169,128 exercisable at a weighted average price of $.60)               795,441           $    2.24
Granted (weighted average fair value of $3.18)                                                    742,433           $    4.60
Exercised                                                                                         (66,810)               3.04
Canceled                                                                                         (147,402)               5.23
                                                                                               ----------           ---------
Outstanding, June 30, 1996 (259,567 exercisable at a weighted average price of $1.27)           1,323,662           $    3.19

Granted (weighted average fair value of $5.65)                                                    316,914           $    7.69
Exercised                                                                                        (133,456)               1.80
Canceled                                                                                         (239,500)               4.21
                                                                                               ----------           ---------
Outstanding, June 30, 1997 (298,693 exercisable at a weighted average price of $2.13)           1,267,620           $    4.27

Granted (weighted average fair value of $7.58)                                                    925,525           $   13.13
Exercised                                                                                        (171,952)               2.77
Canceled                                                                                         (173,055)              11.39
                                                                                               ----------           ---------
Outstanding, June 30, 1998 (635,804 exercisable at a weighted average price of $3.20)           1,848,138           $    8.18
                                                                                               ==========           =========

Additional information regarding options outstanding as of June 30, 1998 is as follows:

                                       OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                                       -------------------                             -------------------
                                          WEIGHTED AVG.
                                            REMAINING
     RANGE OF EXERCISE      NUMBER       CONTRACTUAL LIFE     WEIGHTED AVG.         NUMBER          WEIGHTED AVG.
          PRICES          OUTSTANDING         (YRS)          EXERCISE PRICE       EXERCISABLE       EXERCISE PRICE
      $0.23  - 3.56         408,972            5.6                $1.99               360,142           $1.91
      $3.66  - 5.92         410,465            7.6                $4.55               221,977           $4.34
      $6.00 - 12.08         546,501            8.5                $9.52                53,685           $7.17
     $12.09 - 18.38         482,200            9.5               $15.00                -                  -
                          -----------------------------------------------------------------------------------
                          1,848,138            7.9                $8.18             635,804             $3.20
                          =========            ===                =====             ========            =====

At June 30, 1998, 547,360 shares were available for future grants under the Option Plan.

ADDITIONAL STOCK PLAN INFORMATION

As discussed in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board No. 25, Accounting for Stock Issued to Employees and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements. SFAS No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1996. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life of 5 years in 1998 and 7 years in 1997 and 1996, stock volatility, 57% in fiscal 1998, 72% in fiscal 1997 and 73% in fiscal 1996; risk free interest rates, 5.77% in 1998, 6.70% in 1997, and 6.61% in 1996; and no dividends during the expected term. The Company's calculations are based on a single option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 1998, 1997 and 1996 awards had been amortized to expense over the vesting period of the awards, pro forma net loss would have been $1,587,000 ($.29 per diluted share) in 1998, $2,074,000 ($.37 per diluted share) in 1997, and $649,000 ($.12 per diluted share) in 1996. However, the impact of outstanding non-vested stock options granted prior to 1996 has been excluded from the pro forma calculation; accordingly, the 1998 and 1997 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

14. COMMITMENTS

The Company leases its facilities and certain equipment under various noncancelable operating lease agreements. The Company also leases equipment under capital equipment leases, which expire at various dates through 2001. The Company is required to pay property taxes, insurance, and normal maintenance costs on certain leases. Future minimum payments for capital leases and other obligations and rental commitments for noncancelable operating leases with remaining terms of over one year at June 30, 1998 are as follows (in thousands):


                                       Capital Lease              Operating
                                        Obligations                 Leases
                           Fiscal:
                              1999          $914                    $1,227
                              2000           786                     1,227
                              2001           292                     1,023
                              2002             -                       941
                              2003                                     774
                                               -
                                            ----                    ------
Total minimum lease payments               1,992                     5,192
                                                                    ======
Less amount representing interest            218
                                           -----
Capital lease obligations                  1,774
Less current portion                         842
                                           -----
Long term portion                           $932
                                           =====

Total rent expense for all operating leases was $965,000, $727,000, and $467,000 for the fiscal years ended June 30, 1998, 1997, and 1996 respectively.

On July 1, 1998, the Company entered into a lease agreement to rent 36,000 square feet of office space in Novato, California where it plans to relocate its headquarters in October 1998. The lease term is for five years and requires monthly payments totaling approximately $920,000 per year.

                                   SCHEDULE II

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES

                        Valuation and Qualifying Accounts

Years ended June 30, 1998, 1997 and 1996 (in thousands)

Column A                          Column B        Column C        Column D        Column E

                                                  Additions
                                  Balance at      charged to
                                  beginning of    costs and                       Balance at
Description                       period          Expenses        Deductions      end of period
Year ended June 30, 1998

Allowance for doubtful
    accounts and returns          $2,943          $5,501          $4,213          $4,231
                                  ------          ------          ------          ------

Year ended June 30, 1997

Allowance for doubtful
    accounts and returns          $1,302          $6,793          $5,151          $2,943
                                  ------          ------          ------          ------

Year ended June 30, 1996

Allowance for doubtful
    accounts and returns          $  778          $4,017          $3,493          $1,302
                                  ------          ------          ------          ------

                                   SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Rafael, State of California on September 28, 1998.

INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.


By:      ____________________________
         Martin Sacks
         Chief Executive Officer, President and Director


Pursuant to the Requirement of the Securities Exchange Act of 1934, the following persons in the capacities and on September 28, 1998 have signed this report below.


By:      ____________________________
         Martin Sacks
         Chief Executive Officer, President and Director


By:      ____________________________
         Geoffery Koblick
         Chairman of the Board of Directors, Secretary and General Counsel

By:      ____________________________
         Robert Mayer
         Executive Vice President Sales and Director

By:      ____________________________
         Kenneth Fineman
         Vice President of Finance and Chief Financial Officer
         (Principal Financial and Accounting Officer)

By:      ____________________________
         Charles Federman
         Director

By:      ____________________________
         Earl Hamlin
         Director

By:      ____________________________
         Abraham Ostrovsky
         Director

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                          1998 FORM 10-K ANNUAL REPORT

                                  EXHIBIT INDEX


Exhibit Number            EXHIBIT TITLE                            Page
--------------            -------------                            ----
21.1               Subsidiaries of the Registrant                   57

23.1               Independent Auditors' Consent                    58

27.1               Financial Data Schedule