Form 10-K/A
period 1998-06-30
INTERNATIONAL MICROCOMPUTER SOFTWARE INC /CA/
filed 1998-10-28
CIK 814929

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               AMENDMENT NO. 1
                                      TO
                                  FORM 10-K

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

                            DESCRIPTION OF AMENDMENT

Part III of the Form 10-K filed by the Registrant on September 28, 1998, is hereby amended to include the information incorporated by reference. The Company's definitive proxy statement will not be filed within 120 days after the end of the fiscal year covering this Annual Report on Form 10-K, and as a result, the information required to be included in Part III, is provided pursuant to the enclosed Amendment.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS, KEY EMPLOYEES AND DIRECTORS

     The following table sets forth certain information regarding the executive officers, key employees and directors of the Company as of June 30, 1998:

              NAME                      AGE                      POSITION
              ----                      ---                      --------
     Martin Sacks.....................  38                  President, Chief Executive Officer and Director

     Geoffrey B. Koblick..............  44                  Chief Operating Officer, Secretary, General Counsel
                                                            and Chairman of the Board of Directors

     Robert Mayer.....................  44                  Vice President of International Sales and Director

     Kenneth R. Fineman...............  38                  Vice President of Finance and Chief Financial Officer

     M.W. Mantle......................  49                  Vice President of Research and Development and
                                                            Chief Technical Officer

     John McCrea......................  40                  Vice President of Marketing

     Martin Shapiro...................  42                  Vice President of North American Sales

     Susan Tobes......................  37                  Chief Information Officer

     Steve Lee........................  35                  Vice President of Business Development

     John Mann........................  46                  Vice President of Operations

     Charles Federman(1)(2)...........  41                  Director

     Earl S. Hamlin(1)(2).............  59                  Director

     Gordon K. Landies(1)(2)..........  42                  Director

______________
(1) Member of the Audit Committee.
(2) Member of the Compensation Committee.

Directors are elected at each annual meeting of shareholders and hold office until the next annual meeting and until their successors are elected and qualified. Officers serve at the pleasure of the Board of Directors (the "Board").

MR. SACKS has been a director of the Company since 1988 and the Company's President and Chief Executive Officer since June 30, 1990. In 1983, he founded Milan Systems America, Inc., which was acquired by the Company in 1988. Mr. Sacks served as a consultant for Arthur Young & Company from 1979 to 1983. Mr. Sacks also founded a software training company in 1984. He received a Bachelor of Commerce and a Bachelor of Accounting degree from the University of Witwatersrand, South Africa in 1981.

MR. KOBLICK has been the Company's Chairman of the Board of Directors, Secretary and General Counsel since its inception. He also served as the Company's President from its inception through September 15, 1987 and then again from July 1, 1988 to June 30, 1990. From 1981 to 1982, Mr. Koblick was legal counsel at MicroPro International Corporation (which later changed its name to WordStar International Incorporated). Between 1979 and 1981, he practiced law in San Francisco with Gunheim and Yturbide. Mr. Koblick received his Bachelor of Arts in Economics from the University of California at Berkeley in 1976 and his law degree from the University of California at San Francisco in 1979.

MR. MAYER has been the Company's Vice President of International Sales since March 1992 and a director since 1985. Prior to 1990, he served as Vice President of Operations. Before joining the Company, Mr. Mayer worked at Gundlach Bundschu Winery in Sonoma, California from 1980 to 1983, where he was the assistant wine maker and oversaw day-to-day operations. Mr. Mayer received a Bachelor of Arts in Biology from the University of California in 1976, as well as a Bachelor of Science and Master of Science in Fisheries Biology in 1977 and 1979, respectively, from the University of Washington.

Mr. FINEMAN has been the Company's Vice President of Finance and Chief Financial Officer since September 1996. From 1992 to 1995, Mr. Fineman was President and Chief Executive Officer of ActivCard Networks, Inc., where he founded the North American subsidiary of a European interactive technology company. Prior to joining ActivCard Networks, Inc., Mr. Fineman co-founded a subsidiary of Wasserstein Perella and Company where he executed asset-based mergers, acquisitions and related financings. Additionally, he has held positions at Bankers Trust Company and Arthur Andersen & Co. Mr. Fineman received a Bachelor of Science in accounting and finance from the University of California at Berkeley in 1981 and an MBA from Harvard Business School in 1986.

MR. MANTLE has been the Company's Vice President of Research and Development and Chief Technical Officer since November 1997. Prior to joining the Company, Mr. Mantle had served as Vice President of Engineering and Chief Technical Officer at Broderbund Software Inc., a Delaware company, from December 1991. Mr. Mantle received a Bachelor of Science in Computer Science from the University of Utah in 1971.

MR. McCREA has been the Company's Vice President of Marketing since March 1998. From July 1996 to March 1998, he was Vice President of Worldwide Sales and Marketing for Sense8 Corporation. Prior to joining the Company, Mr. McCrea served as Senior Partner at J. Walter Thompson from January 1995 to July 1996. Mr. McCrea also served as a Vice President, Management Supervisor for Goldberg Maser O'Neil from April 1994 to January 1995 and held a similar position with Poppe Tyson from April 1990 to April 1994. Mr. McCrea received a Bachelor of Arts in Economics, with a minor in Music, from Hamilton College in 1979.

MR. SHAPIRO has been with the Company since 1987, serving as National Sales Manager from 1987 to 1996 and as Vice President of North American Sales from 1996 to the present. Mr. Shapiro received a Bachelor of Arts degree from Baruch University in 1979.

MS. TOBES has been the company's Chief Information Officer since January 1998. She has more than 10 years of experience in the software industry. Positions held by Ms. Tobes prior to joining IMSI include engineer at Solomon Software, director of MIS for Silicon Graphics, Inc., and systems engineer for Apple Computer. Ms. Tobes received her Bachelor of Arts in Mass Computer Science from the University of California at Berkeley in 1985.

MR. LEE began working with IMSI in licensing and acquisition strategy development in February 1997. He joined the company full time as Vice President of Business Development in August 1997. Before joining IMSI, Mr. Lee was vice president of business development for JIAN software, publishers of BizPlanBuilder. Mr. Lee received a Bachelor of Arts degree from Georgetown University in 1985 and his law degree from the University of Colorado in 1989.

MR. MANN comes to IMSI with over 15 years of experience in all aspects of Operations Management having held similar positions with Mindscape, Broderbund and ComputerLand Corporation. As VP of Operations he is responsible for the day to day operations of IMSI including purchasing, assembly and distribution of IMSI consumer software products. Mr. Mann received a Bachelor of Science from the University of California at Davis in 1975 and an MBA from San Francisco State University in 1982.

MR. FEDERMAN has been a director of the Company since 1996. Mr. Federman has been a Managing Director of BRM Group, [a venture capital fund group] since January 1998. He had previously been the Chairman of the Executive Committee and a Managing Director of Broadview Associates, an information and technology mergers and acquisitions firm, since October 1983. Mr. Federman received a Bachelor of Science degree from the University of Pennsylvania's Wharton School of Business in 1978.

MR. HAMLIN has been a director of the Company since 1995. Mr. Hamlin has been a private investor since April 1994. From 1989 to March 1994, he was a portfolio manager at Volpe, Welte and Company, an investment-banking firm. Mr. Hamlin has been a director of 800 Software, a distributor of personal computer software and hardware, and is currently a director of Data Storage Systems, Inc. and National Employment Wire Service, Inc., which are both private companies. Mr. Hamlin received a

Bachelor of Arts in Government from Oberlin College in 1981, a joint LLB/JD degree from the University of California in 1964, and an MBA from the University of California in 1968.

Mr. Landies has been a director of the Company since 1995. Mr. Landies has held several managerial positions with Mindscape, Inc. (formerly known as The Software Toolworks) since 1989, most recently as Executive Vice President of Domestic Sales. Between 1984 and 1989, Mr. Landies was the President and founder of Design Software. Prior to founding Design Software, he was employed by several firms in various financial management capacities.

BOARD COMMITTEES

The Audit Committee of the Board consists of Mr. Federman, Mr. Hamlin and Mr. Landies. [The Audit Committee is charged with reviewing the Company's financial statements and accounting practices, making recommendations to the Board regarding the selection of independent auditors and reviewing the results and scope of the audit and other services provided by the Company's independent auditors.] The Compensation Committee of the Board consists of Mr. Federman, Mr. Hamlin and Mr. Landies. The Compensation Committee makes all decisions concerning salaries and incentive compensation for the Company's executive officers and administers the Company's employee benefit plans.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

None of the members of the Compensation Committee of the Board was at any time since the formation of the Company an officer or employee of the Company. No executive officer of the Company serves as a member of the Board of Directors or Compensation Committee of any entity that has one or more executive officers serving on the Company's Board or Compensation Committee.

DIRECTOR COMPENSATION

Directors of the Company who are not executive officers of the Company are paid $500 a meeting and are reimbursed for their reasonable expenses in attending meetings of the Board. Directors are eligible to participate in the Company's stock option plans. On May 10, 1998, Mr. Federman received a stock option grant for 5,000 shares of the Company's Common Stock.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to, earned by or paid for services rendered to the Company in all capacities during the years ended June 30, 1997 and 1998 by (i) the Company's Chief Executive Officer and (ii) each of the Company's other executive officers who were serving as executive officers as of June 30, 1998 and whose compensation exceeded $100,000 for fiscal year then ended (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                                              LONG-TERM
                                                                                                             COMPENSATION
                                                              ANNUAL COMPENSATION                               AWARDS
                                              ----------------------------------------------------------  -------------------
                                                                                         OTHER ANNUAL          SECURITIES
NAME AND PRINCIPAL POSITIONS                  FISCAL YEAR   SALARY($)(1)   BONUS($)   COMPENSATION($)(2)   UNDERLYING OPTIONS
----------------------------                  -----------   ------------   --------   ------------------   ------------------
Martin Sacks ................................     1998        $200,000     $48,137          7,346               50,000
  President and Chief Executive Officer           1997        $200,000     $22,500          5,249                   --
                                                  1996         182,000       5,178          5,412               50,000

Geoffrey B. Koblick .........................     1998         176,667      38,937          6,256               45,000
  Chairman of the Board, Chief                    1997         160,000      16,000          5,249                   --
  Operating Officer and General Counsel           1996         111,665       3,178          5,412               35,000

Robert Mayer ................................     1998         143,387      59,864          7,603               30,000
  Vice President of International Sales           1997         138,000       8,511          5,249                   --
                                                  1996         120,000       6,728          5,412               15,000

Martin Shapiro...............................     1998         113,387     158,331          3,600                10,000
   Vice President of Domestic Sales               1997          85,500     173,916             --                 5,625
                                                  1996          72,000      77,459             --                 5,625

Kenneth R. Fineman...........................     1998          122,500     40,000          6,184                15,000
   Vice President of Finance, Chief               1997           90,462         --             --                52,500
   Financial Officer                              1996               --         --             --                    --


--------------

(1) Messrs. Sacks, Koblick, and Mayer currently have annual salaries of $200,000, $180,000 and $144,500, respectively.

(2)  Consists of payments of medical premiums by the Company.


                          OPTION GRANTS IN FISCAL 1998


The following table sets forth further information regarding individual grants of options to acquire the Company's Common Stock during fiscal 1998 to each person named in the Summary Compensation Table above.

                                        Individual Grants
                              ----------------------------------------     -------------------------------------------
                                           % of Total                                       Potential Realizable Value
                                             Options                                        at Assumed Annual Rates of
                                           Granted to      Exercise                          Stock Price Appreciation
                              Options     Employees In      Price             Expiration      for Option Term (1)
Name                          Granted      Fiscal Year     per Share            Date            5%           10%
----                          -------     ------------     ---------          ----------     ---------    ---------
Martin Sacks                  40,000         4.3%           $10.00              7/1/2007     $110,513    $244,204
Geoff Koblick                 45,000         4.9%           $10.00              7/1/2007      124,327     272,730
Robert Mayer                  30,000         3.2%           $10.00              7/1/2007       82,884     183,153
Martin Shapiro                10,000         1.1%           $12.75            12/31/2007       35,226      77,840
Kenneth R. Fineman             5,000          .5%           $10.00              7/1/2007       13,814      30,526
Kenneth R. Fineman            10,000         1.1%           $12.44              2/3/2008       34,364      75,935

(1) Potential realizable values are net of exercise price before taxes, and are based on the assumption that the Common Stock of the Company appreciates at the annual rate shown (compounded annually) from the date of grant until the expiration of the ten-year term. These numbers are calculated based on Security and Exchange Commission requirements and do not reflect the Company's projection or estimate of future stock price growth.

             AGGREGATE OPTION EXERCISES IN 1998 AND YEAR-END VALUES

     The following table sets forth the number of shares acquired upon the exercise of stock options during fiscal 1998 and the number of shares covered by both exercisable and unexercisable stock options held by each of the Named Executive Officers at June 30, 1998. Also reported are values of "in-the-money" options, which represent the positive spread between the respective exercise prices of outstanding stock options and the fair market value of the Company's Common Stock on June 30, 1998.

                                                                   NUMBER OF SECURITIES                    VALUE OF UNEXERCISED
                            SHARES                                UNDERLYING UNEXERCISED                   IN-THE-MONEY OPTIONS
                           ACQUIRED                                OPTIONS AT YEAR-END(1)                       AT YEAR-END(2)
                             ON                VALUE            ---------------------------             ---------------------------
NAME                      EXERCISE(#)        REALIZED($)        EXERCISABLE   UNEXERCISABLE             EXERCISABLE   UNEXERCISABLE
----                      -----------        -----------        -----------  --------------             -----------  --------------
Martin Sacks............           --                 --            238,271          50,000             $3,046,665         $281,250
Geoffrey B. Koblick.....           --                 --            131,250          45,000             $1,648,343         $253,125
Robert Mayer............           --                 --             58,608          30,000             $  766,447         $168,750
Martin Shapiro..........           --                 --             54,900          25,975             $  787,556         $203,777
Kenneth R. Fineman......           --                 --             13,125          54,375             $  130,699         $452,091

---------------
(1) These options have a five-year vesting period and become exercisable ratably over time based on continuous employment with the Company.

(2) Based on the difference between the market price of the Common Stock on June 30, 1998 ($15.625 per share) and the aggregate exercise prices of the options.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information with respect to beneficial ownership of the Company's Common Stock as of September 30, 1998 by
(i) each shareholder known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock, (ii) each director of the Company,
(iii) each Named Executive Officer, and (iv) all current executive officers and directors as a group.

                                     Beneficial Ownership(1)
                                 Number of
                                   Shares              Percentage of
                                Beneficially              Common
Name of Beneficial Owner           Owned                   Stock
------------------------        ------------           -------------
Martin Sacks(2)...............      609,665                     6.3
Geoffrey B. Koblick(3)........      515,100                     6.6
Robert Mayer(4)...............      461,566                     6.9
Corel Corporation(5)..........      260,950                       *
ROI Capital(6)................      242,937                       *
Charles Federman(7)...........       43,625                       *

Earl S. Hamlin(8)...........................      30,132     *
Martin Shapiro(9)...........................      69,720     *
Kenneth R. Fineman(10)......................      14,375     *
M.W. Mantle(11).............................                 *
John McCrea(12).............................                 *
Susan Tobes(13).............................                 *
Steve Lee(14)...............................                 *
John Mann(15)...............................                 *
All current executive officers and
  directors as a group (9 persons)(16)......   1,754,531   21.2


----------------
  *   Less than 1%

(1) Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of Common Stock subject to options that are currently exercisable or exercisable as of August 29, 1998 are deemed to be outstanding and to be beneficially owned by the person holding such options for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

 (2) Includes 250,771 shares subject to options held by Mr. Sacks that are exercisable as of August 29, 1998. The business address of Mr. Sacks is 75 Rowland Way, Novato, CA 94945.

 (3) Includes 142,500 shares subject to options held by Mr. Koblick that are exercisable as of August 29, 1998. The business address of Mr. Koblick is 75 Rowland Way, Novato, CA 94945.

 (4) Includes 66,108 shares subject to options held by Mr. Mayer that are exercisable as of August 29, 1998. The business address of Mr. Mayer is 75 Rowland Way, Novato, CA 94945.

 (5) The business address of Corel Corporation is 1600 Carling Avenue, Ottawa, Ontario, K1Z 8R7, Canada.

 (6) The business address of ROI Capital is 17 East Sir Francis Drake Blvd., Larkspur, CA 94939.

 (7) Includes 20,000 shares subject to options held by Mr. Federman that are exercisable as of August 29, 1998.

 (8) Includes 13,500 shares subject to options held by Mr. Hamlin that are exercisable as of August 29, 1998.

 (9) Includes 54,900 shares subject to options held by Mr. Shapiro that are exercisable as of August 29, 1998.

(10) Includes 14,375 shares subject to options held by Mr. Fineman that are exercisable as of August 29, 1998.

(11) There are no shares subject to options held by Mr. Mantle that are exercisable as of August 29, 1998.

(12) There are no shares subject to options held by Mr. McCrea that are exercisable as of August 29, 1998.

(13) There are no shares subject to options held by Ms. Tobes that are exercisable as of August 29, 1998.

(14) There are no shares subject to options held by Mr. Lee that are exercisable as of August 29, 1998.

(15) There are no shares subject to options held by Mr. Mann that are exercisable as of August 29, 1998.

(16) Includes the shares stated as included in footnotes (3)-(5) and (7)-(10) and an additional 552,154 shares subject to options that are exercisable as of August 29, 1998.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See "Option Grants in the Last Fiscal Year."

                                   SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Rafael, State of California on October 28, 1998.

INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.


By:     /s/ MARTIN SACKS
         ____________________________
         Martin Sacks
         Chief Executive Officer, President and Director


Pursuant to the Requirement of the Securities Exchange Act of 1934, the following persons in the capacities and on September 28, 1998 have signed this report below.


By:     /s/ MARTIN SACKS
         ____________________________
         Martin Sacks
         Chief Executive Officer, President and Director


By:      /s/ GEOFFREY KOBLICK
         ____________________________
         Geoffery Koblick
         Chairman of the Board of Directors, Secretary and General Counsel

By:     /s/ ROBERT MAYER
         ____________________________
         Robert Mayer
         Executive Vice President Sales and Director

By:     /s/ KENNETH FINEMAN
         ____________________________
         Kenneth Fineman
         Vice President of Finance and Chief Financial Officer
         (Principal Financial and Accounting Officer)

By:    /s/ CHARLES FEDERMAN
         ____________________________
         Charles Federman
         Director

By:     /s/ EARL HAMLIN
         ____________________________
         Earl Hamlin
         Director