Form 10-Q
period 1998-09-30
INTERNATIONAL MICROCOMPUTER SOFTWARE INC /CA/
filed 1998-11-17
CIK 814929

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended SEPTEMBER 30, 1998
                                          ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to ________________


                         Commission File Number 0-15949
                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)


              CALIFORNIA                                         94-2862863
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          identification No.)

      75 ROWLAND WAY, NOVATO, CA                                   94949
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

                                YES [X]   NO [ ]

As of November 10, 1998, 5,676,229 shares of Registrant's common stock, no par value, were outstanding.

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES
                                      INDEX

                                                                                          Page
                                                                                          ----
PART I - FINANCIAL INFORMATION

Item 1.  Interim Consolidated Financial Statements

                 Consolidated Balance Sheets at September 30, 1998 and  June 30, 1998       3

                 Consolidated Statements of Operations for the three months ended
                   September 30, 1998 and 1997                                              4

                 Consolidated Statements of Cash Flows for the three months
                    ended September 30, 1998 and 1997                                       5

                 Notes to Consolidated Financial Statements                                6-10

Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                            11-18

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                       18

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                                19
Item 2.   Changes in Securities and Use of Proceeds                                        19
Item 3.   Defaults upon Senior Securities                                                  19
Item 4.   Submission of Matters to a Vote of Security Holder                               19

Item 5.   Other Information                                                                19
Item 6.   Exhibits and Reports on Form 8-K                                                 19
SIGNATURES                                                                                 20

           INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
                                   (Unaudited)

                                                               SEPTEMBER 30, 1998      JUNE 30, 1998
                                                               ------------------      -------------
ASSETS
Current assets:
Cash and cash equivalents                                           $  3,878             $  2,093
Receivables, less allowances for doubtful
  accounts and returns of $4,298 and $4,231                           13,441               13,149
Inventories, net                                                       6,188                6,549
Prepaid royalties and licenses, net                                    2,886                2,517
Deferred tax assets, net                                               2,666                1,762
Other current assets                                                     779                  759
                                                                    --------             --------
     Total current assets                                             29,838               26,829

Furniture and equipment, net                                           3,430                3,430
Deferred tax assets, net                                               2,218                2,676
Capitalized software development costs, net                            1,742                2,101
Other assets, net                                                         62                  314
                                                                    --------             --------
     Total assets                                                   $ 37,290             $ 35,350
                                                                    ========             ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Credit line payable                                                    9,623                7,948
Short-term debt and other obligations                                    904                  842
Trade accounts payable                                                 9,140                6,915
Current portion of notes payable                                       1,359                1,434
Wages, benefits and sales tax payable                                    890                  932
Contracts payable                                                      1,470                1,621
Deferred revenue                                                         126
Income taxes payable                                                       5                  313
                                                                    --------             --------
     Total current liabilities                                        23,517               20,005

Long-term debt and other obligations                                   1,443                1,682
                                                                    --------             --------
     Total liabilities                                                24,960               21,687

Shareholders' equity:
Common stock, no par value; 300,000,000 authorized;
  issued and outstanding 5,668,729 and 5,684,170 shares,
  respectively                                                        12,445               12,718
Retained earnings                                                         41                1,255
Cumulative translation adjustment                                        129                  (25)
Notes receivable from shareholders                                      (285)                (285)
                                                                    --------             --------
     Total shareholders' equity                                       12,330               13,663
                                                                    --------             --------
     Total liabilities and shareholders' equity                     $ 37,290             $ 35,350
                                                                    ========             ========



See Notes to Consolidated Financial Statements

           INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (IN THOUSANDS EXCEPT FOR SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                         THREE MONTHS ENDED SEPTEMBER 30,
                                                       -------------------------------------------------------------------
                                                                     1998                                1997
                                                       -----------------------------        ------------------------------
Net revenues                                           $    13,360               100.0%          12,511       $      100.0%
Product costs                                                5,370                40.2%           4,531               36.2%
                                                       -----------         -----------      -----------       ------------
Gross margin                                                 7,990                59.8%           7,980               63.8%

Costs and expenses:
  Sales and marketing                                        5,684                42.5%           3,655               29.2%
  General and administrative                                 1,744                13.1%             991                7.9%
  Research and development                                   2,281                17.1%           1,635               13.1%
  Write-off of purchased research and development                                                 6,367               50.9%
                                                       -----------         -----------      -----------       ------------
Total operating expenses                                     9,709                72.7%          12,648              101.1%
                                                       -----------         -----------      -----------       ------------

Operating loss                                              (1,719)              (12.9)%         (4,668)             (37.3)%


Other expense, net                                            (177)               (1.3)%           (198)              (1.6)%
                                                       -----------         -----------      -----------       ------------


Loss before income taxes                                    (1,896)              (14.2)%         (4,866)             (38.9)%

Benefit for income taxes                                      (683)               (5.1)%         (1,752)             (14.0)%
                                                       -----------         -----------      -----------       ------------

Net loss                                               $    (1,214)               (9.1)%         (3,114)      $      (24.9)%
                                                       ===========         ===========      ===========       ============

Net loss per share - Basic and diluted                 $     (0.21)                         $     (0.60)
                                                       ===========                          ===========

Weighted average common and equivalent
   shares used to compute net loss per share
   - Basic and diluted                                   5,666,790                            5,169,289
                                                       ===========                          ===========




See Notes to Consolidated Financial Statements

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (IN THOUSANDS)
                                   (Unaudited)

                                                                   1998          1997
                                                                 -------       -------
Cash flows from operating activities:
   Net loss                                                      $(1,214)      $(3,114)
   Adjustments to reconcile net loss to net cash provided
   (used) by operating activities
 Depreciation and amortization                                     1,094           802
 Deferred taxes                                                        2        (2,290)
 Write-off of purchased in-process research and development                      6,367
 Write-off of deferred offering costs                                215
 Changes in:
   Receivables, net                                                 (612)       (1,681)
   Inventories, net                                                  361          (292)
   Prepaid royalties and licenses, net                              (658)         (490)
   Other current assets                                              (17)          (69)
   Trade accounts payable                                          2,225           294
   Wages, benefits and sales tax payable                            (151)            7
   Contracts payable                                                 (42)            8
   Deferred revenue                                                  126
   Income taxes payable                                             (756)         (355)
   Foreign currency translation                                      153           145
                                                                 -------       -------
  Net cash provided (used) by operating activities                   726          (668)
                                                                 -------       -------

Cash flows from investing activities:
   Purchase of equipment                                            (269)         (484)
   Additions to capitalized software development costs              (139)
   Cash paid for acquisition of software development
     costs and in-process technologies                                          (1,233)
   Other                                                                           (16)
                                                                 -------       -------
   Net cash used by investing activities                            (408)       (1,733)
                                                                 -------       -------

Cash flows from financing activities:
   Credit line borrowings                                          2,025         2,605
   Credit line repayments                                           (350)         (515)
   Repayments under term loan, net                                  (188)         (306)
   Capital lease and other obligations repayments                    (67)         (119)
   Proceeds from issuance of common stock                             47           112
                                                                 -------       -------
  Net cash provided by financing activities                        1,467         1,777
                                                                 -------       -------

  Net increase in cash and cash equivalents                        1,785          (624)
Cash and cash equivalents at beginning of period                   2,093         1,126
                                                                 -------       -------
Cash and cash equivalents at end of the period                   $ 3,878       $   502
                                                                 =======       =======

SUPPLEMENTAL DISCLOSURES OF NON-CASH
FINANCING AND INVESTING ACTIVITIES
Equipment acquired through capital lease obligations             $   239       $   305
Acquisition of products and in-process technologies
in exchange for:
  Trade payables                                                               $   383
  Notes payable                                                                $ 1,034
  Common stock                                                                 $ 5,240
IMSI common stock received in satisfaction of receivable         $   320



                 See Notes to Consolidated Financial Statements

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

The accompanying interim consolidated financial statements have been prepared from the records of International Microcomputer Software, Inc. and Subsidiaries (the "Company") without audit. In the opinion of management, all adjustments, which consist only of normal recurring adjustments (other than those described below), necessary to present fairly the financial position, results of operations and cash flows as of and for the periods ended September 30, 1998, and for all periods presented, have been made. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

The results of operations for the three months ended September 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Certain reclassifications have been made to prior periods to conform to the presentation as of and for the periods ended September 30, 1998.

2.  INVENTORIES

Inventories consist primarily of CD ROMs, diskettes, manuals, hardware, freight-in, production costs and packing supplies for the Company's software products. Inventories are valued at the lower of cost or market, on a first-in, first-out basis, and consist of:

                                September 30,        June 30,
                                   1998                1998
                                -------------        --------
Raw materials                      $ 2,860           $ 2,882
Finished goods                       4,008             4,282
                                   -------           -------
                                     6,868             7,164
Reserves for obsolescence             (680)             (615)
                                   -------           -------
                                   $ 6,188           $ 6,549
                                   =======           =======



The Company evaluates the estimated net realizable value of inventories at each balance sheet date and records write downs to net realizable value and reserves for obsolescence for any finished goods or raw materials for which the carrying value is in excess of the estimated net realizable value.

3.  CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Costs incurred in the initial design phase of software development are expensed as incurred as research and development. Once the point of technological feasibility is reached, direct production costs are capitalized. The Company ceases capitalizing computer software costs when the product is available for general release to customers. Costs associated with acquired completed software are capitalized. Total capitalized software development costs were $5,400,000 and $5,261,000 at September 30, 1998 and June 30, 1998, respectively, less accumulated amortization of $3,658,000 and $3,160,000, respectively.

The Company amortizes capitalized software development costs on a product-by-product basis. The amortization for each product is the greater of the amount computed using (a) the ratio of current gross revenues to the total of current and anticipated future gross revenues for the product or (b) 18 or 60 months. In addition, the Company evaluates the net realizable value of each software product at each balance sheet date and records write-downs to net realizable value for any products for which the carrying value is in excess of the estimated net realizable value.

During the quarter ended September 30, 1998, the Company reevaluated the economic lives of products for which it capitalized software acquisition or development costs. As a result, effective July 1, 1998, the Company increased the amortization period from 36 to 60 months for acquired software development costs related to visual content products. The effect of this change in accounting estimate was $99,000 in the first quarter of fiscal 1999. Effective April 1, 1998, the Company had increased the amortization period from 18 to 36 months. Total visual content amortization expense, charged to product costs, was $158,000 and $222,000 in the three month periods ended September 30, 1998 and September 30, 1997 respectively.

4.   AMENDED BANK LINE OF CREDIT

On May 4, 1998, as amended September 24, 1998, the Company entered into a new line of credit agreement with a bank under which it can borrow the lesser of $13,500,000 or 80% of eligible accounts receivable, at the bank's reference rate plus 1/2% or LIBOR plus 2%, at the Company's option. The line of credit agreement requires the Company to comply with certain financial covenants including maintenance of net worth and working capital requirements. Under the terms of the agreement, all assets not subject to liens of other financial institutions have been pledged as collateral against the line of credit. The credit line expires October 31, 1999.

5.   BASIC AND DILUTED EARNINGS PER SHARE

Basic EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable as a result of the exercise or conversion of stock options, restricted stock warrants or other convertible securities.

Net loss and the weighted average numbers of shares outstanding (denominator) used to calculate basic earnings per share are reconciled to the numbers of shares used in calculating diluted earnings per share as follows:

                                              Three Months Ended September 30,
                                            ------------------------------------
                                                1998                    1997
                                            -----------              -----------
Net Loss                                    $(1,214,000)             $(3,114,000)
                                            -----------              -----------
Shares used to compute basic EPS              5,667,000                5,169,000
Add effect of dilutive securities:
  Stock options                                 589,000                  917,000
                                            -----------              -----------
Shares used to compute diluted EPS            6,256,000(1)             6,086,000(1)
                                            ===========              ===========

(1) Not presented as results were anti-dilutive

6.    WRITE-OFF OF PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

There were no acquisitions affecting in-process research and development for the quarter ended September 30, 1998.

During the quarter ended September 30, 1997, the Company completed the following four acquisitions of products, in-process technologies or companies. Each was accounted for using purchase accounting. The aggregate purchase prices for the acquisitions were comprised as follows:

                        COMPONENTS OF PURCHASE PRICES FOR ACQUISITIONS

                    NUMBER OF
                    SHARES OF         VALUE OF                                            ASSUMPTION          AGGREGATE
                      COMMON           COMMON            NOTES                              OF NET            PURCHASE
       SELLER         STOCK            STOCK            PAYABLE             CASH          LIABILITIES           PRICE
       ------      ----------        ----------        ----------        ----------       -----------        -----------
Quarterdeck.......         --        $       --       $        --        $1,000,000        $       --        $1,000,000
MapLinx...........         --                --           233,500           233,500           383,000           850,000
Mediapaq..........     20,000           240,000                --                --           160,000           400,000
Corel.............    346,020         5,000,000           640,000                --                --         5,640,000
                   ----------        ----------        ----------        ----------        ----------        ----------
                      366,020        $5,240,000        $  873,500        $1,233,500        $  543,000        $7,890,000
                   ==========        ==========        ==========        ==========        ==========        ==========



   The Company allocated the purchase prices for the acquisitions as follows:


             ALLOCATION OF AGGREGATE PURCHASE PRICES OF ACQUISITIONS

                         PURCHASED IN-PROCESS
                             RESEARCH AND
        SELLER                DEVELOPMENT        CAPITALIZED SOFTWARE          GOODWILL
        ------           --------------------    --------------------          --------
Quarterdeck...........        $  517,000               $  483,000                    --
MapLinx...............           506,000                  331,000               $13,000
Mediapaq..............           300,000                  100,000                    --
Corel.................         5,044,000                  517,000                79,000
                              ----------               ----------               -------
                              $6,367,000               $1,431,000               $92,000
                              ==========               ==========               =======



See notes 2, 4, 5 and 6 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the Fiscal Year Ended June 30, 1998 for a further description of these acquisitions and the write-off of purchased in-process research and development.

7.   NOVEMBER 1998 SUBORDINATED LOAN FACILITY WITH WARRANTS

On November 3, 1998, the Company borrowed $2,500,000 under a new three-year subordinated loan facility entered into with Silicon Valley Bank. The interest rate is 12%. As part of the loan facility, the Company issued detachable warrants, which have a five-year term, to purchase shares of the Company's common stock. At closing, the Company issued 30,000 warrants to purchase common stock at $7.00 per share. The warrants issued will increase, as amounts advanced under this facility remain outstanding as follows:

                                       Additional warrants
      If not paid in full prior to:        to be issued        Exercise price per share
      -----------------------------   ---------------------    ------------------------
            October 31, 1999                    5,000                    $7.00
            January 31, 2000                   25,000                     7.00
            April 30, 2001                     65,000                     6.00
            October 31, 2001                  125,000                     5.00

The Company will record additional interest expense over the life of the loan facility related to the warrants.

8.   OCTOBER 1998 ACQUISITION OF ORG PLUS

On September 29, 1998, The Learning Company ("TLC") paid the Company approximately $1,690,000, representing amounts due to the Company, after discount, from the Family Heritage sale ($1,260,000 - see note 3 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the Fiscal Year Ended June 30, 1998) and other existing contractual agreements ($430,000). The Company had not recorded revenues or receivables for such amounts due from TLC.

The $1,690,000 cash receipt from TLC did not result in revenue recognition by the Company for the quarter ended September 30, 1998. Accordingly, such amount was included in cash and cash equivalents and as a current liability at September 30, 1998.

On October 2, 1998, TLC and the Company entered into a software license agreement whereby TLC sold Org Plus to the Company in exchange for $3,500,000 as follows: $1,700,000 paid by the Company on October 2, 1998, and $450,000 due on each of January 1, 1999, April 1, 1999, July 1, 1999 and October 1, 1999.

In the quarter ending December 31, 1998, the Company will record the value of the Org Plus acquisition. The Company has not yet completed its allocation of the purchase price; however, it expects that the purchase price will be allocated to acquired software development costs, brand and goodwill, to be amortized over periods not to exceed five years.

9.   OCTOBER 1998 ACQUISITION OF ZEDCOR, INC.

In October 1998, the Company acquired 100% of the common stock of Zedcor, Inc., a major internet provider of art and animations, for a total purchase price of $3,500,000 as follows: $970,500 in IMSI stock (176,455 shares at $5.50 per share) and $2,529,500 in cash payments, payable as follows: $300,000 due November 1, 1998, and approximately $185,800 due in twelve quarterly payments, commencing on November 1, 1998. The Company has not yet completed its allocation of the purchase price, however it expects that the $3,500,000 purchase price will be allocated to software development costs related to visual content products and goodwill, to be amortized over periods not to exceed five years.

10.  QUARTER ENDED SEPTEMBER 30, 1998 CHARGES

In the quarter ended September 30, 1998 the Company increased reserves for cooperative advertising commitments by approximately $500,000, incurred approximately $350,000 of expenses related to the move its corporate headquarters from San Rafael to Novato, California, and wrote off approximately $250,000 of deferred offering costs related to the preparation of an S-1 filing earlier in fiscal 1998.

11.  COMPREHENSIVE INCOME

Comprehensive income includes changes in the balance of items that are reported directly in a separate component of stockholders' equity on the condensed consolidated balance sheets. The reconciliation of net loss to comprehensive loss is as follows.

                                         Three Months Ended September 30,
                                         --------------------------------
                                             1998                1997
                                         ------------        ------------
Net Loss                                 $(1,214,000)        $(3,114,000)
Other comprehensive gain
  Foreign currency translation
  adjustments                                153,000             145,000
Total comprehensive loss                 $(1,061,000)        $(2,969,000)
                                         ===========         ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the consolidated financial statements and the notes thereto and in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Form 10-K for the year ended June 30, 1998 (the "Form 10-K"). This quarterly report on Form 10-Q, and in particular Management's Discussion and Analysis of Financial Condition and Results of Operations, may contain forward-looking statements regarding future events or the future performance of the Company that involve certain risks and uncertainties including those discussed in the "Other Factors that May Affect Future Operating Results" section of this Form 10-Q, as well as in the Company's Form 10-K, as filed with the Securities and Exchange Commission ("SEC"). Actual events or the actual future results of the Company may differ materially from any forward-looking statements due to such risks and uncertainties. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. This analysis is not intended to serve as a basis for projection of future events.

OVERVIEW AND SUMMARY OF RESULTS

The Company reported net revenues for the three months ended September 30, 1998 of $13,360,000 compared to $12,511,000 for the comparable quarter in fiscal 1998, representing an increase of 7%. The Company reported a net loss of $1,214,000 or ($0.21) per share for the quarter ended September 30, 1998, compared to a net loss of $3,114,000 or ($0.60) per share for the comparable quarter of fiscal 1998, representing an increase in earnings of $1,900,000. In the quarter ended September 30, 1998 the Company increased reserves for cooperative advertising commitments by approximately $500,000, incurred approximately $350,000 of expenses related to the move its corporate headquarters from San Rafael to Novato, California, and wrote off approximately $250,000 of deferred offering costs related to the preparation of an S-1 filing earlier in fiscal 1998. During the comparable quarter of fiscal 1998, the Company incurred a charge of $6,400,000 relating to the write-off of in-process research and development costs.

RESULTS OF OPERATIONS

NET REVENUES

Net revenues for the three month period ended September 30, 1998 were $13,360,000 compared to $12,511,000 in the comparable quarter of the previous fiscal year, representing an increase of 7%.

During the quarter ended September 30, 1998, the Company's significant new product releases and upgrades included VoiceDirect(TM) Continuous and VoiceDirect Continuous Gold, a speech recognition software for use in Windows(R); DreamHouse(R) 3D and Talk & Draw Architect, both of which are building design software programs; MasterClips(R) 500,000+, MasterClips 1,000,001 and MasterClips Web Art, premium clip art software available on CD-Rom and online; Micro Cookbook Deluxe Suite, which included over 12,000 recipes; and Hijaak(R) Express v4.5, a graphic tool used for converting, capturing and organizing graphic images.

Net revenues in absolute dollars and as a percentage of total net revenues for each of the Company's principal product categories were as follows for the periods indicated:

                     Three Months Ended September 30,

                                      1998                           1997
                               -------------------           -------------------
Business applications          $ 6,096,000      46%          $ 6,206,000      50%
Utilities                        1,577,000      12%            2,312,000      18%
Visual content                   3,909,000      29%            2,805,000      22%
Other products                   1,778,000      13%            1,188,000      10%
                               -----------     ---           -----------     ---
Total                          $13,360,000     100%          $12,511,000     100%
                               ===========     ===           ===========     ===


Net revenues in the business applications category for the three month period ended September 30, 1998 decreased by $110,000 or 2% from the comparable period of fiscal 1998. The introduction of five new products during the period subsequent to September 30, 1997 (E-mail animator, Flow, Lumiere, MasterPhoto Studio, MultiMedia Fusion) compensated in part for a relative decline in TurboProject and TurboCAD revenue during the quarter ended September 30, 1998. In the quarter ended September 30, 1997, TurboCAD sales had increased due to an upgrade and introduction of TurboCAD Pro in the preceding quarter.

Net revenues in the utilities category for the three month period ended September 30, 1998 decreased by $735,000, or 32%, from the comparable period of fiscal 1998. Increased sales during the quarter ended September 30, 1998 of the VoiceDirect product line were offset by a decline in sales from Net Accelerator and WinDelete, which are at the end of their version cycle.

Net revenues in the visual content category for the three month period ended September 30, 1998 increased by $1,104,000, or 39%, respectively from the comparable period of fiscal 1998. The increase in revenue during the quarter ended September 30, 1998 is due primarily to the successful introduction of MasterClips 500,000+ and MasterClips 1,000,001.

Net revenues in the other products category for the three month period ended September 30, 1998 increased by $590,000, or 50%, from the comparable period of fiscal 1998. The increase is due primarily to sales of Micro Cookbook and proceeds from the sale of Family Heritage.

Net revenues from domestic sales increased by 10% to $9,108,00, or 68% of net revenues, for the three month period ended September 30, 1998 from $8,284,000, or 66% of net revenues, for the comparable period in the previous fiscal year. Net revenues from international sales were $4,252,000 or 32% of net revenues for the three month period ended September 30, 1998, compared to $4,227,000 or 34% net revenues for the three months ended September 30, 1997.

The Company's international net revenues in the three month period ended September 30, 1998 were generated primarily from Germany, the United Kingdom and Australia. Although the Company believes that the risks associated with transactions in foreign currencies are mitigated by diversified exposure to multiple currencies, the Company's operating results may be affected by the risks customarily associated with international operations, including a devaluation of the U.S. dollar, increases in duty rates, exchange or price controls, longer collection cycles, government regulations, political instability and changes in international tax laws.

The Company recognizes revenue, net of estimated returns and allowances, upon shipment of a product and only when no significant obligations remain and collectability is probable. The Company's return policy allows its distributors, subject to certain limitations, to return purchased products in exchange for new products or for credit towards future purchases as part of stock balancing programs. In addition, the Company provides price protection to its distributors when it reduces the prices of its products. End users may return products through dealers and distributors within a reasonable period from the date of purchase for a full refund, and retailers may return older versions of products for a full refund. Various distributors and resellers may have different return practices that adversely affect the number of products that are returned to the Company. Product returns often occur when the Company introduces upgrades and new versions of products or when distributors or resellers overestimate demand. The Company's allowances for doubtful accounts and returns is based upon its best judgment and estimates at the time and is comprised of both reserves for expected bad debts and reserves for expected sales returns. Reserves for doubtful accounts and expected sales returns is based primarily on historical averages and were 24.2% and 24.3% of gross receivables at September 30, 1998 and June 30, 1998, respectively.

PRODUCT COSTS

Product costs increased from $4,531,000 to $5,370,000 representing an increase as a percentage of net revenues were 36% to 40% three month periods ended September 30, 1997 and September 30, 1998, respectively. Major factors contributing to the increase were higher material and labor costs due to increased product shipments, the effect of deferred revenue, and increased amortization costs of capitalized software due to acquisitions made in the fiscal year ended June 30, 1998.

The Company amortizes capitalized software development costs on a product-by-product basis. The amortization for each product is the greater of the amount computed using (a) the ratio of current gross revenues to the total of current and anticipated future gross revenues for the product or (b) 18 or 60 months.

During the quarter ended September 30, 1998, the Company reevaluated the economic lives of products for which it capitalized software acquisition or development costs. As a result, effective July 1, 1998, the Company increased the amortization period from 36 to 60 months for acquired software development costs related to visual content products. The effect of this change in accounting estimate was $99,000 in the first quarter of fiscal 1999. Total visual content amortization expense, charged to product costs, was $158,000 and $222,000 in the three month periods ended September 30, 1998 and September 30, 1997 respectively.

SALES AND MARKETING

Sales and marketing expenses increased from $3,655,000 to $5,683,000 for the three month periods ended September 30, 1997 and September 30, 1998, respectively. Sales and marketing expenses as a percentage of net revenues increased from 29% to 43% of net revenues for the three month periods ended September 30, 1997 and September 30, 1998, respectively. The increases are primarily due to the booking of additional reserves for cooperative advertising, and increased marketing staff, merchandisers and corporate sales representatives.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased from $991,000 to $1,744,000 for the three month periods ended September 30, 1997 and September 30, 1998, respectively. These increases are primarily due to the Company's write-off of deferred offering costs relating to preparation for an S-1 filing, the Company's move to its corporate headquarters, and continued infrastructure improvements and headcount additions, primarily in the areas of information systems, human resources, accounting and operations. General and administrative expenses as a percentage of net revenues increased from 8% to 13% of net revenues for the three month period ended September 30, 1997 and September 30, 1998, respectively.

RESEARCH AND DEVELOPMENT

Research and development expenses increased from $1,635,000 to $2,282,000 for the three month periods ended September 30, 1997 and September 30, 1998. This increase can be attributed to an increase in domestic headcount, the utilization of additional independent contractors and other third party development costs relating to the development and expansion of the Company's product offerings. Research and development costs as a percentage of net revenues increased from 13% to 17% of net revenues for the three month periods ended September 30, 1997 and September 30, 1998, respectively. The percentage increases reflect the Company's continued commitment to invest in research and development.

WRITE-OFF OF PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

There were no acquisitions affecting in-process research and development for the quarter ended September 30, 1998.

In the period ended September 30, 1997, the Company expensed $6,367,000 of in-process research and development resulting from the acquisitions from Corel, Quarterdeck, MapLinx and MediaPaq. These transactions have been described in detail in the Company's 10-K for the year ended June 30, 1998.

OTHER EXPENSE, NET

Other expense, net, which consists of interest expense on short- and long-term borrowings as well as net gains or losses on foreign currency transactions, decreased from $198,000 to $177,000 for the three month periods ended September 30, 1997 and September 30, 1998, respectively. For the three month period ended September 30, 1998, other expense, net consisted of $105,000 in foreign exchange gain and $282,000 of interest expense, compared to $107,000 in foreign exchange loss and $91,000 of interest expense for the comparable period in the previous fiscal year.

PROVISION FOR INCOME TAXES

The Company's effective tax rate is 36% for the three month period ended September 30, 1998 and for the three month period ended September 30, 1997.

OCTOBER 1998 ACQUISITION OF ORG PLUS

On September 29, 1998, The Learning Company ("TLC") paid the Company approximately $1,690,000, representing amounts due to the Company, after discount, from the Family Heritage sale ($1,260,000 - see note 3 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the Fiscal Year Ended June 30, 1998) and other existing contractual agreements ($430,000). The Company had not recorded revenues or receivables for such amounts due from TLC.

The $1,690,000 cash receipt from TLC did not result in revenue recognition by the Company for the quarter ended September 30, 1998. Accordingly, such amount was included in cash and cash equivalents and as a current liability at September 30, 1998.

On October 2, 1998, TLC and the Company entered into a software license agreement whereby TLC sold Org Plus to the Company in exchange for $3,500,000 as follows: $1,700,000 paid by the Company on October 2, 1998, and $450,000 due on each of January 1, 1999, April 1, 1999, July 1, 1999 and October 1, 1999.

In the quarter ending December 31, 1998, the Company will record the value of the Org Plus acquisition. The Company has not yet completed its allocation of the purchase price; however, it expects that the purchase price will be allocated to acquired software development costs, brands and goodwill, to be amortized over periods not to exceed five years.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its working capital and capital expenditure requirements primarily from net income before depreciation and amortization, short-term and long-term bank borrowings, capitalized leases and sales of common stock pursuant to the exercise of options. Working capital decreased to $6,321,000 at September 30, 1998 from $7,728,000 at June 30, 1998 resulting primarily from an increase in credit line borrowings.

The Company's operating activities provided (used) net cash of $726,000 and ($668,000) for the three months ended September 30, 1998 and September 30, 1997 respectively. For the three months ended September 30, 1998, net cash provided by operating activities resulted from primarily an increase in current liabilities of $1.4 million, a major component of which was the increased liability of $1.7 million due to the Org Plus transaction described above and a reduction in income taxes payable of $756,000. The increase in current liabilities was offset in part by an increase in prepaid royalties and licenses of $658,000. For the three months ended September 30, 1997, net cash used by operating activities resulted primarily from a decrease in deferred taxes and income taxes payable of $2.6 million, net income before depreciation of $2.3 million, and an increase in accounts receivable of $1.7 million that was offset primarily by the one-time write-off of capitalization costs of $6.4 million.

The Company's investing activities (used) net cash of ($408,000) and ($1,733,000) during the three months ended September 30, 1998 and September 30, 1997 respectively. For the three months ended September 30, 1998, net cash used by investing activities resulted from equipment purchases of $269,000 and additions to software development costs of $139,000. For the three months ended September 30, 1997, net cash used by investing activities was due primarily to the acquisition of software development costs and in-process technlogies of $1.2 million and equipment purchases of $484,000.

The Company's financing activities provided net cash of $1.5 and $1.8 million during the three months ended September 30, 1998 and September 30, 1997 respectively. For the three month period ended September 30, 1998, net cash provided by financing activities resulted primarily in net credit line borrowings of $1.7 million. For the three month period ended September 30, 1997, net cash provided by financing activities resulted primarily in net credit line borrowings of $2.1 million.

On May 4, 1998, as amended September 24, 1998, the Company entered into a new line of credit agreement with a bank under which it can borrow the lesser of $13,500,000 or 80% of eligible accounts receivable, at the bank's reference rate plus 1/2 % or LIBOR plus 2%, at the Company's option. The line of credit agreement requires the Company to comply with certain financial covenants including maintenance of net worth and working capital requirements. Under the terms of the agreement, all assets not subject to liens of other financial institutions have been pledged as collateral against the line of credit. The credit line expires October 31, 1999.

On November 3, 1998, the Company borrowed $2,500,000 under a new three-year subordinated loan facility entered into with Silicon Valley Bank. The interest rate is 12%. As part of the loan facility, the Company issued detachable warrants, which have a five-year term, to purchase shares of the Company's common stock. At closing, the Company issued 30,000 warrants to purchase common stock at $7.00 per share. The warrants issued will increase, as amounts advanced under this facility remain outstanding as follows:

                                      Additional warrants
     If not paid in full prior to:       to be issued         Exercise price per share
     -----------------------------   ---------------------    ------------------------
            October 31, 1999                    5,000                    $7.00
            January 31, 2000                   25,000                     7.00
            April 30, 2001                     65,000                     6.00
            October 31, 2001                  125,000                     5.00

The Company will record additional interest expense over the life of the loan facility related to the warrants.

The Company believes that its existing cash and cash equivalents, cash flow from operations, any remaining availability under its line of credit, and proceeds from the subordinated loan facility will be sufficient to satisfy the Company's working capital and capital expenditure requirements for at least the next 12 months. However, in order to support expansion of the Company's operations, future acquisitions of products or companies, increases in expenses or other factors, the Company expects to seek additional debt or equity financing in the near term. The Company's forecast period of time through which its financial resources will be adequate to support its working capital and capital expenditure requirements is a forward-looking statement that involves risks and uncertainties, and actual results could vary. There can be no assurance that such funding, if needed, will be available on terms attractive to the Company, or at all. Furthermore, any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. The failure of the Company to raise capital when needed could have a material adverse effect on the Company's business, operating results and financial condition.

OTHER FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

The Company has experienced, and expects to continue to experience, significant fluctuations in operating results due to a variety of factors. The Company has experienced growth during fiscal 1998, 1997 and 1996. However, the Company reported a net loss in the current quarter of $1.2 million due in part to an increase in reserves for cooperative advertising commitments, the Company's move of its corporate headquarters, and the write-off of deferred offering costs relating to the preparation of an S-1 filing earlier in the year. In addition, for the quarter ended September 30, 1997, the Company reported a net loss of approximately $3.1 million, reflecting in part charges, accounted for primarily as a write-off of in-process research and development, amounting to approximately $6.4 million relating to several product acquisition and licensing transactions.

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

While the Company's business has not generally been materially affected by seasonal trends, the seasonality of the European, Asia/Pacific and other international markets could impact the Company's operating results and financial condition in a particular quarter given the significant portion of net revenues contributed by international operations. These seasonal patterns may be overshadowed in particular quarters by the timing of new product introductions, expansion into international markets and other factors affecting the Company's business. Furthermore, the markets for the Company's products are characterized by significant price competition, which may cause the Company's operating results to fluctuate. In addition to seasonal and product pricing factors, the Company anticipates that its operating results for the remainder of Fiscal 1999 and Fiscal 2000 will be affected by the timing and the number of new product releases or upgraded versions of existing products, as well as marketing and promotional expenditures in connection with the product releases and the timing of product announcements or introductions by the Company's competitors.

Products are generally shipped as orders are received. The Company has historically operated with little order backlog and sales and operating results for any quarter have depended on the volume and timing of orders received during that quarter, which cannot be predicted with any degree of certainty. However, the Company reported a record backlog at the end of the quarter ended September 30, 1998 due to the release of MasterClips 1,000,001. A significant portion of the Company's operating expenses is relatively fixed, and planned expenditures are based on sales forecasts. Thus, if revenue levels are below expectations due to either the timing of orders received or delays in product releases, operating results are likely to be materially adversely affected. Without growth in revenues in any particular quarter, the Company's increasing fixed operating expenses could cause net income to decline when compared to the same period in the previous year or the immediately preceding quarter. In such event, the market price of the Company's common stock may be materially adversely affected. Due to the foregoing factors, the Company believes that quarter to quarter comparisons of its operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

YEAR 2000 RISKS. The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the Year 2000 date are a known risk. The Company has established procedures for evaluating and managing the risks and costs associated with this problem, and, as part of the general upgrade of the Company's information systems, the Company is putting in place systems which will by Year 2000 compliant.

The Company has communicated with others with whom it does significant business to determine their Year 2000 compliance readiness and the extent to which the Company is vulnerable to any third party Year 2000 issues. However, there can be no guarantee that the systems of other companies on which the Company's systems relay will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company. For further discussion please refer to the subheading "Future Performance and Additional Risk Factors" in the Company's Annual Report on Form 10-K for the Fiscal Year Ended June 30, 1998.

For further discussion please refer to the subheading "Future Performance and Additional Risk Factors" in the Company's Annual Report on form 10-K for the Fiscal Year Ended June 30, 1998.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Not Applicable

ITEM 5.   Other Information

Not Applicable

ITEM 6.  Exhibits and Reports on Form 8-K

      Exhibits
      --------
        27.1     Financial Data Schedule



No report on Form 8-K was filed during the quarter ended September 30, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 16, 1998             INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.





                                    By:   /s/  MARTIN SACKS
                                       -----------------------------------------
                                          Martin Sacks
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)


                                    By:   /s/  KENNETH R. FINEMAN
                                       -----------------------------------------
                                          Kenneth R. Fineman
                                          Vice President of Finance and Chief
                                          Financial Officer
                                          (Principal Financial Officer)

                                 EXHIBIT INDEX

      Exhibits
      --------
        27.1     Financial Data Schedule