Form 10-Q
period 1998-12-31
INTERNATIONAL MICROCOMPUTER SOFTWARE INC /CA/
filed 1999-02-16
CIK 814929

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarter ended                      DECEMBER 31, 1998
                                                      -----------------


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

                    Commission File No 0-15949 INTERNATIONAL
                          MICROCOMPUTER SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)


                  CALIFORNIA                              94-2862863
        (State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization)                 identification No.)

         75 ROWLAND WAY, NOVATO, CA                          94945
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

                                 YES [X] NO [ ]


As of February 5, 1998, 6,116,600 shares of Registrant's Common Stock, no par value, were outstanding.

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES

                                      INDEX

                                                                                               Page
PART I - FINANCIAL INFORMATION

Item 1.  Interim Consolidated Financial Statements

              Consolidated Balance Sheets at December 31, 1998 and  June 30, 1998                3

              Consolidated Statements of Operations for the three and six months ended
                    December 31, 1998 and 1997                                                   4

              Consolidated Statements of Cash Flows for the six months ended
                    December 31, 1998 and 1997                                                   5

              Notes to Consolidated Financial Statements                                         7


Item 2.  Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                       12


Item 3.  Quantitative and Qualitative Disclosures About Market Risk                             21

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                      22
Item 2.  Changes in Securities and Use of Proceeds                                              22
Item 3.  Defaults upon Senior Securities                                                        22
Item 4.  Submission of Matters to a Vote of Security Holder                                     22
Item 5.  Other Information                                                                      22
Item 6.  Exhibits and Reports on Form 8-K                                                       22

SIGNATURES                                                                                      23

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                         DECEMBER 31, 1998    JUNE 30, 1998
                                                         -----------------    -------------
ASSETS
Current assets:
Cash and cash equivalents                                      $  3,569           $  2,093
Receivables, less allowances for doubtful
  accounts and returns of $8,137 and $4,231                       8,451             13,149
Inventories, net                                                  7,955              6,549
Prepaid royalties and licenses, net                               2,736              2,517
Deferred tax assets, net                                          4,995              1,762
Other                                                               818                759
                                                               --------           --------
     Total current assets                                        28,524             26,829
                                                               --------           --------

Furniture and equipment, net                                      3,527              3,430
Deferred tax assets, net                                          2,220              2,676
Capitalized software development costs, net                       4,032              2,101
Goodwill and other assets                                         2,265                314
                                                               ========           ========
     Total assets                                              $ 40,568           $ 35,350
                                                               ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities                       $ 14,365           $  9,468
Credit line payable                                               8,973              7,948
Short term debt and other obligations                               982                842
Current portion of notes payable                                  1,841              1,434
Income taxes payable                                                 --                313
                                                               --------           --------
     Total current liabilities                                   26,161             20,005

Long term debt and other obligations                              4,286              1,682
                                                               --------           --------
     Total liabilities                                           30,447             21,687

Shareholders' equity:
Common stock, no par value; 300,000,000 authorized;
issued and outstanding 5,889,912 and 5,684,179 shares            14,389             12,718
Retained earnings (accumulated deficit)                          (4,158)             1,255
Cumulative translation adjustment                                   175                (25)
Notes receivable from shareholders                                 (285)              (285)
                                                               --------           --------
     Total shareholders' equity                                  10,121             13,663
                                                               --------           --------
     Total liabilities and shareholders' equity                $ 40,568           $ 35,350
                                                               ========           ========



                 See Notes to Consolidated Financial Statements

           INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED DECEMBER 31,
                                                     -------------------------------
                                                     1998                            1997
                                         ------------------------        ------------------------
Net revenues                             $    10,261        100.0%       $    16,380        100.0%
Product costs                                  6,912         67.4%             5,932         36.2%
                                         -----------       ------        -----------       ------
Gross margin                                   3,349         32.6%            10,448         63.8%
Costs and expenses:
   Sales and marketing                         5,407         52.7%             4,640         28.3%
   General and administrative                  1,798         17.5%             1,278          7.8%
   Research and development                    2,177         21.2%             2,390         14.6%
   Write off of purchased in
       process research
        and development
                                         -----------       ------        -----------       ------
      Total operating expenses                 9,382         91.4%             8,308         50.7%
                                         -----------       ------        -----------       ------
Operating income (loss)                       (6,033)        58.8%             2,140         13.1%
Other (expense), net                            (528)        (5.1)%             (234)        (1.4)%
                                         -----------       ------        -----------       ------
Income (loss) before taxes                    (6,561)       (63.9)%            1,906         11.6%
Provision (benefit)for income taxes           (2,362)       (23.0)%              686          4.2%
                                         -----------       ------        -----------       ------
Net income (loss)                        $    (4,199)       (40.9)%      $     1,220          7.4%
                                         ===========       ======        ===========       ======
Basic earnings (loss) per share:         $     (0.73)                    $      0.22
                                         ===========                     ===========
Diluted earnings (loss) per share:       $     (0.73)                    $      0.19
                                         ===========                     ===========
 Shares used in computing basic
   earnings (loss) per share:              5,778,000                       5,570,000
                                         ===========                     ===========
 Shares used in computing diluted
   earnings (loss) per share:              5,778,000                       6,572,000
                                         ===========                     ===========

                                                   SIX MONTHS ENDED DECEMBER 31,
                                                   -----------------------------
                                                     1998                            1997
                                         ------------------------        ------------------------
Net revenues                             $    23,621        100.0%       $    28,891        100.0%
Product costs                                 12,283         52.0%            10,463         36.2%
                                         -----------       ------        -----------       ------
Gross margin                                  11,338         48.0%            18,428         63.8%
Costs and expenses:
   Sales and marketing                        11,090         46.9%             8,294         28.8%
   General and administrative                  3,542         15.0%             2,270          7.9%
   Research and development                    4,458         18.9%             4,025         13.9%
   Write off of purchased in
       process research
        and development                                                        6,367         22.0%
                                         -----------       ------        -----------       ------
      Total operating expenses                19,090         80.8%            20,956         72.6%
                                         -----------       ------        -----------       ------
Operating income (loss)                       (7,752)       (32.8)%           (2,528)        (8.8)%
Other (expense), net                            (705)        (3.0)%             (431)        (1.5)%
                                         -----------       ------        -----------       ------
Income (loss) before taxes                    (8,457)       (35.8)%           (2,959)       (10.3)%
Provision (benefit)for income taxes           (3,045)       (12.9)%           (1,065)        (3.7)%
                                         -----------       ------        -----------       ------
Net income (loss)                        $    (5,412)       (22.9)%      $    (1,894)        (6.6)%
                                         ===========       ======        ===========       ======
Basic earnings (loss) per share:         $     (0.95)                    $     (0.35)
                                         ===========                     ===========
Diluted earnings (loss) per share:       $     (0.95)                    $     (0.35)
                                         ===========                     ===========
 Shares used in computing basic
   earnings (loss) per share:              5,722,000                       5,377,000
                                         ===========                     ===========
 Shares used in computing diluted
   earnings (loss) per share:              5,722,000                       5,377,000
                                         ===========                     ===========



                 See Notes to Consolidated Financial Statements

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                   SIX MONTHS ENDED
                                                                   ----------------
                                                               DECEMBER 31,   DECEMBER 31,
                                                               ------------   ------------
                                                                   1998         1997
                                                                  -------      -------
Cash flows from operating activities:
   Net loss                                                       $(5,412)     $(1,894)
    Adjustments to reconcile net income loss to net
       cash provided (used) by operating activities
  Depreciation and amortization                                     1,900          954
  Deferred taxes                                                   (2,777)      (2,290)
   Write-off of purchased in-process research and development                    6,367
   Write off of deferred offering costs                               215
Changes in:
    Receivables, net                                                4,698       (2,923)
    Inventories, net                                               (1,406)      (2,208)
    Prepaid royalties and licenses, net                              (219)        (617)
    Other current assets                                              (92)        (194)
    Accounts payable and accrued liabilities                        4,897        1,691
    Income taxes payable                                             (313)        (525)
    Foreign currency translation                                      200           60
                                                                  -------      -------
         Net cash provided (used) by operating activities           1,691       (1,579)
                                                                  -------      -------

Cash flows from investing activities:
    Purchase of equipment                                            (482)        (478)
    Acquisition of software development and in-
        process technologies                                       (1,834)      (1,556)
   Purchase of Zedcor and Org Plus                                   (300)
    Other                                                             (98)         (16)
                                                                  -------      -------
         Net cash used by investing activities                     (2,714)      (2,050)
                                                                  -------      -------

 Cash flows from financing activities:
    Credit line borrowings                                          2,025        6,170
    Credit line repayments                                         (1,000)      (1,855)
    Borrowings (repayments) under term loan, net                    1,938         (772)
    Capital lease and other obligations repayments                   (464)        (242)
    Proceeds from issuance of common stock                                         178
                                                                  -------      -------
    Net cash provided by financing activities                       2,499        3,479
                                                                  -------      -------

Net increase (decrease) in cash and cash equivalents                1,476         (150)
Cash and cash equivalents at beginning of period                    2,093        1,126
                                                                  -------      -------
Cash and cash equivalents at end of the period                    $ 3,569      $   976
                                                                  =======      =======



                 See Notes to Consolidated Financial Statements

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



SUPPLEMENTAL SCHEDULE OF NON-CASH                                   SIX MONTHS ENDED
FINANCING AND INVESTING INFORMATION                                   DECEMBER 31,
                                                                  --------------------
                                                                  1998            1997
                                                                  ----            ----
PURCHASE OF TECHNOLOGY AND ASSETS IN EXCHANGE FOR:
   TRADE PAYABLES                                                                 $  383
   NOTES PAYABLE                                                  $4,030          $1,034
   LONG TERM DEBT                                                                 $  300
   COMMON STOCK                                                   $  970          $5,240

EQUIPMENT ACQUIRED THROUGH CAPITAL LEASE OBLIGATIONS              $  239          $  305


IMSI COMMON STOCK RECEIVED IN SATISFACTION OF RECEIVABLE          $  320



                        See Notes to Consolidated Financial Statements

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

The interim condensed consolidated financial statements have been prepared from the records of International Microcomputer Software, Inc. and Subsidiaries (the "Company" or "IMSI") without audit. In the opinion of management, all adjustments (which consist only of normal recurring adjustments, other than described below) necessary to present fairly the financial position, results of operations and cash flows as of and for the periods ended December 31, 1998 and December 31, 1997, have been made. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998. The results of operations for the three and six months ended December 31, 1998 and 1997 are not necessarily indicative of the results to be expected for any other interim period or for the full year.


2. DEFERRED REVENUE

Revenue received from subscriptions is deferred and recognized over the life of the subscription agreement, generally 12 to 15 months.


3. ACQUISITIONS

Zedcor, Inc.

In October, 1998, the Company acquired all the outstanding common stock of Zedcor, Inc., an internet provider of art and animations. The total purchase price of $3,500,000 consisted of $970,000 in IMSI stock (176,455 shares at $5.50 per share), $300,000 in cash (paid by the Company in November 1998), and $2,230,000 payable pursuant to an eight percent secured promissory note. Payments under the note are due in twelve quarterly payments. The purchase price for Zedcor, Inc. was allocated as follows:

Net working capital                                                           93,000
Capitalized software development costs (visual content products)           3,000,000(1)
Goodwill                                                                     407,000
                                                                          ----------
                                                                          $3,500,000

(1) Capitalized software development costs (visual content products) are being amortized over five years.

Org Plus

On March 13, 1998, the Company sold the rights to Family Heritage, one of the completed products acquired from Corel, to Mindscape, Inc., which was subsequently acquired by The Learning

Company ("TLC"), for a purchase price of $2,500,000 (plus $115,000 for inventories and prepaid royalties). The purchase price was split into four equal payments of $625,000, the first of which was paid upon closing, and the second payment was paid July 15, 1998. The remaining $625,000 payments were due October 15, 1998, and January 15, 1999, pursuant to the sale agreement with Mindscape. However, no separate notes payable for such amounts were issued by Mindscape. On September 29, 1998, TLC paid the Company approximately $1,700,000, representing amounts due to the Company, after discount, from the Family Heritage sale and other existing contractual agreements ($430,000). On October 2, 1998, TLC and the Company entered into a software license agreement whereby TLC sold Org Plus to the Company in exchange for $3,500,000 as follows: $1,700,000 paid by the Company on October 2, 1998, and $450,000 payments due on each of January 1, 1999, April 1, 1999, July 1, 1999, and October 1, 1999. In January 1999, the Company and TLC agreed to amend the terms of the Org Plus agreement to allow the Company to settle the $1,800,000 obligation by the issuance of 200,000 shares of the Company's common stock.

The September 29, 1998 $1,700,000 cash receipt from the TLC and the $3,500,000 October 2, 1998 purchase of Org Plus from TLC were accounted for as one transaction; accordingly, the Company recorded the acquisition of Org Plus at a net amount of $1,800,000. No revenue was recognized by the Company as a result of these transactions.

Fiscal Year 1998

During the first quarter of fiscal year 1998, the Company completed the following four acquisitions of products, in-process technologies or companies. Each was accounted for using purchase accounting. The aggregate purchase prices for the acquisitions were comprised, and allocated, as follows:

                        COMPONENTS OF PURCHASE PRICES FOR ACQUISITIONS

                      NUMBER OF
                      SHARES OF           VALUE OF                                                  ASSUMPTION            AGGREGATE
                       COMMON             COMMON                NOTES                                  OF NET              PURCHASE
SELLER                  STOCK              STOCK               PAYABLE              CASH            LIABILITIES              PRICE
------                  -----              -----               -------              ----            -----------              -----

Quarterdeck                  --                  --                 $--          $1,000,000                 $--          $1,000,000
MapLinx ...                  --                  --             233,500             233,500             383,000             850,000
Mediapaq ..              20,000          $  240,000                  --                  --             160,000             400,000
Corel .....             346,020           5,000,000             640,000                  --                  --           5,640,000
                     ----------          ----------          ----------          ----------          ----------          ----------
                        366,020          $5,240,000          $  873,500          $1,233,500          $  543,000          $7,890,000
                     ==========          ==========          ==========          ==========          ==========          ==========


             ALLOCATION OF AGGREGATE PURCHASE PRICES OF ACQUISITIONS

                 PURCHASED IN-PROCESS
                    RESEARCH AND
SELLER               DEVELOPMENT      CAPITALIZED SOFTWARE    GOODWILL
Quarterdeck          $  517,000          $  483,000                  --
MapLinx ...             506,000             331,000          $   13,000
Mediapaq ..             300,000             100,000                  --
Corel .....           5,044,000             517,000              79,000
                     ----------          ----------          ----------
                     $6,367,000          $1,431,000          $   92,000
                     ==========          ==========          ==========

See notes 2, 4, 5 and 6 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the Fiscal Year Ended June 30, 1998 for a further description of these acquisitions and the write-off of purchased in-process research and development.

4.  INVENTORIES

Inventories consist primarily of CD ROMs, diskettes, manuals, hardware, freight-in, production costs and packing supplies for the Company's software products. Inventories are valued at the lower of cost or market, on a first-in, first-out basis, and consist of:

                                December 31, 1998       June 30, 1998
                                -----------------       -------------
Raw materials                      $ 3,271,000           $ 2,882,000
Finished goods                       5,486,000             4,282,000
                                   -----------           -----------
                                     8,757,000             7,164,000
Reserves for obsolescence             (802,000)             (615,000)
                                   -----------           -----------
                                   $ 7,955,000           $ 6,549,000
                                   ===========           ===========

The Company evaluates the estimated net realizable value of inventories at each balance sheet date and records write downs to net realizable value and reserves for obsolescence for any finished goods or raw materials for which the carrying value is in excess of the estimated net realizable value.

5.  CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Costs incurred in the initial design phase of software development are expensed as incurred as research and development. Once the point of technological feasibility is reached, direct production costs are capitalized. The Company ceases capitalizing computer software costs when the product is available for general release to customers. Costs associated with acquired completed software are capitalized. Total capitalized software development costs were $8,395,000 and $5,261,000 at December 31, 1998 and June 30, 1998, respectively, less accumulated amortization of $4,363,000 and $3,160,000, respectively.

The Company amortizes capitalized software development costs on a product-by-product basis. The amortization for each product is the greater of the amount computed using (a) the ratio of current gross revenues to the total of current and anticipated future gross revenues for the product or (b) 18 months or 60 months in the case of visual content products. In addition, the Company evaluates the net realizable value of each software product at each balance sheet date and records write-downs to net realizable value for any products for which the carrying value is in excess of the estimated net realizable value.

6.      BASIC AND DILUTED EARNINGS PER SHARE

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

Net income (loss) and the weighted average numbers of shares outstanding (denominator) used to calculate basic earnings per share are reconciled to the numbers of shares used in calculating diluted earnings per share as follows:

                                            Three Months Ended                       Six Months Ended
                                                December 31,                           December 31,
                                       ------------------------------        ------------------------------
                                          1998               1997               1998               1997
                                       -----------        -----------        -----------        -----------
Net income (loss)                      $(4,199,000)       $ 1,220,000        $(5,412,000)       $(1,894,000)
                                       ===========        ===========        ===========        ===========
Shares used to compute basic EPS         5,778,000          5,570,000          5,722,000          5,377,000
Add effect of dilutive
securities:
   Warrants                                 30,000
   Stock options                           469,000          1,002,000            571,000            895,000
                                       -----------        -----------        -----------        -----------
Shares used to compute diluted
   EPS                                   6,277,000          6,572,000          6,293,000          6,272,000
                                       ===========        ===========        ===========        ===========
                                                (1)                                   (1)                (1)

(1) Not presented as results were anti-dilutive

7.  AMENDED BANK LINE OF CREDIT

The Company has a line of credit agreement with Union Bank under which it can borrow the lesser of $13,500,000 or 80% of eligible accounts receivable, at Union Bank's reference rate plus 1/2 % or LIBOR plus 2%, at the Company's option. The line of credit agreement requires the Company to comply with certain financial covenants including maintenance of net worth and working capital requirements. Under the terms of the agreement, all assets not subject to liens of other financial institutions have been pledged as collateral against the line of credit. The credit line expires October 31, 1999.

As of December 31, 1998, as a result of covenant violations, certain events of default have occurred and are continuing, that among other things, entitle Union Bank to declare all loans and other obligations of the Company under the line of credit to be immediately due and payable and to commence immediate enforcement and collection actions. On February 12, 1999, the Company and Union Bank executed a forbearance agreement, whereby Union Bank has agreed to forbear taking any enforcement actions until March 5, 1999. Management intends to negotiate new terms with Union Bank prior to this date and to take the resultant necessary actions needed to cure the events of default.

8.      SUBORDINATED LOAN FACILITY WITH WARRANTS

On November 3, 1998, the Company borrowed $2,500,000 under a three-year subordinated loan facility with Silicon Valley Bank. The interest rate is 12%. As part of the loan facility, the Company issued detachable warrants, which have a five-year term, to purchase shares of the Company's common stock. On November 3, 1998, the Company issued 30,000 warrants to purchase common stock at $7.00 per share. As part of the original loan agreement dated November 3, 1998, the Company was required to register shares by February 1, 1999. On January 26, 1999, Silicon Valley Bank and the Company agreed to extend this deadline until May 5, 1999. Additional warrants are required to be granted, as amounts advanced under this facility remain outstanding as follows:

   If not paid in full prior to:   Additional warrants to be issued   Exercise price per share
   -----------------------------   --------------------------------   ------------------------
          October 31, 1999                      5,000                    $   7.00
          January 31, 2000                     25,000                        7.00
          April 30, 2001                       65,000                        6.00
          October 31, 2001                    125,000                        5.00

Management estimated that the fair value of the warrants was $776,000, which will be recorded as additional interest expense over the life of the loan. The Company recorded interest expense of $43,000 in the quarter ended December 31, 1998. The estimate assumes the loan will not be repaid until November 3, 2001 and all warrants will be issued

9. CHARGES IN THE PERIOD ENDING DECEMBER 31, 1998

In the quarter ended December 31, 1998 the Company recorded a provision for product returns of $3,332,000 due to an increase in the inventory held by the Company's distributors and large software retailers. In addition, in the quarter ended December 31, 1998, reserves for price reductions of inventory held by distributors or retailers was increased by approximately $350,000 and reserves for cooperative advertising commitments increased by approximately $105,000. For the six months ended December 31, 1998 this cooperative advertising reserve was increased by approximately $562,000.

In the first quarter of fiscal 1999, the Company incurred approximately $350,000 of expenses related to the move of its corporate headquarters from San Rafael to Novato, California, and wrote off approximately $250,000 of deferred offering costs related to the preparation of an aborted S-1 filing incurred in fiscal year 1998.

10. COMPREHENSIVE INCOME (LOSS)

Comprehensive income includes changes in the balance of items that are reported directly in a separate component of stockholders' equity on the consolidated balance sheets. The reconciliation of net income (loss) to comprehensive income
(loss) is as follows.

                                           Three Months Ended                          Six Months Ended
                                               December 31,                               December 31,
                                    ---------------------------------           ---------------------------------
                                       1998                   1997                 1998                  1997
                                    -----------           -----------           -----------           -----------
Net income (loss)                   $(4,199,000)          $ 1,220,000           $(5,412,000)          $(1,894,000)
Other comprehensive income
(loss):
  Foreign currency
  translation adjustments                46,000               (85,000)              199,000                60,000
                                    -----------           -----------           -----------           -----------
Total comprehensive income
(loss)                              $(4,153,000)          $ 1,135,000           $(5,213,000)          $(1,834,000)
                                    ===========           ===========           ===========           ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the consolidated financial statements and the notes thereto and in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Form 10-K for the year ended June 30, 1998 (the "Form 10-K"). This quarterly report on Form 10-Q, and in particular Management's Discussion and Analysis of Financial Condition and Results of Operations, may contain forward-looking statements regarding future events or the future performance of the Company that involve certain risks and uncertainties including those discussed in the "Other factors that May Affect Future Operating Results" section of this Form 10-Q, as well as on the Company's Form 10-K. Actual events or the actual future results of the Company may differ materially from any forward-looking statements due to such risks and uncertainties. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. This analysis is not intended to serve as a basis for projection of future events.

OVERVIEW

IMSI is a leading developer and publisher of PC productivity software in the business applications, utilities and visual content categories. The Company's PC applications are sold to a broad variety of users, particularly small to medium sized businesses, in categories under served by major software vendors. IMSI markets its products in up to 13 languages and 60 countries. Historically, the Company has sold its products through the retail channel primarily through large wholesale distributors. Pursuant to requests of certain large software retailers, the company anticipates shipping directly to these customers beginning in the fourth quarter of fiscal 1999. As a result of an increase in inventory held by the Company's distributors and large software retailers (above historical trends) and the anticipated process change of selling directly to certain large software retailers, the Company has significantly increased reserves for returns, discounts, and rebates as of December 31, 1998.

During the three and six months ended December 31, 1998, the Company has experienced a significant decline in sales volume from the same periods in the previous year. The recording of additional reserves for returns, discounts, and rebates has increased the negative effect on gross margins and net income (loss) associated with the decline in sales volume.

The Company has made a strategic decision to invest a significant part of its resources toward an effort to transition much of its business onto the internet. During the quarter ended December 31, 1998, the Company completed its acquisition of Zedcor, Inc. with its retail website, ArtToday.com. The purchase price of $3,500,000 consisted of $970,000 in IMSI stock (176,455 shares at $5.50 per share), $300,000 in cash (paid by the Company in November 1998), and $2,230,000 payable pursuant to a secured promissory note.

RESULTS OF OPERATIONS

NET REVENUES

Net revenues for the three and six months ended December 31, 1998 were $10,261,000 and $23,621,000 respectively, compared to $16,380,000 and
$28,891,000 for the comparable periods
in the previous year. Contributing to the drop in revenues was an increase in provisions for product rebates, returns, and price discounts. As of December 31, 1998, reserves for product rebates, returns, and price discounts increased $3,780,000 to $7,242,000. The following table details the net change in sales reserves for the periods indicated:

                                            Three Months Ended                         Six Months Ended
                                                December 31,                             December 31,
                                     --------------------------------           --------------------------------
                                         1998                 1997                  1998                1997
                                     -----------          -----------           -----------          -----------
Reserve for rebates                  $    98,000                  $--           $   211,000                  $--
Reserve for returns                    3,332,000              975,000             3,250,000            1,081,000
Reserve for price discounts              350,000             (160,000)              350,000             (246,000)
                                     -----------          -----------           -----------          -----------
   Total                             $ 3,780,000          $   815,000           $ 3,811,000          $   835,000
                                     ===========          ===========           ===========          ===========

The Company recognizes revenue, net of estimated returns and allowances, upon shipment of a product and only when no significant obligations remain and collectability is probable. The Company's return policy allows its distributors, subject to certain limitations, to return purchased products in exchange for new products or for credit towards future purchases as part of stock balancing programs. In addition, the Company provides price protection to its distributors when it reduces the prices of its products. End users may return products through dealers and distributors within a reasonable period from the date of purchase for a full refund, and retailers may return older versions of products for a full refund. Various distributors and resellers may have different return practices that adversely affect the number of products that are returned to the Company. Product returns often occur when the Company introduces upgrades and new versions of products or when distributors or resellers overestimate demand. The Company's allowances for doubtful accounts, returns, and price protection are based upon its best judgment and estimates at the time. Reserves for doubtful accounts, expected sales returns, and price protection is based primarily on historical experience, adjusted for current situations, and were in total, 49.1% and 26.2%, of gross receivables at December 31, 1998 and June 30, 1998, respectively.

Net revenues in absolute dollars, and as a percentage of total net revenues, for each of the Company's principal product categories were as follows for the periods indicated (in thousands, except for percentage amounts) :

                                          Three Months Ended                                   Six Months Ended
                                             December 31,                                       December 31,
                         ------------------------------------------------      ------------------------------------------------
                                    1998                       1997                     1998                        1997
                         ---------------------      ---------------------      ---------------------      ---------------------
Business applications    $  5,001           49%     $  5,416           33%     $ 11,097           47%     $ 11,622           40%
Utilities                   1,370           13%        2,798           17%        2,947           12%        5,110           18%
Visual content              6,685           65%        7,495           46%       10,594           45%       10,300           36%
Other products                985           10%        1,485            9%        2,794           12%        2,625            9%
Reserves                   (3,780)         (37%)        (814)          (5%)      (3,811)         (16%)        (766)          (3%)
                         --------     --------      --------     --------      --------     --------      --------     --------
Total                    $ 10,261          100%     $ 16,380          100%     $ 23,621          100%     $ 28,891          100%
                         ========     ========      ========     ========      ========     ========      ========     ========

Net revenues in the business applications category for the three month period ended December 31, 1998 decreased by $415,000 or 8% from the comparable period of fiscal 1998. For the six months ended December 31, 1998, net revenues in the business applications category decreased by $525,000 or 5%. In general, the Company experienced a broad decline in many of its business application products, including TurboCad, TurboProject, HiJaak, Master Publisher, FloorPlan, and Graphics Converter.

Net revenues in the utilities category for the three month period ended December 31, 1998 decreased by $1,428,000, or 51%, from the comparable period of fiscal 1998. For the six months ended December 31, 1998, net revenues in the utilities category decreased $2,163,000 or 42%. Drops in product sales of WinDelete and Net Accelerator were primarily responsible for the declines.

Net revenues in the visual content category for the three month period ended December 31, 1998 decreased by $810,000, or 11%, respectively, from the comparable period of fiscal 1998. For the six months ended December 31, 1998, net revenues in the visual content category increased $294,000 or 3%. The decrease in revenue during the quarter ended December 31, 1998 is due primarily to the decline in sales of the MasterClips product line. MasterClips sales were approximately even with the six month period in the prior year. The better performance in the six month period is primarily due to added revenue from WebArt sales and ArtToday.

Net revenues in the other products category for the three month period ended December 31, 1998 decreased by $500,000 or 34%, from the comparable period of fiscal 1998. For the six months ended December 31, 1998, net revenues in the other products category increased $169,000 or 6%. The net revenue decrease in the quarter ending December 31, 1998 is primarily due to a decline in sales of Easy Language, Micro Cookbook, and Family Heritage. The increase in net revenues in the other products category for the six month period is related to a decline in product returns in this category.

Net revenues from domestic sales decreased by 30% to $6,227,000, or 61% of net revenues, for the three month period ended December 31, 1998 as compared to $8,900,000, or 54% of net revenues, for the same period in the previous fiscal year. For the six months ended December 31, 1998, net revenues from domestic sales decreased by 8% to $15,851,000, or 67% of net revenues, as compared to $17,184,000, or 59% of net revenues, for the same period in the previous fiscal year. Net revenues from international sales were $4,034,00, or 39% of net revenues, for the three month period ended December 31, 1998, compared to $7,480,000, or 46% net revenues, for the three months ended December 31, 1997. For the six months ended December 31, 1998, net revenues from international sales decreased by 34% to $7,771,000, or 33% of net revenues, as compared to $11,707,000, or 41% of net revenues, for the six months ended December 31, 1997.

The Company's international net revenues in the three and six month periods ended December 31, 1998 were generated primarily from Germany, the United Kingdom and Australia. Although the Company believes that the risks associated with transactions in foreign currencies are mitigated by diversified exposure to multiple currencies, the Company's operating results may be affected by the risks customarily associated with international operations, including a devaluation of the U.S. dollar, increases in duty rates, exchange or price controls, longer collection cycles, government regulations, political instability, and changes in international tax laws.

PRODUCT COSTS

For the three months ended December 31, 1998, product costs increased $980,000 to $6,912,000 and increased as a percent of revenue from 36.2% to 67.4% when compared to the same period in the previous fiscal year. For the six months ended December 31, 1998, product costs increased $1,820,000 to $12,283,000 and increased as a percent of revenue from 36.2% to 52.0% when compared to the same period in the previous fiscal year. A portion of labor and overhead included in product costs is fixed in nature and does not decrease proportionally when a decline in sales volume occurs. Primarily due to an increase in this type of manufacturing burden and overhead, despite a drop in sales volume, product costs increased during the three and six months ending December 31, 1998 when compared to the previous year.

During the quarter ended December 31, 1998, the Company relocated its principal warehouse facility from Richmond, California to Vacaville, California. The increase in product costs for the quarter ended December 31, 1998 is associated with the inefficiencies and added expense associated with setting up the new warehouse facility. During this relocation period, the Company maintained staffs at both warehouse facilities. Other factors contributing to the increase in product costs in the three and six months periods ended December 31, 1998 include higher per unit material and labor costs and increased amortization costs of capitalized software from acquisitions made in the fiscal year ended June 30, 1998.

The Company amortizes capitalized software development costs on a product-by-product basis. The amortization for each product is the greater of the amount computed using (a) the ratio of current gross revenues to the total of current and anticipated future gross revenues for the product or (b) 18 months or 60 months in the case of visual content products.

SALES AND MARKETING

Sales and marketing expenses for the three months ending December 31, 1998 increased $767,000 or 16.5% to $5,407,000. Sales and marketing expenses for the six months ending December 31, 1998 increased $2,796,000 or 33.7% to $11,090,000. As a percentage of net revenues, sales and marketing expenses for the three and six month periods ending December 31, 1998, were 52.7% and 46.9%, respectively, as compared with 28.3% and 28.8%, respectively, for the previous fiscal year. The increase in sales and marketing expense in both the three and six month periods is primarily due to the booking of additional reserves for cooperative advertising. The smaller percentage increase in sales and marketing expense for quarter ending December 31, 1998, versus the six months ending December 31, 1998, reflects cost containment efforts, including a reduction in headcount, initiated by the Company in October 1998.

GENERAL AND ADMINISTRATIVE

General and administrative expenses for the three and six month periods ending December 31, 1998 increased $520,000 or 40.7% to $1,798,000 and $1,272,000 or
56.0% to $3,542,000, respectively, as compared to the same periods in the previous year. These increases are primarily due to increased amortization of acquired intangible assets. For the three and six months ended December 31, 1998, the Company had amortization from intangible assets of $811,000 and $1,335,000, respectively. This compares with the three and six months ended December 31, 1997 amounts of $371,000 and $632,000, respectively. Also contributing to the increase was the

Company's write-off of deferred offering costs of $250,000 relating to the preparation of an S-1 filing, the Company's move to its new corporate headquarters, continued infrastructure improvements, and headcount additions (primarily in the areas of information systems, human resources, accounting and operations).

As a percentage of net revenues, general and administrative expenses for the three and six month periods ending December 31, 1998, were 17.5% and 15.0%, respectively, as compared with 7.8% and 7.9%, respectively, for the previous fiscal year. The large increases in general and administrative expenses as a percent of net revenue are partly attributable to a lower net revenue base and the fixed nature of these expenses.


RESEARCH AND DEVELOPMENT

Research and development expenses for the three months ended December 31, 1998 decreased $213,000 or 8.9% to $2,177,000. For the six month period ending December 31, 1998, research and development expenses increased $433,000 or 10.8% to $4,458,000. As a percentage of net revenues, research and development expenses for the three and six month periods ending December 31, 1998, were 21.2% and 18.9%, respectively, as compared with 14.6% and 13.9%, respectively, for the previous fiscal year. The increase for the six months ended December 31, 1998 can be attributed to the utilization of additional contractors and other third party development costs relating to the development and expansion of the Company's product offerings The decrease in research and development expenses for the quarter ending December 31, 1998 reflects cost containment efforts, including a reduction in headcount, initiated by the Company in October 1998.

OTHER EXPENSE, NET

Other expense, net, which consists of interest expense on short and long-term borrowings, as well as net gains or losses on foreign currency transactions, increased from $234,000 to $528,000 for the three month period ended December 31, 1998 compared to the same period of the previous fiscal year. For the six months ended December 31, 1998, other expense, net, increased $274,000 to $705,000 from the previous fiscal year. The increase in other expense, net, is primarily due to an increase in interest expense which is directly related to the Company's increased borrowings.

PROVISION FOR INCOME TAXES

The Company's effective tax rate is 36% for the three and six month periods ended December 31, 1998 and for the three and six month periods ended December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of December 31, 1998 increased by $1,476,000 to $3,569,000 from $2,093,000 at June 30, 1998. However, working capital decreased by $4,461,000 to $2,363,000 from $6,824,000 at December 31, 1998. The increase in cash and cash equivalents is primarily due to the increase in accounts payable and accrued liabilities of $4,897,000. Primarily due to the collection of receivables and the increases in accounts payable and accrued liabilities, net cash provided by operating activities for the six months ended December 31, 1998 was $1,691,000.

In October, 1998, the Company acquired all the outstanding common stock of Zedcor, Inc., an internet provider of art and animations. The total purchase price of $3,500,000 consisted of $970,000 in IMSI stock (176,455 shares at $5.50 per share), $300,000 in cash (paid by the Company in November 1998), and $2,230,000 payable pursuant to an eight percent secured promissory note. Payments under the note are due in twelve quarterly payments. The purchase price for Zedcor, Inc. was allocated as follows:

Net working capital                                                           93,000
Capitalized software development costs (visual content products)           3,000,000
Goodwill                                                                     407,000
                                                                          ----------
                                                                          $3,500,000
                                                                          ==========

On March 13, 1998, the Company sold the rights to Family Heritage, one of the completed products acquired from Corel, to Mindscape, Inc. (which was subsequently acquired by TLC) for a purchase price of $2,500,000 (plus $115,000 for inventories and prepaid royalties). The purchase price was split into four equal payments of $625,000, the first of which was paid upon closing, and the second payment was paid July 15, 1998. The remaining $625,000 payments were due October 15, 1998, and January 15, 1999, pursuant to the sale agreement with Mindscape. However, no separate notes payable for such amounts were issued by Mindscape.

On September 29, 1998, TLC paid the Company approximately $1,700,000, representing amounts due to the Company, after discount, from the Family Heritage sale and other existing contractual agreements ($430,000). On October 2, 1998, TLC and the Company entered into a software license agreement whereby TLC sold Org Plus to the Company in exchange for $3,500,000 as follows:
$1,700,000 paid by the Company on October 2, 1998, and $450,000 due on each of January 1, 1999, April 1, 1999, July 1, 1999, and October 1, 1999. In January 1999, the Company and TLC agreed to amend the terms of the Org Plus agreement to allow the Company to settle the $1,800,000 obligation by the issuance of 200,000 shares of the Company's common stock.

The September 29, 1998 $1,700,000 cash receipt from the TLC and the October 2, 1998 $3,500,000 purchase of Org Plus from TLC were accounted for as one transaction; accordingly, the Company recorded the acquisition of Org Plus at a net amount of $1,800,000. No revenue was recognized by the Company as a result of these transactions.

For the six months ended December 31, 1998, investing activities used total net cash of $2,714,000.

The source of funds for investing activities was primarily financing activities. During the six months ended December 31, 1998, the Company increased borrowings under its line of credit by $2,025,000, obtained $2,500,000 under a new three year subordinated loan facility from Silicon Valley Bank and issued notes of $2,230,000 and common stock of $970,000 as part of its Zedcor, Inc. acquisition. Financing activities for the six months ended December 31, 1998 provided total net cash of $2,499,000.

In January 1999, the Company finalized an agreement with The Learning Company to issue approximately $1,800,000 in common stock to satisfy its remaining obligation in the Org Plus acquisition. This liability is reflected within accrued liabilities on the Company's Consolidated Balance Sheet as of December 31, 1998.

The Company has a line of credit agreement with Union Bank under which it can borrow the lesser of $13,500,000 or 80% of eligible accounts receivable, at Union Bank's reference rate plus 1/2 % or LIBOR plus 2%, at the Company's option. The line of credit agreement requires the Company to comply with certain financial covenants including maintenance of net worth and working capital requirements. Under the terms of the agreement, all assets not subject to liens of other financial institutions have been pledged as collateral against the line of credit. The credit line expires October 31, 1999.

As of December 31, 1998, as a result of covenant violations, certain events of default have occurred and are continuing, that among other things, entitle the bank to declare all loans and other obligations of the Company under the line of credit to be immediately due and payable and to commence immediate enforcement and collection actions. On February 12, 1999, the Company and Union Bank executed a forbearance agreement, whereby Union Bank has agreed to forbear taking any enforcement actions until March 5, 1999. Management intends to negotiate new terms with Union Bank prior to this date and to take the resultant necessary actions needed to cure the events of default.

On November 3, 1998, the Company borrowed $2,500,000 under a three-year subordinated loan facility with Silicon Valley Bank. The interest rate is 12%. As part of the loan facility, the Company issued detachable warrants, which have a five-year term, to purchase shares of the Company's common stock. On November 3, 1998, the Company issued 30,000 warrants to purchase common stock at $7.00 per share. As part of the original loan agreement dated November 3, 1998, the Company was required to register shares by February 1, 1999. On January 26, 1999, Silicon Valley Bank and the Company agreed to extend this deadline until May 1, 1999. Additional warrants are required to be granted, as amounts advanced under this facility remain outstanding as follows:


      If not paid in full prior to:    Additional warrants to be issued  Exercise price per share
      -----------------------------    --------------------------------  ------------------------
               October 31, 1999                      5,000                    $   7.00
               January 31, 2000                     25,000                        7.00
               April 30, 2001                       65,000                        6.00
               October 31, 2001                    125,000                        5.00

Management estimated that the fair value of the warrants was $776,000, which will be recorded as additional interest expense over the life of the loan. The Company recorded interest expense of $43,000 in the quarter ended December 31, 1998. The estimate assumes the loan will not be repaid until November 3, 2001 and all warrants will be issued.

In January 1999, IMSI signed a term sheet for a $5,000,000 private common stock and warrants investment that it expects to close in the third quarter of fiscal 1999. In order to satisfy the Company's near term working capital and capital expenditure requirements, planned transition to the internet, expansion of the Company's operations, future acquisitions of products or companies, increases in expenses or other factors, the Company will seek additional debt or equity financing in the near term. The Company's forecast period of time through which its financial resources will be adequate to support its working capital and capital expenditure requirements is a forward-looking statement that involves risks and uncertainties, and actual results could vary. There can be no assurance that such funding will be available on terms attractive to the Company, or at all. Furthermore, any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. The failure of the Company to raise capital when needed could have a material adverse effect on the Company's business, operating results and financial condition.

While the Company believes it will be able to raise any necessary funds, there can be no assurances that the Company will be able to do so, and failure to obtain sufficient capital could have a material adverse effect on the Company or adversely affect the Company's ability to continue to grow. In order to finance future growth, transition to the Internet, or for other reasons, the Company may consider an offering of its equity securities within the next year or thereafter. The decision to undertake such an offering and the size of such an offering, would depend upon many factors, such as the market price of the common stock, the working capital and capital expenditure needs of the Company, the availability of alternative sources of capital, and general market conditions.

OTHER FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

The Company has experienced, and expects to continue to experience, significant fluctuations in operating results due to a variety of factors. The Company experienced growth during fiscal 1998, 1997 and 1996. However, during fiscal year 1999, the Company suffered a significant decline in revenue. This decline in revenue has resulted in the Company reporting net losses for both quarters of fiscal 1999. During fiscal year 1999, the Company has embarked on an effort to transition much of its business onto the internet. The success or failure of this effort will significantly impact future operating results.

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

Products are generally shipped as orders are received. The Company has historically operated with little order backlog and sales and operating results for any quarter have depended on the volume and timing of orders received during that quarter, which cannot be predicted with any degree of certainty. A significant portion of the Company's operating expenses is relatively fixed, and planned expenditures are based on sales forecasts. Thus, if revenue levels are below expectations due to either the timing of orders received or delays in product releases, operating results are likely to be materially adversely affected. Without growth in revenues in any particular quarter, the Company's increasing fixed operating expenses could cause net income to decline or net loss to increase when compared to the same period in the previous year or the immediately preceding quarter. In such event, the market price of the Company's common stock may be materially adversely affected. Due to the foregoing factors, the Company believes that quarter to quarter comparisons of its operating results are not necessarily meaningful and should not be relied upon as indications of future performance.


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

The Company has initiated a Year 2000 Compliance Plan that addresses three types of systems that must be Year 2000 compliant. Products: The Company's software products have been undergoing Year 2000 Compliance testing since January 1998. Approximately 75% of the Company's currently supported products have been verified as Year 2000 Compliant; the remaining products will be verified as compliant by June 1999. IT SYSTEMS: The Company has identified all internal data processing and networking systems that are at risk from the Year 2000 problem and is currently reviewing the manufacturer's Year 2000 Compliance statement for each system. Any systems that are determined to be non-compliant will be upgraded or replaced. Internal testing will be initiated for any missing critical system for which the manufacturer's Year 2000 Compliance statement is not adequate to ensure the reliability of the system. All IT systems will be verified as Year 2000 Compliant by July 1999. In addition, no new IT systems will be implemented without first ensuring that they are Year 2000 Compliant. NON-IT-SYSTEMS: The Company has identified a wide range of general computing and facilities systems that must be verified as Year 2000 Compliant. The majority of these systems will be upgraded or replaced as necessary during normal maintenance if they are not compliant. The manufacturer's Year 2000 Compliance statements are currently under review for the remaining systems and will be upgraded or replaced if necessary. Because new systems are continually being integrated into the Company, the effort to ensure Year 2000 Compliance for these systems is an ongoing effort.

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

PART II - OTHER INFORMATION


ITEM 1.   Legal Proceedings
Not Applicable

ITEM 2.   Changes in Securities and Use of Proceeds
Not Applicable

ITEM 3.   Defaults upon Senior Securities

As of December 31, 1998, certain events of default have occurred and are continuing under the Company's line of credit ("Loan Agreement") with Union Bank, that among other things, entitle Union Bank to declare all loans and other obligations of the Company under the Loan Agreement to be immediately due and payable and to commence immediate enforcement and collection actions. On February 12, 1999, the Company and Union Bank have executed a forbearance agreement, whereby Union Bank has agreed to forbear taking any enforcement actions until March 5, 1999. Management intends to negotiate new terms with Union Bank prior to this date and to take the resultant necessary actions needed to cure the events of default under the Loan Agreement.

ITEM 4.  Submission of Matters to a Vote of Security Holders
  Not Applicable

ITEM 5.   Other Information
Not Applicable

ITEM 6.  Exhibits and Reports on Form 8-K

Exhibits
        27.1     Financial Data Schedule

No report on Form 8-K was filed during the six months ended December 31, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: February 16, 1999             INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.





                                        By:   /s/  MARTIN SACKS
                                           -------------------------------------
                                           Martin Sacks
                                           President & Chief Executive Officer
                                           (Principal Executive Officer)


                                        By:   /s/  KENNETH R. FINEMAN
                                           -------------------------------------
                                            Kenneth R. Fineman
                                            V.P. Finance & Chief Financial
                                            Officer
                                            (Principal Financial Officer)