Form 10-Q
period 1999-03-31
INTERNATIONAL MICROCOMPUTER SOFTWARE INC /CA/
filed 1999-05-17
CIK 814929

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended MARCH 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ___________

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

                                 YES [X] NO [ ]

As of May 14, 1999, 6,942,930 shares of Registrant's Common Stock, no par value, were outstanding.

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES

                                      INDEX

                                                                                      Page
                                                                                      ----
PART I - FINANCIAL INFORMATION

Item 1.  Interim Consolidated Financial Statements

              Consolidated Balance Sheets at March 31, 1999 and  June 30, 1998          3

              Consolidated Statements of Operations for the three and nine
                    months ended March 31, 1999 and 1998                                4

              Consolidated Statements of Cash Flows for the nine months ended
                    March 31, 1999 and 1998                                             5

              Notes to Consolidated Financial Statements                                7


Item 2.  Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                               14


Item 3.  Quantitative and Qualitative Disclosures About Market Risk                     22

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                              23
Item 2.  Changes in Securities and Use of Proceeds                                      23
Item 3.  Defaults upon Senior Securities                                                23
Item 4.  Submission of Matters to a Vote of Security Holder                             23
Item 5.  Other Information                                                              24
Item 6.  Exhibits and Reports on Form 8-K                                               24

SIGNATURES                                                                              25

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                   MARCH 31, 1999    JUNE 30, 1998
                                                                      --------          --------
ASSETS
Current assets:
Cash and cash equivalents                                             $  4,874          $  2,093
Receivables, less allowances for doubtful
  accounts and returns of $6,910 and $4,081                              5,045            13,299
Inventories, net                                                         6,307             6,549
Prepaid royalties and licenses, net                                      2,488             2,517
Deferred tax assets, net                                                 3,250             1,762
Other                                                                      904               759
                                                                      --------          --------
     Total current assets                                               22,868            26,979
                                                                      --------          --------

Furniture and equipment, net                                             4,973             3,430
Deferred tax assets, net                                                 1,000             2,676
Capitalized software development costs, net                              3,503             2,101
Goodwill and other assets, net                                           2,456               314
                                                                      --------          --------
     Total assets                                                     $ 34,800          $ 35,500
                                                                      ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                      $  5,604          $  6,915
Accrued and other liabilities                                            6,911             2,703
Credit line payable                                                      7,200             7,948
Short term debt and other obligations                                    1,071               842
Current portion of notes payable                                         1,251             1,434
Income taxes payable                                                        --               313
                                                                      --------          --------
     Total current liabilities                                          22,037            20,155

Long term debt and other obligations                                     2,872             1,682
                                                                      --------          --------
     Total liabilities                                                  24,909            21,837

Shareholders' equity:
Common stock, no par value; 300,000,000 authorized;
Issued and outstanding 6,865,367 and 5,684,179 shares                   24,022            12,718
Retained earnings (accumulated deficit)                                (13,850)            1,255
Cumulative translation adjustment                                            4               (25)
Notes receivable from shareholders                                        (285)             (285)
                                                                      --------          --------
     Total shareholder's  equity                                         9,891            13,663
                                                                      --------          --------
     Total liabilities and shareholder's  equity                      $ 34,800          $ 35,500
                                                                      ========          ========

                 See Notes to Consolidated Financial Statements

           INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                           THREE MONTHS ENDED MARCH 31,                      NINE MONTHS ENDED MARCH 31,
                                  ----------------------------------------------   -----------------------------------------------
                                            1999                     1998                    1999                       1998
                                  --------------------    ----------------------   -----------------------    --------------------
Net revenues                      $     7,281    100.0%   $    16,671     100.0%   $    30,902    100.0%   $    45,562       100.0%
Product costs                           4,990     68.5%         6,770      40.6%        17,273     55.9%        17,233        37.8%
                                  -----------  -------    -----------   -------    -----------  -------    -----------     -------
Gross margin                            2,291     31.5%         9,901      59.4%        13,629     44.1%        28,329        62.2%

Costs and expenses:
   Sales and marketing                  4,312     59.2%         4,475      26.8%        15,402     49.8%        12,770        28.0%
   General and administrative           2,201     30.2%         1,302       7.8%         5,742     18.6%         3,572         7.8%
   Research and development             2,009     27.6%         2,230      13.4%         6,468     20.9%         6,254        13.7%
   Write off of purchased in
    process research and
    development                                                                                                  6,367         4.8%
                                  -----------  -------    -----------   -------    -----------  -------    -----------     -------
      Total operating expenses          8,522    117.0%         8,007      48.0%        27,612     89.4%        28,963        63.6%
                                  -----------  -------    -----------   -------    -----------  -------    -----------     -------
Operating income (loss)                (6,231)   (85.6)%        1,894      11.4%       (13,983)   (45.3)%         (634)       (1.4)%


Other (expense), net                     (492)    (6.7)%         (105)     (0.6)%       (1,197)    (3.9)%         (536)       (1.2)%
                                  -----------  -------    -----------   -------    -----------  -------    -----------     -------
Income (loss) before taxes             (6,723)   (92.3)%        1,789      10.7%       (15,180)   (49.1)%       (1,170)       (2.6)%

Provision (benefit) for
   income taxes                         2,969     40.8%           644       3.9%           (76)    (0.2)%         (421)        (.9)%
                                  -----------  -------    -----------   -------    -----------  -------    -----------     -------
Net income (loss)                 $    (9,692) (133.1)%   $     1,145       6.9%   $   (15,104) (48.9)% $         (749)       (1.6)%
                                  ===========  =======    ===========   =======    ===========  =======    ===========     =======

Basic earnings (loss)
  per share:                      $     (1.52)            $      0.20              $     (2.54)             $    (0.14)
                                  ===========             ===========              ===========             ===========

Diluted earnings (loss)
  per share:                      $     (1.52)            $      0.18              $     (2.54)            $     (0.14)
                                  ===========             ===========              ===========             ===========

 Shares used in computing
   basic earnings (loss)
   per share:                       6,364,000               5,631,000                5,939,000               5,461,000
                                  ===========             ===========              ===========             ===========

 Shares used in computing
   diluted earnings (loss)
   per share:                       6,364,000               6,506,000                5,939,000               5,461,000
                                  ===========             ===========              ===========             ===========


                 See Notes to Consolidated Financial Statements

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                     NINE MONTHS ENDED
                                                                         MARCH 31,
                                                                  -----------------------
                                                                    1999           1998
                                                                  --------       --------
Cash flows from operating activities:
   Net loss                                                       $(15,104)      $   (749)
   Adjustments to reconcile net loss to net cash provided
      (used) by operating activities
 Depreciation and amortization                                       2,902          1,566
 Deferred taxes                                                        188         (2,338)
  Write-off of purchased in-process research and development                        6,367
  Write off of deferred offering costs                                 215
 Changes in:
   Receivables, net                                                  7,954         (6,008)
   Inventories, net                                                    242         (2,574)
   Prepaid royalties and licenses, net                                  29           (966)
   Other current assets                                                (99)          (318)
   Accounts payable and accrued liabilities                          5,404          3,368
   Income taxes payable                                               (313)           (22)
                                                                  --------       --------
        Net cash provided (used) by operating activities             1,418         (1,674)
                                                                  --------       --------

Cash flows from investing activities:
   Purchase of equipment                                            (1,225)          (625)
   Acquisition of software development and in-
       process technologies                                         (1,964)        (2,257)
  Purchase of  Zedcor subsidiary                                      (300)
   Other                                                              (274)           (14)
                                                                  --------       --------
        Net cash used by investing activities                       (3,763)        (2,896)
                                                                  --------       --------

Cash flows from financing activities:
   Credit line borrowings                                            2,025          8,410
   Credit line repayments                                           (2,773)        (2,410)
   Borrowings (repayments) under term loan, net                      1,378           (378)
   Capital lease and other obligations repayments                   (1,120)        (1,286)
   Proceeds from issuance of common stock                            5,616            385
                                                                  --------       --------
       Net cash provided by financing activities                     5,126          4,721
                                                                  --------       --------

Net increase in cash and cash equivalents                            2,781            151
Cash and cash equivalents at beginning of period                     2,093          1,126
                                                                  --------       --------
Cash and cash equivalents at end of the period                    $  4,874       $  1,277
                                                                  ========       ========

                 See Notes to Consolidated Financial Statements

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



SUPPLEMENTAL SCHEDULE OF NON-CASH                                NINE MONTHS ENDED
FINANCING AND INVESTING INFORMATION                                  MARCH 31,
                                                           -------------------------------
                                                               1999             1998
                                                           -------------    --------------

PURCHASE OF TECHNOLOGY AND ASSETS IN EXCHANGE FOR:
   TRADE PAYABLES                                                                    $383
   NOTES PAYABLE                                                 $4,030            $1,034
   LONG TERM DEBT                                                                    $300
   COMMON STOCK                                                  $1,336            $5,240

EQUIPMENT ACQUIRED THROUGH CAPITAL LEASE                           $984            $1,042
OBLIGATIONS

IMSI COMMON STOCK RECEIVED IN SATISFACTION OF
     RECEIVABLE                                                    $320

REPAYMENT OF ACCOUNTS PAYABLE AND ACCRUED AND
OTHER LIABILITIES WITH IMSI COMMON STOCK                         $2,207

REPAYMENT OF TERM LOANS WITH IMSI COMMON STOCK                   $1,444

                 See Notes to Consolidated Financial Statements

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

The interim consolidated financial statements have been prepared from the records of International Microcomputer Software, Inc. and subsidiaries (the "Company" or "IMSI") without audit. In the opinion of management, all adjustments (which consist only of normal recurring adjustments, other than described below) necessary to present fairly the financial position, results of operations and cash flows as of and for the periods ended March 31, 1999 and March 31, 1998, have been made. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998. The results of operations for the three and nine months ended March 31, 1999 and 1998 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

2.  REALIZATION OF ASSETS

IMSI has experienced, and expects to continue to experience, significant fluctuations in operating results due to a variety of factors. The Company experienced growth during fiscal 1998, 1997, and 1996. However, during fiscal year 1999, IMSI suffered a significant decline in revenue, and the Company reported net losses for both the three and nine months ended March 31, 1999, of $9,692,000 and $15,104,000, respectively. The consolidated financial statements have been prepared on the going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The losses discussed above, and other factors such as the Company's liquidity, raise questions concerning the Company's ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon, among other factors, its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinance existing obligations, and ultimately to attain successful operations.

3.  DEFERRED REVENUE

Revenue received from subscriptions is deferred and recognized over the life of the subscription agreement, generally 12 to 15 months. As of March 31, 1999, deferred revenue, net of accumulated amortization, totaled $1,958,000. During fiscal year 1999, $525,000 of deferred revenue was recognized. No revenue was deferred as of June 30, 1998.

4.  INVENTORIES

Inventories consist primarily of CD ROMs, diskettes, manuals, hardware, freight-in, production costs and packing supplies for the Company's software products. Inventories are valued at the lower of cost or market, on a first-in, first-out basis, and consist of:

                             March 31, 1999     June 30, 1998
                             --------------     -------------

Raw materials                  $ 2,509,000       $ 2,882,000
Finished goods                   4,791,000         4,282,000
                               -----------       -----------
                                 7,300,000         7,164,000
Reserves for obsolescence         (993,000)         (615,000)
                               -----------       -----------
                               $ 6,307,000       $ 6,549,000
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

5.  CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Costs incurred in the initial design phase of software development are expensed as incurred as research and development. Once the point of technological feasibility is reached, direct production costs are capitalized. The Company ceases capitalizing computer software costs when the product is available for general release to customers. Costs associated with acquired completed software are capitalized. Total capitalized software development costs were $8,420,000 and $5,261,000 at March 31, 1999 and June 30, 1998, respectively, less accumulated amortization of $4,917,000 and $3,160,000, respectively.

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

6.  BASIC AND DILUTED EARNINGS PER SHARE ("EPS")

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

Net income (loss) and the weighted average numbers of shares outstanding (denominator) used to calculate basic earnings per share are reconciled to the numbers of shares used in calculating diluted earnings per share as follows:


                                                Three Months Ended                      Nine Months Ended
                                                    March 31,                                 March 31,
                                       ----------------------------------         ----------------------------------
                                           1999                  1998                 1999                  1998
                                       ------------          ------------         ------------          ------------
Net income (loss)                      $ (9,692,000)         $  1,145,000         $(15,104,000)         $   (749,000)
                                       ============          ============         ============          ============
Shares used to compute basic
   EPS                                    6,364,000             5,631,000            5,939,000             5,461,000
Add effect of dilutive
securities:
   Warrants                                  30,000
   Stock options                            914,000               875,000              690,000                    --
                                       ------------          ------------         ------------          ------------
Shares used to compute diluted
   EPS                                    7,308,000             6,506,000            6,629,000             5,461,000
                                       ============          ============         ============          ============
                                            (1)                   (1)                                         (1)

(1) Not presented as results were anti-dilutive

7. AMENDED BANK LINE OF CREDIT

The Company has a line of credit agreement with Union Bank under which it can borrow the lesser of $13,500,000 or 80% of eligible accounts receivable, at Union Bank's reference rate plus 1/2 % or LIBOR plus 2%, at IMSI's option. The line of credit agreement requires IMSI to comply with certain financial covenants including maintenance of net worth and working capital requirements. Under the terms of the agreement, all assets not subject to liens of other financial institutions have been pledged as collateral against the line of credit.
The credit line expires October 31, 1999.

As a result of covenant violations, certain events of default have occurred, and are continuing, that among other things, entitle Union Bank to declare all loans and other obligations of IMSI under the line of credit to be immediately due and payable and to commence immediate enforcement and collection actions. On March 5, 1999, IMSI and Union Bank executed a forbearance agreement, whereby IMSI agreed to pay down the amount by which IMSI's obligations to Union Bank exceeded the sum permitted to be borrowed in accordance with the agreement such that the remaining over-advance did not exceed $2,250,000. IMSI accordingly paid approximately $1,773,000 of the balance outstanding on the line of credit in March 1999. Union Bank agreed to forbear taking any enforcement actions until April 5, 1999. IMSI is continuing to negotiate with Union Bank regarding new terms, and to date Union Bank has not taken any action against the Company. However, failure to negotiate an acceptable arrangement with Union Bank could have a material adverse effect on IMSI's business, operating results and financial condition.

8. RESERVE FOR REBATES, RETURNS, PRICE DISCOUNTS, AND DOUBTFUL ACCOUNTS

The Company's allowances for rebates, returns and price discounts ("price protection") were $700,000, $4,889,000, and $683,000, respectively, as of March 31, 1999. The Company's allowances for rebates, returns and price discounts were $0, $2,286,000, and $287,000, respectively, as of March 31, 1998. Allowances for rebates, returns, and price protection, are based on management's best judgment using historical experiences adjusted for current situations. The accrual of sales reserves attempts to match anticipated rebates, returns and price discounts with the recognition of the related sales revenue. The Company recognizes revenue, net of estimated returns and allowances, upon shipment of a product and only when no significant obligations remain and collectability is probable. The Company's return policy allows its distributors, subject to certain limitations, to return purchased products in exchange for new products or for credit towards future purchases as part of stock balancing programs. In addition, the Company provides price protection to its distributors when it reduces the prices of its products. End users may return products through dealers and distributors within a reasonable period from the date of purchase for a full refund, and retailers may return older versions of products for a full refund. Various distributors and resellers may have different return practices that adversely affect the number of products that are returned to the Company. Product returns often occur when the Company introduces upgrades and new versions of products or when distributors or resellers overestimate demand.

The Company reports receivables on its balance sheet net of allowances for doubtful accounts, returns, price protection and rebates. These allowances were in total, 57.8% and 23.5%, of gross receivables at March 31, 1999 and June 30, 1998, respectively. The Company's allowances for doubtful accounts were $1,199,000 and $590,000 as of March 31, 1999 and June 30, 1998, respectively.
The allowance for rebates deducted from gross receivables does not include amounts anticipated to be paid to third party vendors (see note 9). As of March 31, 1999, $139,000 was deducted from gross receivables as an allowance for rebates. As of June 30, 1998, none of the reserve for rebates was deducted from gross receivables.

9. RECLASSIFICATIONS

Sales rebates are primarily payable to third party vendors on behalf of end users. To this extent, rebates do not reduce the amounts receivable from the Company's customers when processed. In prior periods, the Company has reported all amounts accrued for rebates as a reduction (allowance) from receivables. As of March 31, 1999, the rebate accrual attributable to amounts that will be payable to third party vendors ($561,000) has been reclassified to accrued liabilities. As of June 30, 1998, all of the rebate accrual was attributable to amounts that were payable to third party vendors ($150,000). This amount has also been reclassified to accrued liabilities to conform with the current period presentation.

10. COMPREHENSIVE INCOME (LOSS)

Comprehensive income includes changes in the balance of items that are reported directly in a separate component of stockholders' equity on the consolidated balance sheets. The reconciliation of net income (loss) to comprehensive income
(loss) is as follows.

                                                   Three Months Ended                          Nine Months Ended
                                                        March 31,                                   March 31,
                                           ----------------------------------          ----------------------------------
                                                1999                  1998                  1999                  1998
                                           ------------          ------------          ------------          ------------
Net income (loss)                          $ (9,692,000)         $  1,145,000          $(15,104,000)         $   (749,000)
Other comprehensive income (loss):
  Foreign currency translation
  adjustments                                  (170,000)              (53,000)               29,000                (6,000)
                                           ------------          ------------          ------------          ------------
Total comprehensive income (loss)          $ (9,862,000)         $  1,092,000          $(15,075,000)         $   (755,000)
                                           ============          ============          ============          ============

11. ISSUANCE OF COMMON STOCK

The Company is in the process of preparing a registration statement to register the resale of certain shares of common stock that either were previously issued or may be issued in the future pursuant to exercise of previously granted warrants or other rights. These shares are the result of the following agreements that the Company entered into during fiscal year 1999.

The Exchange Agreement. In October 1998, IMSI acquired all the outstanding common stock of Zedcor, Inc. ("Zedcor"), an Internet provider of art and animations, pursuant to an Exchange Agreement. The total purchase price consisted of cash, a promissory note and 176,455 shares of common stock. The Company agreed to register those shares for resale.

Zedcor Fee Agreement. On February 25, 1999, IMSI entered into a fee agreement with Zedcor. Under the terms of the Zedcor Fee Agreement, IMSI issued 150,321 shares of common stock and will issue an additional 47,680 shares of common stock in satisfaction of a debt owed Zedcor (the principal amount of which is $1,503,000) under the terms of the Exchange Agreement described above. In May 1999, the Company entered into an agreement with Zedcor and its former shareholders pursuant to which the Company agreed, among other things, to issue approximately 47,500 shares of common stock in consideration of the release of a security interest in favor of the former Zedcor shareholders and certain other agreements by those shareholders.

The Warrant Agreement. On November 3, 1998, IMSI borrowed funds under a three-year subordinated loan facility with Silicon Valley Bank. As part of the loan facility, IMSI issued warrants, which have a five-year term, to purchase 30,000 shares of common stock with an exercise price of $7.00 per share. As part of the original loan agreement, IMSI was required to register shares by February 1, 1999. Silicon Valley Bank and IMSI agreed to extend this deadline until June 5, 1999. Additional warrants are required to be granted as follows:

    If not paid in full prior to:   Additional warrants to be issued    Exercise price per share
    -----------------------------   --------------------------------    ------------------------
            October 31, 1999                    5,000                            $7.00
            January 31, 2000                   25,000                             7.00
            April 30, 2001                     65,000                             6.00
            October 31, 2001                  125,000                             5.00

IMSI intends to register 30,000 of the shares issuable upon exercise of these warrants. If it is necessary to register the remaining shares, IMSI will do so at a later date.

Asset Purchase Agreement. On December 24, 1998, IMSI purchased certain assets of Clipartconnection.com, an Internet provider of art and animation, for a purchase price of 18,053 shares of common stock.

Garay Fee Agreement. On January 11, 1999, IMSI entered into a fee agreement with the Law Offices of Mark Garay, Inc. ("Garay") Under the terms of the Garay Fee Agreement, IMSI issued 11,112 shares of common stock in satisfaction of a $100,000 debt owed to Garay.

TLC Fee Agreement. On October 2, 1998, The Learning Company ("TLC") and IMSI entered into a software license agreement whereby TLC sold Org Plus to IMSI in exchange for current and future cash payments. In January 1999, IMSI and TLC agreed to amend the terms of the Org Plus agreement to allow IMSI to settle the $1,800,000 portion of the unpaid purchase price by the issuance of 200,000 shares of common stock. In addition, IMSI has agreed that if TLC sells any shares pursuant to the registration statement within 30 days of the effective date of the registration statement at a sale price of less than the price per share of the common stock as of

April 30, 1999, IMSI will pay TLC the difference between the price TLC receives per share and the price per share as of April 30, 1999 in cash, or at IMSI's option, by issuing additional shares based on the average share price during the thirty day protection period.

Greentree Fee Agreement. On February 18, 1999, IMSI entered into a fee agreement with Greentree to satisfy a $150,000 debt owed to Greentree under the terms of a software license agreement between IMSI and Greentree. In settlement of this debt, IMSI issued to Greentree 18,053 shares.

Capital Ventures International Agreement. On March 3, 1999, IMSI entered into a stock purchase agreement and related agreements with Capital Ventures International ("CVI"). Under the terms of the agreement, CVI paid IMSI $5,000,000 and IMSI issued 437,637 shares of its common stock. IMSI may be required to issue additional shares depending on the market price of the common stock at certain future dates. Additionally, pursuant to the CVI agreement, CVI can purchase up to $3,000,000 worth of additional shares of common stock, up to a maximum number of 375,117 shares. CVI also acquired a warrant to purchase 131,291 shares of common stock.

Homestyles Agreement. On January 11, 1999, IMSI entered into a fee agreement with Homestyles to satisfy a $90,000 debt IMSI owed Homestyles under the terms of various software license agreements between IMSI and Homestyles. In settlement of this debt, IMSI issued to Homestyles 10,000 shares of common stock.

Minnevich Agreement. On January 11, 1999, IMSI entered into a fee agreement with Minnevich to satisfy a $45,000 debt IMSI owed Minnevich under the terms of various software license agreements between IMSI and Minnevich. In settlement of this debt, IMSI issued to Minnevich 5,000 shares of common stock.

Gateway Agreement. On March 1, 1999, IMSI entered into a fee agreement with Gateway to satisfy a $72,000 debt IMSI owed Gateway under the terms of various manufacturing agreements between IMSI and Gateway. In settlement of this debt, IMSI issued to Gateway 8,000 shares of common stock.

Spatial Agreement. On March 25, 1999, IMSI entered into a fee agreement with Spatial to satisfy a $45,000 debt IMSI owed Spatial under the terms of various software license agreements between IMSI and Spatial. In settlement of this debt, IMSI issued to Spatial 5,000 shares of common stock.

StarBase Agreement. On March 26, 1999, IMSI entered into a fee agreement with StarBase to satisfy a $121,00 debt IMSI owed StarBase under the terms of various software license agreements between IMSI and StarBase. In settlement of this debt, IMSI issued to StarBase 10,750 shares of common stock.

13. LEGAL PROCEEDINGS

On March 3, 1999 RGC International Investors, LDC ("RGC") filed an action in the District Court for the Northern District of California against IMSI for alleged breach of contract and of the implied covenant of good faith and fair dealing, seeking payment by IMSI of unspecified amount of compensatory damages, specific performance, costs and fees, but exceeding the jurisdictional minimum of $75,000. RGC alleges in its complaint that IMSI was obligated to proceed with a $5,000,000 million investment transaction by RGC in IMSI. IMSI notified RGC in January 1999 that it was terminating discussions regarding an investment.

14. SUBSEQUENT EVENTS

Subsequent to March 31, 1999, the Company was in the process of implementing a company-wide restructuring in response to its fiscal year 1999 decline in revenues and net losses. In this regard, IMSI is attempting to reduce the costs associated with its retail operations, focus on its strongest product franchises, and discontinue investment in non-strategic products. The Company plans to move to a more variable cost model and reduce fixed infrastructure. Although amounts can not be quantified due to the preliminary nature of the restructuring plan, the Company expects to incur a significant restructuring charge in the current fourth fiscal quarter. This charge may include write-downs of inventories and other intangible assets relating to non-strategic products, as well as costs associated with personnel reductions and facilities closures.

On or about May 10, 1999, a motion for a default judgment motion for approximately $430,000 was filed in Jackson County, Oregon against IMSI in connection with a lawsuit filed by Commercial Printing Company, Inc. alleging non-payment of invoices. The amount of the invoices is already reflected in the Company's financial statements. IMSI and Commercial Printing Company, Inc. were in the process of negotiating a settlement of the lawsuit at the time the motion was filed. The parties are still in negotiations to settle the lawsuit. IMSI intends to respond to the motion.

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

OVERVIEW

IMSI is a developer and publisher of PC productivity software in the business applications, utilities and visual content categories. The Company's PC applications are sold to a broad variety of users, particularly small to medium sized businesses, in categories that the Company believes are under served by other major software vendors. IMSI markets its products in up to 13 languages and 60 countries. Historically, the Company has sold its products through the retail channel primarily through large wholesale distributors. Pursuant to requests of certain large software retailers, the Company has begun shipping directly to these customers as well.

IMSI's marketplace has recently experienced a higher emphasis on online and Internet-related services and content tailored for this new delivery vehicle. The Company has taken steps, at significant cost, to take advantage of opportunities created by the Internet and online networks, and it expects to continue incurring significant additional costs in connection with its Internet infrastructure. These changes include material and costly additions to the existing hardware, increases in experienced web designer personnel, acquisitions and cross licenses to drive traffic to the Company's web site(s) and a transition to an Internet sales and marketing strategy. Their can be no assurance that an Internet strategy will be successful, or that the costs and investments in this area will provide adequate, or any, results. Delivery of software using online services or the Internet will necessitate certain changes in the Company's business and operations, including addressing operational challenges, such as improving download time for pictures, images and programs, ensuring proper regulation of content quality, and developing sophisticated security for transmitting payments. The failure to adapt to and utilize such technologies and media successfully and in a timely manner could materially and adversely affect the Company's competitive position and financial results.

IMSI has experienced, and expects to continue to experience, significant fluctuations in operating results due to a variety of factors. The Company experienced growth during fiscal 1998, 1997, and 1996. However, during fiscal year 1999, IMSI suffered a significant decline in revenue and reported net losses for both the three and nine months ended March 31, 1999, of $9,692,000 and $15,104,000, respectively. This compares with net income of $1,145,000 and a net loss of $749,000 in the same periods of the previous fiscal year. See note 2 to the unaudited consolidated financial statements in regards to accounting for the realization of assets and continuation as a going concern.

RESULTS OF OPERATIONS

NET REVENUES

Net revenues for the three and nine months ended March 31, 1999 were $7,281,000 and $30,902,000 respectively, compared to $16,671,000 and $45,562,000 for the comparable periods in the previous fiscal year. Contributing to the decline in revenues was an increase in provisions for product rebates, returns, and price discounts. The Company's allowances for rebates, returns and price discounts were $700,000, $4,889,000, and $683,000, respectively, as of March 31, 1999. The
Company's allowances for rebates, returns and price discounts were $0, $2,286,000, and $287,000, respectively, as of March 31, 1998. See note 8 to the unaudited consolidated financial statements for a description of certain policies concerning revenue recognition and return policies.

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

Net revenues in absolute dollars, and as a percentage of total net revenues, for each of the Company's principal product categories were as follows for the periods indicated (in thousands, except for percentage amounts) :

                           Three Months Ended                  Nine Months Ended
                                March 31,                          March 31,
                    ----------------------------  ------------------------------
                         1999           1998         1999             1998
                    -------------  -------------  --------------  --------------
Business
applications        $4,966   68%   $ 5,983  36%   $16,063   52%    $17,113  38%
Utilities              688    9%     4,497  27%     3,635   12%     10,029  22%
Visual content       2,334   32%     3,701  22%    12,928   42%     14,000  31%
Other products         150    2%     3,320  20%     2,944   10%      5,869  13%
Reserves             (857) (12%)      (831) (5%)   (4,668) (15%)    (1,449) (3%)
                    -------------  -------------  --------------  --------------
Total               $7,281  100%   $16,671 100%   $30,902  100%    $45,562 100%
                    =============  =============  ==============  ==============

Net revenues in the business applications category for the three month period ended March 31, 1999 decreased by $1,017,000 or 17% from the comparable period of fiscal 1998. For the nine months ended March 31, 1999, net revenues in the business applications category decreased by $1,050,000 or 6%. In general, the Company experienced a broad decline in sales of many of its business application products, including TurboCad, TurboProject, HiJaak, MapLinx, MasterPublisher, Web Business Builder, Graphics Converter, Master Photo Studio and MultiMedia Fusion. Although sales of FormTool, People Scheduler, Flow, Org Chart Plus, Sales

Forecaster, and Floorplan increased during the current periods, these increases were not sufficient to offset the declines of the other products.

Net revenues in the utilities category for the three month period ended March 31, 1999 decreased by $3,809,000, or 85%, from the comparable period of fiscal 1998. For the nine months ended March 31, 1999, net revenues in the utilities category decreased $6,394,000 or 64%. Declines in product sales of WinDelete and Net Accelerator were primarily responsible for the declines in net revenues. Sales also declined for VoiceDirect and Ram Shield. Product sales of CD Copier, Update Now, and Year 2000 Now increased during the current periods.

Net revenues in the visual content category for the three month period ended March 31, 1999 decreased by $1,367,000, or 37%, from the comparable period of fiscal 1998. For the nine months ended March 31, 1999, net revenues in the visual content category decreased $1,072,000 or 8%. The decrease was primarily due to the decline in sales of the MasterClips product line. Sales of MasterPhotos also declined. Sales increased for WebArt sales and ArtToday.

Net revenues in the other products category for the three month period ended March 31, 1999 decreased by $3,170,000, or 95%, from the comparable period of fiscal 1998. For the nine months ended March 31, 1999, net revenues in the other products category decreased $2,925,000 or 50%. The decrease was primarily due to a decline in sales of Easy Language, Micro Cookbook and Family Heritage (product license to Family Heritage was sold on September 29, 1998).

Net revenues from domestic sales decreased by 49% to $5,659,000, or 78% of net revenues, for the three month period ended March 31, 1999 as compared to $11,046,000, or 66% of net revenues, for the same period in the previous fiscal year. For the nine months ended March 31, 1999, net revenues from domestic sales decreased by 24% to $21,510,000, or 70% of net revenues, as compared to $28,229,000, or 62% of net revenues, for the same period in the previous fiscal year. Net revenues from international sales were $1,622,000, or 22% of net revenues, for the three month period ended March 31, 1999, compared to $5,625,000, or 34% net revenues, for the three months ended March 31, 1998. For the nine months ended March 31, 1999, net revenues from international sales decreased by 46% to $9,392,000, or 30% of net revenues, as compared to $17,333,000, or 38% of net revenues, for the nine months ended March 31, 1998.

The Company's international net revenues in the three and nine month periods ended March 31, 1999 were generated primarily from Germany, the United Kingdom and Australia. Although the Company believes that the risks associated with transactions in foreign currencies are mitigated by diversified exposure to multiple currencies, the Company's operating results may be affected by the risks customarily associated with international operations, including a devaluation of the U.S. dollar, increases in duty rates, exchange or price controls, longer collection cycles, government regulations, political instability, and changes in international tax laws.

PRODUCT COSTS

For the three months ended March 31, 1999, product costs decreased $1,780,000 to $4,990,000 but increased as a percent of revenue from 40.6% to 68.5% when compared to the same period in the previous fiscal year. For the nine months ended March 31, 1999, product costs increased $40,000 to $17,273,000 and increased as a percent of revenue from 37.8% to 55.9% when compared to the same period in the previous fiscal year. The decline in product costs for the three months ended March 31, 1999 was caused by the larger decline in sales for the same period. The decline in sales also caused manufacturing burden and overhead to comprise a larger percentage of sales. A portion of labor and overhead included in product costs is fixed in nature and does not decrease proportionally when a decline in sales volume occurs. The increase in product costs as a percentage of revenues was also caused by increased costs related to a higher level of product returns.

During the nine months ended March 31, 1999, the Company relocated its principal warehouse facility from Richmond, California to Vacaville, California. The increase in product costs for the this period includes one-time costs associated with the inefficiencies and added expense associated with setting up the new warehouse facility. During this relocation period, the Company maintained staffs at both warehouse facilities. Other factors contributing to the increase in product costs in the three and nine months periods ended March 31, 1999 include higher per unit material and labor costs and increased amortization costs of capitalized software from acquisitions made in the fiscal year ended June 30, 1998.

The Company amortizes capitalized software development costs on a product-by-product basis. The amortization for each product is the greater of the amount computed using (a) the ratio of current gross revenues to the total of current and anticipated future gross revenues for the product or (b) 18 months or 60 months in the case of visual content products.

SALES AND MARKETING

Sales and marketing expenses for the three months ending March 31, 1999 decreased $163,000 or 3.6% to $4,312,000. Sales and marketing expenses for the nine months ending March 31, 1999 increased $2,632,000 or 20.6% to $15,402,000. As a percentage of net revenues, sales and marketing expenses for the three and nine month periods ending March 31, 1999, were 59.2% and 49.8%, respectively, as compared with 26.8% and 28.0%, respectively, for the same periods in the previous fiscal year. The increase in sales and marketing expense in the nine months ending March 31, 1999 was primarily due to the establishment of additional reserves for cooperative advertising. The decrease in expense for the three months ended March 31, 1999 and the smaller percentage increase for the three and nine months periods ending March 31, 1999, reflects cost containment efforts, including ongoing reductions in headcount, initiated by the Company in October 1998.

GENERAL AND ADMINISTRATIVE

General and administrative expenses for the three and nine month periods ending March 31, 1999 increased $899,000 or 69.0% to $2,201,000 and $2,171,000 or 60.8%
to $5,743,000, respectively, as compared to the same periods in the previous year. These increases were primarily due to increased provisions for doubtful accounts, increased amortization of acquired intangible assets, increased legal fees, and additional costs associated with issuing common stock. Also contributing to the increase for the nine months ending March 31, 1999 was the Company's write-off of deferred offering costs of $250,000 and the Company's move to its new corporate headquarters.

As a percentage of net revenues, general and administrative expenses for the three and nine month periods ending March 31, 1999, were 30.2% and 18.6%, respectively, as compared with

7.8% and 7.8%, respectively, for the previous fiscal year. In addition to the dollar amount increases in general and administrative expenses, the large increases in general and administrative expenses as a percent of net revenue were attributable to a lower net revenue base.

RESEARCH AND DEVELOPMENT

Research and development expenses for the three months ended March 31, 1999 decreased $221,000 or 9.9% to $2,009,000. For the nine month period ending March 31, 1999, research and development expenses increased $214,000 or 3.4% to $6,468,000. As a percentage of net revenues, research and development expenses for the three and nine month periods ending March 31, 1999, were 27.6% and 20.9%, respectively, as compared with 13.4% and 13.7%, respectively, for the previous fiscal year. The increase for the nine months ended March 31, 1999 can be attributed to the utilization of additional contractors and other third party development costs relating to the development and expansion of the Company's product offerings. The decrease in research and development expenses for the quarter ending March 31, 1999 reflects cost containment efforts, including ongoing reductions in headcount, initiated by the Company starting in October 1998.

OTHER EXPENSE, NET

Other expense, net, which consists of interest expense on short and long-term borrowings, as well as net gains or losses on foreign currency transactions, increased $387,000 to $492,000 for the three month period ended March 31, 1999 compared to the same period of the previous fiscal year. For the nine months ended March 31, 1999, other expense, net, increased $661,000 to $1,197,000 from the same period in the previous fiscal year. The increase in other expense, net, was primarily due to an increase in interest expense which was directly related to the Company's increased borrowings during these periods.


PROVISION FOR INCOME TAXES

The Company's effective tax rate is 36% for the three and nine month periods ended March 31, 1999 and for the three and nine month periods ended March 31, 1998. The Company adheres to Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Accordingly, during the three months ended March 31, 1999, the Company recorded a valuation allowance of $5,389,000 against deferred tax assets previously recognized of $9,639,000, resulting in a deferred tax expense of $2,969,000.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of March 31, 1999 increased by $2,781,000 to $4,874,000 from $2,093,000 at June 30, 1998. However, working capital decreased by $5,993,000 to $831,000 from $6,824,000 at June 30, 1998. The decrease in the
Company's working capital was primarily due to the losses it has suffered during the current periods. Primarily due to a net collection of receivables ($7,954,000) and increases in accounts payable and accrued and other liabilities ($5,404,000), net cash provided by operating activities for the nine months ended March 31, 1999 was $1,418,000.

For the nine months ended March 31, 1999, investing activities used total net cash of $3,763,000. The source of funds for investing activities was primarily financing activities. During the nine months ended March 31, 1999, net cash from financing activities was $5,126,000; in addition, during the nine months ended March 31, 1999, IMSI issued $4,987,000 of common stock in non-cash transactions (see note 11 to the consolidated financial statements included herein). Other non-cash transactions included purchasing assets of $5,014,000 through issuing notes payables and capital lease obligations.

The Company needs to raise significant new working capital in the near future through additional debt or equity financing to satisfy the Company's near term working capital expenditure requirements and planned transition to the internet, and to finance future operations and future acquisitions of products or companies. Any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictive convenants. The Company is pursuing and will continue to pursue various sources of additional funding including, but not limited to, debt, equity, strategic investors, and strategic relationships that may enhance the Company's ability to develop and distribute its products. No assurance can be given that additional financing will be available or that, if available, such financing will be obtainable on terms favorable to the Company. Failure to obtain required financing will have a material adverse effect on the Company's business, financial condition and results of operations.

As discussed in note 2 to the unaudited consolidated financial statements, included herein, the consolidated financial statements have been prepared on the going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The matters discussed above, among others, may indicate that the Company will be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon, among other factors, its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinance existing obligations and ultimately to attain successful operations.

Transactions with TLC. On March 13, 1998, the Company sold the rights to Family Heritage, one of the completed products acquired from Corel, to Mindscape, Inc. (which was subsequently acquired by The Learning Company ("TLC")) for a purchase price of $2,500,000 (plus $115,000 for inventories and prepaid royalties). The purchase price was split into four equal payments of $625,000, the first of which was paid upon closing, and the second payment was paid July 15, 1998. The remaining $625,000 payments were due October 15, 1998, and January 15, 1999, pursuant to the sale agreement with Mindscape. However, no separate notes payable for such amounts were issued by Mindscape. The Company recognized a net gain on such sale of $409,000 which was included in net revenues in the quarter ended March 31, 1998.

On September 29, 1998, TLC paid the Company approximately $1,700,000, representing amounts due to the Company, after discount, from the Family Heritage sale and other existing contractual agreements ($430,000). On October 2, 1998, TLC and the Company entered into a software license agreement whereby TLC sold Org Plus to the Company in exchange for $3,500,000 as follows:
$1,700,000 paid by the Company on October 2, 1998, and $450,000 due on each of January 1, 1999, April 1, 1999, July 1, 1999, and October 1, 1999. In January 1999, the Company and TLC agreed to amend the terms of the Org Plus agreement to allow the Company to settle the $1,800,000 obligation by the issuance of 200,000 shares of the Company's common stock. IMSI has agreed to register these shares for resale and agreed that if TLC sells any shares pursuant to the registration statement within 30 days of the effective date of the registration statement at a sale price of less than the price per share of the common stock as of April 30, 1999, IMSI will pay TLC the difference between the price TLC receives per share and the price per share as of April 30, 1999 in cash, or at IMSI's option, by issuing additional shares based on the average share price during the thirty day protection period.

The September 29, 1998 $1,700,000 cash receipt from the TLC and the October 2, 1998 $3,500,000 purchase of Org Plus from TLC were accounted for as one transaction; accordingly, the Company recorded the acquisition of Org Plus at a net amount of $1,800,000. No revenue was recognized by the Company as a result of these transactions.

The Company is currently in default under its credit agreements with Union Bank. See note 7 to the unaudited consolidated financial statements above for a discussion of IMSI's credit agreements with Union Bank, certain events of default thereunder, and negotiations between IMSI and the bank.

OTHER FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

For other factors that may affect future operating results, please refer to the subheading "Future Performance and Additional Risk Factors" in the Company's Annual Report on Form 10-K for the Fiscal Year Ended June 30, 1998.

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

    PRODUCTS: The Company's software products have been undergoing Year 2000 compliance testing since January 1998. Approximately 85% of the Company's currently supported products have been verified as Year 2000 compliant; the Company believes that remaining products will be verified as compliant by June 1999.

    IT SYSTEMS: The Company believes it has identified all internal data processing and networking systems that are at risk form the Year 2000 problem and is currently reviewing the manufacturer's Year 2000 Compliance statement for each system. Any systems that are determined to be non-compliant will be upgraded or replaced. Internal testing will be initiated for any mission critical systems for which the manufacturer's Year 2000 Compliance statement is not adequate to ensure the reliability of the system. The Company believes that all IT systems will be verified as Year 2000 Compliant by July 1999. In addition, no new IT systems will be implemented without first ensuring that they are Year 2000 Compliant.

    NON-IT SYSTEMS: The Company has identified a wide range of general computing and facilities systems that must be verified as Year 2000 Compliant. The majority of these systems will be upgraded or replaced as necessary during normal maintenance if they are not compliant. The manufacturer's year 2000 Compliance statements are currently under review for the remaining systems and will be upgraded or replaced if necessary. Because new systems are continually being integrated into the Company, the effort to ensure Year 2000 Compliance for these systems is an ongoing effort.

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

PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings

On March 3, 1999 RGC International Investors, LDC ("RGC") filed an action in the District Court for the Northern District of California against IMSI for alleged breach of contract and of the implied covenant of good faith and fair dealing, seeking payment by IMSI of unspecified amount of compensatory damages, specific performance, costs and fees but exceeding the jurisdictional minimum of $75,000. RGC alleges in its complaint that IMSI was obligated to proceed with a $5,000,000 million investment by RGC in IMSI. IMSI notified RGC in January 1999 that it was terminating discussions regarding an investment.

On or about May 10, 1999, a motion for a default judgment for approximately $430,000 was filed in Jackson County, Oregon against IMSI in connection with a lawsuit filed by Commercial Printing Company, Inc. alleging non-payment of invoices. The amount of the invoices is already reflected in the Company's financial statements. IMSI and Commercial Printing Company, Inc. were in the process of negotiating a settlement of the lawsuit at the time the motion was filed. The parties are still in negotiations to settle the lawsuit. IMSI intends to respond to the motion.

ITEM 2.   Changes in Securities and Use of Proceeds
Not Applicable

ITEM 3.   Defaults upon Senior Securities

IMSI has a line of credit agreement with Union Bank under which it can borrow the lesser of $13,500,000 or 80% of eligible accounts receivable, at Union Bank's reference rate plus 1/2 % or LIBOR plus 2%, at IMSI's option. The line of credit agreement requires IMSI to comply with certain financial covenants including maintenance of net worth and working capital requirements. Under the terms of the agreement, all assets not subject to liens of other financial institutions have been pledged as collateral against the line of credit. The credit line expires October 31, 1999.

As a result of covenant violations, certain events of default have occurred, and are continuing, that among other things, entitle Union Bank to declare all loans and other obligations of IMSI under the line of credit to be immediately due and payable and to commence immediate enforcement and collection actions.

On March 5, 1999, IMSI and Union Bank executed a forbearance agreement, whereby IMSI agreed to pay down the amount by which IMSI's obligations to Union Bank exceeded the sum permitted to be borrowed in accordance with the agreement such that the remaining over-advance did not exceed $2,250,000. IMSI accordingly paid approximately $1,773,000 of the balance outstanding on the line of credit in

March 1999. Union Bank agreed to forbear taking any enforcement actions until April 5, 1999. IMSI is continuing to negotiate with Union Bank regarding amendments to its credit agreements, and to date Union Bank has not taken any action against the Company. However, failure to negotiate an acceptable arrangement with Union Bank could have a material adverse effect on IMSI's business, operating results and financial condition.

ITEM 4.  Submission of Matters to a Vote of Security Holders
Not Applicable

ITEM 5.   Other Information

On May 6, 1999, the Company announced the appointment Costa John, the Company's chief financial officer, as chief executive officer. Mr. John remains the Company's chief financial officer. Martin Sacks, formerly chief executive officer and president of the Company, has resigned as CEO and president, but remains a director and was elected chairman of the Board of Directors. As part of the restructuring of the management team and the Board of Directors, Geoffrey Koblick, formerly chief operating officer and chairman, has retired from both positions, but continues to be available as an advisor to the Company. In addition, Robert Mayer, who continues as executive vice president of worldwide sales and marketing, has stepped down from the Board of Directors.

Following the filing of a Report on Form 8-K on April 26, 1999 relating to the resignation of the Company's accountants, the Company received a letter from the Securities and Exchange Commission asking why certain questions relating to the matters reported in the Form 8-K. The Company has responded to the letter and believes that the Staff's questions have been resolved.

Satisfactory resolution with the Staff of outstanding accounting issues is required before the Form S-3 registration statement that the Company is obligated to file under certain agreements with certain shareholders, see note 11 to the financial statements above, can be declared effective, and might further delay the filing of the registration statement.

On May 13, 1999, the Company issued a press release regarding its results for the three and nine month periods ending March 31, 1999 and certain related matters. The Company indicated that it planned to reduce costs associated with its retail operations in line with revenues, to focus on its strongest product franchises and discontinue investment in non-strategic products. The Company indicated that it intends to move to a more variable cost model and reduce fixed infrastructure accordingly, and that the Company expects to incur a restructuring charge in the fourth fiscal quarter. The charge may include write-downs of inventories and other intangible assets relating to non-strategic products, as well as cost associated with personnel reduction and facilities closures.

ITEM 6.  Exhibits and Reports on Form 8-K

On April 26, 1999, the Company filed a report on Form 8-K reporting on the resignation of Deloitte & Touche LLP as the Company's accountants. On May 12, 1999 the Company filed a report on Form 8-K reporting on the retention of Grant Thornton LLP as the Company's accountants.

Exhibits:  27.1     Financial Data Schedule

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 17, 1999             INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.





                               By:   /s/  COSTA  JOHN
                                     --------------------------------
                                     Costa John
                                     Chief Executive Officer &
                                     Chief Financial Officer
                                     (Principal Financial Officer)

                                 EXHIBIT INDEX

Exhibit
Number                Description
------                -----------

  27.1                Financial Data Schedule
