Form 10-K405
period 1999-06-30
INTERNATIONAL MICROCOMPUTER SOFTWARE INC /CA/
filed 1999-10-28
CIK 814929

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year ended June 30, 1999

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Exchange Act of 1934 for the Transition Period from _____ to _____

                Commission File No. 0-15949

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)

        CALIFORNIA                                        94-2862863
        (State or other jurisdiction                      (I.R.S. Employer
        of incorporation)                                 Identification No.)

        75 ROWLAND WAY, NOVATO, CALIFORNIA                      94945
        (Address of principal executive offices)              (Zip code)

        Registrant's telephone number, including area code: (415) 878-4000

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: common stock, no par value

        Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
        Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of the voting stock of the registrant by non-affiliates of the registrant as of October 20, 1999 was approximately $15,949,750.

        As of October 20, 1999, 7,024,409 Shares of Registrant's common stock, no par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

        None.

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                             FORM 10-K ANNUAL REPORT
                        FOR THE YEAR ENDED JUNE 30, 1999

                                TABLE OF CONTENTS

                                     PART I
         Item 1.      Business                                                                                            3

         Item 2.      Properties and Facilities                                                                          11

         Item 3.      Legal Proceedings                                                                                  11

         Item 4.      Submission of Matters to a Vote of Security Holders                                                12

                                     PART II

         Item 5.      Market for the Registrant's Common Equity and Related Stockholder Matters                          13

         Item 6.      Selected Financial Data                                                                            14

         Item 7.      Management's  Discussion  and  Analysis  of  Financial  Condition  and Results of
                      Operations                                                                                         15

         Item 7a.     Quantitative and Qualitative Disclosures about Market Risk                                         33

         Item 8.      Financial Statements and Supplementary Data                                                        33

         Item 9.      Changes in and Disagreements with Accountants on Accounting and
                      Financial Disclosure                                                                               33

                                    PART III

         Item 10.     Directors and Executive Officers of the Registrant                                                 35

         Item 11.     Executive Compensation                                                                             37

         Item 12.     Security Ownership of Certain Beneficial Owners and Management                                     40

         Item 13.     Certain Relationships and Related Transactions                                                     40

                                     PART IV

         Item 14.     Exhibits, Financial Statements, Schedules, and Reports on Form 8-K                                 41

         Signatures                                                                                                      70

         Exhibit Index                                                                                                   71

                                     PART I

FORWARD-LOOKING INFORMATION

This Annual Report of International Microcomputer Software, Inc ("IMSI") on Form 10-K contains certain forward-looking statements, particularly those identified with the words, "anticipates," "believes," "expects," "plans," and similar expressions. These statements reflect management's best judgement based on factors known to them at the time of such statements. Discussions containing such forward-looking statements may be found in the material set forth under "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", generally, and specifically therein under the captions "Liquidity and Capital Resources" and "Future Performance and Additional Risk Factors" as well as elsewhere in this Annual Report on Form 10-K. Actual events or results may differ materially from those discussed herein. The risk factors discussed under "Future Performance and Additional Risk Factors", among others, should be considered carefully by the reader in evaluating our prospects and future financial performance.

ITEM 1. BUSINESS

GENERAL

International Microcomputer Software, Inc. ("IMSI" ) was incorporated in California in November 1982. Our corporate headquarters are in Novato, California, with subsidiary and branch offices maintained in the United Kingdom, Germany, Australia, South Africa, France, Sweden, and Canada. We are a developer and publisher of PC productivity software in the precision design, graphic design, business applications and utilities categories targeted primarily to small to medium-sized businesses, professionals and consumers. The precision design category includes IMSI's computer assisted drawing ("CAD") products; the graphic design category includes IMSI's visual content products. IMSI sells its software in 10 languages in more than 40 countries. IMSI's best-known product families include TurboCAD and FloorPlan in the precision design category, MasterClips in the graphic design category and Org Plus and FormTool in the business applications category.

We develop and market productivity software in categories that extend the basic functionality of PCs beyond the word processing, spreadsheet, electronic mail and database applications provided by standard office productivity software suites. Our products enhance PC functionality by providing and/or expanding capabilities in areas such as precision drawing, graphics, forms automation, project management and scheduling. IMSI has sought to create product franchises by developing, licensing or acquiring products in categories where it believes it can capture market share with better technology, lower prices or a more extensive distribution network. Our PC applications have appealed to a broad variety of users, particularly professionals and small to medium-sized businesses, in categories under-served by major software vendors. IMSI is refocusing on providing community and destination web sites addressing the precision design and graphic design markets.

IMSI distributes its products worldwide, primarily through the retail channel. In addition, we sell directly to the corporate, education and government markets as well as to other consumers through strategic partners, direct mail and e-mail. Since 1998, IMSI has focused on building relationships with online resellers and distributors. We are also building an Internet based revenue stream from our visual content web sites, especially ArtToday.com, and our new precision design web sites, SolutionCity.com, Floorplan.com and Turbocad.com. Although selling our product through our traditional network of domestic and international retail distribution relationships achieved poor results in fiscal year 1999 when compared to prior years, as of June 30, 1999 these traditional distribution channels remained IMSI's primary source of revenue.

As announced on June 24, 1999, IMSI initiated a company-wide restructuring of its operations in response to its large year to date losses in fiscal year 1999. The major components of the restructuring plan were as follows:

     -   Manufacturing and warehouse outsourcing
     -   Facilities consolidation
     -   Personnel reductions
     -   Divestiture of non-core products and focus on high margin product lines

IMSI's goal is to complete its restructuring by December 31, 1999.

BACKGROUND

IMSI completed its initial public offering in July 1987, raising net proceeds of approximately $2,600,000. In August 1988, we acquired Milan Systems America, Inc. and the rights to TurboCAD. In September 1995, we acquired the rights to the FloorPlan product line from Forte/ComputerEasy International, Inc. On September 30, 1997, we acquired the rights to established products, Corel Flow, Corel Family Tree, and Lumiere, and four in-process technologies, CorelCAD, Click and Create, VisualCADD and Corel Personal Architect in the CAD, diagramming and consumer categories from Corel. In October 1998, we acquired all the outstanding stock of Zedcor, Inc., an Internet provider of art and visual content and owner of the web site, ArtToday.com.

STRATEGY

Our objective is to effectively transition from a productivity software company to a company that provides community and destination web sites addressing the precision design and graphic design markets. To achieve its objective, IMSI's strategy includes the following key elements:

Precision Design - Our precision design strategy is based on web-enabling the functionality of our FloorPlan and TurboCAD software, and enhancing these products with the scheduling capabilities of our TurboProject software. We believe these products are well positioned for the online home design and remodeling markets since they improve the user experience by making it more interactive. IMSI is evaluating strategic partnering opportunities to assist in enhancing the experience of home design and remodeling over the Internet.

Graphic Design - IMSI plans to build on its ArtToday web site to offer relevant content, community, and an affinity network for graphic design professionals. ArtToday.com, which has over 75,000 paid subscribers and one million visits per month, offers users unlimited access to more than 750,000 graphic images, web art, photos, fonts, and animations. IMSI is building a network of affinity partners and affiliates to drive traffic and build content.

Transition Out of Non-Core Products: Historically, we have followed a strategy of growth by expansion of product franchises. While that strategy has had previous success, it was not successful during fiscal 1999. IMSI is planning to sell or license its non-core products. In this way, IMSI hopes to obtain the cash resources necessary to fund its transition to the Internet as well as meet interim operating costs. Toward this end, IMSI sold its Easy Language product line for $1.7 million in August 1999. IMSI hopes to sell the rights to some or all of its non-core software product line during fiscal year 2000.

PRODUCTS

PRECISION DESIGN

Our precision design products accounted for 35%, 25% and 27% of our net revenues in fiscal 1999, 1998 and 1997, respectively. IMSI's precision design products include the following:

- TURBOCAD is a CAD software product that allows a user to create precision drawings. TurboCAD offers comprehensive functionality for the technical professional combined with ease-of-use for the novice user. TurboCAD is used by architects, engineers and contractors in small- and medium-sized businesses, as well as by workgroups within many large corporations such as Pennzoil, Dow Chemical, Bechtel, Babcock & Wilcox, Houston Lighting & Power, and Motorola. TurboCAD includes integrated 3D construction capabilities, file compatibility with other CAD software (including AutoCAD by Autodesk), and integrated raster-to-vector conversion. TurboCAD v6 Professional includes a software development kit that permits end-user and third-party developer customization of the software.

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

- FLOORPLAN 3D is a software tool for residential and commercial space layout that allows a user to view and walk through plans in three dimensions.

- STANLEY HOME DESIGN is a software tool that allows residential home remodelers to draw and preview a prospective home. The product is a combination of the software capabilities found in IMSI's FloorPlan and TurboProject products. Stanley Home Design is marketed through an alliance with The Stanley Works. Stanley Home Design was released by IMSI in the first quarter of fiscal year 2000.

GRAPHIC DESIGN.

Our visual content products include art images, photographs, video clips, animations and fonts stored in electronic form that can be used to enhance communication by making online, onscreen and printed output more visually appealing. Graphic design products accounted for 34%, 31% and 47% of our net revenues in fiscal 1999, 1998 and 1997, respectively. Our visual content products include the following:

- MASTERCLIPS PREMIUM IMAGE COLLECTION includes collections of up to 1,250,000 unique art and photographic images. MasterClips Premium Image Collection products include a browser, clip art editor and design guide.

- ARTTODAY ONLINE offers a collection of approximately 750,000 downloadable images on line at www.arttoday.com for an annual subscription fee.

- MASTERPHOTOS is a collection that includes medium to high-resolution photo images. The MasterPhotos 50,000 and MasterPhotos 25,000 collections cover categories such as animals, transportation, sports and foods and include unique historical images of many subjects, such as famous people and major events.

- MASTERPHOTOS STUDIO is a software suite that enables users to edit, enhance, manage and catalog photographs. MasterPhotos Studio supports scanners, digital cameras, Internet file formats and Adobe PhotoShop plug-in filters.

- GRAPHICS CONVERTER converts most visual content, sound, font and video files to one of over 65 file formats and allows users to organize, browse, manipulate, compress and retrieve an array of file types and formats. Users can also compress and catalog files to create custom content libraries.

BUSINESS APPLICATIONS

Our business applications products include business graphics and general office products. These products accounted for 21%, 14% and 6% of IMSI's net revenues in fiscal 1999, 1998 and 1997, respectively. IMSI's business applications products include the following:

- FLOW! enables general business users to create a wide variety of diagrams, including flowcharts, organization charts, timelines, block diagrams, geographic maps and marketing charts. Flow also includes features that allow the user to enhance the information content of diagrams. Flow users can link diagrams to databases and associate non-graphical data with shapes within a diagram.

- MASTERPUBLISHER is a desktop publishing suite that allows users to create custom, high-quality publications for both business and personal use. MasterPublisher's design and layout tools include fonts, professionally drawn images and hundreds of useful templates. Completed documents can be published on the World Wide Web.

- LUMIERE VIDEO STUDIO is a digital video editing software program that enables users to assemble excerpts from a variety of media sources, including video, audio and still images. Lumiere's easy to use drag-and-drop features enable users to create professional looking audio and video tracks for multimedia presentations, training demonstrations, advertising campaigns, movies and home viewing.

- MULTIMEDIA FUSION is an easy-to-use software application that allows users to create multimedia presentations, applications, games and screen savers. This product includes a number of powerful tools and comprehensive libraries to combine text, graphics, video, animation and audio into professional multimedia projects, without additional programming or scripting.

- HIJAAK is a professional 32-bit graphics toolkit that allows users to convert, manage and view over 85 graphics file formats including 3D and full Postscript files.

- TURBOPROJECT is a sophisticated project management tool that allows users to create and manage a project schedule, allocate resources and establish and track project budgets. TurboProject Professional allows users to divide large projects into sub-projects and distribute the sub-projects to individual managers over company networks. The sub-projects can then be reintegrated to update a master project schedule.

- FORMTOOL is a forms automation product that allows users to design and print personal forms quickly, or choose from over 400 pre-built templates. The user can then complete and electronically sign and route the form over a company Intranet to other users in the organization. Data is automatically stored in an integrated relational database. FormTool Scan & OCR includes optical character recognition and scanning features for easier form design.

- PEOPLESCHEDULER is an application designed for an organization of any size to manage and schedule hourly employees and resources. PeopleScheduler includes the ability to manage budgeting, shifts, breaks, lunches, vacations and attendance.

- MAPLINX allows users to map data and visualize geographical information from a database, including data related to customers, branch locations and personnel. MapLinx works with most contact management programs, spreadsheets and databases.

- ORG PLUS is an application designed for creating professional organization charts. Org Plus completely automates chart creation so that no drawing or manual positioning of boxes is required. Org Plus features automated sorting and drag and drop capabilities.

UTILITIES PRODUCTS. Our utilities products enable the more efficient and secure use of PCs. These products accounted for 11%, 19% and 12% of IMSI's net revenues in fiscal 1999, 1998 and 1997, respectively. Our utilities products include the following:

- NETACCELERATOR is a caching product that speeds up web surfing by pre-fetching links on a web page and then simultaneously downloading both the links' text and graphic content. This process maximizes the efficiency of the PC modem, browser and Internet connection. When a link is selected, if it has been pre-fetched, the downloaded page will appear almost immediately.

- WINDELETE uninstalls, archives, moves and transports Windows applications and manages their Internet cache to free up wasted hard drive space, prevents accidental deletions and maximizes hard drive performance. WinDelete also includes virus protection and compression features.

- UPDATENOW! is designed to enable PC users to keep their systems current, thereby enhancing overall system performance and avoiding the problems frequently encountered as a result of outdated software and device drivers. UpdateNow allows PC users to easily locate many of the most recent software updates and patches applicable to their systems and download and install them automatically via the Internet. A bundled version of UpdateNow, Year2000 Now, adds increased Y2K capabilities to the UpdateNow product.

OTHER PRODUCTS. IMSI also markets other products, including but not limited to EASY LANGUAGE (which was sold by IMSI in August 1999 for $1.7 million to Learnout and Hauspie), MICROCOOKBOOK for recipe and menu planning and the IMSI MOUSE line of input devices.

SALES AND DISTRIBUTION

We sell our products worldwide primarily to small to medium-sized businesses, professionals and consumers through the retail channel. IMSI also utilizes direct mail and e-mail in the consumer, corporate, education and government markets. In addition, IMSI sells product via the Internet.

RETAIL. In North America, IMSI sells its products primarily through a network of distributors, including Ingram Micro, Merisel, GT Interactive and Navarre, which in turn distribute IMSI's products to over 12,000 retail stores in North America, such as Staples, Office Depot, OfficeMax, PriceCostco, Sam's Club, CompUSA, Micro Center, WalMart and Best

Buy. In addition, IMSI has direct purchase agreements with major retailers such as Electronics Boutique, Hastings, MusicLand and Babbages. IMSI and its distributors also sell its products through catalog resellers and online stores. Ingram Micro represented 18.3%, 20.4% and 11.9% and Tech Data represented 9.0%, 12.7% and 10.9% of IMSI's net revenues for fiscal 1999, 1998 and 1997 respectively. No single direct-to-retail customer accounted for more than 10% of IMSI's net revenues in fiscal 1999, 1998 or 1997.

Internationally, IMSI sells its products in more than 40 countries through a network of subsidiary offices and distributors. IMSI maintains sales offices in the United Kingdom, France, Germany, Sweden, Australia, and South Africa and has distributors and republishers in several other countries. As part of its restructuring plan, IMSI is consolidating European operations in Germany. While the United Kingdom and France will still have sales offices, Sweden will be completely serviced from Germany. Internationally, IMSI sells its products through the retail, online and OEM channels. IMSI generally localizes its products for international markets by translating the documentation, software and marketing programs into up to 10 different languages, including French, Spanish, German, Italian, Japanese and Portuguese. Our international business is subject to certain risks common to international operations, such as government regulations, import restrictions, currency fluctuations and restrictions and reduced protection for IMSI's copyrights and trademarks.

IMSI's agreements with its distributors are generally nonexclusive and may be terminated by either party without cause. Our distributors may decide not to continue carrying our products due to our declining sales revenue. Our distributors are not within our control, are not obligated to purchase our products and represent other vendors' product lines, including competing products. On September 27, 1999, one of our primary distributors, Tech Data, terminated its agreement with us. Our largest retailer, CompUSA, which was served by Tech Data, continues to carry our products and is now served by an alternative distributor. We expect other retailers that were served by Tech Data to switch to alternative distributors.

Our return policy allows our distributors, subject to certain limitations, to return purchased products primarily in exchange for new products or for credit towards future purchases as part of stock balancing programs. In addition, IMSI provides price protection to its distributors when it reduces the price of its products. End users may return products through dealers and distributors within a reasonable period of time from the date of purchase for a full refund. Retailers may return older versions of products. Product returns often occur when IMSI introduces upgrades and new versions of products or competitive products are introduced into the market. Our channel sales force works with major customers to help manage appropriate inventory levels.

DIRECT MAIL. We conduct direct mail campaigns to existing customers for new products and upgrades of existing products. These mailings generally offer a specially priced specific product, as well as complementary or enhanced products for a further charge. Our database of registered users includes 700,000 customers worldwide. Direct mail sales represented approximately 11%, 11% and 13% of IMSI's net revenues in fiscal 1999, 1998 and 1997, respectively.

CORPORATE. IMSI believes that certain of its products, particularly its TurboCAD, TurboProject, Org Plus and Hijaak are well-suited for use within larger corporations. Over the past year, IMSI has sold site licenses to some large companies, including Fortune 100 companies. IMSI markets to these corporations through a combination of telemarketing, mailings and e-mailing.

ONLINE. IMSI markets its products via the Internet from its own web sites, as well as through strategic partnerships with online resellers such as America Online, Buy.com, Outpost.com, Beyond.com, Digital River, Bitsource, Releasenow.com, Netsales.com, and Egghead.com. Net revenues from this distribution channel have not been significant to date. IMSI has recently established a web site, SolutionCity.com, which offers light versions of its products free to consumers. Several thousand of its products have been downloaded from this site. Many of these customers have been converted to paying customers through e-mail campaigns.

OTHER. IMSI also sells its products worldwide through hardware and software OEMs, who republish or bundle its products for either a fixed royalty or a per copy royalty. IMSI also sells its products to educational institutions through campus resellers, bookstores and educational mail order companies. Finally, IMSI sells certain non-competitive products of other companies in its international markets. Net revenues from these distribution channels have not been significant to date.

MARKETING

Our marketing efforts include retail marketing and merchandising. These efforts are directed at strengthening IMSI's product and corporate brands, building customer loyalty, maximizing upgrade and repeat purchases and developing incremental revenue opportunities. Our retail marketing strategy typically focuses on high impact product packaging and retail promotions such as end-cap displays, special pricing and rebate coupons. In addition, IMSI actively participates in cooperative advertising programs with its reseller customers, including advertising, brochures and catalogs. IMSI also seeks to increase market share and brand recognition through public relations activities and participation in popular trade and computer shows.

CUSTOMER SUPPORT

IMSI provides professional customer support to its end-users by telephone, facsimile, and e-mail at no-charge for 90-days for all products. IMSI also offers extensive quality customer support on its web site by offering answers to frequently asked questions, providing product discussion forums and making intelligent help and search engines available. In addition, several newer products released by IMSI contain an online link to web-based support that automatically updates or patches the user's software via the web. Support representatives are extensively trained in IMSI's products; customer feedback is shared among support representatives. This feedback is also made available to quality assurance and product management in order to track product operability and enhance the development of product improvements and upgrades. Our worldwide customer support center is located in Albuquerque, New Mexico, and is supplemented with additional customer support provided internationally through IMSI's various subsidiary offices. Additional support staffs are employed directly by IMSI's various distributors.

PRODUCT DEVELOPMENT

We develop products primarily for the Microsoft Windows platform and, in some cases, for the Macintosh operating system. IMSI targets PC applications that have been under-served by major software vendors but that have immediate benefits and appeal to a broad variety of users, particularly professionals and small- and medium-sized businesses. IMSI generally creates product specifications and manages the product development and quality assurance process from its offices in Novato, California. Engineering management and certain programming is carried out from IMSI's development center in Ottawa, Canada. Most program coding and quality testing is performed using contract programmers in development centers in various locations in Russia. Contract programmers located outside the United States are generally dedicated on a full-time basis to IMSI's products. The cost of programmers in foreign countries is generally lower than programmers available in the United States. In addition, programming talent is generally more available outside the United States than in the United States, where the market for programmers is highly competitive. IMSI makes extensive use of the Internet and Internet-based development tools to facilitate programming in remote locations.

Our general policy is to own, either through internal development or acquisition, the core technology of our principal products. Where appropriate, IMSI will augment its core technology with licensed technology. IMSI possesses and is continually enhancing its core technology in vector graphics, precision design, project management technology, and project and time management processes.

As of June 30, 1999, we had 76 employees in our product and development organization, and we contracted with approximately 77 independent contractors, substantially all of which were located overseas. Our research and development expenses totaled $8.1 million, $8.6 million (excluding purchased in-process research and development expenses), and $4.6 million for fiscal 1999, 1998 and 1997, respectively.

ACQUISITION AND LICENSING

Historically, IMSI has created new product franchises in part by licensing and acquiring products in growing segments of its existing product categories where it believed it could capture market share with better technology, lower prices and its extensive distribution. We sought to acquire or license early stage products, where we could add value through our global distribution network and development resources. We target product or company acquisitions or product or technology licenses when time-to-market or cost considerations outweigh the value of developing the product in-house or where we do not have the necessary development expertise. Due to the skills, infrastructure and expense required to market software products effectively, IMSI has been frequently approached by software developers who desire that IMSI license or acquire their products. In addition, from time to time larger companies have approached us with products that they wish to divest. We may continue acquiring companies and products and licensing products and technologies to the extent that such companies, products or technologies become available and we believe that they would further enhance our product portfolio.

However, as part of our restructuring plan announced on June 24, 1999, we are in the process of reducing our gross product SKU's by approximately 75% in order to concentrate more fully on our strongest core products. IMSI plans to divest non-core products when opportunities to do so are presented. In August 1999, IMSI sold the rights to its Easy Language product for $1.7 million. IMSI hopes to sell the rights to some or all of its non-core software product line during fiscal year 2000.

Currently, IMSI licenses MasterClips E-Mail Animator, RamShield, MasterPhotos Studio, Update Now! and Web Business Builder. We have acquired the technology for TurboCAD Solid Modeler and 3D Modeler, Visual CADD, MapLinx, PeopleScheduler, Flow, FloorPlan Design Suite, Lumiere, Multimedia Fusion and HiJaak. We also license and acquire visual content from third parties, including artists, photographic agencies and visual content aggregators. Where feasible, IMSI endeavors to acquire images on a perpetual, worldwide basis and with electronic download rights. The licenses have terms ranging from one year to perpetual and are generally not exclusive. Licensing fees associated with licensed technology are generally paid by way of sales-based royalties, which are included in our product costs.

OPERATIONS

IMSI controls the purchasing, inventory and marketing associated with its products primarily from its headquarters in Novato, California. Our product development organization produces master diskettes or CD-ROMs and the documentation for each product. The duplication of such diskettes or CD-ROMs, the printing of the documentation and the packaging for the products are performed by third parties in accordance with our specifications. IMSI warehouses and ships the final products from its Vacaville, California facility, as well as from various international locations. IMSI also contracts with third parties in Europe to handle the duplication, printing, packaging and fulfillment of a number of its products intended for international distribution.

As part of its restructuring effort, in July 1999, IMSI and DisCopyLabs (DCL) finalized an agreement whereby DCL will gradually assume all of IMSI's U.S. fulfillment, warehousing, and product shipping duties. Accordingly, IMSI will be closing its warehouse facility in Vacaville. IMSI anticipates completing this transition by December 31, 1999. DCL will charge IMSI per unit fees for its services. Under this new variable cost production fulfillment model, IMSI believes it will be better able to manage and predict its product costs, especially during periods of fluctuating sales volumes.

IMSI has multiple sources of supply for substantially all product components. To date, IMSI has not experienced any material difficulties or delays in the printing, packaging or assembly of its products. During fiscal year 2000 and beyond, IMSI will become dependent on a single vendor, DCL, for the fulfillment, warehousing, and shipping of its products. To the extent that this vendor is unable to perform these functions in a cost-efficient and timely manner, and if a transition to a substitute vendor cannot be completed in a timely fashion, IMSI's business, operating results and financial condition could be adversely affected.

COMPETITION

The PC productivity software industry is highly competitive and is characterized by rapid changes in technology and customer requirements. Important factors in the market include product features and functionality, quality and performance, reliability, brand recognition, ease of understanding and operation, advertising and dealer merchandising, access to distribution channels and retail shelf space, marketing, pricing, availability and quality of support services. There has been a consolidation among competitors in the market for IMSI's products. Many of IMSI's current and potential competitors have larger technical staffs, more established and larger marketing and sales organizations, significantly greater financial resources, greater name recognition and better access to consumers than does IMSI. Our relatively small size could adversely affect our ability to compete with larger companies for sales to dealers, distributors and retail outlets, to obtain shelf space for our products in retail outlets and to acquire products from third parties, who may desire to have their products sold or published by larger entities. The rapid pace of technological change constantly creates new opportunities for existing and new competitors and can quickly render existing technologies less valuable. It also requires IMSI to enhance its existing products and to offer new products on a timely basis. IMSI has limited resources and therefore must restrict its product development efforts to a relatively small number of projects.

IMSI competes with other software companies in its efforts to acquire products or companies and to publish software developed by third parties. The competition to publish software developed by third parties is primarily on the basis of brand-name reputation, the terms offered to software developers and the ability to market new products.

Each of our major products competes with one or more products from one or more major independent software vendors. For example, TurboCAD competes with AutoCAD from Autodesk Inc. and IntelliCAD from Visio Corporation. On September 15, 1999 Microsoft, announced it would acquire Visio Corporation. FloorPlan competes with 3D Architect from Broderbund Software Inc., a subsidiary of Mattel, Home Architect from Cendant Corporation, Home Design Suite from Autodesk, Dream Home Designer from Alpha Software Corporation, Home Design 3D from Expert Software, Inc. and Punch Software's Home Design Suite. TurboProject competes with MicrosoftProject. MasterClips competes with ClickArt from Broderbund Software Inc., MegaGallery from Corel Corporation, Holy Cow! from Macmillan Digital Publishing USA and Art Explosion from Nova Development. WinDelete competes with Uninstaller from CyberMedia Inc., CleanSweep and Norton Uninstaller from Symantec Corporation. Net Accelerator competes with SurfExpress from Connectix, Speed Surfer from Kissco and Net.jet from Peak Technologies.

Our strategy has been to develop productivity and utility applications that do not compete directly with applications or features included in operating systems and applications suites offered by major software vendors such as Microsoft, Lotus Development Corp. and Corel. However, such software vendors may in the future choose to expand the scope and functionality of their products to support some or all of the features currently offered by certain of IMSI's products, which could adversely affect demand for our products. In particular, Microsoft has periodically added utility features, e.g. disk compression utilities and desk-top facing features, to its Windows operating systems that were previously only supported by third-party vendors and that materially reduced demand for third-party utility products. In addition, Microsoft's Windows 98 contains features for the automatic updating of Windows 98, including third party device drivers, and many Microsoft applications via the Internet, which could adversely impact sales of IMSI's Update Now! product. Windows 98 also contains the latest version of Microsoft's Internet Explorer, which handles the caching of Web pages more efficiently. This feature may adversely impact sales of IMSI's Net Accelerator product family.

The Internet is having a pronounced effect on the traditional retail channels through which many of our products are sold. Increasing numbers of software users are buying their software over the Internet rather than from a retail outlet. We may not be able to transition our business to the Internet quickly or effectively enough to take advantage of this change in buyer preference. In addition, our traditional distribution channel, the retail market, will likely be diminished by this change.

The software industry has limited barriers to entry, and the availability of personal computers with continuously expanding capabilities, at progressively lower prices, contributes to the ease of market entry. IMSI believes that competition in the industry will continue to intensify as a number of software companies extend their product lines into additional product categories and as additional competitors enter the market. In addition, widespread use of the Internet has reduced barriers to entry in the software market by allowing software developers to distribute their products online without relying on access to traditional distribution networks. As a result of the proliferation of competing software developers, more products are competing for limited shelf space. We cannot assure investors that our products will achieve and/or sustain market acceptance and generate significant levels of revenues in future periods or that we will have the resources required to compete successfully in the future.

The markets for IMSI's products are characterized by significant price competition, and IMSI expects it will continue to face increasing pricing pressures. In response to such competitive pressures, IMSI has reduced the price of some of its products. Product prices may continue to decline and we may not be able to respond to such declines with additional product price reductions. If we significantly reduced the prices of one or more of our products, there can be no assurance that such price reductions would result in an increase in unit sales volume. Prolonged price competition would have a material adverse effect on our operating results, including reduced profit margins and loss of market share.

Approximately 67% of IMSI's revenues were derived from sales of the TurboCAD, Floorplan and MasterClips product lines in fiscal year 1999 as compared to 53% in fiscal year 1998. Sales of TurboCAD and MasterClips significantly declined in fiscal year 1999, from $29 million to $20 million, primarily due to lower unit sales. A continued decline in TurboCAD and MasterClips sales, a decline in Floorplan sales, or a decline in the gross margin on one or more of these products could worsen IMSI's results of operations. Thus, IMSI may be more vulnerable to market declines and competition in the markets for such products than companies with more diversified sources of revenues.

PROPRIETARY RIGHTS AND LICENSES

Our ability to compete effectively depends in part on our ability to develop and maintain proprietary aspects of our technology. To protect our technology, we rely on a combination of copyrights, trademarks, trade secret laws, restrictions on disclosure and transferring title and other methods. We hold no patents, and existing copyright and trade secret laws afford only limited protection. We also generally enter into confidentiality or license agreements with our employees and consultants, and control access to and distribution of our documentation and other proprietary information.

Despite the foregoing precautions, it may be possible for a third-party to copy or otherwise obtain and use IMSI's products or technologies without authorization, or to develop similar technologies independently. IMSI does not include in its products any mechanism to prevent or inhibit unauthorized copying. Policing unauthorized use of IMSI's technology is difficult, and while IMSI is unable to determine the extent to which software piracy of its products exists, software piracy can be expected to be a persistent problem. If a significant amount of unauthorized copying of IMSI's products were to occur, IMSI's business, operating results and financial condition could be adversely affected. In addition, effective copyright, trademark and trade secret protection may be unavailable or limited in certain foreign countries, and the global nature of the Internet makes it virtually impossible to control the ultimate destination of IMSI's products. There can be no assurance that the steps taken by IMSI will prevent misappropriation or infringement of its technology. In addition, litigation may be necessary to protect IMSI's trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources that could have a material adverse effect on IMSI's business, operating results and financial condition.

As the number of software products in the industry increases and the functionality of these products further overlaps, software developers and publishers may increasingly become subject to infringement claims. From time to time, IMSI has received, and may receive in the future, notice of claims of infringement of other parties' proprietary rights. Although IMSI investigates claims and responds as it deems appropriate, there can be no assurance that infringement or invalidity claims (or claims for indemnification resulting from infringement claims) will not be asserted or prosecuted against IMSI. Irrespective of the validity or the successful assertion of such claims, IMSI would incur significant costs and diversion of resources with respect to the defense thereof, which could have a material adverse effect on IMSI's business, operating results and financial condition. If any valid claims or actions were asserted against IMSI, we might seek to obtain a license under a third party's intellectual property rights. There can be no assurance, however, that under such circumstances a license would be available on commercially reasonable terms, or at all.

IMSI provides its products to end users under non-exclusive licenses, which generally are non-transferable and have a perpetual term. IMSI makes source code available for certain products. The provision of source code may increase the likelihood of misappropriation or other misuse of IMSI's intellectual property. IMSI licenses all of its products pursuant to shrink-wrap licenses, or Internet click-wrap licenses, that are not signed by licensees and therefore may be unenforceable under the laws of certain jurisdictions.

EMPLOYEES

As of June 30, 1999, IMSI had approximately 221 employees, including 69 in sales and marketing, 76 in product development, 41 in operations and 35 in administration and finance. In addition, IMSI has about 77 Russian software developers working as contractors under a software development contract. None of IMSI's employees are represented by a labor union, and IMSI has experienced no work stoppages. As part of IMSI's restructuring plan, currently 90 employees have been, or are scheduled for termination in the following departments: sales and marketing, 22; general and administrative, 8; manufacturing, 23; and R&D,
37. Our success depends to a significant extent upon the performance of our executive officers and key technical and marketing personnel. IMSI's large year to date losses and headcount reductions may have hurt employee morale and caused employees concern about our viability. IMSI has lost, and may continue to lose, key personnel due to these events.

ITEM 2. PROPERTIES AND FACILITIES

Our principal administrative, sales and marketing, as well as certain research and development facilities are located in Novato, California, occupying approximately 36,000 square feet of office space. As part of its restructuring efforts, IMSI has subleased approximately 50% of its Novato headquarters office. IMSI also leases 58,000 square feet of warehouse space in Vacaville, California. In July 1999, IMSI and DisCopyLabs (DCL) finalized an agreement whereby DCL will gradually assume all of IMSI's fulfillment, warehousing, and product shipping duties. Accordingly, IMSI will be shutting down its warehouse facility in Vacaville. IMSI anticipates closing its warehouse facility by December 31, 1999.

In addition, IMSI leases additional facilities in Albuquerque, New Mexico; Sydney, Australia; Paris, France; Munich, Germany; Johannesburg, South Africa; Stockholm, Sweden; London, the United Kingdom; and Ottawa, Canada. As part of IMSI's plan of restructuring, warehousing and back office functions for the United Kingdom, France, Sweden and Germany will be consolidated in Germany. Facilities in the United Kingdom and France will be reduced to sales offices and all functions for Sweden will provided by the German office.

ITEM 3. LEGAL PROCEEDINGS

On April 23, 1998 IMSI began arbitration proceedings against Imageline, Inc. before the American Arbitration Association in San Francisco, California. IMSI requested that all matters within the scope of the agreements between Imageline and IMSI be resolved by arbitration, including a dispute in which Imageline sued Mindscape, Inc. for alleged copyright infringement, for which IMSI may be required to indemnify Mindscape, in whole or in part. IMSI further requested that the arbitration decide the rights and liabilities of the parties, and the validity of the copyrights under which Imageline asserted its claims against IMSI. IMSI also requested compensatory damages and attorney's fees.

On August 12, 1999 Imageline filed a counterclaim in the arbitration, alleging breach by IMSI of an agreement between the parties, including unauthorized sublicensing, and instituting arbitration proceedings without notice and opportunity to cure. Imageline requested liquidated damages, alleged to be more than $200,000, compensatory damages of at least $500,000, punitive damages, legal fees, interest and costs. IMSI cannot provide any assurance as to the outcome of the arbitration. An adverse outcome on this matter could require IMSI to pay a large amount of damages to Imageline.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fiscal year ended June 30, 1999 other than the election of nominees to IMSI's Board of Directors and approval of the amendment to IMSI's Employee Incentive Plan.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

Presently, our common stock is traded on the NASDAQ National Market under the symbol "IMSI." Historically, trading volume of our common stock has been very small. The market for the common stock has been materially less liquid than that of most other publicly traded companies. Significant sales of common stock by officers and directors or other shareholders could have an adverse effect on the market price of our common stock.

The following table sets forth the quarterly high bid and low asked prices of the common stock for fiscal 1998 and fiscal 1999, as quoted on the NASDAQ. Such prices represent prices between dealers and do not include retail mark-ups, markdowns or commissions and may not represent actual transactions.


                                                                 CLOSING SALES PRICES
                                                            ------------------------------
                                                            High Bid             Low Asked
                                                            --------             ---------
                  Fiscal Year 1998

                  First Quarter                             $ 13.63                $ 9.63
                  Second Quarter                              18.38                 13.00
                  Third Quarter                               17.13                 12.44
                  Fourth Quarter                              18.00                 14.00

                  Fiscal Year 1999

                  First Quarter                               15.13                  5.63
                  Second Quarter                              10.25                  3.63
                  Third Quarter                               14.00                  8.75
                  Fourth Quarter                              11.88                  4.79

There were approximately 1,097 holders of record of the common stock as of October 20, 1999. IMSI believes that additional beneficial owners of its common stock hold their shares in street names.

IMSI has not paid any cash dividends on its common stock and does not plan to pay any such dividends in the foreseeable future. Its Board of Directors will determine IMSI's future dividend policy on the basis of many factors, including results of operations, capital requirements and general business conditions.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Consolidated Financial Statements, including the related notes, and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

STATEMENT OF OPERATIONS DATA:

                                                     (Amounts in thousands except per share amounts)
Year ended June 30,                         1999            1998            1997           1996           1995
-------------------                     --------        --------        --------       --------       --------
                                                      RESTATED(2)
Net Revenues                            $ 37,679        $ 62,065        $ 41,839       $ 25,679       $ 20,300

Operating income (loss)                  (23,890)             86           4,367          1,801           (370)

Income (loss) before income taxes
and extraordinary item                   (25,770)           (673)          4,237          1,539           (424)

Extraordinary item (1)                    (1,398)             --              --             --             --

Net income (loss)                        (27,405)           (370)          2,597            954           (435)

Net income (loss) Per share:
   Basic                                ($  4.37)       ($  0.07)       $   0.53       $   0.20       ($  0.09)
   Diluted                              ($  4.37)       ($  0.07)       $   0.46       $   0.18       ($  0.09)

Weighted average common
Shares
  Basic                                    6,275           5,513           4,946          4,795          4,705
  Diluted                                  6,275           5,513           5,682          5,288          4,705


BALANCE SHEET DATA:

As of June 30,                              1999            1998            1997           1996           1995
--------------                          --------        --------        --------       --------       --------
                                                       RESTATED (2)
Working capital                         $ (1,227)       $  6,572        $  7,334       $  3,092       $  1,967

Total assets                              27,144          35,655          17,573         11,058          7,470

Long term debt and other
Obligations                                6,599           1,682           2,042            565            103

Stockholders' equity                    $  1,442        $ 13,411        $  7,495       $  4,522       $  3,397

(1)  Extraordinary item related to debt extinguishment.

(2)  See Note 16 to the consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESTATEMENT, AS OF AND FOR THE YEAR ENDED JUNE 30, 1998

Subsequent to the issuance of IMSI's 1998 financial statements, IMSI's management, after consultation with our current auditors, determined that we should have deferred the recognition of revenue related to three advanced royalty payments recorded in fiscal 1998 for certain technology licensing agreements. Previously, IMSI recognized revenue in the amount of these advanced payments upon execution of the licensing agreement. Upon reviewing certain licensing agreements, IMSI determined that it should have deferred the amounts of these advanced payments. The revenue related to these advance payments should have been recognized as it was earned as royalties under the terms of the agreements. As a result, the financial statements as of and for the year ended June 30, 1998 have been restated from amounts previously reported to defer recognition of $407,000 of revenue until earned as royalties in subsequent periods.

RESULTS OF OPERATIONS

NET REVENUES

Net revenues were $37.7 million, $62.1 million, and $41.8 million, in fiscal 1999, 1998, and 1997 respectively. The drop in fiscal year 1999 net revenues represented a 39.3% decrease from fiscal year 1998 net revenues, which had risen $20.2 million or 48.3 % from fiscal year 1997. Decreases in net revenues for the fiscal year 1999 were experienced in all product families. Net revenues for each of IMSI's principal product categories in absolute dollars and as a percentage of net revenues were as follows for the periods indicated (in thousands except for percentage amounts):

                                                                     YEAR ENDED JUNE 30,
                                 --------------------------------------------------------------------------------------------
                                                    1999                                  1998                     1997
                                 ------------------------------------------          ----------------         ---------------
                                                             CHANGE FROM
                                                            PREVIOUS YEAR              As restated
                                                         ------------------
                                    $          %             $          %               $         %              $        %
                                 -------     ----        --------     -----          -------     ----         -------    ----
Precision design                 $13,168      35%         ($2,490)     -16%          $15,658      25%         $11,302     27%
Graphic design                    12,928      34%          (5,983)     -32%           18,911      31%          19,461     47%
Business applications              8,013      21%            (968)     -11%            8,981      14%           2,558      6%
Utilities                          3,921      11%          (7,838)    - 67%           11,759      19%           4,816     12%
Other products                     2,511       7%          (5,649)    - 69%            8,160      13%           4,656     10%
Increase in sales reserves        (2,862)     -8%          (1,458)    -104%           (1,404)     -2%            (954)    -2%
                                 -------     ----        --------     -----          -------     ----         -------    ----
Total net revenues               $37,679     100%        ($24,386)     -39%          $62,065     100%         $41,839    100%
                                 =======     ====        ========     =====          =======     ====         =======    ====

Net revenues from sales of products in the precision design category fell by $2.5 million or 16%, after increasing in fiscal year 1998 by $4.4 million or 39% from fiscal year 1997. Sales revenue from IMSI's flagship product, TurboCAD, declined by 34% in fiscal year 1999. The percentage decline of TurboCAD sales was greater in the international market than the North American market. Sales of FloorPlan increased by approximately 44% during fiscal year 1999 compared to fiscal 1998.

Net revenues from sales of products in the graphic design category fell by $6 million or 32% from fiscal year 1998 net revenues. Sales revenue from the most significant revenue producing product line within this category, MasterClips, decreased by approximately 30% in fiscal year 1999. The decline in MasterClips sales was primarily due to a significant increase in competitive product offerings and discount pricing in the visual content market. Revenues from IMSI's wholly owned subsidiary, Zedcor, Inc., owner of the ArtToday.com and other visual content web sites, are included in this category. Because Zedcor's revenues are based on subscriptions, these amounts are initially deferred and then amortized over the subscription, generally over 12 to 15 months. As of June 30, 1999, approximately $1,758,000 of revenue related to ArtToday.com and IMSI's other visual content web sites remained deferred.

During fiscal year 1999, we offered hybrid products which included both a MasterClips product and a subscription to ArtToday.com. These hybrid products were not well received by consumers and contributed to the decline in MasterClips sales.

Net revenues from sales of products in the business application category fell by $1.0 million or 11% from fiscal year 1998 after increasing $6.4 million or 251% from fiscal year 1997. Sales of TurboProject, FormTool, HiJaak, MapLinx, People Scheduler and Web Business Builder, all declined in fiscal year 1999. Sales of Flow, Lumiere, and MultiMedia Fusion, which were introduced in the second half of fiscal year 1998, increased in fiscal year 1999. Sales of Org Plus and Sales Forecaster, which were introduced in fiscal year 1999, added to fiscal year 1999 revenues. Declines in business application revenues reflect the general decline in our overall product sales.

Net revenues from sales of products in the utilities category fell by $7.8 million or 67% from fiscal year 1998 after increasing $6.9 million or 144% from fiscal year 1997. The decrease in net revenues during fiscal 1999 was primarily due to lower unit sales of WinDelete, NetAccelerator, and Voice Direct. The decline in revenue was primarily due to the utility market undergoing increased competition, heavy price discounting and rebating. Certain of IMSI's single product utility offerings were unable to compete against popular utility suite products offered by larger and better-known companies such as Network Associates (McAfee) and Symantec. Due to the sales revenue from UpdateNow and Year2000 Now being based on subscriptions, these revenue amounts are initially deferred and then amortized over the subscription, generally over 15 months. As of June 30, 1999, $1,053,000 of UpdateNow and Year2000 Now revenue remained deferred.

In the first half of fiscal 1999, market conditions deteriorated for IMSI's products in the visual content and utilities categories. In June 1998, The Learning Company purchased Broderbund, the publisher of Click Art, a product competitive to IMSI's MasterClips product. In subsequent months, Broderbund and Corel aggressively reduced prices and offered rebates to increase their sales and market share. IMSI responded in some instances with matching discounts and rebates, but nevertheless experienced a significant decline in sales due to these competitive pressures.

In September 1998, Network Associates purchased Cybermedia, developer of uninstaller, a competitor to IMSI's WinDelete product. In October 1998, Symantec purchased Quarterdeck, the developer of Cleansweep, a product that is also a competitor to IMSI's Windelete product. Symantec and Network Associates are two of the largest and most formidable competitors in the PC productivity software market. In both instances Symantec and Network Associates relaunched these products with aggressive marketing campaigns, and in product bundles with their other products. The affect of these actions was increased competition and a reduction in sales of Windelete, an IMSI utilities product.

In the first half of fiscal 1999, IMSI also experienced significant competition in the voice recognition category. Dragon Systems, IBM, Learnout & Haspie and Philips all introduced new products and reduced prices during this period, resulting in significant declines in sales of VoiceDirect, IMSI's voice recognition product.

The foregoing events, unprecedented intense pricing pressure, aggressive competitive market campaigns by larger and more well-known competitors, and IMSI's inability to support proactive marketing programs due to cash flow concerns caused a general decline in sales and significant product returns to IMSI from our distributors.

Approximately 54%, 49% and 68% of IMSI's net revenues in fiscal 1999, 1998 and fiscal 1997, respectively, were comprised of net revenues derived from IMSI's two most popular product families, TurboCAD and MasterClips. Significant decreases in sales revenues occurred in IMSI's two most popular products, TurboCAD and MasterClips, which are the leading products in IMSI's precision design and graphic categories, respectively. Extended engineering delays in localizing TurboCAD for foreign markets hurt overseas sales.

Product upgrades, and their introduction dates, in fiscal year 1999 were:

         -    WinDelete v5 - October 31, 1998

         -    TurboProject v3 - December 30, 1998

         -    TurboCAD v6 - February 28, 1999

         -    MasterClips 375,000 - March 30, 1999

         -    MasterClips 1,250,000 - March 30, 1999

FormTool Scan and OCR was released on June 30, 1998, before the first quarter of fiscal year 1999. Product returns often increase when IMSI introduces upgrades and new versions of products. New version releases may result in an increase in return reserves. New product introductions by competitors also increase returns. As of June 30, 1999, management considered likely product upgrades and factored in an appropriate increase in the return reserve for such products accordingly.

Net revenues from international sales decreased 32.7% to $12.4 million in fiscal 1999 from $18.5 million in fiscal 1998, while net revenues from domestic sales decreased 42.1% to $25.2 million in fiscal 1999 from $43.6 million in fiscal 1998. As a result, net revenues from international sales increased as a percentage of IMSI's net revenues to 33% in fiscal 1999 from 30% in fiscal 1998. These absolute dollar decreases in net revenues from international sales were primarily the result of decreased sales through existing distribution channels. Our revenues from international sales in each of the periods were generated primarily from Germany, the United Kingdom and Australia. Although IMSI believes that the risks associated with transactions in foreign currencies are mitigated by diversified exposure to multiple currencies, IMSI's operating results may be affected by the risks customarily associated with international operations, including a devaluation of the U.S. dollar, increases in duty rates, exchange or price controls, longer collection cycles, government regulations, political instability and changes in international tax laws.

RESERVE FOR RETURNS, PRICE DISCOUNTS AND REBATES

IMSI recognizes revenue net of estimated returns and allowances for returns, price discounts and rebates, upon shipment of a product and only when no significant obligations remain and collectability is probable. Our return policy generally allows our distributors, subject to certain limitations, to return purchased products primarily in exchange for new products or for credit towards future purchases as part of stock balancing programs. Under certain circumstances, such as terminations, distributors could receive a cash refund if returns exceed amounts owed. In addition, foreign distributors can return product for payment if return amounts exceed amounts owed.

In December 1998, IMSI's primary distributor in Germany exited the software distribution business. We paid $248,000 on May 27, 1999 to the German distributor for resaleable product returned on termination, as that distributor had a right to return resaleable product on termination for a refund. In March 1999, IMSI decided to terminate its relationship with its primary distributor in Australia and sell directly to retail outlets. We paid $189,000 in June 1999 to the Australian distributor for resaleable product returned by the distributor that the distributor paid IMSI for previously. The distributor also had a right to return resaleable product on termination for a refund. In summary, during fiscal 1999, we paid a total of $437,000 to repay these foreign distributors for return of resaleable product in excess of amounts owed to IMSI. At the present time, no other foreign distributors have terminated and therefore IMSI has no current liability to any foreign or other distributor for resaleable products returned on termination.

In addition, IMSI provides price protection to its distributors when it reduces the prices of its products. End users may return products through dealers and distributors within a reasonable period from the date of purchase for a full refund, and retailers may return older versions of products for a full refund.

Our allowances for returns, price protection and rebates are based upon our best judgment and estimates at the time of preparing the financial statements. Reserves for returns, price discounts and rebates are estimated using historical averages and a consideration of open return requests. Due to return activity that did not appear fully consistent with historical estimates, beginning with the quarter ended December 31, 1998, we supplemented the process by which we establish our U.S. reserve estimates with a consideration of channel inventories, recent product sell-through activity and market conditions.

Information available in regards to channel inventory and sell through activity is limited. This information, generated by third parties from whom IMSI purchases the data, does not cover all of our customers and is unaudited. Accordingly, management is required to exercise judgement in estimating future returns, price discounts and rebates. These reserves in total were 50%, 20%, and 19% of gross receivables at June 30, 1999, 1998 and 1997, respectively.

In establishing returns reserves at June 30, 1999, we obtained information about inventory levels at our primary distributors and retailers. We compared these inventory levels to our estimates of future sell-through based on information obtain from PC Data. Based on this information, and our historical experience, we established the amount of returns reserves.

Reserves are subjective estimates of future activity, that are subject to certain risks and uncertainties, which could cause actual results to differ materially from estimates.

The following table details our allowances for rebates, sales returns and price discounts for the periods presented (in thousands):

                                Rebates          Returns         Discount          Total
                               --------         --------         --------         --------
Reserve balance 6/30/96        $     --         $  1,049         $    101         $  1,150
Additions to reserve                 --            4,681            1,899            6,580
Charges                              --           (4,141)          (1,454)          (5,595)
                               --------         --------         --------         --------
Reserve balance 6/30/97              --            1,589              546            2,135
Additions to reserve                 --            9,355            2,050           11,405
Charges                              --           (7,946)          (2,313)         (10,259)
                               --------         --------         --------         --------
Reserve balance 6/30/98              --            2,998              283            3,281
Additions to reserve              2,474           17,714            6,146           26,334
Charges                          (2,376)         (15,463)          (5,610)         (23,449)
                               --------         --------         --------         --------
Reserve balance 6/30/99        $     98         $  5,249         $    819         $  6,166
                               ========         ========         ========         ========

During fiscal year 1999, we received about $4.3 million of product returns from fiscal year 1998 sales. As of June 30, 1998, we reserved approximately $3.0 million for returns. Accordingly, of the $17.7 million of additions to the return reserves recorded in fiscal year 1999, $16.4 million of the additions related to fiscal year 1999 sales.

PRODUCT COSTS

Our product costs include the costs of diskette and CD-ROM duplication, printing of manuals, packaging and fulfillment, freight-in, license fees, royalties that IMSI pays to third parties based on sales of published software and amortization of capitalized software acquisition and development costs. Costs associated with the return of products, such as refurbishment and the write down in value of returned goods are also included in Product Costs. A change in retail market conditions caused a significant increase in fiscal year 1999 returns. Product costs represented 67%, 38%, and 40% of net revenues in fiscal 1999, 1998 and fiscal 1997, respectively.

As part of our restructuring plan, during the fourth quarter of fiscal year 1999, we reduced the carrying value of our non-core product inventory by $2.1 million. This charge is included in product costs for fiscal year 1999.

IMSI amortizes capitalized software development costs on a product-by-product basis. The amortization recorded for each product is the greater of the amount computed using (a) the ratio of current gross revenues to the total of current and anticipated future gross revenues for the product or (b) the economic life of such product. Aggregate amortization of such costs was $2,429,000, $1,196,000, and $224,000 in fiscal 1999, 1998 and fiscal 1997, respectively. The increase in product costs as a percentage of net revenues in fiscal year 1999 was primarily attributable to a lower sales volume over which to spread fixed manufacturing burden and overhead costs, costs associated with high product returns, increased purchase discounts offered to customers and increased end-user rebates.

SALES AND MARKETING EXPENSES

Our sales and marketing expenses consist primarily of salaries and benefits for sales and marketing personnel, commissions, advertising, printing and direct mail expenses. Sales and marketing expenses decreased 1% to $18.4 million in fiscal 1999 from $18.6 million in fiscal 1998, which represented an increase of 55% from $12.0 million in fiscal 1997. Cost reduction efforts associated with IMSI's restructuring plan did not significantly reduce sales and marketing expenses in fiscal year 1999 due to these measures being initiated late in the year. The slight decrease in sales and marketing expenses during fiscal year 1999 was due to lower headcount that was offset by additional cooperative advertising. The increase in 1998 was primarily due to increased headcount, additional cooperative advertising and increased commissions to support a higher level of sales. IMSI had 69, 141 and 76 sales and marketing personnel at June 30, 1999, 1998 and 1997, respectively. Sales and marketing expenses represented 49%, 30%, and 29% of net revenues in fiscal 1999, 1998 and fiscal 1997, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES

Our general and administrative expenses consist primarily of salaries and benefits for employees in the legal, finance, accounting, human resources, information systems and operations departments and fees to IMSI's professional advisors.

General and administrative expenses increased 63% to $8.2 million in fiscal
1999 from $5.0 million in fiscal 1998, which represented a 25% increase from $4.0 million in fiscal 1997. At the beginning of fiscal 1999 IMSI was in a growth pattern, increasing general and administrative expenses, when market conditions deteriorated for its products. IMSI had 35, 56 and 45 administrative personnel at June 30, 1999, 1998 and 1997, respectively. The decrease in fiscal year 1999 headcount is related to IMSI's downsizing. During fiscal year 1999, IMSI had significant increases in accounting, legal and consulting fees paid to outside third parties, particularly in connection with litigation, which caused a significant increase in administrative expenses. The increases during fiscal 1998 from 1997 were primarily due to continued infrastructure improvements and headcount additions, primarily in the areas of information systems, human resources, accounting and operations. General and administrative expenses represented 22%, 8% and 10% of net revenues in fiscal 1999, 1998 and fiscal 1997, respectively. Although the sharp increase in these percentages from fiscal 1998 to fiscal 1999 was partly due to the increase in general and administrative expenses in absolute dollars, it is primarily attributable to the steep decline in fiscal 1999 revenues.

RESEARCH AND DEVELOPMENT EXPENSES

Our research and development expenses consist primarily of salaries and benefits for research and development employees and payments to independent contractors. Research and development expenses decreased 6% to $8.1 million in fiscal 1999 from $8.6 million in fiscal 1998, which represented an 89% increase from $4.6 million in fiscal 1997. The fiscal year 1998 increases were due to domestic headcount increases, utilization of additional software development contractors outside of the United States and growth in other third-party development costs relating to development and expansion of IMSI's product offerings. IMSI had 76, 115 and 80 research and development employees at June 30, 1999, 1998 and 1997, respectively. In addition, IMSI used significant numbers of independent research and development contractors outside of the United States. The additional contractors hired were engaged primarily in enhancing and modifying products and in-process technologies that IMSI had acquired from third parties and, to a lesser extent, in developing new products. For fiscal 1999, 1998 and fiscal 1997, IMSI capitalized software acquisition and development costs of $3.2 million, $3.2 million, and $44,000, respectively. Research and development expenses represented 21%, 14% and 11% of net revenues in fiscal 1999, 1998 and 1997, respectively. The increase in this percentage during fiscal year 1999 was attributable to the relative steep decline in fiscal 1999 revenues.

RESTRUCTURING CHARGE

In response to its large losses in fiscal year 1999, after approval by IMSI's Board of Directors, a plan of restructuring was announced on June 24, 1999, and IMSI initiated a company-wide restructuring of its operations. The four major components of the restructuring plan were manufacturing and warehouse outsourcing, facilities consolidation, personnel reductions, and divestiture of non-core products to focus on high margin product lines.

All appropriate costs associated with implementing the restructuring plan, whether paid in fiscal year 1999 or beyond, are recognized as a cost or expense on IMSI's fiscal year end June 30, 1999 income statement. Some of the restructuring costs or expenses represent a write-off of existing assets. Costs or expenses related to the restructuring that are not from write-offs of existing assets or were not paid by June 30, 1999, $1,440,000 in total, are accrued and recognized as a liability, within accrued and other liabilities, on IMSI's June 30, 1999 balance sheet.

Restructuring costs that would have been reported as operating expenses in the normal course of business are reported in the fiscal year end June 30, 1999 income statement under restructuring charge. Other restructuring costs that would have been recognized through cost of sales in the normal course of business (inventory, royalties, license fees, capitalized software) are included in the income statement as a component of product costs. The following table details the classification of cash and non-cash amounts.

                               Cash            Non-Cash            Total
                            ----------        ----------        ----------
Restructuring Charge        $1,045,000        $  463,000        $1,508,000
Product Costs                  656,000         2,616,000         3,272,000
                            ----------        ----------        ----------
                            $1,701,000        $3,079,000        $4,780,000
                            ==========        ==========        ==========

Non-cash restructuring charges relate to the write off or write down of fixed assets, inventory, license fees, goodwill, prepaid royalties and capitalized software. See Note 2 of the June 30, 1999 consolidated financial statements.

WRITE OFF OF PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

In the fiscal year ended June 30, 1998, IMSI expensed $6.4 million of purchased in-process research and development resulting from the acquisitions from Quarterdeck, Computer Concepts, MediaPaq and Corel. No such charges were incurred in connection with the acquisitions made in 1999. See Note 3 to the June 30, 1999 consolidated financial statements.

INTEREST AND OTHER EXPENSE, NET

Our interest and other expenses, net are comprised of interest expense, amortization of the fair value of warrants issued in connection with debt, and foreign currency transaction gains and losses. Other expense, net was $1,880,000, $759,000 and $130,000 in fiscal 1999, fiscal 1998 and fiscal 1997, respectively. Interest expense, net was $1,650,000 million, $603,000 and $164,000 in fiscal 1999, 1998 and fiscal 1997, respectively. The increase in interest expense is consistent with IMSI's increases in long term borrowings. Foreign currency transaction loss was $235,000 in fiscal 1999 and $153,000 in fiscal 1998. There was a foreign currency gain of $34,000 in fiscal 1997. IMSI does not attempt to hedge its foreign currency positions.

PROVISION (BENEFIT) FOR INCOME TAXES

Our effective tax rate was 0.1 %, (45.0 %), and 38.7% in fiscal 1999, fiscal 1998 and fiscal 1997, respectively. We recorded a valuation allowance of $11,126,000 in fiscal year 1999 due to the uncertainty of realizing deferred tax assets, which reduced the effective rate in 1999. See Note 11 to the consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Our operating activities used net cash of $2.7 million, $1.6 million and $400,000, respectively in fiscal 1999, 1998, and 1997. Excluding the changes in operating assets and liabilities, operating activities in fiscal year 1999 used $16.2 million in cash, due to IMSI's large operating losses. Large reductions in accounts receivable and inventories and an increase in accrued and other liabilities minimized the use of cash caused by IMSI's large net loss. In fiscal year 1998, net cash used by operating activities resulted primarily from a $5.4 million increase in receivables, a $3.1 million increase in inventories and a $3.3 million increase in prepaid royalties and licenses, which were not entirely offset by IMSI's net income before depreciation and amortization of $4.1 million. In fiscal 1997, net cash used by operating activities resulted primarily from increases in receivables of $3.4 million, inventories of $934,000 and prepaid royalties and licenses of $1.8 million, offset in part by IMSI's income before depreciation and amortization of $2.1 million and increases in trade accounts payable of $1.4 million and smaller increases in other payables.

Our investing activities used net cash of $5.7 million, $3.9 million and $367,000 in fiscal 1999, 1998 and fiscal 1997, respectively. In fiscal 1999, net cash used by investing activities resulted primarily from the purchase of $1.2 million of equipment, the acquisition of $2.2 million of software development costs and $2.4 million of goodwill, trademark and brand. These amounts are primarily associated with the Zedcor, Inc. acquisition and the Org Plus acquisition (See Note 3 to the June 30, 1999 consolidated financial statements). In fiscal year 1998, net cash used by investing activities resulted primarily from the addition of $2.7 million to capitalized software acquisition and development costs and $1.0 million of equipment purchases. In fiscal 1997, net cash used by investing activities resulted primarily from $323,000 of equipment purchases.

Net cash provided by financing activities was $10.1 million, $6.6 million and $1.6 million in fiscal 1999, 1998 and fiscal 1997, respectively. In fiscal 1999, net cash provided by financing activities resulted primarily from term loan borrowings of $7.5 million and the issuance of $6.2 million of common stock (See
Note 7 to the June 30, 1999 consolidated financial statements). This inflow of cash was partially offset by a net repayment of $2.5 million on IMSI's credit line from Union Bank of California (See Note 4 to the June 30, 1999 consolidated financial statements). On November 3, 1998, IMSI borrowed $2.5 million under a three-year subordinated loan facility with Silicon Valley Bank (See Note 5 to the June 30, 1999 financial statements). On May 26, 1999, IMSI issued to BayStar Capital, LP a three-year $5 million principal amount 9% subordinated convertible note (see Note 6 to the June 30, 1999 consolidated financial statements).

In fiscal 1998, net cash provided by financing activities resulted primarily from $16.4 million of borrowings under IMSI's credit line, offset in part by $10.3 million of repayments under capital leases, term loans and other obligations, and $526,000 from the issuance of common stock. In fiscal 1997, net cash provided by financing activities resulted primarily from $1.5 million of net borrowings under a term loan and $481,000 from sales of common stock, offset in part by $373,000 of capital lease and other obligations repayments.

On March 3, 1999, IMSI entered into a stock purchase agreement and related agreements with Capital Ventures International ("CVI"). Under the terms of the agreement, CVI paid IMSI $5 million and IMSI issued 437,637 shares of its common stock. IMSI may be required to issue additional shares depending on the market price of the common stock at certain future dates. Additionally, pursuant to the CVI agreement, CVI can purchase up to $3 million worth of additional shares of common stock, up to a maximum number of 375,117 shares. CVI also acquired a warrant to purchase 131,291 shares of common stock, at an initial exercise price of $14.8525 per share. See Note 7 to the consolidated financial statements, "Issuance of Common Stock".

On May 4, 1998 IMSI entered into a line of credit agreement with Union Bank under which it could borrow the lesser of $13,500,000 or 80% of eligible accounts receivable, at Union Bank's reference rate plus _ % or LIBOR plus 2 %, at IMSI's option. We borrowed up to approximately $10.0 million under the line of credit agreement . Union Bank also provided a $1.5 million term loan at the same interest rate. The line of credit was to expire on October 31, 1999 and the repayment of the term loan was due by the same date.

Due to our defaults under the agreements, the line of credit was changed to a non-revolving, reducing loan with no further borrowings available. The interest rate is now at Union Bank's reference rate plus 3%. Under the terms of the agreements, all assets not subject to liens of other financial institutions were pledged as collateral against the loans. The amended loan agreements still require us to comply with certain financial covenants including maintenance of net worth and working capital requirements. We are in default of many of these covenants.

We made payments to Union Bank that decreased the amount owed to $6,150,000 as of June 30, 1999. Union Bank can declare all loans, and the obligations under the agreements, to be immediately due and payable and can commence immediate enforcement and collection actions.

The loans provided that they were due on September 30, 1999. As of September 30, 1999, we had reduced the debt owed to Union Bank to about $4.8 million. We anticipate that we will be able to repay the remaining amount owed with proceeds we expect to generate from the sale of non-core product lines. Given our intent to repay Union Bank with such proceeds, IMSI is in the process of negotiating a 60-day forbearance from September 30, 1999 to cure its defaults. Enforcement and collection actions by Union Bank could have a material adverse effect on IMSI's business, operating results and financial condition.

On May 26, 1999 we announced a private placement transaction with BayStar Capital, L.P. We issued a three year $5 million principal amount 9% Senior Subordinated Convertible Note, and a warrant to acquire 250,000 shares of our common stock, to BayStar. The note is convertible into shares of common stock at an initial conversion price of $7.5946 per share.

The conversion price is subject to adjustment, including adjustment to a reset conversion price on May 24, 2000, which may be as low as $4.6228 per share, or lower if defined events occur. The conversion price will be readjusted in the event that we sell stock, or grant rights to purchase stock, at a price lower than the then existing conversion price. These conditions are designed to prevent dilution of the conversion feature of the convertible note and dilution of the exercise price of the warrant. See Note 6 to the consolidated financial statements, "Convertible Subordinated Debt."

Although our cash and cash equivalents increased $1.6 million to $3.7 million at June 30, 1999 from $2.1 million at June 30, 1998, working capital declined from $6.6 million at June 30, 1998 to a negative $1.2 million at June 30, 1999. The sharp decline in working capital is partially due to the accumulation of $3.2 million in deferred revenue as of June 30, 1999. Excluding deferred revenue, working capital declined $5.0 million to $2.0 million. IMSI believes that its existing cash and cash equivalents will be insufficient to satisfy IMSI's working capital and capital expenditure requirements over the next 12 months.

The financial statements have been prepared on a basis that contemplates IMSI's continuation as a going concern and the realization of our assets and liquidation of our liabilities in the ordinary course of business. We have an accumulated deficit of $26,402,000 at June 30, 1999, and negative cash flows from operations of $2,741,000 in fiscal 1999. IMSI is also in default of various loan covenants. These matters, among others, raise substantial doubt about our ability to remain a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty. IMSI's continued existence is dependent on its ability to obtain additional financing sufficient to allow it to meet its obligations as they become due and to achieve profitable operations. See Note 1 to the consolidated financial statements, "Basis of Presentation and Realization of Assets."

IMSI will require additional working capital to meet its ongoing operating expenses, to execute its planned transition to the Internet, to develop new products, and to conduct other activities. Historically, IMSI has financed its working capital and capital expenditure requirements primarily from retained earnings, short-term and long-term bank borrowings, capitalized leases and sales of common stock. During fiscal year 1999, IMSI relied primarily on the issuance of long-term debt and the issuance of common stock. In fiscal year 1999, short term net credit line borrowings decreased $2.5 million while borrowings under term loans, primarily long term, increased $7.5 million. Common stock increased by $15.2 million, of which $6.2 million was issued for cash. A portion of the stock issued in fiscal year 1999 was used to retire debt and other liabilities. The large accumulated losses of IMSI and the relative small amount of shareholder's equity remaining as of June 30, 1999 will make it difficult for IMSI to obtain new debt financing or to obtain equity financing at attractive prices.

To a large extent, IMSI plans to meet its working capital needs in the coming fiscal year through sales or license of the rights to its non-core products. As part of its restructuring strategy, IMSI plans to reduce the number of its product categories by approximately 75% through sales of its non-core product lines. To this end, IMSI sold the rights to the EZ Language product for $1.7 million in August 1999. Moreover, IMSI has engaged in, and expects to engage in, discussions with third parties concerning sale or license of a material part of its remaining non-core product lines. The sale of the rights to these products is consistent with our strategy of focusing on our core products while transitioning to the Internet. This strategy also includes reducing our costs through manufacturing and warehouse outsourcing, facilities consolidation, and personnel reductions.

As of June 30, 1999, we had $3.7 million of cash and cash equivalents. To date, IMSI has received $1.3 million in tax refunds in the first quarter of fiscal year 2000 and $2.1 million in the second quarter of fiscal year 2000. We anticipate that we will receive an additional $300,000 in income tax refunds in fiscal year 2000. IMSI believes that the cash derived from the sale or license of non-core product lines and its tax refunds will improve its working capital position significantly. If our restructuring efforts succeed in improving our financial performance, management believes it will be able to obtain the additional financing our working capital needs require. There can be no assurance that we will be successful in our efforts.

Our forecast period of time through which our financial resources will be adequate to support our working capital and capital expenditure requirements is a forward-looking statement that involves risks and uncertainties, and actual results could vary. The factors described in "Risk Factors" will affect our future capital requirements and the adequacy of our available funds. No assurance can be given that needed financing will be available on terms attractive to us, or at all. Furthermore, any additional equity financing, if available, may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. If IMSI fails to raise capital when needed, then lack of capital will have a material adverse effect on IMSI's business, operating results, financial condition and ability to continue as a going concern.

Although IMSI had no material commitments for capital expenditures, as of June 30, 1999 it has long term debt obligations of $6.6 million, as well as obligations totaling $1.8 million and $6.0 million due over the next five years under capital and operating leases, respectively.

IMSI's international revenues are generally denominated in foreign currencies of IMSI's subsidiaries. Consequently, a decrease in the value of a relevant foreign currency in relation to the U.S. dollar can adversely affect IMSI's net revenues. Further, a decrease in the value of a relevant foreign currency in relation to the U.S. dollar occurring after sale and before receipt of payment by IMSI would have an adverse effect on IMSI's results of operations. IMSI had a $235,000 loss, a $153,000 loss, and a $34,000 gain related to foreign currency transactions in fiscal 1999, 1998 and 1997, respectively.

FUTURE PERFORMANCE AND ADDITIONAL RISK FACTORS

PERFORMANCE AND OPERATING RESULTS CONTINUE TO DECLINE DURING FISCAL 1998 AND 1999. IMSI has experienced, and may continue to experience, deteriorating operating results due to a variety of factors. The following table shows IMSI's operating income (loss) and net income (loss) for the periods presented (in thousands), as restated.

                          FISCAL 1999                   FISCAL 1998 (RESTATED)
                  ----------------------------       ---------------------------
                    OPERATING       NET INCOME        OPERATING       NET INCOME
QUARTER ENDING    INCOME (LOSS)       (LOSS)         INCOME (LOSS)      (LOSS)
                  -------------     ----------       -------------    ----------
September 30        $ (1,719)        $ (1,106)        $ (4,668)        $ (3,114)
December 31           (6,033)          (4,274)           2,140            1,220
March 31              (6,231)          (9,780)           1,894            1,000
June 30               (9,907)         (12,245)             720              524
                    --------         --------         --------         --------
                    $(23,890)        $(27,405)        $     86         $   (370)
                    ========         ========         ========         ========


We experienced growth during fiscal 1997. However, starting in fiscal year 1998, our operating results began to steadily worsen. For the quarter ended September 30, 1997, IMSI reported a net loss of approximately $3.1 million, reflecting in part, charges related to the write-off of in-process research and development, amounting to approximately $6.4 million from several product acquisition and licensing transactions. Although we were profitable for the remaining quarters of fiscal year 1998, the amount of profits declined after the quarter ending December 31, 1997. IMSI reported steadily worsening losses during fiscal year 1999.

Beginning in the quarter ended March 31, 1999, we recorded valuation allowances against our deferred tax assets to reduce our accumulated tax benefit to the amount anticipated to be realized. This valuation allowance caused the net loss for this period to be greater than its operating losses. During fiscal 1999, we recorded an extraordinary expense of $1.4 million related to the issuance of our common stock at a discount for the repayment of debt and for settlement of other contractual obligations. These charges were recorded in the fourth quarter of fiscal 1999 and were not included in our results as reported in our Form 10-Q for the period ended March 31, 1999.

Factors that may cause fluctuations of, or a continuing decline in, operating results in the future include, but are not limited to,

         -        market acceptance of our products or those of our competitors;

         - the timing of introductions of new products and new versions of existing products;

         - expenses relating to the development and promotion of such new products and new version introductions;

         -        product returns and reserves;

         -        intense price competition and numerous end-user rebates;

         -        projected and actual changes in platforms and technologies;

         - the accuracy of forecasts of, and fluctuations in, consumer demand;

         -        the extent of third party royalty payments;

         -        the rate of growth of the consumer software market;

         -        fluctuations in foreign exchange rates;

         - the timing of orders or order cancellation from major customers;

         - changes or disruptions in the consumer software distribution channels;

         - the acquisition and successful integration of new businesses, products and technologies;

         - the timing of any write-offs in connection with such acquisitions; and

         -        economic conditions, both generally and within our industry.

We may pay fees in advance or guarantee royalties, which may be substantial, to obtain software licenses from third parties. Because of these and other factors, our operating results in any given period are difficult to predict. As occurred in fiscal year 1999, any significant shortfall in revenues and earnings from the levels expected by securities analysts and stockholders could result in a substantial decline in the market price of our common stock.

Although we suffered a general decline in revenues during fiscal year 1999, historically our business has been affected somewhat by seasonal trends, including higher net revenues in the fiscal quarter ended December 31 as a result of strong calendar year-end holiday purchases by end users of our products. As a result, we may experience lower net revenues in the fiscal quarters ended March 31, June 30 and September 30. Seasonality of the European, Asia/Pacific and other international markets could also impact our operating results and financial condition in a particular quarter because international sales are a significant portion of net revenues.

Products are generally shipped as orders are received. Therefore, we have historically operated with little order backlog. Sales and operating results for any quarter have depended on the volume and timing of orders received during that quarter, which cannot be predicted with any degree of certainty. A significant portion of our operating expenses are relatively fixed. Planned expenditures are based on sales forecasts. If revenue levels are below expectations, operating results are likely to be materially adversely affected. Without growth in revenues in any particular quarter, our fixed operating expenses could cause net income to decline when compared to the same period in the previous year or the immediately preceding quarter. In such event, the market price of our common stock might be materially adversely affected. Due to all of the foregoing factors, IMSI believes that quarter to quarter comparisons of its operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

OUR RELATIVELY SMALL SIZE IN AN INTENSELY COMPETITIVE, RAPIDLY CHANGING MARKETPLACE, OUR LESS RECOGNIZED BRAND COMPARED TO LARGER AND BETTER RECOGNIZED COMPETITORS, CREATES THE RISK THAT WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY IN THE FUTURE. We face competition from a large number of sources, and from larger competitors. Many of our current and potential competitors have larger technical staffs, more established and larger marketing and sales organizations, significantly greater financial resources, greater name recognition, and better access to consumers than we do.

Our relatively small size could adversely affect our ability to compete with larger companies, for sales to dealers, distributors, and retail outlets, and to acquire products from third parties, who may desire to have their products sold or published by larger entities. Larger companies may be more successful in obtaining shelf space in retail outlets, and in competing for sales to dealers and distributors.

Technological change constantly creates new opportunities, and can quickly render existing technologies less valuable. Change requires us to enhance our existing products and to offer new products on a timely basis. We have limited resources and therefore must restrict our product development efforts to a relatively small number of projects.

We compete with other software companies to acquire products or companies, and to publish software developed by third parties. Competition to publish software developed by third parties is primarily on the basis of brand-name reputation, the terms offered to software developers, and the ability to market new products.

The PC productivity software market is highly competitive. Important factors in the market include product features and functionality, quality and performance, reliability, brand recognition, ease of understanding and operation, rapid changes in technology, advertising and dealer merchandising, access to distribution channels and retail shelf space, marketing, pricing and availability and quality of support services.

Each of our major products competes with products from major independent software vendors:

         - TurboCAD competes with AutoCAD from Autodesk Inc. and IntelliCAD from Visio Corporation. Microsoft, the world's largest software company, announced on September 15, 1999 that it would acquire Visio.

         - FloorPlan competes with 3D Architect from Broderbund Software, Inc., Home Architect from Cendant Corporation, Home Design Suite from Autodesk, Dream Home Designer from Alpha Software Corporation and Home Design 3D from Expert Software, Inc.

         - MasterClips competes with ClickArt from Broderbund Software Inc., MegaGallery from Corel Corporation, Holy Cow! from Macmillan Digital Publishing USA and Art Explosion from Nova Development.

         -        TurboProject competes with Microsoft Project.

         - WinDelete competes with Uninstaller from CyberMedia, Inc. and CleanSweep and Norton Uninstaller from Symantec Corporation.

         - Net Accelerator competes with SurfExpress from Connectix, Speed Surfer from Kissco and Net.jet from Peak Technologies.

Our strategy has been to develop productivity and utility applications that do not compete directly with applications, or features included in operating systems and applications suites, offered by major software vendors such as Microsoft, Lotus Development Corp. and Corel. However, such software vendors may in the future choose to expand the scope and functionality of their products to support some or all of the features currently offered by certain of our products, which could adversely affect demand for our products.

The software industry has limited barriers to entry. The availability of personal computers with continuously expanding capabilities, at progressively lower prices, contributes to the ease of market entry. We believe that competition in the industry will continue to intensify as a number of software companies extend their product lines into additional product categories and as additional competitors enter the market.

Use of the Internet reduces barriers to entry in the software market. Software developers distribute their products online without relying on access to traditional distribution networks. Because of the proliferation of competing software developers, an increasingly large number of products compete for limited shelf space.

There can be no assurance that our products will achieve or sustain market acceptance, and generate significant levels of revenues in subsequent quarters, or that we will have the resources required to compete successfully in the future.

UNPRECEDENTED PRICING PRESSURE, AND NUMEROUS END-USER REBATE PROGRAMS, CONTINUE TO IMPACT OUR FINANCIAL RESULTS. The markets for our products are characterized by significant price competition. We expect to continue to face increasing pricing pressures. In fiscal year 1999, IMSI faced unprecedented price pressures. In response to such competitive pressures, IMSI significantly reduced the price of several of its products and offered numerous end-user rebate programs. There can be no assurance that product prices will not continue to decline or that IMSI will not respond to such declines with additional product price reductions and rebates. Despite a significant reduction in the prices of one or more of our products, there can be no assurance that such price reductions will result in an increase in unit sales volume. Prolonged price competition has had a material adverse effect on our operating results, including reduced profit margins and loss of market share, and is likely to continue to do so in the future.

WE HAVE REDUCED AVAILABILITY OF BANK FINANCING, CREATING A RISK OF LACK OF LIQUIDITY. As discussed under "Liquidity and Capital Resources", we are in default under our line of credit agreement with Union Bank of California. IMSI currently has no borrowing availability under this or any other credit facility. No assurance can be given that we will be successful in obtaining new sources of credit in the future. Our reduced availability of bank financing could have a material adverse effect on management's ability to execute its operating plans.

WE NEED TO RAISE ADDITIONAL FUNDS. ADDITIONAL DILUTION, OR SENIOR RIGHTS, PREFERENCES OR PRIVILEGES, MAY RESULT FROM ADDITIONAL EQUITY OR CONVERTIBLE DEBT ISSUES. We anticipate that available funds and cash flows generated from operations will not be sufficient to meet our needs for working capital and capital expenditures for the next 12 months. Therefore, we will need to raise significant new working capital in the near future, to support operations and to fund our plans. Our plans include Internet expansion, developing new or enhanced products, and responding to competitors.

If we raise funds, we may issue equity or convertible debt, and we intend to sell or license product lines as part of our restructuring. If we issue equity or convertible debt, the percentage of ownership of current stockholders will be reduced. Stockholders will experience additional dilution, and such securities may have rights, preferences or privileges senior to those of the holders of our common stock. We may also raise funds by selling assets.

We don't know whether additional financing will be available on terms favorable to us, or at all. If adequate funds are not available, or are not available on acceptable terms, or if we are not able to sell assets, we may not be able to meet existing obligations, fund our Internet plans, develop or enhance services or products, or respond to competitive pressures. Lack of funds could have a material adverse effect on our business, operating results and financial condition. See "Liquidity and Capital Resources."

POTENTIAL PENALTIES FOR AGREEMENTS RELATING TO REGISTRATION OF SHARES. We agreed to file one or more registration statements covering the resale of the shares described in Notes 6 and 7 to the consolidated financial statements, including shares issued or issuable under agreements with The Learning Company (now Mattel, Inc.), Capital Ventures International, BayStar Capital, Americ Disc and Homestyles. We have filed registration statements pursuant to these agreements. The SEC Division of Corporate Finance has had, and continues to have, comments related to the registration statements. We plan to continue to work with the SEC to resolve those comments. However, as a result of delays in the effectiveness of the registration statements, we may be liable for financial penalties or other payments under the terms of the agreements. The aggregate amount of one or more of these penalties or other payments could be a material amount. IMSI is negotiating with some of these entities, including negotiations for the issuance of additional shares of common stock, but there is no guarantee that such negotiations will be successful. See Notes 6 and 7 to the consolidated financial statements.

OUR ABILITY TO CONTINUE AS A GOING CONCERN DEPENDS ON GENERATING CASH FLOW TO MEET OBLIGATIONS, REPAYING OR REFINANCING BANK DEBT, RAISING FUNDS, AND IMPLEMENTING THE RESTRUCTURING PLAN SUCCESSFULLY. Because of our need for funds, and our substantial losses during fiscal 1999, we instituted measures intended to reduce costs, improve operations and cash flows. The actions included substantial personnel reductions and cost cutting programs. IMSI may take further measures, including further personnel reductions, during fiscal 2000 and thereafter.

Our continuation as a going concern is dependent upon our ability to obtain additional financing or refinancing, to generate sufficient cash flow to meet our obligations on a timely basis, to implement our restructuring plans, and ultimately to achieve successful operations. The restructuring plan calls for a divestiture of non-core products and a concentration on the core graphics and precision design product lines.

We plan to raise funds through product spin-offs and product rights sales, as part of the restructuring. In August 1999, IMSI sold the Easy Language product to Lernout & Hauspie for $1.7 million. Additionally, we received an income tax refund of approximately $3.4 million after June 30, 1999. We expect to receive additional tax refunds of approximately $300,000 during fiscal year 2000.

OUR SMALL SIZE AND LIMITED RESOURCES, IN A MARKET WITH RAPIDLY CHANGING TECHNOLOGY, CREATES THE RISK OF LACK OF CUSTOMER ACCEPTANCE OF OUR PRODUCTS, BECAUSE OF POTENTIAL FAILURE TO UPGRADE EXISTING PRODUCTS, OR POTENTIAL FAILURE TO DEVELOP NEW PRODUCTS. The markets for our products have rapidly changing technology. New products are introduced frequently. New and emerging technologies create uncertainty. Customer requirements and preferences change frequently. Product obsolescence and advances in computer software and hardware require us to develop new products and to enhance our products to remain competitive.

The pace of change is accelerating in both hardware and software. PC hardware steadily advances in power and function. Software is increasingly complex and flexible. Software development costs increase, and development takes longer.

Despite testing, errors or "bugs" may still be found in new software releases. Delays in shipping new products or upgrades, as well as the discovery of errors or "bugs" after release, may result in adverse publicity, customer dissatisfaction and delay or loss of product revenues. Errors or "bugs" could require significant design modification or corrective releases, and could result in an increase in product returns. We cannot provide assurance that future products and upgrades will be released in a timely manner or that they will receive market acceptance, if and when released.

New products, capabilities or technologies may replace or shorten the life cycles of our existing products. The announcement of new products by us or by our competitors may cause customers to defer purchasing our existing products, or cause distributors to return products to us. Rapid changes in the market, and more new products available to consumers, increase the degree of consumer acceptance risk for our products.

There is a risk of failure in our product development efforts. We may not have the resources required to respond to technological changes or to compete successfully in the future. Delays or difficulties associated with new product introductions or upgrades could have a material adverse effect on our business, operating results and financial condition.

Because software development costs increase, and software market introduction costs increase, the financial risks for new product development will increase. The risks of delays in the introduction of such new products will also increase. If we fail to develop or acquire new products in a timely manner, as revenues decrease from products reaching the end of their natural life cycles, our operating results will be adversely affected.

Because of our small size and capital resources relative to some of our competitors, our ability to avoid technological obsolescence through acquisition or development of new products or upgrades of existing products may be more limited than companies with more funds.

COMPETITION WITHIN DISTRIBUTION CHANNELS, PRODUCT RETURNS OR PRICE PROTECTION, OR VARIANCE FROM RETURN ESTIMATES, MAY ADVERSELY AFFECT OUR BUSINESS. Competition for distribution channels, and for retail shelf space, is intense. We have no long-term distribution agreements with any reseller. We cannot provide any assurance that our distributors and retailers will continue to purchase our products, or provide shelf space and promotional support. We cannot provide any assurance that the Internet will be an effective new distribution channel.

Our distributors and retailers carry competing product lines. There is substantial pressure from distributors and retailers to obtain marketing and promotional funds, for price discounts and favorable return policies in connection with access to shelf space, and for in-store promotions and sales of products, which has an adverse impact on our net revenues and profitability. Consolidation among the companies within our distribution channels has reduced the number of available distributors, which has increased the competition for shelf-space. We cannot provide any assurance that these pressures will not continue or increase.

Intense competition and continuing uncertainties characterize the distribution channels through which consumer software products are sold. New resellers have emerged, such as general mass merchandisers and superstores. New channels have developed, such as the Internet. Large customers, such as retail chains and corporate users, seek to purchase directly from software developers, instead of purchasing from distributors or resellers. Although IMSI is attempting to take advantage of these new distribution channels, no assurance can be given that these efforts will be successful. Consolidations, and financial difficulties of some distributors and resellers, are additional uncertainties.

We allow distributors to return products in exchange for new products, or for credit towards future purchases, as part of stock balancing programs. We provide price protection to our distributors when we reduce the price of our products. End users may return products through dealers and distributors within a reasonable period from the date of purchase for a full refund. Retailers may return older versions of products. These practices are standard in the software industry. IMSI makes these allowances to remain competitive with other software manufacturers. There are shipping, handling and refurbishment costs associated with receiving returns and processing them for resale.

IMSI's high rate of returns during fiscal 1999 contributed to our negative financial results. We may experience significant product returns in future periods due to product update cycles, new product releases, software quality, and introduction of new competitive products by other companies.

The announcement of a new product or product version (an upgrade) requires IMSI to clear the channel of distribution of the older version of the product being replaced by the upgrade. Price protection and product returns may occur to clear the channel. Price protection primarily takes place when inventory at a particular reseller is not sufficient to offset the cost of returning product to IMSI.

Large distributors may attempt to exert their influence on us in order to alter terms of trade. Large retailers may exert similar influences. Such tactics, if resisted by us, could trigger termination. In the event of termination, the distributor or retailer will generally be entitled to full credit for all products returned to us in resaleable condition. Returns may cause shipping, handling and processing costs, and may cause unplanned surges in inventory levels, which we may be unable to liquidate at normal selling prices.

We attempt to monitor channel inventories and provide appropriate reserves. Actual product returns may differ from our reserve estimates. Such differences could be material to our operating results and financial condition.

We manufacture our products based upon estimated future sales, and accordingly, if the level of actual orders of products falls short of management's estimates, inventory levels could be excessive, which could add to inventory write-offs and have an adverse impact on our business, operating results and financial condition.

BECAUSE A SUBSTANTIAL AMOUNT OF OUR REVENUE DEPENDS ON A FEW DISTRIBUTORS AND RETAILERS, AN ADVERSE CHANGE IN OUR RELATIONSHIP WITH ANY OF THESE FEW DISTRIBUTORS AND RETAILERS COULD MATERIALLY AFFECT US. Sales to a limited number of distributors and retailers are, and are expected to continue to be, a substantial amount of our revenues. Sales to our two largest distributors accounted for approximately 27% of net revenues during fiscal year 1999, and 33% in fiscal 1998.

Arrangements with our distributors and retailers may generally be terminated at any time by the distributor or retailer. On September 27, 1999, one of our primary distributors, Tech Data, terminated its agreement with us. Our largest retailer, CompUSA, which was served by Tech Data, continues to carry our products and is now served by an alternative distributor. We expect other retailers that were served by Tech Data to switch to alternative distributors.

If we are unable to collect receivables from any of our largest customers, then our operating results and financial condition could be materially adversely affected. The loss of, or reduction in sales to, or any other adverse change in our relationship with any of our principal distributors or retailers, or principal accounts sold through such distributors, could materially adversely affect our operating results and financial condition.

Sales of our products are typically made on credit, with terms that vary depending upon the customer and the nature of the product. Our distributors and retailers compete in a volatile industry. They are subject to the risk of bankruptcy or other business failure. Some distributors and retailers have experienced difficulties. IMSI does carry receivables insurance on approximately 15 of its largest customers. Although we maintain a reserve for uncollectible receivables, we cannot provide any assurance that our reserve will prove to be sufficient or that the difficulties for these or additional distributors and retailers will not continue, which could have an adverse effect on our business, operating results and financial condition.

OUR INTELLECTUAL PROPERTY MAY BE VULNERABLE TO UNAUTHORIZED USE, AND THE RISKS OF INFRINGEMENT OR LAWSUITS. Our ability to compete effectively depends in part on our ability to develop and maintain proprietary aspects of our technology. To protect our technology, we rely on a combination of copyrights, trademarks, trade secret laws, restrictions on disclosure and transferring title, and other methods. We hold no patents. Copyright and trade secret laws afford limited protection. IMSI also generally enters into confidentiality or license agreements with employees and consultants. We generally control access to and distribution of documentation and other proprietary information.

Despite precautions, it may be possible for a third party to copy or otherwise obtain and use our products or technologies without authorization, or to develop similar technologies independently. We do not include in our products any mechanism to prevent or inhibit unauthorized copying. Policing unauthorized use of our technology is difficult. We are unable to determine the extent to which software piracy of our products exists. Software piracy is a persistent problem. If a significant amount of unauthorized copying of our products were to occur, our business, operating results and financial condition could be adversely affected.

In addition, effective copyright, trademark and trade secret protection may be unavailable or limited in certain foreign countries. The global nature of the Internet makes it virtually impossible to control the ultimate destination of IMSI's products. There can be no assurance that the steps we take will prevent misappropriation or infringement of IMSI's technology. Litigation may be necessary to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources that could have a material adverse effect on our business, operating results and financial condition.

Software developers and publishers are increasingly subject to infringement claims. From time to time, we have received, and may receive in the future, notice of claims of infringement of other parties' proprietary rights. We investigate claims and respond, as we deem appropriate. We cannot provide any assurance that infringement or invalidity claims, or claims for indemnification resulting from infringement claims, will not be asserted or prosecuted against us.

Defending such claims is expensive and diverts resources. If any valid claims or actions were asserted against us, we might seek to obtain a license under a third party's intellectual property rights. We cannot provide any assurance, however, that under such circumstances a license would be available on commercially reasonable terms, or at all.

We provide our products to end users under non-exclusive licenses, which generally are non-transferable and have a perpetual term. We make source code available for certain of our products. Providing source code increases the likelihood of misappropriation or other misuse of our intellectual property. We license all of our products pursuant to shrink-wrap licenses, or click-wrap licenses on the Internet, that are not signed by licensees and therefore may be unenforceable under the laws of certain jurisdictions.

OUR DEPENDENCE ON THIRD PARTY DEVELOPERS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, BECAUSE OF THE RISK OF LOSS OF LICENSES TO SOFTWARE DEVELOPED BY THIRD PARTIES, OR LOSS OF SUPPORT FOR THOSE LICENSES. Our business strategy has historically depended in part on our relationships with third-party developers, who provide products that expand the functionality of our software. Many of these licenses require payment of royalties based on the number of products sold. In other cases, we may be required to pay substantial up-front royalties and development fees to software developers before the commercial viability of their products has been tested.

If such products fail to achieve success, then we could have substantial charges against our earnings. Licenses from third parties for several of our products have limited terms and are non-exclusive. We cannot provide any assurance that these third-party software licenses for current products or for new products will continue to be available on commercially reasonable terms, or that the software will be appropriately supported, maintained or enhanced by the licensors.

If we were to lose licenses for software developed by third parties, then we would have increased costs and lost sales. Product shipments would be delayed or reduced until equivalent software could be developed, which would have a material adverse effect on our business, operating results and financial condition.

Talented development personnel are in high demand. We cannot provide any assurance that independent developers will be able to provide development support to us in the future. If sales of software utilizing third-party technology increase disproportionately, operating income as a percent of revenue may be below historical levels due to third-party royalty obligations.

OUR USE OF DEVELOPMENT TEAMS OUTSIDE THE UNITED STATES INVOLVES RISK, INCLUDING CONTROL AND COORDINATION RISKS. We program code and quality test most of our products outside the United States. We use contract programmers in development centers in Russia, Ukraine, India, and other countries. The cost of programmers outside of the United States is lower than the cost of programmers in the United States.

Relying on foreign contractors presents a number of risks. Managing, overseeing and controlling the programming process is more difficult because of the distance between our management and the contractors. Our contractors have different cultures and languages from our managers, making coordination more difficult.

Our agreements provide that we own the source code developed by the programmers. But the location of the source code outside the United States makes it more difficult for us to ensure that access to our source code is protected. If we lose the services of these programmers, then our business, operating results and financial condition would be materially adversely affected. We probably could find other programmers in the United States or in other countries, but the costs could significantly increase our expenses.

ACQUIRING PRODUCTS AND TECHNOLOGIES CREATES THE RISK OF FAILURE TO INTEGRATE AND MANAGE THE ACQUIRED BUSINESS. IMSI has in the past acquired, and expects to continue from time to time in the future to acquire, businesses, technologies, services, product lines and/or content databases that are complementary to IMSI's business in order to broaden its product lines and geographic sales channels. For example, in October 1998, IMSI acquired all the outstanding common stock of Zedcor, Inc., an Internet provider of art and visual content, which maintains the ArtToday.com web site, at www.arttoday.com.

We may face in the future increased competition for acquisition opportunities, which may inhibit our ability to complete acquisitions, and increase the costs of completing acquisitions. Further, there can be no assurance that IMSI will be successful in identifying suitable acquisition opportunities in the future, or that IMSI will be able to successfully integrate acquired technologies, services, product lines or businesses.

Acquisitions entail a number of risks, including managing a larger and more geographically disparate business; diversion of management attention; successfully completing development of and marketing acquired products to markets with which we may not be familiar; integrating the acquired products into our product lines; coordinating diverse operating structures, policies and practices; and integrating the employees of the acquired companies into our organization and culture.

If we fail to integrate and manage acquired businesses successfully, to retain our employees, and to successfully address new markets associated with such acquired businesses, then our business, operating results and financial condition would be materially adversely effected. Some of our acquisitions involved issuances of equity securities, and resulted in various charges and expenses that have adversely affected, and will continue to adversely affect, our operating results and financial condition. Future acquisitions may also result in potential charges that may adversely affect our earnings and may involve the issuance of shares of our stock to owners of acquired businesses, resulting in dilution in the percentage of our stock owned by other stockholders.

We believe that our future growth will depend, in part, upon the success of our past and possible future acquisitions. We cannot provide assurances that the anticipated benefits of business combinations and product acquisitions will be realized. We cannot provide assurances that we will be able successfully to integrate acquired technologies, services, product lines or businesses.

OUR INTERNET STRATEGY CREATES ADDITIONAL COSTS AND INTRODUCES NEW UNCERTAINTIES WITH NO ASSURANCE OF RESULTS. Our marketplace now has a higher emphasis on the Internet, on Internet-related services, and on content tailored for the Internet. We plan to take advantage of opportunities created by the Internet and online networks. During fiscal year 1999, we incurred, and expect in the future to incur, significant costs for our Internet infrastructure. The costs include additions to hardware, increases in Internet personnel, acquisitions and cross licenses to drive traffic to our web sites, and a transition to an Internet sales and marketing strategy.

We cannot provide any assurance that our Internet strategy will be successful, or that the costs and investments in this area will provide adequate, or any, results. Delivery of software using the Internet will necessitate some changes in our business. These changes include addressing operational challenges such as improving download time for pictures, images and programs, ensuring proper regulation of content quality and developing sophisticated security for transmitting payments. If we fail to adapt to and utilize such technologies and media successfully and in a timely manner, then our competitive position and our financial results could be materially and adversely affected.

WE FACE RISKS, INCLUDING CURRENCY RISKS, ASSOCIATED WITH OUR INTERNATIONAL OPERATIONS. International sales represented 33% of IMSI's revenues during fiscal 1999 and 30% in fiscal 1998. Our international sales are denominated in foreign currencies. We expect that international sales will continue to account for a significant portion of our revenues in the future. If a relevant foreign currency decreases in relation to the U.S. dollar, monetary assets held in foreign currency can decrease in dollar value as a result. We do not hedge foreign currency risk.

Difficulties managing foreign accounts receivable, longer collection cycles from foreign customers, repatriation restrictions or other restrictions on foreign currencies, and tariffs, may affect our international results. Other risks occur in international operations, including difficulties managing foreign operations, the timely and successful launch of foreign products, government regulations, import and export restrictions, changes in international tax laws, political instability and, in certain jurisdictions, reduced protection for our intellectual property rights.

We commit significant time, and development resources, to localizing or customizing certain of our products for selected international markets. We develop and support international sales channels. Our efforts to develop products for targeted international markets, or to develop additional international sales and support channels, can entail considerable expense, and may not be successful. If our effort to target a specific market fails, the failure could have a material adverse effect on our business, operating results and financial condition.

WE MAY NOT BE ABLE TO ATTRACT AND RETAIN KEY PERSONNEL. Our success depends to a significant extent on the performance and continued service of our senior management and key employees. We maintain no key person insurance. We do not have employment agreements or non-competition agreements with all of our key employees. Competition for highly skilled employees with technical, Internet, management, marketing, sales, product development and other specialized training is intense, and the supply is limited.

The strong demand for these skills in the United States continued during fiscal 2000. We cannot provide any assurance that we will be successful in attracting, motivating and retaining such personnel. Our significant losses in fiscal 1999 and the decline in our stock price are additional risks that have contributed to high staff turnover in areas such as accounting and research and development. This turnover has contributed to disruption in continuity in our knowledge base and may continue to do so in the future.

Our board of directors and management experienced changes in fiscal 1999. As previously reported in a press release and in our quarterly Report on Form 10-Q for the period ended March 31, 1999, IMSI announced the appointment of Costa John, our Chief Financial Officer, as our Chief Executive Officer. Mr. John remains the Chief Financial Officer, and became a member of the Board of Directors. Martin Sacks, formerly Chief Executive Officer and President of IMSI, resigned as CEO and President but remains a director and was elected Chairman of the Board. As part of the restructuring of the management team and the Board, Geoffrey Koblick, formerly Chief Operating Officer and Chairman, retired from both positions, and as a director, but continues to be available as an advisor to IMSI. Robert Mayer, who continues as executive Vice President of Worldwide Sales and Marketing, has resigned as a director.

We have historically experienced difficulty in attracting highly qualified programmers and software engineers in the U.S. We cannot provide any assurance that we will be successful in attracting, motivating and retaining such personnel. We cannot provide any assurance that one or more key employees will not leave us or compete against us. If we fail to attract qualified employees or to retain the services of key personnel, then our business, operating results and financial condition could be materially adversely affected.

DIRECTORS AND OFFICERS HAVE A SIGNIFICANT INFLUENCE OVER OUR COMPANY, BECAUSE THEY BENEFICIALLY OWN A SIGNIFICANT PERCENTAGE OF OUR SHARES. As of June 30, 1999, the present directors and executive officers of IMSI and their respective affiliates, in the aggregate, beneficially own approximately 15% of the outstanding common stock. As a result, these shareholders may possess influence over IMSI. Such influence may have the effect of delaying or preventing a change in control of IMSI, impeding a merger, consolidation, takeover or other business combination involving IMSI or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of IMSI.

OUR RELIANCE ON OUTSOURCING COULD MATERIALLY ADVERSELY AFFECT OUR OPERATING RESULTS BECAUSE OF LACK OF SUPPLY. We outsource most of the production of our products. Production primarily involves duplication of media and printing user manuals and packaging materials. In July 1999, IMSI and DisCopyLabs ("DCL") finalized an agreement under which DCL will gradually assume all of IMSI's fulfillment, warehousing, and shipping functions. Due to this change, IMSI will be closing its primary warehouse in Vacaville, California. We intend to continue outsourcing in the future, as long as it is economical to do so. We believe that we have adequate alternative suppliers of outsourcing services. But the loss of a supplier, especially DCL, or our inability to obtain contract services, could materially adversely affect our operating results.

The transition of product and information systems to DCL was still in the implementation phase at September 30, 1999. Systems integration risks and inventory and fulfillment risks may affect our ability to ship products effectively and cause costly delays or cancellation of customer orders. Our divestiture of non-core products may reduce unit sales to the point that outsourced costs of production may increase.

OUR COMMON STOCK PRICE IS HIGHLY VOLATILE AND IS SUBJECT TO WIDE FLUCTUATIONS AND MARKET RISK. The market price of our common stock is highly volatile. Our stock is subject to wide fluctuations in response to factors such as:

         -        actual or anticipated variations in our operating results,

         -        announcements of technological innovations,

         -        new products or services introduced by us or our competitors,

         -        changes in financial estimates by securities analysts,

         -        conditions and trends in the software market,

         -        general market conditions, and

         - other factors, such as recessions, interest rates or international currency fluctuations.

Historically, the trading volume of our common stock has been very small. The market for our common stock has been materially less liquid than that of most other publicly traded companies. Small trading volume and a less liquid market may amplify price changes in our stock. If a significant amount of our common stock is sold, then our stock price could decline significantly.

The NASDAQ Stock Market, where our stock is traded, experiences extreme price and volume fluctuations that have particularly affected the market prices for stock in technology companies. Price fluctuations in technology stock prices are often unrelated or disproportionate to the operating performance of technology companies. The trading prices of many technology companies' stocks are at or near historical highs and reflect price to earnings ratios substantially above historical levels.

We cannot provide any assurance that these trading prices and price to earnings ratios will be sustained. The market price of our common stock may be adversely affected by these broad market factors.

OUR REGISTRATION OF A SIGNIFICANT NUMBER OF SHARES FOR POSSIBLE PUBLIC RESALE COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK. On June 8, 1999, we filed a registration statement covering the possible resale from time to time of approximately 1,100,857 outstanding shares of common stock held by, and approximately 1,223,966 shares that may be issued in the future to, the selling stockholders named in that registration statement. On June 25, 1999, we filed another registration statement covering possible resale of approximately 85,677 outstanding shares held by the selling stockholders, 263,000 shares that may be issued if warrants are exercised by the selling stockholders, 658,362 shares issuable on conversion of a note held by the selling stockholders, and 490,151 shares issuable because of price adjustments in agreements with the selling stockholders named in that registration statement. On October 20, 1999 we had 7,024,409 shares outstanding. The total shares covered by those two registration statements, 3,822,013 shares, represent about 54% of the currently outstanding shares. Sales of the shares covered by those registration statements could adversely affect the market price of our common stock.

YEAR 2000 ISSUES COULD AFFECT OUR BUSINESS IF OUR PRODUCTS, OR THE SYSTEMS WE USE, OR THE SYSTEMS OUR SUPPLIERS USE FAIL BECAUSE THEY ARE NOT YEAR 2000 COMPLIANT. Software, embedded processors, or computer systems may fail if they do not accurately recognize the Year 2000. We recognize the need to ensure that our operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the Year 2000 date are a known risk. We established procedures for evaluating and managing the risks and costs associated with this problem. As part of the general upgrade of our information systems, we are putting in place systems that will be Year 2000 compliant.

We have initiated a Year 2000 Compliance Plan that addresses three types of systems that must be Year 2000 compliant.

Products: Our software products have been undergoing Year 2000 Compliance testing since January 1998. All current versions of our products are Year 2000 compliant. Our products that are no longer current and products developed years ago may not be Year 2000 compliant. We advise our customers to upgrade to current versions of our products.

INFORMATION TECHNOLOGY SYSTEMS: We identified all internal data processing and networking systems that we believe are at risk from the Year 2000 problem, and reviewed the manufacturer's Year 2000 Compliance statement for each system. Any systems that are determined to be non-compliant will be upgraded or replaced. Internal testing was done for any mission critical system for which the manufacturer's Year 2000 Compliance statement was not adequate to ensure the reliability of the system. All information technology systems will be verified as Year 2000 Compliant by November 1999. In addition, no new information technology systems will be implemented without first ensuring that they are Year 2000 Compliant.

NON-INFORMATION TECHNOLOGY SYSTEMS: We have identified a wide range of general computing and facilities systems that must be verified as Year 2000 Compliant. The majority of these systems will be upgraded or replaced as necessary during normal maintenance if they are not compliant. The manufacturer's Year 2000 Compliance statements are currently under review for the remaining systems and will be upgraded or replaced if necessary. Because new systems are continually being integrated, the effort to ensure Year 2000 Compliance for these systems is an ongoing effort.

We have communicated with our customers and suppliers to determine their Year 2000 compliance readiness, and the extent to which we are vulnerable to any third party Year 2000 issues. However, there can be no guarantee that the systems of other companies on which our systems rely will be timely converted. Failure to convert by another company, or a conversion that is incompatible with our systems, would have a material adverse effect on us, our results of operations and our financial condition.

OUR BOARD OF DIRECTORS MAY ISSUE PREFERRED STOCK TO PREVENT A TAKEOVER. The Board of Directors is authorized to issue up to 20,000,000 shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the shareholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of delaying, deferring or preventing a change in control of IMSI. IMSI has no current plans to issue shares of Preferred Stock.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

IMSI is exposed to the impact of interest rate and foreign currency fluctuations. IMSI's objective in managing its exposure to interest rate changes and foreign currency fluctuations is to limit the impact of interest rate changes on earnings and cash flow and to lower its overall borrowing costs. IMSI's major market risk exposure is changing interest rates in the United States, which would change interest expense on IMSI's line of credit and term loan.

Most of IMSI's international revenues are denominated in foreign currencies. Consequently a decrease in the value of a relevant foreign currency in relation to the U.S. dollar could adversely affect IMSI's net revenues. IMSI's foreign currency transactional exposures exist primarily with the U.K. pound and German mark.

IMSI does not hedge interest rate or foreign currency exposure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements and the financial statement schedule are attached as an exhibit at Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 19, 1999, IMSI was informed by Deloitte & Touche LLP ("D&T"), that it had resigned as IMSI's independent accounting firm. D&T's audit reports on our financial statements for the fiscal years ended June 30, 1998 and 1997 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with the audits of IMSI's consolidated financial statements for each of the two fiscal years ended June 30, 1998 and 1997, and in the interim periods subsequent to June 30, 1998, preceding the date of D&T's resignation, there were no "reportable events," as that term is defined in the instructions to Form 8-K and the applicable regulations. In connection with the audits of our consolidated financial statements for each of the two fiscal years ended June 30, 1998 and 1997, and in the interim periods subsequent to June 30, 1998, preceding the date of D&T's resignation, there were no "disagreements" with D&T on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of D&T would have caused D&T to make reference to the matter in their report, except as follows:

On September 29, 1998, The Learning Company ("TLC") paid IMSI approximately $1.69 million, representing amounts due to IMSI from the sale of the Family Heritage line of software products by IMSI to TLC ($1.26 million) and other existing contractual agreements ($430,000). IMSI had not recorded revenues or receivables for such amounts due from TLC in its financial statements for prior periods. On October 2, 1998, TLC and IMSI entered into a software license agreement whereby TLC sold Org Plus, a software program, to IMSI in exchange for $3.5 million as follows: $1.7 million paid by IMSI on October 2, 1998, and $450,000 due on each of January 1, 1999,April 1, 1999, July 1, 1999 and October 1, 1999. IMSI initially believed that revenue should be recognized on a cash basis in the quarter ended September 30, 1998 for the $1.69 TLC payment, and that the full acquisition price of $3.5 million, for IMSI's acquisition of Org Plus should be accounted for separately in the quarter ended December 31,1998. D&T's position was that the two transactions should be treated as one transaction in the quarter ended December 31, 1998 due to several factors. The audit committee of our Board of Directors discussed the subject matter of the accounting disagreement with Deloitte & Touche. IMSI discussed the subject matter of the accounting disagreement with other independent accounting firms. After these discussions with D&T, the Company agreed and accounted for the above transactions in accordance with D&T's position. Accordingly, IMSI did not recognize revenue for the quarter ended September 30, 1998 for the cash receipt from TLC. In the quarter ending December 31, 1998, IMSI recorded the acquisition of OrgPlus at a net amount of $1,810,000.

On May 5, 1999, the Board of Directors of IMSI, pursuant to the recommendation of the audit committee, approved a resolution authorizing management to engage Grant Thornton LLP ("Grant Thornton") as IMSI's independent auditor, upon such terms as may be negotiated by management. On May 5, 1999, the Company appointed Grant Thornton as IMSI's independent auditor. IMSI previously reported on a Form 8-K filed April 26, 1999, that on April 19, 1999, IMSI received a letter from Deloitte & Touche LLP ("D&T"), resigning as IMSI's independent accounting firm. During IMSI's two most recent fiscal years and the subsequent interim period before engaging Grant Thornton, neither IMSI nor anyone acting on its behalf consulted Grant Thornton regarding (i) either: the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on IMSI's financial statements; or (ii) any matter that was either the subject of a disagreement or a reportable event (as defined in Item 304 of Regulation S-K).

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

The names of all members of the Board of Directors of IMSI, and information about them as of October 1, 1999 are set forth below:

NAME                                AGE         OCCUPATION                          SINCE
----                                ---         ----------                          -----
William H. Lane III(1)(2)            61         Former Vice President, Chief        1999
                                                Financial Officer, Secretary and
                                                Treasurer of Intuit, Inc.
Abe Ostrovsky(1)(2)                  56         Chairman of JetForm Corporation     1998
Martin Sacks                         39         Chairman of the Board of the        1988
                                                Company
Costa John                           43         President, Chief Executive          1999
                                                Officer, and Chief Financial
                                                Officer of the Company

(1)      Member of the Compensation Committee.

(2)      Member of the Audit Committee.

Mr. Lane became a director in February 1999. Mr. Lane is President and CEO of Canyon Vista, Inc., a management consulting company. Mr. Lane retired from Intuit, Inc. in 1996, having served as its Vice President, Chief Financial Officer, Secretary and Treasurer. Mr. Lane also served in a similar capacity at ChipSoft, Inc., before Intuit acquired the company in December 1993. Mr. Lane also serves on the boards of Cyberian Outpost, Inc., MetaCreations Corporation, and Aspect Technology. Mr. Lane received a Bachelor of Arts degree in Economics from Columbia University and a certificate from the Advanced Management Program at the Harvard Graduate School of Business Administration.

Mr. Ostrovsky became a director in August 1998. Mr. Ostrovsky joined JetForm Corporation in 1991 as Chief Operations Officer and became Chief Executive Officer and Chairman in 1992. In December 1995, Mr. Ostrovsky resigned as an officer of JetForm and continues as Chairman of the Board of that company. Mr. Ostrovsky also serves on the boards of NetManage, Inc., Seec, Inc., Genicom, Inc. and Ixla Corp. (Australia). Mr. Ostrovsky studied mechanical engineering at the University of Miami.

Mr. Sacks became Chairman of the Board in May 1999. Mr. Sacks joined IMSI in 1988 when the company he founded, Milan Systems America, Inc., merged with IMSI. Mr. Sacks served as President and Chief Executive Officer of IMSI from 1990 until May 1999. Mr. Sacks received his Bachelor of Commerce and Bachelor of Accounting degrees from the University of Witwatersrand, South Africa.

Mr. John joined IMSI in February 1999. He was appointed Chief Financial Officer in April 1999 and Chief Executive Officer in May 1999. He was elected to the Board of Directors in August 1999. Mr. John was a Management Consulting Partner until February 1995 at Grant Thornton, International. From March 1995 to March 1999, Mr. John was Chief Executive Officer of Didactix, Inc., a strategic financial advisory company. Mr. John was appointed in June 1998 to serve as Chief Executive Officer of San Francisco Blues, Inc., until March 1999. Mr. John received Bachelors degrees in Accounting and in Business Economics, and a Masters degree in Financial Management, from the University of Witwatersrand, South Africa.

Charles Federman served as a member of the Board of Directors from May 1996 until September 30, 1999, when he resigned from the Board. Mr. Federman is 43 years old and is Chairman of the Executive Committee and a Managing Director of the BRM Group, an information and technology mergers and acquisitions firm. Mr. Federman was with Broadview Associates from October 1983 to January 1998, where he was Chairman of the Executive Committee from 1994 to 1996 and Chairman of the Board from 1996 to 1997. He serves on the boards of Brio Technology, Inc. and BackWeb Technologies, Ltd., and was formerly on the boards of Phoenix Technologies Ltd. and Mathsoft, Inc. Mr. Federman received a Bachelor of Science degree from the University of Pennsylvania,

Wharton School of Business.

All directors hold office until the next annual meeting of shareholders and until their successors are elected and qualified, or until their earlier resignation, removal or death. Executive officers are chosen by, and serve at the discretion of, the Board.

EXECUTIVE OFFICERS

The names of the Executive Officers of IMSI during fiscal 1999 and information about them are set forth below:

Robert Mayer has served as IMSI's Vice President of Sales since 1990, as a director from 1985 to May 1999, and is currently Executive Vice President of Worldwide Sales. Mr. Mayer is 45 years old. He received a Bachelor of Arts degree from the University of California, and Bachelor and Masters of Science degrees from the University of Washington.

Geoffrey Koblick was Chairman of the Board of Directors and Secretary of IMSI from its inception in 1982 until May 1999. Mr. Koblick served as President of IMSI from 1982 through September 1987, and from July 1988 to June 1990, as General Counsel from 1982 to May 1999, and as Chief Operating Officer from 1988 to May 1999. Mr. Koblick is 45 years old. He is currently a consultant to IMSI under a severance agreement until May 2000.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Commission initial reports of ownership and reports of changes in ownership of the Company's Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) forms they filed. To the Company's knowledge, based on review of the copies of such reports furnished to the Company, during the last fiscal year all Section 16(a) filing requirements applicable to the Company's officers, directors, and greater than ten percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded, earned or paid for services rendered in all capacities to the Company and its subsidiaries during each of the fiscal years ended June 30, 1999, 1998 and 1997 to (i) the Company's chief executive officer during fiscal 1999, and (ii) the Company's other executive officers other than the Chief Executive Officer, who were serving as executive officers at the end of fiscal 1999 whose compensation exceeded $100,000 for fiscal 1999 (collectively, "Named Persons"). Messrs. Sacks and Koblick were executive officers during part of fiscal 1999 but were not executive officers at the end of fiscal 1999.

                           SUMMARY COMPENSATION TABLE

                                                                                                              LONG-TERM
                                                                                                            COMPENSATION
                                                           ANNUAL COMPENSATION                                 AWARDS
NAME AND                                                                            OTHER ANNUAL             SECURITIES
PRINCIPAL POSITIONS             FISCAL YEAR    SALARY($)(1)      BONUS($)         COMPENSATION($)(2)      UNDERLYING OPTIONS
-------------------             -----------    ------------      --------         ------------------      ------------------
Costa John(3)                        1999          66,667              0                     0                   --
President, Chief Executive
Officer, and Chief Financial
Officer

Martin Sacks                         1999         220,000          9,706                 5,141                   --
Chairman of the Board(4)             1998         200,000         48,137                 7,346               50,000
                                     1997         200,000         22,500                 5,249                   --

Geoffrey B. Koblick                  1999         200,000          9,706                 7,252                   --
Consultant(5)                        1998         176,667         38,937                 6,256               45,000
                                     1997         160,000         16,000                 5,249

Robert Mayer                         1999         180,000          4,171                 7,367
Executive Vice President of          1998         143,387         59,864                 7,603               30,000
Worldwide Sales                      1997         138,000          8,511                 5,249                   --


(1) Amounts stated above are the actual amounts received, and were based upon an annual salary of $220,000, $220,000, $200,000, $180,000, for
         Messrs. John, Sacks, Koblick, Mayer, respectively.

(2) Includes payments of medical and dental insurance premiums by the Company.

(3) Mr. John joined the company in February 1999, became Chief Financial Officer in April 1999, and became President and Chief Executive Officer in May 1999, when his salary was increased from $160,000 to $220,000.

(4)      Acted as President and Chief Executive Officer until May 1999.

(5) Acted as Chairman of the Board, Chief Operating Officer and General Counsel until May 1999. Mr. Koblick is currently a Consultant to the company under a severance agreement until May 5, 2000.

OPTION GRANTS

The following table sets forth information regarding individual grants of options to acquire the Company's Common Stock during fiscal 1999 to each Named Person.

                        OPTION GRANTS IN LAST FISCAL YEAR

                        INDIVIDUAL GRANTS
                        -----------------                                                                    RATES OF
                                                                                                            STOCK PRICE
                                               % OF TOTAL                                                  APPRECIATION
                                             OPTIONS GRANTED     EXERCISE OR                            FOR OPTION TERM(4)
                            OPTIONS           TO EMPLOYEES       BASE PRICE      EXPIRATION         ------------------------
 NAME                      GRANTED(1)       IN FISCAL YEAR(2)    ($/SHR)(3)         DATE             5%($)           10%($)
 ----                      ----------       -----------------    ----------         ----             -----           ------
Costa John                    60,000                8%              12.13           2/1/09           457,800        1,074,000
Martin Sacks                 100,000               14%               6.50           10/6/08          408,000        1,036,000
Geoffrey B. Koblick           90,000               13%               6.50           10/6/08          368,100          932,400
Robert Mayer                  80,000               11%               6.50           10/6/08          327,200          828,800

(1) The options granted during fiscal year 1999 vest over a five-year period of time, with 20% of the options vesting upon completion of each year of service. On July 1, 1999 vesting was changed to 4 year vesting for options granted on or after July 1, 1999.

(2) The Company granted options to purchase 719,825 shares of Common Stock to employees during fiscal 1999.

(3) The exercise price may be paid in cash, or the Administrator of the Plan may in its discretion authorize the acceptance of full recourse notes, securities, surrender of shares issuable upon exercise with a fair market value equal to the exercise price, or any other property.

(4) The 5% and 10% assumed compound rates of stock appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of future Common Stock prices.

OPTIONS EXERCISED

The following table sets forth information with respect to the options exercised during fiscal 1999 by the Named Persons during fiscal 1999, including the aggregate value of gains on the date of exercise. In addition, this table includes the number of shares covered by both exercisable and non-exercisable stock options as of June 30, 1999. Also reported are the values for "in-the-money" options, which represent the positive spread between the exercise price of any such existing stock options and the fiscal year-end price of the Common Stock.

            AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                            FY-END OPTION/SAR VALUES

                                                              NUMBER OF UNEXERCISED           VALUE OF UNEXERCISED
                                                                   OPTIONS/SARS               IN-THE-MONEY OPTIONS
                                                                 AT JUNE 30, 1999              AT JUNE 30, 1999($)
                                           VALUE            -------------------------      -------------------------
  NAME                      EXERCISE #   REALIZED($)        EXERCISABLE/UNEXERCISABLE      EXERCISABLE/UNEXERCISABLE
  ----                      ----------   -----------        -------------------------      -------------------------
  Costa John                    0             0                       0/60,000(1)                        0/0(2)
  Martin Sacks                  0             0                250,771/137,500(1)                  537,677/0(2)
  Geoffrey B. Koblick           0             0                142,500/123,750(1)                  237,405/0(2)
  Robert Mayer                  0             0                 66,108/102,500(1)                  136,411/0(2)

(1) These options, which have a five-year vesting period, become exercisable over time based on continuous employment with the Company and in certain cases are subject to various performance criteria or vest in full upon acquisition of the Company.

(2) Based on the difference between the market price of the Common Stock at June 30, 1999 ($4.875 per share), and the aggregate exercise prices of options shown in the table.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of September 30, 1999, the beneficial ownership of the Company's Common Stock by (i) each person who is known by the Company to own of record or beneficially more than five percent (5%) of the Company's Common Stock, (ii) each director or nominee, (iii) each other executive officer (of which there are none) named in the Summary Compensation Table, above in Item 11, and (iv) all directors and executive officers as a group. Except as otherwise indicated, the shareholders listed in the table have sole voting and dispositive power with respect to the shares indicated, subject to community property laws where applicable. The business address of Messrs. Mayer, Sacks, and Ostrovsky is 75 Rowland Way, Novato, California 94945. The business address of Mr. Lane is 10695 Magdalena, Los Altos Hills, California 94024. The business address of Mr. Koblick is 5 Hill Road, Ross, California 94957. The business address of BayStar Capital. L.P. is 505 Montgomery Street, 20th Floor, San Francisco, California 94111. The business address of Capital Ventures International is in care of Heights Capital Management, 425 California Street, Suite 1100, San Francisco, California 94104.

NAME AND ADDRESS
OF BENEFICIAL OWNER                                SHARES BENEFICIALLY OWNED (1)          PERCENTAGE OF CLASS(1)
-------------------                                -----------------------------          ----------------------
BayStar Capital, L.P.(2)                                      908,362                            11.45%
Martin Sacks(3)                                               554,133                              7.6%
Geoffrey Koblick(4)                                           526,350                              7.3%
Robert Mayer(5)                                               475,694                              6.7%
Capital Ventures International                                437,637                              5.9%
Charles Federman(6)                                            53,750                                 *
All directors and executive officers as a
group (8 persons)(7)                                        1,086,822                             14.7%

----------

 *       Less than one percent of the Company's outstanding common stock.

(1) Assumes that the person has exercised, to the extent exercisable on or before 60 days from the date of the table, all options, convertible securities, and warrants to purchase Common Stock held by such person and that no other person has exercised any outstanding options, convertible securities or warrants.

(2) Includes 658,362 shares issuable to BayStar on conversion of a note and 250,000 shares issuable to BayStar on exercise of a warrant.

(3) Includes 263,271 shares issuable upon the exercise of stock options held by Mr. Sacks within 60 days from the date of the table.

(4) Includes 153,750 shares issuable upon the exercise of stock options held by Mr. Koblick within 60 days from the date of the table.

(5) Includes 73,608 shares issuable upon the exercise of stock options held by Mr. Mayer within 60 days from the date of the table.

(6) Includes 30,125 shares issuable upon the exercise of options held by Mr. Federman within 60 days from the date of the table.

(7) Includes 369,804 shares subject to options so exercisable held by all officers and directors as a group.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There is a severance agreement between IMSI and Geoffrey Koblick, a founder of the Company. Mr. Koblick is receiving as separation payments twelve months of his base salary of $200,000 from May 5, 1999 to May 5, 2000, and Mr. Koblick is a consultant to the Company during this time. IMSI forgave a promissory note in the amount of $35,000. Mr. Koblick is entitled to exercise his stock options as incentive options, and vesting continues, until May 5, 2000.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

         (a)      DOCUMENTS FILED AS PART OF THIS ANNUAL REPORT ON FORM 10-K:

         1.   Financial Statements

              Independent Auditors' Report for the years ended June 30, 1998 and 1997                   42
              Independent Auditors' Report for the year ended June 30, 1999                             43
              Consolidated Balance Sheets at June 30, 1999 and 1998 (restated)                          44
              Consolidated Statements of Operations for the years ended June 30,
                  1999, 1998 (restated) and 1997                                                        45
              Consolidated Statements of Shareholders' Equity for the years ended
                  June 30, 1999, 1998 (restated) and 1997                                               46
              Consolidated Statements of Cash Flows for the years ended June 30,
                  1999, 1998 (restated) and 1997                                                        47
              Notes to Consolidated Financial Statements                                                48

         2.   Financial Statement Schedule

              Schedule II - Valuation and Qualifying Accounts for the years
              ended June 30, 1999, 1998 and 1997                                                        68

         (b)  REPORTS ON FORM 8-K:                                                                      69

         (c)  EXHIBITS:  SEE EXHIBIT INDEX                                                              71

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders
International Microcomputer Software, Inc.


We have audited the accompanying consolidated balance sheet of International Microcomputer Software, Inc. and subsidiaries (the "Company") as of June 30, 1998 and the related consolidated statements of operations, shareholders' equity, and cash flows for the fiscal years ended June 30, 1998 and 1997. Our audits also included the financial statement schedule for the years ended June 30, 1998 and 1997, listed in the Index at Item 14(a) 2. These financial statements and financial statement schedule are the responsibility of IMSI's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of International Microcomputer Software, Inc. and subsidiaries as of June 30, 1998 and the results of their operations and their cash flows for the fiscal years ended June 30, 1998 and 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule for the years ended June 30, 1998 and 1997, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 16, the accompanying consolidated financial statements as of and for the fiscal year ended June 30, 1998 have been restated.


/s/ DELOITTE & TOUCHE LLP
---------------------------------

San Francisco, California
August 5, 1998 (October 22, 1999 as to Note 16)

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
International Microcomputer Software, Inc.

We have audited the accompanying consolidated balance sheet of International Microcomputer Software, Inc. and subsidiaries (the "Company") as of June 30, 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Microcomputer Software, Inc. and subsidiaries as of June 30, 1999, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with generally accepted accounting principles.

We have also audited Schedule II as listed in the Index at Item 14(a) 2 for the year ended June 30, 1999. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $27,405,000 during the year ended June 30, 1999, and, as of that date, the Company's current liabilities exceeded its current assets by $1,227,000 and it was in default of various loan covenants. These factors, among others, as discussed in Note 1 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/GRANT THORNTON LLP
---------------------------------

San Francisco, California
October 22, 1999

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 1999 AND 1998
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                     1999           1998
                                                                   --------       --------
                                                                                  Restated
ASSETS
Current assets:
  Cash and cash equivalents                                        $  3,681       $  2,093
  Receivables, less allowances for doubtful
    accounts, discounts and returns of $7,445 and $4,081              4,933         13,299
  Inventories                                                         2,895          6,549
  Prepaid royalties and licenses                                      1,858          2,517
  Income tax receivable                                               3,751             --
  Deferred taxes                                                         --          1,917
  Other current assets                                                  758            759
                                                                   --------       --------
      Total current assets                                           17,876         27,134

Furniture and equipment                                               3,632          3,430
Deferred tax assets                                                     465          2,676
Capitalized software development costs                                2,856          2,101
Other assets                                                          2,315            314
                                                                   --------       --------
       Total assets                                                $ 27,144       $ 35,655
                                                                   ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long term debt                               $  7,110       $ 10,224
   Trade accounts payable                                             2,256          5,916
   Accrued and other liabilities                                      5,119          4,015
   Accrued restructuring charges                                      1,440             --
   Deferred revenue                                                   3,178            407
                                                                   --------       --------
     Total current liabilities                                     $ 19,103       $ 20,562

Long term debt and other obligations                                  6,599          1,682
                                                                   --------       --------
      Total liabilities                                            $ 25,702       $ 22,244

Commitments and contingencies                                            --             --

Shareholders' equity:
   Common stock, no par value; 300,000,000 authorized;
        Issued and outstanding 7,014,078 and 5,684,179 shares        27,965         12,718
   Retained earnings (Accumulated deficit)                          (26,402)         1,003
   Accumulated other comprehensive income (loss)                        129            (25)
   Notes receivable from shareholders                                  (250)          (285)
                                                                   --------       --------
      Total shareholders' equity                                      1,442         13,411
                                                                   --------       --------
           Total liabilities and shareholders' equity              $ 27,144       $ 35,655
                                                                   ========       ========


                 See Notes to Consolidated Financial Statements

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED JUNE 30, 1999, 1998 AND 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    1999           1998           1997
                                                  --------       --------       --------
                                                                 Restated
Net revenues                                      $ 37,679       $ 62,065       $ 41,839
Product costs                                       25,424         23,382         16,893
                                                  --------       --------       --------
Gross margin                                        12,255         38,683         24,946
                                                  --------       --------       --------

Costs and expenses:
   Sales and marketing                              18,387         18,611         12,026
   General and administrative                        8,181          5,005          3,988
   Research and development                          8,069          8,614          4,565
   Restructuring charge                              1,508             --             --
   Write off purchased in
      process research and development                  --          6,367             --
                                                  --------       --------       --------

   Total operating expenses                         36,145         38,597         20,579
                                                  --------       --------       --------

Operating income (loss)                            (23,890)            86          4,367

Interest and other expense, net                      1,880            759            130
                                                  --------       --------       --------

Income (loss) before income taxes and
    extraordinary item                             (25,770)          (673)         4,237

Income tax provision (benefit)                         237           (303)         1,640
                                                  --------       --------       --------

Income (loss) before extraordinary item            (26,007)      $   (370)      $  2,597

Extraordinary loss on extinguishment of debt        (1,398)            --             --
                                                  --------       --------       --------

Net income (loss)                                 $(27,405)      $   (370)      $  2,597
                                                  ========       ========       ========

Basic income (loss) per share                     $  (4.37)      $  (0.07)      $   0.53

Diluted income (loss) per share                   $  (4.37)      $  (0.07)      $   0.46

Shares used in calculating:
     Basic income (loss) per share                   6,275          5,513          4,946
     Diluted income (loss) per share                 6,275          5,513          5,682



                 See Notes to Consolidated Financial Statements

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              YEARS ENDED JUNE 30, 1999, 1998 AS RESTATED AND 1997
                    (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)


                                                                   Retained      Accumulated                    Notes
                                                                   Earnings        Other      Comprehensive   Receivable
                                            Common Stock         (Accumulated   Comprehensive    Income          from
                                         Shares       Amount       Deficit)     Income (Loss)    (Loss)      Shareholders     Total
                                         ------       ------       --------     -------------    ------      ------------     -----
Balance at July 1, 1996                4,834,689      $5,973       $(1,224)           $66                        $(293)      $4,522
Issuance of common stock under stock
   bonus and option plans                294,070         480                                                                    480
Net income                                                           2,597                       $2,597                       2,597
Foreign currency translation                                                         (112)         (112)                       (112)
                                                                                    -----          ----                        ----
Comprehensive income                                                                             $2,485
                                                                                                 ======
Payment of note receivable                                                                                           8            8
                                       ---------     -------     ---------          -----                        -----      -------
Balance at June 30, 1997               5,128,759       6,453         1,373            (46)                        (285)       7,495
Issuance of common stock under stock
   bonus and option plans and for
    exercise of warrant                  189,400         623                                                                    623
Issuance of common stock
    - Corel                              346,020       5,000                                                                  5,000
    - MediaPaq                            20,000         240                                                                    240
Deferred compensation  amortization                       30                                                                     30
Tax benefit from exercise of stock options               372                                                                    372
Net loss, as restated                                                 (370)                       $(370)                       (370)
Foreign currency translation adjustment                                                21            21                          21
                                       ---------     -------     ---------          -----         -----          -----      -------

Comprehensive loss                                                                                $(349)
                                                                                                  =====
Balance at June 30, 1998, as restated  5,684,179      12,718         1,003            (25)                        (285)      13,411
Issuance of common stock under stock
bonus and option plans                  163,365          960                                                                    960
Issuance of common stock related to:
   - Acquisitions                        194,508       1,107                                                                  1,107
   - Settlement of debt                  554,889       6,446                                                                  6,446
   - Capital Ventures agreement          437,637       5,000                                                                  5,000
Value attributed to warrants:                            776                                                                    776
   - Silicon Valley Bank
   - Baystar Capital, L.P.                             1,162                                                                  1,162
Common stock received in satisfaction
of receivable                            (20,000)       (320)                                                                  (320)
Forgiveness of notes receivable
from shareholder                                                                                                    35           35
Deferred compensation amortization                       116                                                                    116
Net loss                                                           (27,405)                    $(27,405)                    (27,405)
Foreign currency translation adjustment                                               154           154                         154
                                                                                    -----          ----                        ----
Comprehensive Loss                                                                            $ (27,251)
                                       ---------     -------     ---------          -----     =========          -----      -------
Balance at June 30, 1999               7,014,078     $27,965     $ (26,402)         $ 129                        $(250)     $ 1,442
                                       =========     =======     =========          =====                        =====      =======



                 See Notes to Consolidated Financial Statements

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED JUNE 30, 1999, 1998 AND 1997
                                 (IN THOUSANDS )

                                                                                1999           1998           1997
                                                                              --------       --------       --------
                                                                                             RESTATED
Cash flows from operating activities:
   Net income (loss)                                                          $(27,405)      $   (370)      $  2,597
   Adjustments to reconcile net income (loss) to net
      cash used by operating activities
         Depreciation and amortization                                           4,308          4,147          2,098
         Amortization of deferred compensation                                     116            402             --
         Amortization of warrants                                                  237             --             --
         Deferred taxes                                                          4,128         (2,855)          (602)
         Forgiveness of notes receivable from shareholders                          35             --              8
         Loss on disposal of fixed assets                                          232             --             --
         Write-off of purchased in-process research and development                 --          6,367             --
         Restructuring charges                                                   3,079             --             --
         Foreign currency translation                                              235            153            (34)
         Charge related to stock issued at discount                              1,357             --             --
         Changes in assets and liabilities:
              Receivables                                                        7,932         (5,443)        (3,414)
              Inventories                                                        1,162         (3,061)          (934)
              Prepaid royalties and licenses                                       492         (3,277)        (1,779)
              Income taxes receivable                                           (3,751)            --             --
              Other current assets                                                  51           (281)            (8)
              Trade accounts payable                                              (422)           943          1,424
              Accrued and other liabilities                                      1,262          1,289            244
              Accrued restructuring charges                                      1,440
              Deferred revenue                                                   2,771            407             --
                                                                              --------       --------       --------
   Net cash used by operating activities                                        (2,741)        (1,579)          (400)
                                                                              --------       --------       --------

Cash flows from investing activities:
   Purchase of equipment                                                        (1,190)        (1,026)          (323)
   Acquisitions of software development                                         (2,171)        (2,708)           (44)
      costs and in-process technologies
   Purchase of goodwill, trademark and brand                                    (2,404)            --             --
   Other                                                                            36           (170)            --
                                                                              --------       --------       --------
   Net cash used by investing activities                                        (5,729)        (3,904)          (367)
                                                                              --------       --------       --------

Cash flows from financing activities:
   Credit line borrowings                                                        2,025         16,358          4,869
   Credit line repayments                                                       (4,573)        (8,410)        (4,869)
   Borrowings (repayments) under term loans - net                                7,496         (1,282)         1,476
   Capital lease and other obligations repayment - net                            (992)          (611)          (373)
   Proceeds from issuance of common stock                                        6,183            526            481
                                                                              --------       --------       --------
   Net cash provided by financing activities                                    10,139          6,581          1,584

Effect of exchange rate change on cash and cash equivalents                        (81)          (131)           (78)
                                                                              --------       --------       --------
Net increase in cash and cash equivalents                                        1,588            967            739
Cash and cash equivalents at beginning of year                                   2,093          1,126            387
                                                                              --------       --------       --------
Cash and cash equivalents at end of the year                                  $  3,681       $  2,093       $  1,126
                                                                              ========       ========       ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                                 $  1,584       $    552       $    178
Income taxes paid                                                             $    308       $  2,592       $  1,910
SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING AND INVESTING ACTIVITIES
Equipment acquired through capital lease obligations                          $    984       $  1,462       $    768
Common stock received in satisfaction of receivable                                320             --             --
Repayment of payables and accrued and other liabilities with IMSI common         3,238             --             --
stock
Repayment of term loans with IMSI common stock                                   2,606             --             --
Acquisition of technology and assets in exchange for:
   Long term debt                                                                   --            300             --
   Trade payables                                                                   --            383             --
   Notes payable                                                                 4,030          1,034             --
   Common stock                                                                    970          5,240             --



                 See Notes to Consolidated Financial Statements

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

International Microcomputer Software, Inc. ("IMSI" or the "Company") was incorporated in California in November 1982. IMSI has wholly-owned subsidiaries located in Tucson, Arizona; Munich, Germany; Sydney, Australia; London, England; Johannesburg, South Africa; Paris, France; and Stockholm, Sweden. IMSI develops and publishes PC productivity software in the precision design (computer assisted drawing), graphic design (visual content), business applications, and utilities categories targeted to small to medium-size businesses, professionals, and consumers.

BASIS OF PRESENTATION AND REALIZATION OF ASSETS

The financial statements have been prepared on a basis that contemplates IMSI's continuation as a going concern and the realization of our assets and liquidation of our liabilities in the ordinary course of business. We have an accumulated deficit of $26,402,000 at June 30, 1999, and negative cash flows from operations of $2,741,000 in fiscal 1999. IMSI is also in default of various loan covenants. These matters, among others, raise substantial doubt about our ability to remain a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty. IMSI's continued existence is dependent on its ability to obtain additional financing sufficient to allow it to meet its obligations as they become due and to achieve profitable operations.

IMSI plans to meet its working capital needs in the coming fiscal year through sales or license of the rights to its non-core products. As part of its restructuring strategy, IMSI plans to reduce the number of its product categories by approximately 75% through sales of its non-core product lines. To this end, IMSI sold the rights to the Easy Language product for $1.7 million in August 1999. Moreover, IMSI has engaged in, and expects to engage in, discussions with third parties concerning sale of a material part of its remaining non-core product lines. The sale of the rights to these products is consistent with our strategy of focusing on our core products while transitioning to the Internet. This strategy also includes reducing our costs through manufacturing and warehouse outsourcing, facilities consolidation, and personnel reductions.

IMSI has received $1.3 million in tax refunds in the first quarter of fiscal year 2000 and $2.1 million in the second quarter of fiscal year 2000. We anticipate that we will receive an additional $300,000 in income tax refunds in fiscal year 2000. IMSI believes that the cash derived from the sale of non-core product lines and its tax refunds will improve its working capital position significantly. If our restructuring efforts succeed in improving our financial performance, management believes it will be able to obtain the additional financing our working capital needs require. There can be no assurance that we will be successful in our efforts.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of IMSI and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Significant estimates used in the consolidated financial statements include the estimates of (i) doubtful accounts, sales returns, price protection and rebates (ii) anticipated future gross revenues from products for which software development costs have been capitalized, (iii) provision for income taxes and realizability of the deferred tax assets, (iv) the life and realization of identifiable intangible assets, (v) restructuring costs and (vi) provisions for obsolete inventory. The amounts IMSI will ultimately incur or recover could differ materially from IMSI's current estimates. The underlying assumptions and facts supporting these estimates could change in fiscal 2000 or thereafter.

REVENUE RECOGNITION

Revenue is recognized when earned. For fiscal 1999 the Company has adopted American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, With Respect to Certain Transactions. Prior to fiscal 1999 the Company followed SOP 91-1. Revenue from packaged product sales to distributors, resellers and end users is recorded when related products are shipped. For software delivered via the Internet, revenue is recorded when the customer downloads the software. Subscription revenue is recognized ratably over the contract period, generally 12 to 15 months. Non-refundable advanced payments received under license agreements are recognized as revenue when the customer accepts the delivered software. Revenue from software licensed to developers, including royalties earned in excess of non-refundable advanced payments, is recorded as the developers ship products containing the licensed software. Costs related to post-contract customer support, which are minimal and include limited telephone support for certain products, are accrued. Sales to distributors permit certain limited rights of return. Return reserves are provided based on historical experience considering factors such as inventory held by distributors and resellers and sales trends. Provisions are also recorded for price protection and rebates based on historical experience.

CONCENTRATIONS
Financial instruments that potentially subject IMSI to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. IMSI sells a majority of its products to a limited number of distributors. At times, cash balances held at financial institutions were in excess of federally insured limits. We place our cash and cash equivalents at well-known, quality financial institutions. Cash held at foreign locations totaled $959,000 as of June 30, 1999. Although IMSI maintains receivable insurance on its largest customers and also performs ongoing credit evaluations in the normal course of business, it generally requires no collateral on its product sales.

Two distributors accounted for more than 10% of IMSI's net revenue in fiscal 1999, 1998, and 1997. Ingram Micro represented 18.3%, 20.4% and 11.9% and Tech Data represented 9.0%, 12.7% and 10.9% of IMSI's net revenues for fiscal 1999, 1998, and 1997 respectively.

ROYALTY AGREEMENTS

IMSI has entered into certain agreements whereby it is obligated to pay royalties on software published. Royalties are generally paid based on a percentage of sales on respective products or on a fee per unit sold basis. Software royalties are expensed as product costs during the period in which the related revenues are recorded.

CASH AND CASH EQUIVALENTS

IMSI considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents.

CAPITALIZED SOFTWARE DEVELOPMENT COSTS AND LICENSE FEES

Costs incurred in the initial design phase of software development are expensed as incurred as research and development. Once the point of technological feasibility is reached, direct production costs are capitalized in compliance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." IMSI ceases capitalizing computer software costs when the product is available for general release to customers. Costs associated with acquired completed software are capitalized. Total capitalized software development costs at June 30, 1999 and 1998 were $8,289,000 and $5,261,000 respectively, less accumulated amortization of $5,433,000 and $3,160,000, respectively.

IMSI amortizes capitalized software development costs on a product-by-product basis. The amortization for each product is the greater of the amount computed using (a) the ratio of current gross revenues to the total of current and anticipated future gross revenues for the product or (b) 18 or 36 months, depending on the product. IMSI evaluates the net realizable value of each software product at each balance sheet date and records write-downs to net realizable value for any products for which the carrying value is in excess of the estimated net realizable value.

Effective April 1, 1998, IMSI increased the amortization period from 18 to 36 months for costs related to visual content license fees. IMSI now adheres to a 36 month amortization period for all visual content license fees, excluding those visual content assets obtained in the Zedcor, Inc. acquisition (see Note
3). These Zedcor, Inc. acquisition costs are being amortized over 60 months. Total amortization expense of capitalized software and license fees, all of which was charged to product costs, was $3,000,000, $1,196,000, and $224,000 in fiscal years 1999, 1998, and 1997, respectively.

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

IMSI reserves a portion of its inventory book value to account for anticipated inability to sell some products at a net realizable value greater than their recorded cost. Products that are in IMSI's inventory but are not currently being sold are fully reserved. Reserves for other products that IMSI will continue to sell in the normal course of business but will no longer manufacture or actively market have been increased as part of IMSI's restructuring. As of June 30, 1999, IMSI's inventory reserves for product inventories related to IMSI's restructuring and its plan to divest non-core products total $2,096,000. All inventory reserves are recognized as a component of cost of goods sold

FURNITURE AND EQUIPMENT

Furniture and equipment are stated at cost. Depreciation of furniture and equipment is computed using the straight-line method over the estimated useful lives of the respective assets of 3 to 5 years. Depreciation of software and computer equipment is computed using the straight-line method over an estimated useful life of 3 years.

INCOME TAXES

Income taxes are accounted for using the asset and liability approach for financial reporting. IMSI recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amount and the tax basis of assets and liabilities and net operating loss and tax credit carry forwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

FOREIGN CURRENCY TRANSLATION

The asset and liability accounts of foreign subsidiaries are translated from their respective functional currencies at the rates in effect at the balance sheet date, and revenue and expense accounts are translated at weighted average rates during the periods. Foreign currency translation adjustments are included in other comprehensive income. Foreign currency transaction gains and losses are included in the Statement of Operations.

LONG LIVED ASSETS

IMSI follows SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Deposed Of which requires that long-lived assets, certain identifiable intangibles, and goodwill related to those assets be written down to fair value whenever events or changes indicate that the carrying amount of an asset may not be recoverable. IMSI's policy is to review the recoverability of all intangible assets at a minimum of once per year and record an impairment loss when the undiscounted cash flows do not exceed the carrying amount of the asset.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of cash and cash equivalents, accounts receivable and accounts payable approximates carrying value due to the short-term nature of such instruments. The fair value of long-term obligations are not determinable due to covenant defaults.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 1998, the AcSEC issued SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for

Internal Use. This statement requires companies to capitalize qualifying computer software costs incurred during the application development stage and amortize them over the software's estimated useful life. IMSI currently capitalizes the costs associated with developing or purchasing internal use software and amortizes these costs over the software's estimated useful life.

In June 1998, The Financial Accounting Standards Board ("FASB") issued SFAS No 133, Accounting for Derivative Instruments and Hedging Activities, which defines derivatives, requires that all derivatives be carried at fair value and provides for hedge accounting when certain conditions are met. SFAS No. 133, as amended by SFAS No. 137, is effective for IMSI in fiscal 2002. Although IMSI has not fully assessed the implications of SFAS No. 133 as amended, IMSI does not believe that the adoption of this statement will have a material effect on financial condition or results of operations.

RECLASSIFICATIONS

Certain fiscal 1998 and 1997 amounts have been reclassified to conform to the fiscal 1999 presentation.

2. RESTRUCTURING CHARGE

In response to its large year to date losses in fiscal year 1999, IMSI initiated a company-wide restructuring of its operations. After approval by IMSI's Board of Directors, IMSI announced on June 24, 1999 that it had completed development of its plan of restructuring. The major actions of the restructuring plan were as follows:

     -   Manufacturing and warehouse outsourcing.
     -   Facilities consolidation.
     -   Personnel reductions.
     - Divestiture of non-core products and focus on high margin product lines.

IMSI began its restructuring in June 1999 and anticipates completing its restructuring by the end of the second quarter of fiscal year 2000. All restructuring costs that would have been recognized through cost of sales in the normal course of business (inventory, royalties, license fees, capitalized software, manufacturing salaries) are included in the income statement as a component of costs of goods sold and amount to $3,272,000. Other restructuring costs that would have been reported as operating expenses in the normal course of business are reported in the income statement under the line item entitled "restructuring charge," and amount to $1,508,000.

In accordance with EITF 94-3, the restructuring charges recognized as of June 30, 1999, are not associated with or do not benefit activities that will be continued and are not associated with or are not incurred to generate revenues after the restructuring plan's commitment date. These costs are either incremental to other costs incurred by IMSI in the conduct of its activities prior to the commitment date and will be incurred as a direct result of the restructuring plan or represent amounts under a contractual obligation that existed prior to the commitment date and will either continue after the restructuring plan is completed, with no economic benefit to the enterprise, or IMSI will incur a penalty to cancel the contractual obligation.

A summary of the restructuring charge follows (in thousands):

                                                      Cash         Non-Cash         Total
                                                     ------         ------         ------
Write down of inventory for discontinued
products                                             $   --         $2,096         $2,096
Write down of furniture, fixtures, equipment
and leasehold improvements                               --            423            423
Write down of intangibles associated with                --            525            525
discontinued products
Abandoned leases and associated costs                   753                           753
Consolidation of foreign offices                        195                           195
Warehouse transition costs                              284                           284
Personnel reduction and severance costs                 469             35            504
                                                     ======         ======         ======
                                                     $1,701         $3,079         $4,780
                                                     ======         ======         ======

3. ACQUISITIONS

Zedcor, Inc.

In October 1998, IMSI acquired all the outstanding common stock of Zedcor, Inc., an Internet provider of art and animations. The total purchase price of $3.5 million consisted of $970,000 in IMSI stock (176,455 shares at $5.50 per share), $300,000 in cash (paid by IMSI in November 1998), and $2,230,000 payable pursuant to an eight percent secured promissory note. As of June 30, 1999, the note balance was satisfied by IMSI (see Note 7, "Zedcor Fee Agreement"). The operating results of Zedcor are included in the statement of operations from the date of acquisition. The purchase price for Zedcor, Inc. was allocated as follows:

Net working capital                                                      $   93,000
Capitalized software development costs (visual content products)          3,000,000
Goodwill                                                                    407,000
                                                                         ----------
                                                                         $3,500,000
                                                                         ==========


Pro forma results of operations for fiscal 1998 (as restated), assuming that the Zedcor acquisition occurred at the beginning of each year would be as follows (in thousands except per share amounts). Pro forma results for fiscal 1999 would not be materially different from those reported and are not presented:

                                          1998 (unaudited)
                                          ----------------
Revenues                                      $ 62,988

Income (loss) before taxes                        (978)

Net income (loss)                                 (538)

Diluted earnings (loss) per share             $  (0.10)

Org Plus

On March 13, 1998, IMSI sold the rights to Family Heritage, a product acquired from Corel Corp. in September 1997, to Mindscape, Inc., which was subsequently acquired by The Learning Company ("TLC"), for a purchase price of $2.5 million (plus $115,000 for inventories and prepaid royalties). The purchase price was split into four equal payments of $625,000, the first of which was paid upon closing, and the second payment was paid July 15, 1998. The remaining installments were due October 15, 1998, and January 15, 1999. However, no separate notes payable for such amounts were issued by Mindscape. On September 29, 1998, TLC paid IMSI approximately $1.7 million representing amounts due to IMSI, from the Family Heritage sale ($1,250,000) and other existing contractual agreements ($430,000). On October 2, 1998, TLC and IMSI entered into a software license agreement whereby TLC sold Org Plus to IMSI in exchange for $3.5 million as follows: $1.7 million paid by IMSI on October 2, 1998, and $450,000 payments due on each of January 1, 1999, April 1, 1999, July 1, 1999, and October 1, 1999. The September 29, 1998 $1.7 million cash receipt from TLC and the $3.5 million October 2, 1998 purchase of Org Plus from TLC were accounted for as one transaction; accordingly, IMSI recorded the acquisition of Org Plus at a net amount of $1.8 million. No revenue was recognized by IMSI as a result of these transactions.

In January 1999, IMSI and TLC agreed to amend the terms of the Org Plus agreement to allow IMSI to settle the $1.8 million cash obligation by the issuance of 200,000 shares of IMSI's common stock. IMSI agreed that if TLC sells any shares within 30 days following the effectiveness of a registration statement covering the 200,000 shares, IMSI will pay TLC the difference between the sales price and $8.50 per share in cash, or at IMSI's option, by issuing additional shares based on the average share price during the thirty day protection period. Based on the June 30, 1999 share price, IMSI was contingently liable to pay TLC $725,000 under this protection clause. A registration statement was filed on June 8, 1999 for the 200,000 shares, but that registration statement is not yet effective.

On August 27, 1999, TLC (now owned by Mattel) served upon IMSI an arbitration demand based on allegations that IMSI failed to timely file the registration statement and asserting that the original obligation was revived. Management believes that it has reached an agreement in principal with Mattel for the issuance of 300,000 additional shares of common stock in satisfaction of any breach, however no written agreement has been executed between the parties.

Fiscal Year 1998

During the first quarter of fiscal year 1998, IMSI completed the following four acquisitions accounted for using purchase accounting. The aggregate purchase prices for the acquisitions were comprised, and allocated, as follows:

COMPONENTS OF PURCHASE PRICES FOR ACQUISITIONS

                 NUMBER OF
                 SHARES OF      VALUE OF                                   ASSUMPTION      AGGREGATE
                  COMMON         COMMON          NOTES                       OF NET         PURCHASE
SELLER            STOCK          STOCK          PAYABLE         CASH       LIABILITIES        PRICE
------          ----------     ----------     ----------     ----------     ----------     ----------
Quarterdeck             --     $       --     $       --     $1,000,000     $       --     $1,000,000
MapLinx                 --             --        233,500        233,500        383,000        850,000
MediaPaq            20,000        240,000             --             --        160,000        400,000
Corel              346,020      5,000,000        640,000             --             --      5,640,000
                ----------     ----------     ----------     ----------     ----------     ----------
                   366,020     $5,240,000     $  873,500     $1,233,500     $  543,000     $7,890,000
                ==========     ==========     ==========     ==========     ==========     ==========

ALLOCATION OF AGGREGATE PURCHASE PRICES OF ACQUISITIONS

                     PURCHASED IN-PROCESS
                         RESEARCH AND
SELLER                    DEVELOPMENT         CAPITALIZED SOFTWARE           GOODWILL
------                    -----------         --------------------           --------
Quarterdeck               $  517,000               $  483,000               $       --
MapLinx                      506,000                  331,000                   13,000
MediaPaq                     300,000                  100,000                       --
Corel                      5,044,000                  517,000                   79,000
                          ----------               ----------               ----------
                          $6,367,000               $1,431,000               $   92,000
                          ==========               ==========               ==========

ACQUISITION OF PRODUCTS AND IN-PROCESS TECHNOLOGIES FROM COREL CORPORATION

On September 30, 1997, the Company acquired the rights to three completed products (Corel(R)Flow, Lumiere(TM) and Family Heritage(TM) (formerly, Corel Family Tree(TM))) and four in-process technologies (CorelCAD(TM), Corel Click and Create(TM), Visual CADD(TM) and Corel Personal Architect(TM)) in the CAD, diagramming and consumer categories from Corel (the "Acquisition"), for $5 million in IMSI common stock (346,020 shares valued at approximately $14.45 per share) and $640,000 in notes payable due in two installments, $140,000 due in March 1998 (which was paid on June 3, 1998 with the proceeds from the Company's borrowings under its new May 4, 1998 bank credit line), and $500,000 due in September 1998. The Company allocated the $5,640,000 as described below, based upon a discounted net cash flow analysis utilizing management's estimates and costs to enable such technologies to reach technological feasibility and upon a valuation.

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


- $5,044,000 relating to the four in-process technologies was expensed as purchased in-process research and development in the quarter ended September 30, 1997. At the time of the Acquisition, the Company determined that the technological feasibility of the four in-process technologies had not yet been established and that, as of September 30, 1997, such technologies had no alternative future uses. These technologies required additional research and developmental efforts to develop these products into commercially viable products. From September 30, 1997 through June 30, 1998, the Company spent approximately $300,000 on research and development to have the four in-process technologies reach technological feasibility. CorelCAD products (now called TurboCAD Solid Modeler and TurboCAD 3D Modeler) were released in March 1998. Sales for the two products for fiscal year ended June 30, 1998 were approximately $700,000 and approximately $100,000 in fiscal year 1999. Products called Click and Create and Personal Architect were released in June 1998. Click and Create, now called Multimedia Fusion, had sales of $244,000 in fiscal year 1998 and $340,000 in fiscal year 1999. The relevant technology in Personal Architect was included in the new version of Floorplan. Floorplan sales totaled $13,166,000 in fiscal year 1999. Visual CADD (version 3) was released in the second quarter of fiscal year 1999 and had fiscal year 1999 sales of $419,000.

- $517,000 relating to the three completed products was allocated to capitalized software to be amortized over the shorter of the period of expected revenues or 18 months, pursuant to the Company's amortization policy for capitalized software development costs discussed in Note 1. The Family Heritage product was released in two versions, Family Heritage and Family Heritage Deluxe, which were released in November and December 1997, respectively. The Company had net revenues of approximately $300,000 from Family Heritage products during the fiscal year 1998. The Family Heritage product was sold on March 13, 1998. The Company released products formerly known as Lumiere and Flow in June 1998. Sales of Lumiere and Flow in fiscal year 1999 were $385,000 and $634,000, respectively.

-       $79,000 was allocated to goodwill to be amortized over 3 years.

ACQUISITION OF PRODUCTS AND IN-PROCESS TECHNOLOGIES FROM QUARTERDECK CORPORATION

On July 1, 1997, the Company acquired certain products and in-process technologies from Quarterdeck, who was subsequently purchased by Symantec, for a cash payment of $1 million. The Company utilized a discounted net cash flow model with various estimates and assumptions to allocate the purchase price. The discounted net cash flow analysis as of July 1, 1997 was based upon management's estimates of future net revenue from the products/technologies over the next three fiscal years, based upon expected unit sales and average selling prices of comparable products, expected product costs and other operating expenses. The expected future net cash flows were discounted using a 23% rate for in-process technologies and 18% for existing products. Based upon the Company's estimates of future cash flows and costs to have certain of these technologies reach technological feasibility and based upon a valuation, the Company allocated the purchase price as follows:

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

- $483,000 was allocated to capitalized software to be amortized over the shorter of the life of the products' expected revenues or 18 months, pursuant to the Company's amortization policy for capitalized software development costs discussed in Note 1. Such capitalized software related to Quarterdeck's product Hijaak Pro. During the fiscal year ended June 30, 1998 and 1999, the Company had net revenues from Hijaak Pro of approximately $2.0 million and $1.2 million, respectively.

ACQUISITION OF PRODUCTS AND IN-PROCESS TECHNOLOGIES FROM MAPLINX CORPORATION

On July 1, 1997, the Company acquired certain products and in-process technologies from MapLinx Corporation for a total purchase price of $850,000 as follows: $233,500 in cash, a note payable for $233,500 and $383,000 in assumed net liabilities. The Company utilized a discounted net cash flow model with various estimates and assumptions to allocate the purchase price. The discounted net cash flow analysis as of July 1, 1997 was based upon management's estimates of future net revenues from the product/technologies over the next three fiscal years, based upon expected unit sales and average selling prices of comparable products, expected product costs and other operating expenses. The expected future net cash flows were discounted using a 23% rate for in-process technologies and 18% for existing products. Based upon the Company's estimates of future cash flows and costs to have certain technologies reach technological feasibility and based upon a valuation, the Company allocated the purchase price between two products, MapLinx Mail Manager and MapLinx, and goodwill as follows:

- $506,000 was allocated to purchased in-process research and development related to MapLinx Mail Manager. At the time of the acquisition, management believed that technological feasibility of MapLinx Mail Manager had not yet been established and that, as of July 1, 1997, these technologies had no alternative future uses. This technology required additional research and developmental efforts to develop these products into commercially viable products. During the fiscal years ended June 30, 1998 and 1999, the Company spent approximately $120,000 and $80,000, respectively, on research and development. MapLinx Mail Manager was released in the second quarter of fiscal 1999. Revenue from MapLinx Mail Manager totaled $394,000 in fiscal year 1999.

- $331,000 was allocated to capitalized software related to the MapLinx product, to be amortized over the shorter of the life of the period of expected revenues or 18 months, pursuant to the Company's amortization policy for capitalized software development costs discussed in Note 1. During the fiscal year ended June 30, 1998, the Company had net revenues from MapLinx of approximately $1.5 million. MapLinx had revenues of $439,000 in fiscal year 1999.

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

- Sales of MasterClips family products totaled $17 million in fiscal 1998 and $12 million in fiscal 1999.

4. AMENDED BANK LINE OF CREDIT AND TERM LOAN

On May 4, 1998 IMSI entered into a line of credit agreement with Union Bank of California ("Union") under which it could borrow the lesser of $13.5 million or 80% of eligible accounts receivable, at Union's reference rate plus 1/2% or LIBOR plus 2%, at IMSI's option. We borrowed up to approximately $10.0 million under the line of credit agreement. Union also provided IMSI a $1.5 million term loan at the same interest rate. The line of credit was to expire on October 31, 1999 and the repayment of the term loan was due on the same date. Due to IMSI's defaults under the agreements, the line of credit was revised as of September 24, 1998 to a non-revolving, reducing loan with no further borrowings available. The interest rate was set at Union's reference rate plus 3%. The amended loan agreements require IMSI to comply with certain financial covenants including maintenance of net worth and working capital requirements. The revised loans were due on September 30, 1999. Under the terms of the agreements, all assets not subject to liens of other financial institutions have been pledged as collateral against the loans.

As of September 30, 1999, IMSI is in default of many of these covenants. IMSI reduced the debt owed to Union to approximately $4.8 million. IMSI anticipates it will be able to repay the remaining amount owed to Union with proceeds to be received from non-core product line sales or license. Given the intent of IMSI to repay Union with such proceeds, IMSI is negotiating with Union to obtain a 60-day forbearance to provide time to allow IMSI to cure its defaults.

5. SUBORDINATED LOAN FACILITY WITH WARRANTS

On November 3, 1998, IMSI borrowed $2.5 million under a three-year subordinated loan facility with Silicon Valley Bank. The interest rate is 12%. As part of the loan facility, detachable warrants, which have a five-year term, are issuable to purchase shares of IMSI's common stock as follows:

If not paid in full prior to:  Warrants to be issued  Exercise price per share
-----------------------------  ---------------------  ------------------------
     November 3, 1998                30,000               $   7.00
     October 31, 1999                 5,000                   7.00
     January 31, 2000                25,000                   7.00
     April 30, 2001                  65,000                   6.00
     October 31, 2001               125,000                   5.00

Management estimated that the fair value of the warrants, using the Black Scholes option-pricing model, was $776,000. This value will be recorded as additional interest expense over the life of the loan. IMSI has recorded interest expense of $172,000 for the year ended June 30, 1999 for these warrants. The valuation assumes the loan will not be repaid until November 3, 2001 and all warrants will be issued. The assumptions used in the valuation were exercise of the warrants at expiration, 57% volatility and a risk-free interest rate of 5.5%

6. SUBORDINATED CONVERTIBLE DEBT

On May 24, 1999, IMSI entered into a securities purchase agreement and related agreements with BayStar Capital, L.P. ("BayStar"). We issued BayStar a three year $5 million principal amount 9% Senior Subordinated Convertible Note, due May 24, 2002 with interest paid quarterly. The note is convertible, at BayStar's option, into shares of common stock at any time at an initial conversion price of $7.5946 per share, which is 115% of the market price of the common stock on the closing date of the transaction. We agreed to register the shares issuable to BayStar.

The conversion price is subject to adjustment if we issue or sell stock in defined transactions for less than the conversion price. Additionally, on the 12 month anniversary of the closing date, if the market price of the common stock is lower than $6.604, then the conversion price will be adjusted to the greater of (i) 115% of the average of the price of the common stock for the twenty (20) trading days immediately preceding May 24, 2000 or (ii) $4.6228.

BayStar also received a warrant to purchase 250,000 shares of common stock at an initial exercise price of $7.5946. Management estimated that the fair value of the warrants, using the Black Scholes option-pricing model, was $1,162,000. This value will be recorded as additional interest expense over the life of the loan. IMSI has recorded interest expense of $65,000 for the year ended June 30, 1999 for this warrant. The assumptions used in the valuation were exercise of the warrants at expiration, 57% volatility and a risk-free interest rate of 5.5%. We may be required to issue additional shares depending on the occurrence of specified events, including the failure to make timely interest payments on the convertible note. In particular, in lieu of any late interest payment, we may be required to issue shares of common stock to BayStar equal to 200% of the amount of the late interest payment divided by the closing price of the common stock on the date prior to payment. Furthermore, we may need to adjust the stated interest rate, adjust the conversion price of the note, adjust the exercise price of the warrant, or issue additional shares to prevent dilution resulting from stock splits, stock dividends or other equity or debt placements. A penalty of 1% of the principal amount per month accrues for each month subsequent to September 21, 1999 until the shares to be issued to BayStar are included in an effective registration statement. A registration statement on Form S-3 was filed on June 25, 1999 which includes 1,375,000 shares of stock issuable to BayStar, but that registration statement is not yet effective.

7. ISSUANCE OF COMMON STOCK

Shares of common stock were issued as a result of the following agreements that IMSI entered into during fiscal year 1999:

Zedcor Fee Agreement. On February 25, 1999, IMSI entered into a fee agreement with the former shareholders of Zedcor. Under the terms of the Zedcor Fee Agreement, IMSI issued 150,321 shares of common stock, valued at $11.438 per share, and will issue an additional 40,476 shares of common stock in satisfaction of the balance owed to the former shareholders of Zedcor (the principal amount of which is $1,503,000) under the terms of the acquisition described in Note 3. In May 1999, IMSI entered into an agreement with Zedcor and its former shareholders pursuant to which IMSI agreed to issue 10,000 shares of common stock in consideration of the release of a security interest in favor of the former Zedcor shareholders and certain other agreements by those shareholders.

Asset Purchase Agreement. On December 24, 1998, IMSI purchased certain assets of Clipartconnection.com, an Internet provider of art and animation, for a purchase price of 18,053 shares of common stock valued at $150,000.

Garay Fee Agreement. On January 11, 1999, IMSI entered into a fee agreement with the Law Offices of Mark Garay, Inc. ("Garay") Under the terms of the Garay Fee Agreement, IMSI issued 11,112 shares of common stock, valued at $10.25 per share, in satisfaction of a $100,000 debt owed for legal services performed.

TLC Fee Agreement. On October 2, 1998, The Learning Company ("TLC") and IMSI entered into a software license agreement whereby TLC sold Org Plus to IMSI in exchange for current and future cash payments. In January 1999, IMSI and TLC agreed to amend the terms of the Org Plus agreement to allow IMSI to settle the $1.8 million portion of the unpaid purchase price by the issuance of 200,000 shares of common stock, valued at $12.00 per share. See Note 3, above. See also "Future Performance and Additional Risk Factors - Potential Penalties for Agreements Relating to Registration of Shares."

Greentree Fee Agreement. On February 18, 1999, IMSI entered into a fee agreement with Greentree to satisfy a $150,000 debt owed to Greentree under the terms of a software license agreement between IMSI and Greentree. In settlement of this debt, IMSI issued to Greentree 18,053 shares, valued at $11.00 per share.

Capital Ventures International Agreement. On March 3, 1999, we entered into a stock purchase agreement with Capital Ventures International ("CVI"). CVI paid us $5 million and we issued 437,637 shares of our common stock, valued at $11.42 per share.

We may be required to issue additional shares to CVI if the market price of our common stock on future dates before March 4, 2000 is less than $11.42. Our obligation to issue additional shares to CVI is subject to a share limit, initially defined as an additional 187,558 shares, which may be increased if we conduct an equity or convertible rights transaction, within defined parameters, on or before March 4, 2000.

Additionally, either 18 months after March 3, 1999, or if we announce within that time period a capital transaction as defined in the agreement, then CVI can purchase up to $3 million worth of additional shares of our common stock, at a price initially defined as not less than $7.9975, which allows CVI to purchase a maximum of 375,117 additional shares. The price for the optional purchase of additional shares may be adjusted, with provisions that protect CVI against dilution by a stock split, and ensure that CVI will realize the benefit of any merger or distribution of shares.

CVI also received a warrant to purchase 131,291 shares of common stock with an initial exercise price of the warrant of $14.8525 per share. The warrant expires March 5, 2003. The warrant may be exercised at any time after March 3, 2000, or earlier in the event we have a capital transaction as defined in the agreement. The initial exercise price is $14.8525 per share. The exercise price and number of shares issued is subject to adjustment with anti-dilution provisions similar to the provisions for the optional additional share purchase.

A total of 1,131,603 shares are potentially issuable to CVI. We filed a registration statement on Form S-3 on June 8, 1999 for that number of shares, but that registration statement is not effective. Under the agreement with CVI, if the registration statement was not declared effective before July 3, 1999, then we are obligated to pay CVI one percent of the amount invested by CVI for the first month after July 3, 1999, and two percent for each month thereafter until the registration statement is declared effective.

CVI notified us that it believes that as a result of the BayStar Financing, the floor price relating to the possible issuance of additional shares to CVI should be lower than $7.9975, resulting in the issuance of more shares. We disagree with CVI's assertions concerning reduction to this share limit price. There have been negotiations with CVI to resolve the issue of whether additional shares or other consideration will be given to CVI. CVI may in the future file a lawsuit against us asserting the above-described claims and possibly other claims, seeking damages and other relief including issuance of additional shares to CVI. If CVI were ultimately to prevail in any such action, we might be required to pay damages and/or issue additional shares of common stock to CVI. We cannot provide any assurances concerning the outcome of any such action, if brought.

Homestyles Agreement. On January 11, 1999, IMSI entered into a fee agreement with Homestyles to satisfy a $90,000 debt IMSI owed under the terms of various software license agreements. In settlement of this debt, IMSI issued 10,000 shares of common stock, valued at $10.25 per share.

Minnevich Agreement. On January 11, 1999, IMSI entered into a fee agreement with Minnevich to satisfy a $45,000 debt owed under the terms of various software license agreements. In settlement of this debt, IMSI issued 5,000 shares of common stock, valued at $10.25 per share.

Gateway Agreement. On March 1, 1999, IMSI entered into a fee agreement with Gateway to satisfy a $72,000 debt owed under the terms of various manufacturing agreements. In settlement of this debt, IMSI issued 8,000 shares of common stock, valued at $11.438 per share.

Spatial Agreement. On March 25, 1999, IMSI entered into a fee agreement with Spatial to satisfy a $45,000 debt owed under the terms of various software license agreements. In settlement of this debt, IMSI issued 5,000 shares of common stock, valued at $11.25 per share.

StarBase Agreement. On March 26, 1999, IMSI entered into a fee agreement with StarBase to satisfy a $121,000 debt owed under the terms of various software license agreements. In settlement of this debt, IMSI issued 10,750 shares of common stock, valued at $10.25 per share.

Americ Disc Agreement On April 5, 1999, IMSI entered into a stock transfer agreement with Americ Disc to satisfy a $700,000 debt owed for an outstanding balance relating to duplication services. In settlement of this debt, IMSI issued 63,987 shares of common stock, valued at $10.94 per share. Additionally, Americ Disc received warrants to purchase 13,000 shares at $14.23 exercisable for a period of four years.

Software Syndicate Fee Agreement. On June 7, 1999, IMSI entered in a fee agreement with Software Syndicate to satisfy a $152,000 debt owed under terms of various license agreements. In settlement, IMSI issued 21,690 shares of common stock, valued at $7.00 per share.

The common stock issued to retire debt with a face value of $3,950,000 was valued at the closing price of the common stock on the date of settlement. This value was $1,357,000 greater than the face value of the respective debt retired. The debt retirement resulted in an extraordinary charge of $1,398,000, or $0.22 per share, for this value difference including $41,000 for the cost incurred to register the common stock.

8.  SEGMENT INFORMATION

IMSI has four reportable operating segments: North America, the United Kingdom, Germany and Australia Each segment generates revenues and incurs expenses related to the sale of our PC productivity software. Revenues and expenses related to our expansion to the Internet are not material and are included in the results of North America. IMSI has determined that the chief operating decision maker is the Company's CEO who regularly reviews separate country profit and loss reports. For purposes of reporting segment information under SFAS No. 131, we have combined those countries that do not meet the quantitative threshold in "Rest of World." General and administrative costs at the corporate level, interest expense and the amortization of intangibles, capitalized software development costs and license fees are not allocated to individual countries and are included in the North America segment. Intangible assets are included in the assets of the North America segment and are not allocated to the other segments. Inter-segment revenues represent sales between segments and are accounted for at cost plus a predetermined margin. The inter-segment transactions are eliminated in the preparation of the consolidated financial statements. The following table details segment information as of and for the years ended June 30 as follows (in thousands):

                                          North                                              Rest of    Elimina-
                                         America          UK        Germany     Australia     World       tions    Total
                                         -------          --        -------     ---------     -----      ------    -----
Fiscal year 1999:
Net Revenues - external customers        $ 25,249     $  3,188     $  4,199     $  2,471     $  2,572             $ 37,679
             - inter-segment                2,736           --           --           --           --     (2,736)       --
Operating Income (loss)                   (23,259)          42       (1,152)         414           65              (23,890)
Interest and other expense, net            (1,900)           0            1            6           13               (1,880)
Identifiable assets                        22,446          827        1,757        1,038        1,076               27,144
Depreciation and amortization expense       4,133           62           72           23           18                4,308
Income tax expense (benefit)                   22          113            0           34           68                  237
Extraordinary item                         (1,398)          --           --           --           --               (1,398)
Net Income (loss)                         (26,466)         (71)      (1,151)         386         (103)             (27,405)

Fiscal year 1998:
Net Revenues  - external customers         43,593        5,193        7,195        3,585        2,499               62,065
              - inter-segment               5,294           --           --           --           --     (5,294)       --
Operating Income (loss)                    (5,444)       1,585        1,742        1,498          705                   86
Interest income (expense)                    (766)         (15)          12            3            7                 (759)
Identifiable assets                        29,435        1,224        2,787        1,453          756               35,655
Depreciation and amortization expense       3,979           77           46           27           18                4,147
Income tax expense (benefit)                 (334)           0            0           31            0                 (303)
Net Income (loss)                          (5,812)       1,551        1,754        1,465          672                 (370)

Fiscal year 1997:
Net Revenues - external customers          27,632        3,923        5,724        2,685        1,875               41,839
             - inter-segment                6,991                                                         (6,991)
Operating Income (loss)                     3,570         (354)       1,474         (310)         (13)               4,367
Interest income (loss)                       (130)          (5)           0            3            2                 (130)
Identifiable assets                        12,799        1,280        1,334        1,147        1,013               17,573
Depreciation and amortization expense       1,974           61           21           26           16                2,098
Income tax expense (benefit)                1,609            0            0           31            0                1,640
Net Income (loss)                        $  2,033     $   (411)    $  1,473     $   (420)    $    (78)            $  2,597


Each segment generates revenues from all of our product categories. Revenues by categories are as follows (in thousands):


                                             1999                              1998                             1997
                                      $                %                $                %                $                %
                                  --------         --------         --------         --------         --------         --------
Precision design                  $ 13,168               35%        $ 15,658               25%        $ 11,302               27%
Graphic design                      12,928               34%          18,911               31%          19,461               47%
Business applications                8,013               21%           8,981               14%           2,558                6%
Utilities                            3,921               11%          11,759               19%           4,816               12%
Other products                       2,511                7%           8,160               13%           4,656               10%
Increase in sales reserves          (2,862)              -8%          (1,404)              -2%            (954)              (2)%
                                  --------         --------         --------         --------         --------         --------
Total net revenues                $ 37,679              100%        $ 62,065              100%        $ 41,839              100%
                                  ========         ========         ========         ========         ========         ========

9. INVENTORIES

At June 30, inventories consist of (in thousands):

                                  1999             1998
                                 -------         -------
Raw materials                    $ 2,343         $ 2,882
Finished goods                     3,897           4,282
                                 -------         -------
                                   6,240           7,164
Reserves for obsolescence         (3,345)           (615)
                                 -------         -------
                                 $ 2,895         $ 6,549
                                 =======         =======

As of June 30, 1999, IMSI's inventory reserves for obsolescence included charges of $2,096,000 related to the Company's restructuring and its plan to divest non-core product lines in order to focus on a limited number of higher margin product lines.

10.  FURNITURE AND EQUIPMENT

At June 30, furniture and equipment consist of (in thousands):

                                       1999            1998
                                     -------         -------
Computer and office equipment        $ 5,575         $ 4,965
Software                                 944             701
                                     -------         -------
                                       6,519           5,666
Accumulated depreciation              (2,887)         (2,236)
                                     -------         -------

                                     $ 3,632         $ 3,430
                                     =======         =======

11.  INCOME TAXES

The provision (benefit) for taxes on income for the years ended June 30, 1999, 1998, and 1997 was comprised of the following (in thousands):

                                      1999            1998            1997
                                     -------         -------         -------
Current:
                Federal              $(3,990)        $ 2,065         $ 1,778
                State                      0             397             324
                Foreign                  215             211             140
                                     -------         -------         -------
                                      (3,775)          2,673           2,242
                                     -------         -------         -------
Deferred
                Federal                3,565          (2,424)           (285)
                State                    447            (431)            (63)
                Foreign                    0            (121)           (254)
                                     -------         -------         -------
                                       4,012          (2,976)           (602)
                                     -------         -------         -------

Total tax provision (benefit)        $   237         $  (303)        $ 1,640
                                     =======         =======         =======

Deferred tax balances consisted of the following (in thousands):

                                                                 June 30,
                                                            1999          1998
                                                           ------        ------
Current assets
        Allowance for doubtful accounts and returns        $2,125        $1,362
        Accrued vacation and other liabilities                 97           293
        Inventory reserve                                     386           192
        Foreign reserves and other                             --           157
        Accrued restructuring costs                           574            --

        Research and development credit                     95               --

                                                      --------         --------
                                                         3,277            2,004
Noncurrent assets
        Package design costs                               154              176
        NOL carryforward                                 4,396               58
        Purchased intangibles                            3,790            2,596
        Other                                                0               80
                                                      --------         --------
                                                        11,617            4,914

Valuation allowance                                    (11,126)              --

                                                      --------         --------
Total assets                                               491            4,914

Current liabilities                                         --              (87)
Noncurrent liabilities
        Capitalized software development costs              --               (5)
        Deferred state taxes                                --             (229)
        Other                                              (26)              --

                                                      --------         --------
Total liabilities                                          (26)            (321)

                                                      --------         --------
Net deferred tax assets                               $    465         $  4,593
                                                      ========         ========

At June 30, 1999, IMSI had an operating loss carryforward of approximately $11,400,000 for federal tax purposes, which expires in various amounts from 2001 to 2019 and related carryforwards for state purposes.

The effective tax rate differs from the federal statutory rate for the years ended June 30 as follows (in thousands):

                                              1999             1998             1997
                                            --------         --------         --------
Federal tax at 34% statutory rate           $ (8,762)        $   (229)        $  1,441

State tax provision, net of
   federal benefit                            (1,504)             (56)             172

Change in valuation allowance                 11,126               --             (138)

Cost (benefit) related to offshore
   intellectual property                          --             (335)             335

In-process technology write off,
   nondeductible for tax                          --              102               --

Foreign sales corporation benefit                 --               --              (68)

Other                                           (623)             215             (102)
                                            --------         --------         --------
Total income tax provision (benefit)        $    237         $   (303)        $  1,640
                                            ========         ========         ========

12.  EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable as a result of the exercise or conversion of stock options, warrants or other convertible securities. A total of 1,611,100 potentially dilutive securities for the year ending June 30, 1999 and 627,517 for the year ending June 30, 1998 have not been included because their inclusion would be anti-dilutive.

The weighted average numbers of shares outstanding (denominator) used to calculate basic earnings per share are reconciled to the numbers of shares used in calculating diluted earnings (loss) per share as follows (in thousands):

                                           FOR THE YEARS ENDED JUNE 30,
                                          1999         1998         1997
                                          -----        -----        -----
Shares used to compute basic EPS          6,275        5,513        4,946
Add effect of dilutive securities:
  Stock options                              --           --          736
                                          -----        -----        -----
Shares used to compute diluted EPS        6,275        5,513        5,682
                                          =====        =====        =====


13.  STOCK OPTIONS AND EMPLOYEE STOCK INCENTIVE PLANS

IMSI's 1992 Stock Option Plan authorizes the issuance of up to 900,000 shares of common stock. The 1993 Employee Incentive Plan, as amended, permits IMSI to grant options to purchase up to 2,925,000 shares of common stock to employees, directors and consultants at prices not less than the fair market value at date of grant for incentive stock options and not less than 85% of fair market value for nonstatutory stock options. These options generally expire 10 years from the date of grant and become exercisable ratably over a 4 to 5-year period. At June 30, 1999, 743,943 shares were available for future grants under the 1993 Plan. Option activity under the plans is as follows:

                                                       NUMBER OF     WEIGHTED AVERAGE
                                                        SHARES        EXERCISE PRICE
                                                        ------        --------------
Outstanding, July 1, 1997                              1,323,662         $ 3.19
Granted (weighted average fair value of $5.65)           316,914           7.69
Exercised                                               (133,456)          1.80
Canceled                                                (239,500)          4.21
                                                      ----------         ------
Outstanding, June 30, 1997                             1,267,620           4.27
Granted (weighted average fair value of $7.58)           925,525          13.13
Exercised                                               (171,952)          2.77
Canceled                                                (173,055)         11.39
                                                      ----------         ------
Outstanding, June 30, 1998                             1,848,138           8.18
Granted (weighted average fair value of $5.39)         1,049,825           7.60
Exercised                                               (164,150)          4.92
Canceled                                                (800,556)         10.81
                                                      ----------         ------
Outstanding, June 30, 1999                             1,933,257         $ 7.00
                                                      ==========         ======


Additional information regarding options outstanding as of June 30, 1999 is as follows:

                                  OPTIONS OUTSTANDING                                        OPTIONS EXERCISABLE
-----------------------------------------------------------------------------------      ---------------------------------
                                                   WEIGHTED AVG.
                                                   REMAINING
RANGE OF                     NUMBER                CONTRACTUAL       WEIGHTED AVG.       NUMBER             WEIGHTED AVG.
EXERCISE PRICES              OUTSTANDING           LIFE (yrs)        EXERCISE PRICE      EXERCISABLE        EXERCISE PRICE
$ 0.11 -  3.56                  365,894                 4.5              $1.92             355,880              $1.89
$ 3.67 -  5.92                  271,506                 6.9               4.34             199,209               4.21
$ 5.97 - 12.00                1,048,975                 8.9               7.83             125,190               8.75
$12.13 - 18.38                  246,882                 8.9              14.01               9,859              13.64
                              ---------                 ---              -----             -------              -----
                              1,933,257                 7.8              $7.00             690,138              $3.98
                              =========                 ===              =====             =======              =====

IMSI continues to account for stock-based awards issued to employees using the intrinsic value method in accordance with Accounting Principles Board No. 25, Accounting for Stock Issued to Employees and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements as all grants have been made at fair market value. SFAS No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income and earnings per share had IMSI adopted the fair value method in SFAS No. 123. Under this method, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from IMSI's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. IMSI's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life of 5 years in 1999 and 1998 and 7 years in 1997; stock volatility, 105% in fiscal 1999, 57% in fiscal 1998 and 72% in fiscal 1997; risk free interest rates, 5.5% in 1999, 5.77% in 1998 and 6.70% in 1997; and no dividends during the expected term. IMSI's calculations are based on a single option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 1999, 1998 and 1997 awards had been amortized to expense over the vesting period of the awards, pro forma amounts would have been:

                                                                   Restated
                                               1999                  1998                  1997
                                         --------------         --------------        --------------
Net income (loss)
      As reported                        $  (27,405,000)        $     (370,000)       $    2,597,000
      Pro forma                             (27,745,000)            (1,839,000)            2,074,000
Diluted earnings (loss) per share
      As reported                        $        (4.37)        $        (0.07)       $         0.46
      Pro forma                                   (4.42)                 (0.33)                 0.37

net income (loss) would have been $(27,745,000) ( ($4.42) per diluted share) in 1999, $(1,839,000) ($0.33) per diluted share) in 1998, and $2,074,000 ($0.37 per diluted share) in 1997.

14. COMMITMENTS

IMSI leases its facilities and certain equipment under various noncancelable operating lease agreements expiring through 2004. IMSI also leases equipment under capital leases, which expire at various dates through 2002. IMSI is required to pay property taxes, insurance, and normal maintenance costs on most property leases. Future minimum payments for capital leases and rental commitments for noncancelable operating leases with remaining terms of over one year at June 30, 1999 are as follows (in thousands):

                                       Capital Lease    Operating
                                       Obligations      Leases
                 Fiscal:
                 2000                      $1,018        $1,480
                 2001                         674         1,441
                 2002                         118         1,374
                 2003                                     1,206
                 2004                                       462
                                           ------        ------
Total minimum lease payments                1,810        $5,963
                                                         ======
Less amount representing interest              51
                                           ------
Capital lease obligations                   1,759
Less current portion                          960
                                           ------
Long term portion                          $  799
                                           ======


Capital lease obligations consist primarily of borrowings for computer equipment, furniture and fixtures and leasehold improvements. The average term is 3 years. Total rent expense for all operating leases was $1,294,000, $965,000, and $727,000 for the fiscal years ended June 30, 1999, 1998, and 1997 respectively.

15.  LONG-TERM DEBT.

Long-term debt consists of the following (in thousands):

                                                                 June 30,
                                                          ----------------------
                                                           1999           1998
Bank line of credit and term note (Note 4)                $ 6,154        $ 9,448
Subordinated loan facility, net of unamortized              1,896             --
  warrant cost of $604 (Note 5)
Subordinated convertible debt, net of unamortized           3,900             --
  warrant cost of $1,100 (Note 6)
Various promissory notes from product acquisitions             --            684
Capital leases                                              1,759          1,774
                                                          -------        -------
Total                                                      13,709         11,906
Less current portion                                        7,110         10,224
                                                          =======        =======
Total long term debt                                      $ 6,599        $ 1,682
                                                          =======        =======

16. RESTATEMENT.

AS OF AND FOR THE YEAR ENDED JUNE 30, 1998

Subsequent to the issuance of IMSI's 1998 financial statements, IMSI's management, after consultation with our current auditors, determined that we should have deferred the recognition of revenue related to three advanced royalty payments recorded in fiscal 1998 for certain technology licensing agreements. Previously, IMSI recognized revenue in the amount of these advanced payments upon execution of the licensing agreement. Upon reviewing certain licensing agreements, IMSI determined that it should have deferred the amounts of these advanced payments. The revenue related to these advance payments should have been recognized as it was earned as royalties under the terms of the agreements. As a result, the financial statements as of and for the year ended June 30, 1998 have been restated from amounts previously reported to defer recognition of $407,000 of revenue until earned as royalties in subsequent periods.

The significant effects of the restatement are as follows (in thousands, except per share data):

                                                     As
                                                     Previously       As
                                                     Reported         Restated
FOR THE YEAR ENDED JUNE 30, 1998
Revenues                                             $ 62,472         $ 62,065
Income (loss) before taxes                               (266)            (673)
Net income (loss)                                        (118)            (370)

Income (loss) per share - basic and diluted $        $  (0.02)        $  (0.07)

AT JUNE 30, 1998
Deferred revenues                                    $      0         $    407
Retained earnings                                    $  1,255         $  1,003


FOR THE FISCAL 1999 AND 1998 QUARTERLY PERIODS (UNAUDITED)

As of July 1, 1998, IMSI changed the amortization period for visual content from 36 months to 60 months. In the fourth quarter of fiscal year 1999, reevaluating the amortization periods, the Company revised the amortization period for visual content to 36 months, effective for the entire fiscal year. As a result, additional amortization charges of $99, $84 and $85 are attributable to the quarterly periods ended September 30, 1998, December 31, 1998 and March 31, 1999, respectively.


                                                 Increased
                                               amortization
                             Amortization      resulting from         Total
                            recorded using     revision to 36      amortization
Quarter ending                60 months            months         after revision
September 30, 1998               $158               $ 99               $257
December 31, 1998                 183                 84                267
March 31, 1999                    187                 85                272
                                 ====               ====               ====
                                 $528               $268               $796
                                 ====               ====               ====

IMSI recorded amortization of $569,000 for visual content in the quarter ending June 30, 1999, including the $268,000 of amortization from the revision to a 36 month amortization period.

Additionally, as discussed in Note 7, IMSI recorded an extraordinary charge related to the retirement of debt through the issuance of common stock. This charge, amounting to $1,398,000, resulted from transactions that occurred in the quarter ended March 31, 1999. The unaudited quarterly financial statements included in the Form 10-Q for the quarter ended March 31, 1999, did not include this charge as the Company originally had determined that the common stock issued in exchange for the debt had been issued at fair value. IMSI subsequently recognized the difference between the conversion price as agreed with the debt holders and the closing price of the Company's common stock on the date of settlement as a charge to earnings.

IMSI's management also determined that one $500,000 advanced royalty payment recognized in the first quarter of fiscal 1997 should have been recognized in the second, third and fourth quarters of fiscal year 1997.

The effect of restating previously issued quarterly financial information for revenue recognition related to technology license agreements in fiscal 1997, 1998 and 1999, for the amortization of visual content assets and for recording discounts associated with the retirement of debt with common stock, is as follows (in thousands). Information relative to quarterly periods is unaudited.

                                                                                  Diluted income (loss)
                                 Revenues                      Net Income              per share
                                                     ------------------------    ----------------------
Quarter Ended            As Reported    Restated     As Reported     Restated    As Reported   Restated
                         -----------    --------     -----------     --------    -----------   --------
  September 30, 1998      $ 13,360      $ 13,695      $ (1,214)      $ (1,106)     $(0.21)     $(0.20)

  December 31, 1998         10,261        10,275        (4,199)        (4,274)      (0.73)      (0.74)

  March 31, 1999             7,281         7,278        (9,692)        (9,780)      (1.52)      (1.54)

  June 30, 1999              6,431         6,431       (12,245)       (12,245)      (1.89)      (1.89)
                          ========      ========      ========       ========       =====      ======
Fiscal Year 1999          $ 37,333      $ 37,679      $(27,350)      $(27,405)     $(4.25)     $(4.37)
                          ========      ========      ========       ========       =====      ======

  September 30, 1997      $ 12,511      $ 12,511      $ (3,114)      $ (3,114)     $(0.60)     $(0.60)

  December 31, 1997         16,380        16,380         1,220          1,220        0.19        0.19

  March 31, 1998            16,671        16,436         1,145          1,000        0.18        0.15

  June 30, 1998             16,910        16,738           631            524        0.21        0.20
                          ========      ========      ========       ========       =====       =====
Fiscal year 1998          $ 62,472      $ 62,065      $   (118)      $   (370)      $(0.02)     $(0.07)
                          ========      ========      ========       ========       =====       =====

  September 30, 1996      $  8,112      $  7,612      $    410       $    104       $0.07       $0.02

  December 31, 1996         11,791        12,040           706            859        0.12        0.15

  March 31, 1997            10,489        10,701           622            752        0.11        0.13

  June 30, 1997             11,447        11,486           859            882        0.16        0.16
                          ========      ========      ========       ========       =====       =====
Fiscal year 1997          $ 41,839      $ 41,839      $  2,597       $  2,597       $0.46       $0.46
                          ========      ========      ========       ========       =====       =====


17.  CONTINGENCIES

Various lawsuits, claims and proceedings of a nature considered normal to our business are pending or have been asserted against us. Significantly, on April 23, 1998 IMSI began arbitration proceedings against Imageline, Inc. before the American Arbitration Association in San Francisco, California. IMSI requested that all matters within the scope of the agreements between Imageline and IMSI be resolved by arbitration, including a dispute in which Imageline sued Mindscape, Inc. for alleged copyright infringement, for which IMSI may be required to indemnify Mindscape, in whole or in part. IMSI further requested that the arbitration decide the rights and liabilities of the parties, and the validity of the copyrights under which Imageline asserted its claims against IMSI. IMSI also requested compensatory damages and attorney's fees.

On August 12, 1999 Imageline filed a counterclaim in the arbitration, alleging breach by IMSI of an agreement between the parties, including unauthorized sublicensing, and instituting arbitration proceedings without notice and opportunity to cure.

Imageline requested liquidated damages, alleged to be more than $200,000, compensatory damages of at least $500,000, punitive damages, legal fees, interest and costs. IMSI cannot provide any assurance as to the outcome of the arbitration. An adverse outcome on this matter could require IMSI to pay a large amount of damages to Imageline.

                                   SCHEDULE II

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES


                        Valuation and Qualifying Accounts

Years ended June 30, 1999, 1998 and 1997 (in thousands)

Column A                                        Column B               Column C             Column D             Column E

                                                                      Additions
                                                Balance at           charged to
                                               beginning of           costs and                                  Balance at
Description                                      period               Expenses             Deductions           end of period
                                                 -------               -------               -------               -------
Year ended June 30, 1999

Allowance for doubtful,
     returns, price discounts and                $ 4,081               $26,897               $23,533               $ 7,445
     rebates
                                                 -------               -------               -------               -------

Year ended June 30, 1998

Allowance for doubtful,
      returns, price discounts and               $ 2,943               $11,568               $10,430               $ 4,081
     rebates
                                                 -------               -------               -------               -------

Year ended June 30, 1997

Allowance for doubtful,
     returns, price discounts and                $ 1,302               $ 8,016               $ 6,375               $ 2,943
     rebates
                                                 -------               -------               -------               -------

(b) Reports on Form 8-K

Three reports on Form 8-K were filed during the last quarter of the fiscal year:

        On April 26, 1999, IMSI filed a report on Form 8-K reporting that its independent auditor, Deloitte & Touche LLP, resigned.

        On May 12, 1999, IMSI filed a report on Form 8-K reporting that Grant Thornton LLP was approved by a resolution of the Board of Directors as the Company's independent auditor.

        On May 24, 1999, IMSI filed a report on Form 8-K reporting that IMSI raised $5 million through a private placement of a three-year, 9% subordinated convertible note, with a fund managed by BayStar Capital, L.P. See Note 6 to the consolidated financial statements, "Subordinated Convertible Debt".

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Novato, State of California on October 27, 1999.

INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.


By: /s/ COSTA JOHN
   ----------------------
   Costa John
   Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer

                                POWER OF ATTORNEY

KNOW ALL BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints Costa John and Martin Sacks, and each of them, his attorneys-in-fact, and agents, each with the power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the Requirement of the Securities Exchange Act of 1934, the following persons in the capacities and on October 27, 1999 have signed this report below.


By: /s/ COSTA JOHN
    ---------------------
    Costa John
    Chief Executive Officer, Chief Financial Officer, Director


By: /s/ MARTIN SACKS
    ---------------------
    Martin Sacks
    Chairman of the Board of Directors


By: /s/ ABRAHAM OSTROVSKY
    ---------------------
    Abraham Ostrovsky
    Director


By: /s/ WILLIAM H. LANE III
    ---------------------
    William H. Lane III
    Director

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                          1999 FORM 10-K ANNUAL REPORT

                                  EXHIBIT INDEX


Exhibit Number                              Exhibit Title                                      Page
--------------                              -------------                                      ----
         3.01     Registrant's Amended and Restated Articles of Incorporation (1)

         3.02     Registrant's Bylaws, as amended to date (1)

         4.1      Securities Purchase Agreement dated March 3, 1999, between
                  IMSI and Capital Ventures International. (2)

         4.1a Securities Purchase Agreement dated May 24, 1999, between IMSI and BayStar Capital, L.P. (3)

         4.2 9% Senior Subordinated Convertible Note dated May 24, 1999, between IMSI and BayStar Capital, L.P (4)

         4.3 Common Stock Purchase Warrant Certificate dated May 24, 1999, between IMSI and BayStar Capital, L.P. (4)

         4.4 Registration Rights Agreement dated May 24, 1999, between IMSI and BayStar Capital, L.P. (4)

         21.1     Subsidiaries of the Registrant                                                 72

         23.1     Independent Auditors' Consent                                                  73

         23.2     Independent Auditors' Consent                                                  74

         27.1     Financial Data Schedule                                                        75





        (1) Incorporated by reference to exhibits of the same number to Registrant's Registration Statement on Form S-3 (File no. 33-69206) filed on September 22, 1993.

        (2) Incorporated by reference to an exhibit of the same number to Registrant's Report on Form 8-K filed on March 23, 1999.

        (3) Incorporated by reference to an exhibit numbered 4.1 to Registrant's Report on Form 8-K filed on May 24, 1999.

        (4) Incorporated by reference to an exhibit of the same number to Registrant's Report on Form 8-K filed on May 24, 1999.