Form 10-Q
period 1999-09-30
INTERNATIONAL MICROCOMPUTER SOFTWARE INC /CA/
filed 1999-11-15
CIK 814929

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the quarter ended SEPTEMBER 30, 1999
                                          ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                              -------------------  -------------------

                       Commission File Number    0-15949

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                   ------------------------------------------
             (Exact name of registrant as specified in its charter)

                 CALIFORNIA                              94-2862863
                 ----------                              ----------
       (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)                identification No.)

               75 ROWLAND WAY, NOVATO, CA                    94945
        ----------------------------------------           ----------
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

                                YES [X]    NO [ ]

As of November 8, 1999, 7,024,409 shares of Registrant's common stock, no par value, were outstanding.

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES
                                      INDEX

                                                                                             Page
                                                                                             ----
PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

             Condensed Consolidated Balance Sheets at September 30, 1999 and  June 30,  1999    3

             Condensed Consolidated Statements of Operations for the three months ended
                  September 30, 1999 and 1998                                                   4

             Condensed Consolidated Statements of Cash Flows for the three months ended
                  September 30, 1999 and 1998                                                   5

             Notes to Condensed Consolidated Financial Statements                               6

Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                        12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                            19

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                     20
Item 2.  Changes in Securities and Use of Proceeds                                             20
Item 3.  Defaults upon Senior Securities                                                       20
Item 4.  Submission of Matters to a Vote of Security Holders                                   20
Item 5.  Other Information                                                                     20
Item 6.  Exhibits and Reports on Form 8-K                                                      20

SIGNATURES                                                                                     21

           INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                September 30, 1999      June 30, 1999
                                                                ------------------      -------------
                                                                   (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                               $  3,113           $  3,681
  Receivables, less allowances for doubtful
    accounts, discounts and returns of $6,296 and $7,445                     3,355              4,933
  Inventories                                                                2,255              2,895
  Prepaid royalties and licenses                                             1,730              1,858
  Income tax refund receivable                                               2,448              3,751
  Other current assets                                                       1,155                758
                                                                          --------           --------
      Total current assets                                                  14,056             17,876

Furniture and equipment                                                      3,310              3,632
Deferred tax assets                                                            525                465
Capitalized software development costs                                       2,544              2,856
Other assets                                                                 2,178              2,315
                                                                          --------           --------
       Total assets                                                       $ 22,613           $ 27,144
                                                                          ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Short term borrowings                                                  $  5,735           $  7,110
   Trade accounts payable                                                    1,976              2,256
   Accrued and other liabilities                                             4,502              5,119
   Accrued restructuring charges                                             1,041              1,440
   Deferred revenue                                                          3,566              3,178
                                                                          --------           --------
     Total current liabilities                                              16,820             19,103

Long term debt and other obligations                                         6,145              6,599
                                                                          --------           --------
Total liabilities                                                           22,965             25,702

Commitments and contingencies                                                   --                 --

Shareholders' equity (deficit):
   Common stock, no par value; 300,000,000 authorized;
   Issued and outstanding 7,024,409 and 7,014,078 shares                    27,986             27,965
   Accumulated deficit                                                     (28,255)           (26,402)
   Accumulated other comprehensive income                                      167                129
   Notes receivable from shareholders                                         (250)              (250)
                                                                          --------           --------
      Total shareholders' equity (deficit)                                    (352)             1,442
                                                                          ========           ========
           Total liabilities and shareholders' equity (deficit)           $ 22,613           $ 27,144
                                                                          ========           ========

            See Notes to Condensed Consolidated Financial Statements

           INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    UNAUDITED

                                             Three months  ended September 30,
                                             ---------------------------------
                                                 1999                 1998
                                             ------------         ------------
                                                                   (Restated)
Net revenues                                 $      5,634         $     13,695
Product costs                                       3,182                5,469
                                             ------------         ------------
Gross margin                                        2,452                8,226

Costs and expenses:
   Sales and marketing                              2,041                5,684
   General and administrative                       1,914                1,744
   Research and development                         1,311                2,281
                                             ------------         ------------
Total operating expenses                            5,266                9,709
                                             ------------         ------------
Operating loss                                     (2,814)              (1,483)

Gain on product line sale                           1,440                   --
Interest and other, net                              (462)                (177)
                                             ------------         ------------
Income (loss) before income taxes                  (1,836)              (1,660)

Income tax provision (benefit)                         17                 (554)
                                             ------------         ------------
Net loss                                     ($     1,853)        ($     1,106)
                                             ============         ============

Basic and diluted loss per share             ($      0.26)        ($      0.20)

Shares used in computing loss
   per share information                            7,019                5,667

            See Notes to Condensed Consolidated Financial Statements

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                         1999                1998
                                                                       -------             -------
                                                                                          (Restated)
Cash flows from operating activities:
                                                                       -------             -------
  Net cash (used) provided by operating activities                      $  (93)             $  573
                                                                       -------             -------

Cash flows from investing activities:
   Proceeds from sale of product line                                    1,500                  --
   Purchase of equipment                                                   (36)               (269)
   Additions to capitalized software development costs                      --                (139)
   Other                                                                    (7)                 --
                                                                       -------             -------
   Net cash provided (used) by investing activities                      1,457                (408)
                                                                       -------             -------

Cash flows from financing activities:
   Credit line borrowings                                                                    2,025
   Credit line repayments                                                 (620)               (350)
   Repayment of term loan, net                                            (750)               (188)
   Repayment of capital lease obligations, net                            (621)                (67)
   Proceeds from issuance of common stock                                   21                  47
                                                                       -------             -------
  Net cash (used) provided by financing activities                      (1,970)              1,467
                                                                       -------             -------

Effect of exchange rate change on cash and cash equivalents                 38                 153
                                                                       -------             -------
Net increase (decrease) in cash and cash equivalents                      (568)              1,785
Cash and cash equivalents at beginning of period                         3,681               2,093
                                                                       -------             -------
Cash and cash equivalents at end of the period                         $ 3,113             $ 3,878
                                                                       =======             =======

SUPPLEMENTAL DISCLOSURES OF NON-CASH
FINANCING AND INVESTING ACTIVITIES
Equipment acquired through capital lease obligations                   $    --             $   239
IMSI common stock received in satisfaction of receivable               $    --             $   320

            See Notes to Condensed Consolidated Financial Statements

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

The interim condensed consolidated financial statements have been prepared from the records of International Microcomputer Software, Inc. and Subsidiaries ("IMSI") without audit. In the opinion of management, all adjustments, which consist only of normal recurring adjustments (other than those described below), necessary to present fairly the financial position at September 30, 1999 and the results of operations and cash flows as of and for the three months ended September 30, 1999 and 1998 have been made. The interim condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto contained in IMSI's Annual Report on Form 10-K for the fiscal year ended June 30, 1999. The results of operations for the three months ended September 30, 1999 and 1998 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

2.   REALIZATION OF ASSETS

The financial statements have been prepared on a basis that contemplates IMSI's continuation as a going concern and the realization of our assets and liquidation of our liabilities in the ordinary course of business. We have an accumulated deficit of $28.3 million and negative working capital of $2.8 million at September 30, 1999. IMSI is also in default of various loan covenants. These matters, among others, raise substantial doubt about our ability to remain a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty. IMSI's continued existence is dependent on its ability to obtain additional financing sufficient to allow it to meet its obligations as they become due and to achieve profitable operations.

To a large extent, IMSI plans to meet its working capital needs in the coming fiscal year through sales or license of the rights to non-core product lines. As part of its restructuring strategy, IMSI plans to reduce the number of its product categories by approximately 75%. To this end, IMSI sold the rights to the Easy Language product for $1.7 million in cash in August 1999 and recorded a gain of $1.4 million in the quarter ended September 30, 1999. IMSI has engaged in, and expects to engage in, discussions with third parties concerning the sale or licensing of a material part of its remaining non-core product lines. The sale or licensing of the rights to these product lines is consistent with our restructuring strategy of focusing on our core products while transitioning to the Internet. This strategy also includes reducing our costs through manufacturing and warehouse outsourcing, facilities consolidation, and personnel reductions.

IMSI received $1.3 million in tax refunds in the first quarter of fiscal year 2000 and an additional $2.1 million up to the date of filing this Form 10-Q. We anticipate that we will receive about $300,000 in further income tax refunds in fiscal year 2000. We believe that the cash derived from the sale or license of non-core product lines and tax refunds will improve our balance sheet and working capital position. If our restructuring efforts succeed in improving our operating performance, we believe we will be able to obtain the additional financing we will require to continue in business. There can be no assurance that we will be successful in our efforts. If these efforts are unsuccessful, IMSI will consider selling one or more of its core product lines.

3. RESTATEMENT OF FISCAL 1998 FINANCIAL STATEMENTS

On October 12, 1999, the last day that IMSI's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 (the "Fiscal 1999 Form 10-K") was due, IMSI and its independent auditors identified a $320,000 royalty transaction recorded in fiscal 1998, which appeared more appropriately recorded in the first quarter of fiscal 1999.

IMSI's management, after review of certain licensing agreements and consultation with our current and former auditors, determined that we should have deferred the recognition of revenue related to three advanced royalty payments recorded in fiscal 1998 for certain technology-licensing agreements. Previously, IMSI recognized revenue in the amount of these advanced payments upon execution of the licensing agreement. The revenue related to these advance payments should have been recognized as it was earned as royalties under the terms of the agreements. As a result, the financial statements as of and for the year ended June 30, 1998, including for the quarter ended September 30, 1999, have been restated from amounts previously reported to defer recognition of revenue until earned as royalties in subsequent periods. Because of the delay caused by the restatement, IMSI's fiscal 1999 Form 10-K was filed on October 28, 1999. See
Note 16 to the June 30, 1999 consolidated financial statements included in IMSI's fiscal 1999 Form 10-K.

A total of $407,000 of royalty income was deferred from fiscal year 1998 to fiscal year 1999. Royalty income of $335,000 has been added to the quarter ended September 30, 1998. As of July 1, 1998, IMSI changed the amortization period for visual content from 36 months to 60 months. In the fourth quarter of fiscal year 1999, reevaluating the amortization periods, the Company's management revised the amortization period for visual content back to 36 months, effective for the entire fiscal year. As a result, additional amortization charges of $99,000 are attributable to the quarterly period ended September 30, 1998.

The following table shows the effect of these restatements on the quarter ended September 30, 1998.

                                          As Reported            Restated
                                          -----------            --------
Net revenues                                $ 13,360             $ 13,695
Product costs                                  5,370                5,469
                                            --------             --------
Gross margin                                   7,990                8,226
                                            --------             --------

Operating loss                                (1,719)              (1,483)
                                            --------             --------

Net Income before Taxes                       (1,896)              (1,660)
Provision for Income Taxes                      (682)                (554)
                                            --------             --------
Net Income                                  $ (1,214)            $ (1,106)
                                            ========             ========

                                            --------             --------
Basic and diluted loss per share            ($  0.21)            ($  0.20)
                                            ========             ========

4.   REVENUE RECOGNITION

Revenue is recognized when earned. IMSI has adopted American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, With Respect to Certain Transactions in fiscal 1999. Revenue from packaged product sales to distributors, resellers and end users is recorded when related products are shipped. For software delivered via the Internet, revenue is recorded when the customer downloads the software. Subscription revenue is recognized ratably over the contract period, generally 12 to 15 months. Non-refundable advanced payments received under license agreements are recognized as revenue when the customer accepts the delivered software. Revenue from software licensed to developers, including royalties earned in excess of non-refundable advanced payments, is recorded as the developers ship products containing the licensed software. Costs related to post-contract customer support, which are minimal and include limited telephone support, are accrued. Sales to distributors permit limited rights of return. Return reserves are provided based on historical experience considering factors such as inventory held by distributors and resellers and sales trends. Provisions are also recorded for price protection and rebates based on historical experience.

5.   INVENTORIES

Inventories, consisting primarily of diskettes, manuals, hardware, freight in, production costs and packing supplies, are valued at the lower of cost or market and are accounted for on the first-in, first-out basis. Management performs periodic assessments to determine the existence of obsolete, slow moving and non-salable inventories, and records necessary provisions to reduce such inventories to net realizable value. Inventories consist of:

                                     September 30, 1999     June 30, 1999
                                     ------------------     -------------
Raw materials                              $ 2,673             $ 2,343
Finished goods                               2,436               3,897
                                           -------             -------
                                             5,109               6,240
Reserves for obsolescence                   (2,854)             (3,345)
                                           -------             -------
                                           $ 2,255             $ 2,895
                                           =======             =======

6.   CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Total capitalized software development costs were $8,289,000 at both September 30, 1999 and June 30, 1999 less accumulated amortization of $5,745,000 and $5,433,000, respectively.

7.   DEBT

IMSI's short-term borrowings and long term debt and other obligations consist of the following (in thousands):

                                                                SEPTEMBER 30,         JUNE 30,
                                                                    1999                1999
                                                                -------------       ------------
Short term borrowings
  Non-revolving, reducing loan with interest at bank's
      reference rate plus 3%, 11.25% at September 30, 1999          $   4,780       $      5,400
  Term loan with interest at bank's reference rate plus 3%                 --                750
  Capital lease obligations                                               955                960
                                                                 ------------       ------------
         Total short term borrowings                             $      5,735       $      7,110
                                                                 ============       ============

Long term debt and other obligations
  Subordinated loan facility due November 2001 with
      interest at 12% net of unamortized warrant cost
      of $539 and $604, respectively                             $      1,961       $      1,896
  Senior subordinated convertible note due May 2002
    with interest at 9% net of unamortized warrant cost
      of $1,003 and 1,100                                               3,997              3,900
  Capital lease obligations                                               187                803
                                                                 ------------       ------------
         Total long term debt and other obligations              $      6,145       $      6,599
                                                                 ============       ============

IMSI is in default of many of the covenants under its agreements relating to the non-revolving, reducing loan with Union Bank of California ("Union"). The loan was due September 30, 1999 and is unpaid. Under the terms of the loan agreement, Union can declare the loan to be immediately due and payable and can commence immediate enforcement and collection actions. Although there can be no assurances, IMSI anticipates it will be able to repay the remaining amount owed to Union with proceeds to be received from the planned sale or license of non-core product lines. IMSI is negotiating with Union to attempt to obtain a forbearance to provide time to allow IMSI to cure its default.

8.  SEGMENT INFORMATION

IMSI has five reportable operating segments. Four of the segments are geographic: North America, the United Kingdom, Germany and Australia. Each of these segments generates revenues and incurs expenses related to the sale of our PC productivity software. The last segment comprises the revenues and expenses related to ArtToday.com (formerly Zedcor, Inc.) our graphic design Internet subsidiary that was purchased in October of 1998 and previously was included in the results of the North America geographic segment. Revenue from our precision design Internet efforts are not yet material. The following table details segment information as follows (in thousands):

                                               Other
    Quarter Ended                              North                                         Rest of     Elimina-
  September 30, 1999          ArtToday.com    America       UK        Germany   Australia     World       tions       Total
---------------------------   ------------   --------    --------    --------   ---------    --------    --------    --------
Net Revenues-external           $    585     $  2,620    $    348    $    989    $    527    $    565    $     --    $  5,634
            -internal                             347          --          --          --          --        (347)         --
Income (loss) before taxes          (115)      (2,090)         10         169          86         104          --      (1,836)
Income tax expense (credit)                        15          --          --           7          (5)         --          17
Net Income (loss)                   (115)      (2,105)         10         169          79         109                  (1,853)
Identifiable assets             $     59     $ 20,723    $    547    $    675    $    290    $    319          --    $ 22,613

    Quarter Ended                              Other
     September                                 North                                         Rest of     Elimina-
      30, 1998 (restated)                     America       UK        Germany   Australia     World       tions       Total
                                             --------    --------    --------   ---------    --------    --------    --------

Net Revenues-external                        $  9,958    $    749    $  1,835    $    640    $    513    $     --    $ 13,695
            -internal                             542          --          --          --          --        (542)         --
Income (loss) before taxes                     (1,652)        (93)        167         157         (62)         --      (1,483)
Income tax expense (credit)                      (563)         --          --           9          --          --        (554)
Net Income (loss)                              (1,266)        (93)        167         148         (62)         --      (1,106)
Identifiable assets                          $ 21,085    $  1,100    $  3,257    $    839    $    863          --    $ 27,144

Pro forma results of operations for the quarter ending September 30, 1998 (as restated) assuming that the ArtToday.com acquisition occurred at the beginning of the quarter would be as follows (in thousands except per share amounts):

Revenues                                 $ 14,315

Loss before taxes                           1,587

Net loss                                    1,059

Diluted earnings (loss) per share         ($ 0.19)

9.   BASIC AND DILUTED EARNINGS PER SHARE

Net loss and the weighted average numbers of shares outstanding (denominator) used to calculate basic earnings per share are reconciled to the numbers of shares used in calculating diluted earnings per share as follows:

                                           Three Months Ended September 30,
                                           --------------------------------
                                               1999                 1998
                                           -----------          -----------
Net Loss                                   $(1,853,000)         $(1,106,000)
                                           ===========          ===========
Shares used to compute basic EPS             7,019,000            5,667,000
Add effect of dilutive securities:
  Convertible Note                             658,000                   --
  Warrants                                     263,000                   --
  Stock options                                674,000              589,000
                                           -----------          -----------
Shares used to compute diluted EPS           8,614,000(1)         6,256,000(1)
                                           ===========          ===========

(1)  Not presented as results were anti-dilutive

10.  COMPREHENSIVE INCOME (LOSS)

Comprehensive income includes changes in the balance of items that are reported directly in a separate component of stockholders' equity on the condensed consolidated balance sheets. The reconciliation of net loss to comprehensive loss is as follows.

                                        Three Months Ended September 30,
                                        --------------------------------
                                            1999                 1998
                                        -----------          -----------
Net Loss                                $(1,853,000)         $(1,106,000)
Other comprehensive (loss) gain
   Foreign currency translation
   adjustments                              (38,000)             153,000
                                        -----------          -----------
Total comprehensive loss                $(1,891,000)         $  (953,000)
                                        ===========          ===========

11.  SUBSEQUENT EVENTS

POTENTIAL DE-LISTING FROM THE NASDAQ NATIONAL MARKET

By letter of November 2, 1999, the Nasdaq National Market notified us that we did not meet the $4 million net tangible assets requirement for continued listing on the Nasdaq National Market. Our Fiscal 1999 Form 10-K reported net assets of $1.4 million. The Nasdaq National Market deducts goodwill from net assets to arrive at net tangible assets. As of June 30, 1999, IMSI had $1,156,000 of unamortized goodwill and net tangible assets of $286,000. A hearing before the Nasdaq Listings Qualifications Panel is scheduled for November 18, 1999, at which time we will present our plan for compliance with the net tangible assets requirement. There can be no assurance that IMSI will continue to be listed on the Nasdaq National Market. Any de-listing instituted by the Nasdaq would likely have an adverse and material effect on the price of IMSI's stock and on the ability of IMSI's shareholders to sell their shares. The securities laws of several states could impose limitations on the liquidity of the common stock. Such de-listing could also adversely affect IMSI's ability to obtain additional debt and/or equity financing and may result in the reduction in the amount and quality of securities analyst and news media coverage of IMSI.

POTENTIAL PENALTIES FOR AGREEMENTS RELATING TO REGISTRATION OF SHARES

We agreed to file one or more registration statements covering the resale of the shares described in Notes 6 and 7 to the consolidated financial statements in our Fiscal 1999 Form 10-K including shares issued or issuable under agreements with The Learning Company (now Mattel, Inc., "TLC"), Capital Ventures International ("CVI"), BayStar Capital, Americ Disc and Homestyles. We have filed registration statements pursuant to these agreements. The SEC Division of Corporate Finance has had, and may continue to have, comments related to our recent filings. We are working with the SEC to resolve these comments as soon as possible. However, as a result of delays in the effectiveness of the registration statements, we may be liable for financial penalties or other payments under the terms of the agreements. The aggregate amount of one or more of these penalties or other payments could have a material effect on our financial statements, business, liquidity and results of operations.

Under the agreement with CVI, where CVI invested $5 million, if the registration statement was not effective by July 3, 1999, then we may be obligated to pay CVI one percent of the amount invested by CVI for the first month after July 3, 1999 and two percent for each month thereafter until the registration statement is declared effective. Management believes that it has reached an agreement in principle with CVI whereby CVI will waive the penalties. However, we have not executed a written agreement with CVI.

On November 15, 1999, IMSI received a letter from BayStar Capital relating to the 9% Convertible Note due 2002, the Warrant, the Registration Rights Agreement and the Securities Purchase Agreement all dated May 24, 1999 (the "BayStar Agreements"). In the letter, BayStar stated that IMSI owes BayStar penalties relating to the failure of the registration statement relating to the securities underlying the Note and the Warrant to be declared effective by September 21, 1999. BayStar asserts in the letter that, after a 15-day notice period, it intends to exercise rights that it claims to have under the BayStar Agreements to modify the conversion terms of the Note so that the conversion price would be reset to the closing bid price for the common stock on the day before conversion of the Note. IMSI believes it is unclear from the letter and the language of the Note what rights BayStar believes it has under the BayStar Agreements that it purports to be asserting. There can be no assurances concerning the outcome of any subsequent discussions between BayStar and IMSI or any litigation that BayStar may subsequently initiate. If BayStar was entitled to convert, and did convert the Note at a conversion price based on the closing bid price of the common stock on the day before conversion rather than at the conversion price originally fixed in the Note (subject to adjustment), and if, as is true on the date of this Form 10-Q, the market price of the common stock was significantly below the conversion price originally fixed in the Note, such conversion could result in a materially larger number of shares of common stock being issued, with resulting dilution to existing shareholders.

Under the agreement with TLC, we agreed that if TLC sells any shares within 30 days following the effectiveness of a registration statement covering the 200,000 shares issued to TLC, we will pay TLC the difference between the sales price and $8.50 per share in cash, or at IMSI's option, by issuing shares based on the average share price during the thirty day protection period. On August 27, 1999 TLC served an arbitration demand on IMSI, alleging that IMSI failed to timely file a registration statement for the shares issued, and asserting that the original obligation was revived. Management believes that it has reached an agreement in principle with TLC to issue 300,000 shares of common stock in satisfaction of any alleged claim; however, no written agreement has been executed by the parties.

IMSI is attempting to reach a negotiated outcome with these entities, including negotiations for the issuance of additional shares of common stock. There can be no assurance that such negotiations will be successful. See Notes 6 and 7 to the consolidated financial statements in our Fiscal 1999 Form 10-K.

No liabilities have been recorded, and no accruals or reserves have been established, in the financial statements with respect to the potential penalties or payments described above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the consolidated financial statements and the notes thereto and in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in IMSI's Fiscal 1999 Form 10-K. This quarterly report on Form 10-Q, and in particular this "Management's Discussion and Analysis of Financial Condition and Results of Operations", may contain forward-looking statements regarding future events or the future performance of IMSI that involve certain risks and uncertainties including those discussed in the "Other Factors That May Affect Future Operating Results" section of this Form 10-Q, as well as in IMSI's Fiscal 1999 Form 10-K, as filed with the Securities and Exchange Commission ("SEC"). Actual events or the actual future results of IMSI may differ materially from any forward-looking statements due to such risks and uncertainties. IMSI assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. This analysis is not intended to serve as a basis for projection of future events.

RESULTS OF OPERATIONS

IMSI reported a net loss of $1,853,000 or ($0.26) per share for the quarter ended September 30, 1999, as compared to a net loss of $1,106,000 or ($0.20) per share for the comparable quarter of fiscal 1998, representing an increase in net loss of $747,000. We reported an operating loss of $2,814,000 for the quarter ending September 30, 1999 as compared to an operating loss of $1,483,000 for the quarter ending September 30, 1998. In the quarter ended September 30, 1999, we sold the Easy Language product for $1.7 million in cash and realized a gain of $1,440,000 on the sale. This gain offsets a portion of the current period's higher net loss.

NET REVENUES

Net revenues for the three month period ended September 30, 1999 were $5,634,000 compared to $13,695,000 in the comparable quarter of the previous fiscal year, representing a decrease in net revenues of 58.9%. Product revenues in absolute dollars and as a percentage of total net revenues for each of IMSI's principal product categories were as follows for the periods indicated (in thousands):

                                           Three Months Ended September 30,
                              ----------------------------------------------------------
                                        1999                               1998
                              ------------------------          ------------------------
Precision Design              $ 1,795               32%         $ 3,777               28%
Graphic Design                  2,520               44%           4,268               31%
Business Applications           2,006               36%           3,135               23%
Utilities                       1,039               18%           3,580               26%
Other Products                    498                9%           3,842               28%
Sales Reserves                 (2,224)             -39%          (4,907)             -36%
                              -------          -------          -------          -------
Net  Revenues                 $ 5,634              100%         $13,695              100%
                              =======          =======          =======          =======

Product category revenues are shown gross of sales reserves recorded in the respective quarters for returns, price discounts and rebates. Accrued sales reserves totaled $5,344,000 at September 30, 1999 as compared to $6,719,000 at June 30, 1999. Except for a portion of rebates that are payable to a non-customer processing agent, reserves for returns, price discounts and rebates are classified along with allowances for doubtful accounts as contra receivables on IMSI's balance sheet. A total of $452,000 and $553,000 of rebate reserves were classified as accrued liabilities at September 30, 1999 and June 30, 1999, respectively. Sales reserves are based on estimates of future activity and by their nature are subject to certain risks and uncertainties, which could cause actual results to differ materially from estimates.

Revenues in the precision design category decreased for the three-month period ended September 30, 1999 by $1,982,000 or 52% from the comparable period in fiscal 1998.

TurboCAD and Floorplan revenue both declined significantly, as intense competition characterized the computer-aided design software market. Unit volume and average selling price both declined.

Revenue in the graphic design category decreased by $1,748,000 or 41% for the three-month period ended September 30, 1999 from the comparable period of fiscal 1998. Within the category, MasterClips revenue declined by 51% in comparison to the prior year period. MasterClips, which historically is updated every 6 to 9 months, has not been updated recently, and this is a significant factor in the decline in sales. IMSI's Internet subsidiary, ArtToday.com, Inc., contributed to sales with $585,000 in net revenue during the quarter.

Revenues in the business applications category for the three-month period ended September 30, 1999 decreased by $1,129,000 or 36% from the comparable period of fiscal 1998. TurboProject sales improved were comparable to the prior year and HiJaak sales increased 103%. But a number of other products in this category are not core products. Under IMSI's restructuring plan, IMSI is not spending as much on marketing non-core products as during the comparable period last year, and such reduced spending contributed to the decline in revenues during the first quarter of fiscal 2000.

Revenues in the utilities category for the three month period ended September 30, 1999 decreased by $2,541,000 or 71%, from the comparable period of fiscal 1998. In the United States particularly, intense price competition and rebates impacted consumer-oriented software products, including the utilities category. The utilities products have also not been updated recently, which contributed to the decline in sales, in both unit volume and average selling price.

Revenues in the other products category for the three month period ended September 30, 1999 decreased by $3,343,000, or 87.0%, from the comparable period of fiscal 1998. The decrease was primarily due to a discontinuation of products in this category.

Sales decreased in all categories due to the continuing trends of intense price competition and rebates. These trends had particular impact in consumer-oriented software products such as MasterClips, FloorPlan and the Utilities products. Intense price competition continued in both the United States and Europe, although there were no rebates in Europe. These trends decrease revenue as a result of decreased average selling price. The volume of units sold also decreased. The decline in sales was due to both reduced unit volume and lower average selling prices. In addition, net revenues declined because many of IMSI's consumer software products have not been updated recently. Product updates are an important competitive factor in maintaining unit sales volume, share of the market, and shelf space in distribution. Our reduction in advertising expenses also is a factor in causing reduced sales in all product lines.

Net revenues from domestic sales decreased by $6,753,000 or 67.8%, to $3,205,000, or 56.9% of net revenues, for the three month period ended September 30, 1999, from $9,958,000 or 72.7% of net revenues, for the comparable period in the previous fiscal year.

Net revenues from international sales declined by $1,308,000 or 35%, and were $2,429,000 or 43.1% of net revenues for the three month period ended September 30, 1999, compared to $3,737,000 or 27.3% of net revenues for the three months ended September 30, 1998. Net revenues from international sales increased as a percentage of total sales because of the much steeper decline in domestic sales as a part of the total.

IMSI's international net revenues in the three-month period ended September 30, 1999 were generated primarily from Germany, Australia, South Africa, the United Kingdom and France. As compared to the three-month period in the prior year, sales declined 17.7% in Australia, declined 53.5 % in the United Kingdom, and declined 46.1% in Germany.

Although IMSI believes that the risks associated with transactions in foreign currencies are mitigated by diversified exposure to multiple currencies, our operating results may be affected by the risks customarily associated with international operations, including changes in the value of the dollar versus other currencies, increases in duty rates, exchange or price controls, longer collection cycles, government regulations, political instability and changes in international tax laws.

During the quarter ended September 30, 1999, the Company's significant new product releases and upgrades included:

        - Stanley(R) Home Design Software, released August 31, 1999, developed and marketed in alliance with The Stanley Works. Stanley Home Design is a software tool that allows residential home remodelers to draw and preview a prospective home in 3D. The product is a combination of the capabilities found in IMSI's Floor Plan and TurboProject products.

        - FloorPlan 3D Design Suite v5, released August 31, 1999, is an easy to use tool for Home and Garden design projects. Floor Plan allows the customer to transform designs into 3D walkthroughs.

        - Form Tool v4, and Form Tool Express 4.0, released September 30, 1999, are fast and easy tools for effective forms management. Form Tool has built-in relational data base support, incorporates drag-and-drop design, powerful data storage, and integrated scanning and OCR technology. Customers may design and print business forms quickly, or choose from over 400 pre-built templates. The customer can then complete and electronically sign and route the form over a company Intranet to other people in the organization. Data is automatically stored in an integrated relational database.

Product returns often increase when IMSI introduces upgrades and new versions of products. New version releases may result in an increase in return reserves of previous versions. Therefore, new product introductions by competitors also increase returns. As of September 30, 1999, management considered likely product upgrades and factored in an appropriate return reserve for such products accordingly.

PRODUCT COSTS

Product costs decreased from $5,469,000 to $3,182,000 representing an increase as a percentage of net revenues from 39.9% to 56.5% for the three-month periods ended September 30, 1998 and September 30, 1999, respectively. Major factors were decreased selling prices for our products due to price protection and end user rebate and costs associated with the refurbishment of returned products in the United States. Product costs also increased as a percentage of net revenues because of the amortization of capitalized software and license fees over a lower sales base.

IMSI amortizes capitalized software development costs and license fees on a product-by-product basis. The amortization for each product is the greater of the amount computed using (a) the ratio of current gross revenues to the total of current and anticipated future gross revenues for the product or (b) the economic life of such product. Generally, capitalized software development costs are amortized at minimum over 18 to 36 months, and license fees are amortized over 36 months.

Aggregate amortization of such costs was $623,000 and $656,000 in the three-month periods ended September 30, 1999 and September 30, 1998, respectively.

SALES AND MARKETING

Sales and marketing expenses decreased from $5,684,000 to $2,041,000 for the three month periods ended September 30, 1998 and September 30, 1999, respectively, a decrease of 64.1%. Sales and marketing expenses as a percentage of net revenues decreased from 41.5% to 36.2% of net revenues for the three-month periods ended September 30, 1998 and September 30, 1999, respectively. The decrease is primarily due to reduced advertising, marketing staff, merchandisers and corporate sales representatives, and lower overhead expense. Staff reductions and reduced expenses have occurred as part of IMSI's restructuring plan. These reductions had a significant effect in the first quarter of fiscal year 2000.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased from $1,744,000 to $1,914,000 for the three-month periods ended September 30, 1998 and September 30, 1999, respectively. General and administrative expenses as a percentage of net revenues increased from 12.7% to 34.0% of net revenues for the three month period ended September 30, 1998 and September 30, 1999, respectively. The increase as a percentage of revenues reflected reduced sales volume for the first quarter of fiscal 2000 and the addition of the general and administrative expenses of ArtToday.com, Inc., our Internet subsidiary. ArtToday.com was acquired in October 1998. ArtToday.com's general and administrative expenses were not included in the expenses reported for the three months ending September 30, 1998. ArtToday.com had net revenue of $585,000, operating expenses of $611,000 including general and administrative expense of $326,000 and an operating loss of $112,000 during the three months ended September 30, 1999. Increased amortization and depreciation were also factors in increased general and administrative expense. IMSI's total employees in the United States declined from 258 as of September 30, 1998, to 140 as of September 30, 1999.

RESEARCH AND DEVELOPMENT

Research and development expenses decreased in amount from $2,281,000 to $1,311,000 for the three-month periods ended September 30, 1998 and September 30, 1999. This decrease was primarily attributable to a decrease in domestic employees as part of the restructuring, and reduction in the number of products under development as part of the streamlining of IMSI's product offerings. ArtToday.com had research and development expense of $145,000 during the three-month period ended September 30, 1999. ArtToday.com's research and development expense was not included in the comparable period of last year. Research and development costs as a percentage of net revenues increased from 16.7% to 23.3% of net revenues for the three month periods ended September 30, 1998 and September 30, 1999, respectively. The percentage increase reflected IMSI's commitment to invest in research and development for its core products, and for our Internet subsidiary, ArtToday.com, and reflected the decline in sales for the first quarter of fiscal 2000.

OTHER EXPENSE, NET

Other expense, net, which consists of interest expense on short- and long-term borrowings as well as net gains or losses on foreign currency transactions, increased from an expense of $177,000 for the three-month period ended September 30, 1998, to $462,000 for the three-month period ended September 30, 1999. For the three-month period ended September 30, 1999, other expense, net included $92,000 in foreign exchange gain, $162,000 in warrant amortization, and $392,000 of interest expense, compared to $105,000 in foreign exchange gain and $282,000 of interest expense for the comparable period in the previous fiscal year. We are paying higher interest rates, and this category of expense includes the amortization of warrants issued in connection with debt, an expense that IMSI did not incur in the comparable period last year.

PROVISION FOR INCOME TAXES

IMSI did not record a tax benefit in the quarter ending September 30, 1999 for our domestic tax losses because of the uncertainty of realization. Our effective tax rate was 33.4% for the three-month period ended September 30, 1998. We adhere to Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1999, we had $3,113,000 in cash and cash equivalents. Although our cash and cash equivalents declined by only $568,000 from $3,681,000 at June 30, 1999, working capital declined by $1,537,000 from a negative $1,227,000 at June 30, 1999 to a negative $2,764,000 at September 30, 1999. The decline in working capital was partially due to the accumulation of an additional $388,000 in deferred revenue as of September 30, 1999 as compared to June 30, 1999.

Despite our net loss of $1,853,000, operating activities used net cash of $93,000 in the three months ending September 30, 1999 primarily due to the collection of trade receivables and income tax refunds. IMSI has received $1.3 million in tax refunds in the first quarter of fiscal year 2000 and about $2.1 million to date in the second quarter of fiscal year 2000. We anticipate that we will receive approximately an additional $300,000 in income tax refunds in fiscal year 2000.

Our investing activities during the three months ended September 30, 1999, provided $1,457,000 in cash, primarily from the sale of a non-core product line.

Our financing activities used net cash of $1,970,000 for the three-month period ended September 30, 1999. During the quarter ended September 30, 1999 we repaid $621,000 of capital lease obligations. We also repaid Union Bank's $750,000 term loan and paid down the bank's non-revolving reducing loan to us (our former credit line) by $620,000.

The loans with Union Bank were due on September 30, 1999. The $4,780,000 balance on the non-revolving reducing loan is unpaid. Under the terms of the loan agreement, Union Bank can declare the loan to be immediately due and payable and can commence immediate enforcement and collection actions. We anticipate that we will be able to repay the remaining amount owed with proceeds we expect to generate from the sale or license of non-core product lines. IMSI is in the process of negotiating with Union to attempt to obtain a forbearance to provide time to allow IMSI to cure its defaults. Enforcement and collection actions by Union Bank could have a material adverse effect on IMSI's business, operating results and financial condition.

IMSI will require additional working capital to meet its ongoing operating expenses, to execute its continued transition to the Internet, to develop new products, and to conduct other activities. IMSI believes that its existing cash and cash equivalents will be insufficient to satisfy IMSI's working capital and capital expenditure requirements over the next 12 months. The large accumulated losses of IMSI and the relative small amount of shareholder's equity remaining as of September 30, 1999 will make it difficult for IMSI to obtain new debt or equity financing. See Note 2 to the condensed consolidated financial statements concerning realization of assets and basis of presentation.

To a large extent, IMSI plans to meet its working capital needs in the coming twelve months through sale or license of the rights to its non-core products. As part of its restructuring strategy, IMSI plans to reduce the number of its product SKU's by approximately 75% through sales of its non-core product lines. To this end, IMSI sold the rights to the Easy Language product for $1.7 million in August 1999. IMSI has engaged in, and expects to engage in, discussions with third parties concerning sale or license of a material part of its remaining non-core product lines. The sale or license of the rights to these products is consistent with our strategy of focusing on our core products while transitioning to the Internet. This strategy also includes reducing our costs through manufacturing and warehouse outsourcing, facilities consolidation, and personnel reductions.

IMSI believes that the cash derived from the anticipated sale or license of non-core product lines and its tax refunds will improve its balance sheet and working capital position. If our restructuring efforts succeed in improving our financial performance, management believes it will be able to obtain the additional financing our working capital needs require. There can be no assurance that we will be successful in our efforts. If these efforts are unsuccessful, IMSI will consider selling one or more of its core product lines.

Our forecast period of time through which our financial resources will be adequate to support our working capital and capital expenditure requirements is a forward-looking statement that involves risks and uncertainties, and actual results could vary. The factors described in "Risk Factors", here and in our Fiscal 1999 Form 10-K, will affect our future capital requirements and the adequacy of our available funds. No assurance can be given that needed financing will be available on terms attractive to us, or at all. Furthermore, any additional equity financing, if available, may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. If IMSI fails to raise capital when needed, then lack of capital will hamper our ability to continue as a going concern.

IMSI had no material commitments for capital expenditures as of September 30, 1999.

IMSI's international revenues are generally denominated in foreign currencies of IMSI's subsidiaries. Consequently, a decrease in the value of a relevant foreign currency in relation to the U.S. dollar can adversely affect IMSI's net revenues. Further, a decrease in the value of a relevant foreign currency in relation to the U.S. dollar occurring after sale and before receipt of payment by IMSI would have an adverse effect on IMSI's results of operations and cash flows. IMSI had a $92,000 foreign exchange gain and a $105,000 foreign exchange loss, in the three-month periods ending September 30, 1999 and September 30, 1998, respectively.

OTHER FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

For further discussion please refer to the subheading "Future Performance and Additional Risk Factors" in the Fiscal 1999 Form 10-K.

OPERATING RESULTS REFLECT REDUCED LOSSES IN THE FIRST QUARTER OF FISCAL 2000. IMSI has experienced, and may continue to experience, deteriorating operating results due to a variety of factors. The following table shows IMSI's operating income (loss) and net income (loss) for the periods presented (in thousands), as restated.

                               OPERATING        NET INCOME
    QUARTER ENDING           INCOME (LOSS)        (LOSS)
-----------------------      -------------      ----------
Fiscal 1998 (Restated)
   September 30                 $ (4,668)         $ (3,114)
   December 31                     2,140             1,220
   March 31                        1,894             1,000
   June 30                           720               524
                                --------          --------
                                $     86          $   (370)
Fiscal 1999
   September 30                 $ (1,483)         $ (1,106)
   December 31                    (6,103)           (4,274)
   March 31                       (6,319)           (9,780)
   June 30                        (9,985)          (12,245)
                                --------          --------
                                $(23,890)         $(27,405)
                                ========          ========
Fiscal 2000
   September 30                 $ (2,814)         $ (1,853)

We experienced growth during fiscal 1997 and earlier years. However, starting in fiscal year 1998, our operating results began to steadily worsen. IMSI continues to lose money in fiscal year 2000. While the quarterly net loss in the three months ended September 30, 1999 is $747,000 greater than the quarterly net loss during the comparable period last year, the current quarterly results reverse seven quarters of declining operating income (loss).

Factors that may cause fluctuations of, or a continuing decline in, operating results in the future include the market factors and competitive factors described at page 23 in our Fiscal 1999 Form 10-K, under "Future Performance and Additional Risk Factors."

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

Products: Our software products have been undergoing Year 2000 Compliance testing since January 1998. We believe that all current versions of our products are Year 2000 compliant. Our products that are no longer current and products developed years ago may not be Year 2000 compliant. We advise our customers to upgrade to current versions of our products.

INFORMATION TECHNOLOGY SYSTEMS: We identified all internal data processing and networking systems that we believe were at risk from the Year 2000 problem, and, where available, reviewed the manufacturer's Year 2000 Compliance statement for each system. Internal testing was done for any mission critical system for which the manufacturer's Year 2000 Compliance statement was not adequate to ensure the reliability of the system. All information technology systems will be verified as Year 2000 Compliant by the end of November 1999. In addition, no new information technology systems will be implemented without first ensuring that they are Year 2000 Compliant.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

IMSI is exposed to the impact of interest rate and foreign currency fluctuations. IMSI's objective in managing its exposure to interest rate changes and foreign currency fluctuations is to limit the impact of interest rate changes on earnings and cash flow and to lower its overall borrowing costs. IMSI's major market risk exposure is changing interest rates in the United States, which would change interest expense on the our non-revolving, reducing loan.

Most of our international revenues are denominated in foreign currencies. Consequently a decrease in the value of a relevant foreign currency in relation to the U.S. dollar could adversely affect our net revenues. IMSI does not hedge foreign currency risk.

PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings

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

ITEM 2.   Changes in Securities and Use of Proceeds

Not Applicable

ITEM 3.   Defaults upon Senior Securities

We are in default of our non-revolving reducing loan to Union Bank of California. See Note 7 to the condensed consolidated financial statements, at page 8 above.

ITEM 4.  Submission of Matters to a Vote of Security Holders

Not Applicable

ITEM 5.   Other Information

The Nasdaq National Market has informed us that as of November 2, 1999 IMSI is no longer in compliance with the net tangible assets requirement of $4 million for continued listing on the Nasdaq National Market. See Note 10 to the condensed consolidated financial statements, at page 9 above.

ITEM 6.  Exhibits and Reports on Form 8-K

Exhibits


    10.1     August 10, 1999 Asset Purchase Agreement with L&H Applications USA, Inc.
    27.1     Financial Data Schedule

No report on Form 8-K was filed during the quarter ended September 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 12, 1998             INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.

                                    By:  /s/ COSTA JOHN
                                         ------------------------------------
                                         Costa John
                                         President,
                                         Chief Executive Officer
                                         and Chief Financial Officer
                                         (Principal Executive Officer
                                         and Principal Financial Officer)

                                 Exhibit Index

Exhibits     Description
--------     -----------
    10.1     August 10, 1999 Asset Purchase Agreement with L&H Applications USA, Inc.
    27.1     Financial Data Schedule