Form 10-Q
period 1999-12-31
INTERNATIONAL MICROCOMPUTER SOFTWARE INC /CA/
filed 2000-05-10
CIK 814929

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the quarter ended   DECEMBER 31, 1999
                                           -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________


                         Commission File Number 0-15949

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               CALIFORNIA                                   94-2862863
               ----------                                   ----------
        (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)                  identification No.)

        75 ROWLAND WAY, NOVATO, CA                              94945
        --------------------------                              -----
        (Address of principal executive offices)              (Zip code)


                                 (415) 878-4000
                                 --------------
               (Registrant's telephone number including area code)


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]


As of April 26, 2000, 9,469,366 shares of Registrant's common stock, no par value, were outstanding.

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES
                                      INDEX


                                                                                          Page
                                                                                          ----
PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets at December 31, 1999 and June 30, 1999       3


         Condensed Consolidated Statements of Operations for the three and six
               months ended December 31, 1999 and 1998                                      4

         Condensed Consolidated Statements of Cash Flows for the six months ended
                   December 31, 1999 and 1998                                               5

         Notes to Condensed Consolidated Financial Statements                               6

Item 2.  Management's Discussion and Analysis of Financial Condition and
                   Results of Operations                                                   17

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                        24

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                 24
Item 2.  Changes in Securities and Use of Proceeds                                         24
Item 3.  Defaults upon Senior Securities                                                   24
Item 4.  Submission of Matters to a Vote of Security Holders                               25
Item 5.  Other Information                                                                 25
Item 6.  Exhibits and Reports on Form 8-K                                                  25

SIGNATURES                                                                                 26

           INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                  December 31, 1999    June 30, 1999
                                                                  -----------------    -------------
                                                                     (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                          $      2,256       $      3,681
  Receivables, less allowances for doubtful
    Accounts, discounts and returns of $7,101 and $7,445                    2,592              4,933
  Inventories                                                                 741              2,895
  Prepaid royalties and licenses                                            1,501              1,858
  Income tax refund receivable                                                335              3,751
  Other current assets                                                        839                758
                                                                     ------------       ------------
      Total current assets                                                  8,264             17,876

Furniture and equipment                                                     2,952              3,632
Deferred tax assets                                                            --                465
Capitalized software development costs                                      2,357              2,856
Other assets                                                                2,036              2,315
                                                                     ------------       ------------
       Total assets                                                  $     15,609       $     27,144
                                                                     ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Short term borrowings                                             $      8,816       $      7,110
   Trade accounts payable                                                   2,124              2,256
   Accrued and other liabilities                                            4,046              5,119
   Accrued arbitration award                                                2,600                 --
   Accrued restructuring charges                                              980              1,440
   Deferred revenue                                                         3,598              3,178
                                                                     ------------       ------------
     Total current liabilities                                             22,164             19,103

Long term debt and other obligations                                        2,548              6,599
                                                                     ------------       ------------
Total current liabilities                                                  24,712             25,702

Commitments and contingencies                                                  --                 --

Shareholders' equity (deficit):
   Common stock, no par value; 300,000,000 authorized;
        Issued and outstanding 7,278,293 and 7,014,078 shares              28,053             27,526
   Accumulated deficit                                                    (37,045)           (25,963)
   Accumulated other comprehensive income                                     139                129
   Notes receivable from shareholders                                        (250)              (250)
                                                                     ------------       ------------
      Total shareholders' equity (deficit)                                 (9,103)             1,442
                                                                     ------------       ------------
           Total liabilities and shareholders' equity (deficit)      $     15,609       $     27,144
                                                                     ============       ============


            See Notes to Condensed Consolidated Financial Statements

           INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    UNAUDITED


                                      THREE MONTHS ENDED DECEMBER 31,        SIX MONTHS ENDED DECEMBER 31,
                                      -------------------------------       -------------------------------
                                          1999               1998               1999                1998
                                      ------------       ------------       ------------       ------------
                                                          (Restated)                           (Restated)
Net revenues                          $      6,282       $     10,275       $     11,916       $     23,970
Product costs                                5,083              6,998              8,266             12,467
                                      ------------       ------------       ------------       ------------
Gross margin                                 1,199              3,277              3,350             11,503

Costs and expenses:
   Sales and marketing                       2,245              5,407              4,285             11,090
   General and administrative                2,980              1,798              4,894              3,542
   Research and development                  1,181              2,177              2,492              4,458
   Restructuring charge                       (138)                                 (138)                --
                                      ------------       ------------       ------------       ------------
Total operating expenses                     6,268              9,382             11,523             19,090

                                      ------------       ------------       ------------       ------------
Operating loss                              (5,069)            (6,105)            (7,883)            (7,587)

Gain on product line sale                       --                 --              1,440                 --
Interest and other expense, net             (1,061)              (526)            (1,524)              (705)

Accrued arbitration award                   (2,600)                               (2,600)
                                      ------------       ------------       ------------       ------------
Loss before income taxes                    (8,730)            (6,631)           (10,567)            (8,292)

Income tax provision (benefit)                 499             (2,357)               515             (2,912)
                                      ------------       ------------       ------------       ------------
Net loss                                   $(9,229)           $(4,274)          $(11,082)           $(5,380)
                                      ============       ============       ============       ============

Basic and diluted loss per share            $(1.30)            $(0.74)            $(1.57)             $(0.94)


Shares used in computing loss
   per share                                 7,109              5,778              7,062              5,722


            See Notes to Condensed Consolidated Financial Statements

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                            1999                1998
                                                                        ------------       ------------
                                                                                           (Restated)
Cash flows from operating activities:
  Net cash (used) provided by operating activities                      $       (539)      $      1,491
                                                                        ------------       ------------

Cash flows from investing activities:
   Proceeds from sale of product line                                          1,500                 --
   Purchase of equipment                                                        (111)              (482)
   Acquisition of software development and in-process technologies              (131)            (1,834)
   Purchase of Zedcor and Org Plus                                                --               (300)
   Other                                                                          (4)               (98)
                                                                        ------------       ------------
   Net cash provided (used) by investing activities                            1,254             (2,714)
                                                                        ------------       ------------

Cash flows from financing activities:
   Credit line borrowings                                                         --              2,025
   Credit line repayments                                                       (820)            (1,000)
   Borrowings (repayments) of term loan                                         (750)             1,938
   Repayment of capital lease obligations                                       (599)              (464)
   Proceeds from issuance of common stock                                         19                 --
                                                                        ------------       ------------
  Net cash (used) provided by financing activities                            (2,150)             2,499
                                                                        ------------       ------------

Effect of exchange rate changes on cash and cash equivalents                      10                200
                                                                        ------------       ------------
Net increase (decrease) in cash and cash equivalents                          (1,425)             1,476
Cash and cash equivalents at beginning of period                               3,681              2,093
                                                                        ------------       ------------
Cash and cash equivalents at end of the period                          $      2,256       $      3,569
                                                                        ============       ============



SUPPLEMENTAL DISCLOSURES OF NON-CASH
FINANCING AND INVESTING ACTIVITIES
Equipment acquired through capital lease obligations                    $         --       $        239
Purchase of technology and assets in exchange for notes
  payable                                                               $         --       $      4,030
Purchase of technology and assets in exchange for common stock          $         --       $        970
IMSI common stock received in satisfaction of receivable                $         --       $        320
Conversion of long-term debt to common stock                            $        500       $         --


            See Notes to Condensed Consolidated Financial Statements

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The interim condensed consolidated financial statements have been prepared from the records of International Microcomputer Software, Inc. and Subsidiaries ("IMSI") without audit. In the opinion of management, all adjustments, which consist only of normal recurring adjustments (other than those described below), necessary to present fairly the financial position at December 31, 1999 and the results of operations and cash flows as of and for the periods ended December 31, 1999 and 1998 have been made. The interim condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto contained in IMSI's Annual Report on Form 10-K for the fiscal year ended June 30, 1999. The results of operations for the three months and six months ended December 31, 1999 and 1998 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

2.  REALIZATION OF ASSETS

The financial statements have been prepared on a basis that contemplates IMSI's continuation as a going concern and the realization of our assets and liquidation of our liabilities in the ordinary course of business. We have an accumulated deficit of $37.0 million and negative working capital of $13.9 million at December 31, 1999. Under the guidance of CMA Business Credit Services, on February 18, 2000 IMSI held a formally noticed general meeting of its creditors. At this meeting a committee was elected to represent creditor interests. The committee agreed to give IMSI a 120 day stand-still period to prepare and present a plan to the creditors for paying off its debts. We are currently in the process of preparing this plan. In conjunction with these actions, we have ceased interest and principal payments on all borrowings, debt or other interest bearing obligations, with the exception of monthly interest payments to Union Bank of California on the outstanding line of credit. Accordingly, we are in default of various covenants of these agreements.

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

To a large extent, IMSI has planned to meet its working capital needs in the current fiscal year through sales or licensing of non-core product lines. We sold the rights to the Easy Language product line for $1.7 million in August 1999. To date, IMSI has been unsuccessful in closing any additional product line sales. Due to our working capital needs, we are exploring all reasonable offers for the purchase of our retail software product lines. Currently, we are in discussion with several outside companies who wish to purchase certain of our retail software product lines. The sale or licensing of the rights to these product lines is consistent with our restructuring strategy of focusing on our core products while transitioning to the Internet. This strategy also includes reducing our costs through manufacturing and warehouse outsourcing, facilities consolidation, and personnel reductions. There can be no assurance that we will be successful in our efforts.

In January 2000, IMSI retained the investment banking firm of Heartland Financial to explore ways to raise capital and increase shareholder value. In addition to the sale of product lines, this may include the sale of either or both of our Internet business units, the restructuring of debt, and the infusion of new capital. There can be no assurance that we will be successful in our efforts to raise additional funds.

IMSI received $2.1 million in income tax refunds during the second quarter of fiscal year 2000 and $1.3 million in income tax refunds during the first quarter of fiscal year 2000. We anticipate receiving approximately an additional $335,000 in income tax refunds during the remainder of fiscal year 2000.

3. RESTATEMENT OF FISCAL 1998 FINANCIAL STATEMENTS

IMSI's management, after review of certain licensing agreements and consultation with our current and former auditors, determined that we should have deferred the recognition of revenue related to three advanced royalty payments recorded in fiscal 1998 for certain technology-licensing agreements. Previously, IMSI recognized revenue in the amount of these advanced payments upon execution of the licensing agreement. The revenue related to these advance payments should have been recognized as it was earned as royalties under the terms of the agreements. As a result, the financial statements as of and for the year ended June 30, 1998 were restated from amounts previously reported to defer recognition of revenue until earned as royalties in subsequent periods. A total of $407,000 of royalty income was deferred from fiscal year 1998 to subsequent periods. Royalty income of $335,000 and $14,000 has been added to the quarters ended September 30, 1998 and December 31, 1998, respectively.

As of July 1, 1998, IMSI changed the amortization period for visual content from 36 months to 60 months. In the fourth quarter of fiscal year 1999, reevaluating the amortization periods, the Company's management revised the amortization period for visual content back to 36 months, effective for the entire fiscal year. As a result, additional amortization charges of $99,000 are attributable to the quarterly period ended September 30, 1998 and $85,0000 for the quarterly period ended December 31, 1999. The following table shows the effect of these restatements for the three and six month periods ended December 31, 1998.


                                               Quarter Ending                     Six Months Ending
                                             December 31, 1998                    December 31, 1998
                                      -------------------------------       -------------------------------
                                           As                                    As
                                        Reported           Restated           Reported           Restated
                                      ------------       ------------       ------------       ------------
Net revenues                          $     10,261       $     10,275       $     23,621       $     23,970
Product costs                                6,912              6,998             12,283             12,467
                                      ------------       ------------       ------------       ------------
Gross margin                                 3,349              3,277             11,338             11,503
                                      ============       ============       ============       ============

Operating loss                              (6,033)            (6,105)            (7,752)            (7,587)

Income before Taxes                         (6,561)            (6,631)            (8,457)            (8,292)
Provision for Income Taxes                  (2,362)            (2,357)            (3,045)            (2,912)
                                      ------------       ------------       ------------       ------------
Net Loss                                    (4,199)            (4,274)            (5,412)            (5,380)
                                      ============       ============       ============       ============

Basic and diluted loss per share      $      (0.73)      $      (0.74)      $      (0.95)      $      (0.94)
                                      ============       ============       ============       ============

See Note 16 to the June 30, 1999 consolidated financial statements included in IMSI's fiscal 1999 Form 10-K.


4.  REVENUE RECOGNITION

Revenue is recognized when earned. IMSI has adopted American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, With Respect to Certain Transactions. Revenue from packaged product sales to distributors, resellers and end users is recorded when related products are shipped. For software delivered via the Internet, revenue is recorded when the customer downloads the software. Subscription revenue is recognized ratably over the contract period, generally 12 to 15 months. Revenue from hybrid products is allocated to the underlying components based on the ratio of the value of each component to the total price. Non-refundable advanced payments received under license agreements are recognized as revenue when the customer accepts the delivered software. Revenue from software licensed to developers, including royalties earned in excess of non-refundable advanced payments, is recorded as the developers ship products containing the licensed software. Costs related to post-contract customer support, which are minimal and include limited telephone support and limited on-line maintenance for certain products, are accrued. Sales to distributors permit limited rights of return upon termination or when a product is defective. Reserves for returns, price discounts and rebates are estimated using historical averages and a consideration of open return requests. Beginning with the quarter ended December 31, 1998, the Company also considers channel inventories, recent product sell-through activity and market conditions in establishing its reserves.

5.  INVENTORIES

Inventories, consisting primarily of diskettes, manuals, hardware, freight in, production costs and packing supplies, are valued at the lower of cost or market and are accounted for on a first-in, first-out basis. Management performs periodic assessments to determine the existence of obsolete, slow moving and non-salable inventories, and records necessary provisions to reduce such inventories to net realizable value. Inventories consist of:


                                      December 31, 1999    June 30, 1999
                                      -----------------    -------------
Raw materials                            $        671       $      2,343
Finished goods                                  1,714              3,897
                                         ------------       ------------
                                                2,385              6,240
Reserves for obsolescence                      (1,644)            (3,345)
                                         ------------       ------------
                                         $        741       $      2,895
                                         ============       ============


6.  CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Total capitalized software development costs were $8,361,000 at December 31, 1999 and $8,289,000 at June 30, 1999 less accumulated amortization of $6,004,000 and $5,433,000, respectively.

7.   DEBT

IMSI's short-term borrowings and long term debt and other obligations consist of the following (in thousands):


                                                                December 31,       June 30,
                                                                   199 9             1999
                                                                ------------      ------------
Short term borrowings
  Non-revolving, reducing loan with interest at bank's
      reference rate plus 3%, 11.25% at December 31, 1999       $      4,600      $      5,400
  Term loan with interest at bank's reference rate plus 3%                --               750
  Senior subordinated convertible note due May 2002
      with interest at 9% net of unamortized warrant cost
      at December 31, 1999 of $906                                     3,594                --
  Capital lease obligations                                              622               960
                                                                ------------      ------------
         Total short term borrowings                            $      8,816      $      7,110
                                                                ============      ============

Long term debt and other obligations
  Subordinated loan facility due November 2001 with
      interest at 12% net of unamortized warrant cost
      of $474 and $604, respectively                            $      2,026      $      1,896
  Senior subordinated convertible note due May 2002
      with interest at 9% net of unamortized warrant cost
      at June 30, 1999 of $1,100                                          --             3,900
  Capital lease obligations                                              522               803
                                                                ------------      ------------
         Total long term debt and other obligations             $      2,548      $      6,599
                                                                ============      ============


IMSI is in default of many of the covenants under its agreements relating to the non-revolving, reducing loan with Union Bank of California ("Union"). The loan was due September 30, 1999 and remains unpaid. Under the terms of the loan agreement, Union can declare the loan to be immediately due and payable and can commence immediate enforcement and collection actions.

IMSI is in default on its senior subordinated convertible note with BayStar Capital L.P. ("BayStar") because of failure to pay a penalty for failing to have a registration statement effective no later than September 21, 1999 covering the resale of shares issuable to BayStar. The penalty is 1% per month of the principal balance outstanding. We have accrued a liability for this penalty through December 31, 1999 in our financial statements. BayStar has the right under the note to declare all sums due and payable but has not done so. Accordingly, the full amount of the note is recorded as a current liability. Because of the default, BayStar has the right to convert its convertible note at the price of $2 per share. BayStar converted $500,000 of the note on December 2, 1999 into common stock of IMSI at a price of $2.00 per share.

8.  ACCRUED RESTRUCTURING CHARGES

The following table details the rollforward activity in the accrued restructuring liability account.


                                             Balance                              Balance
                                             June 30,                           December 31,
                                               1999            Activity            1999
                                           ------------      ------------       ------------
Warehouse closure:
    Accrued rent                           $    249,000      $   (317,000)      $    566,000
    Broker's fee                                103,000                --            103,000
Warehouse transition costs                      284,000           177,000            107,000
Facilities consolidation:
    Novato:
       Rent                                     180,000           180,000                 --
       Broker's fee                              65,000            32,000             33,000
       Excess furniture lease                    14,000             7,000              7,000
       Additional walls and doors                29,000            15,000             14,000
       Miscellaneous charges                      3,000             2,000              1,000
Tech support facility                           110,000            25,000             85,000
Consolidation of  Foreign Offices                 6,000             6,000                 --
Personnel reductions                            397,000           333,000             64,000
                                           ------------      ------------       ------------
Total accrued restructuring liability      $  1,440,000      $    460,000       $    980,000
                                           ============      ============       ============


The following table reflects the rollforward activity of planned terminations under the restructuring plan.


                                       Planned            Cumulative
                                   terminations as    Terminations as of
                                   of June 30, 1999   December 31, 1999
                                   ----------------   -----------------
Sales and Marketing                             22                  21
General and Administrative                       8                   6
Manufacturing                                   23                  11
Research and Development                        37                  23
                                    --------------      --------------
                                                90                  61
                                    --------------      --------------


During the quarter ended December 31, 1999, we increased the restructuring accrual for warehouse rent by $438,000 due to changing our estimate of how long it will take to sublease this facility. Also during the quarter ended December 31, 1999, we decreased the restructuring accrual for personnel reductions costs by $138,000 primarily due to the re-hire of, and cessation of termination benefits payable to, formerly terminated executive, Geoffrey Koblick.

9.  SEGMENT INFORMATION

IMSI has five reportable operating segments. Four of the segments are geographic: North America, the United Kingdom, Germany and Australia. Each of these segments generates revenues and incurs expenses related to the sale of our PC productivity software. The last segment comprises the revenues and expenses related to ArtToday.com (formerly Zedcor, Inc.), our graphic design Internet subsidiary that was purchased in October 1998. Previously, ArtToday.com was included in the results of the North America geographic segment as its separate results were not material. Revenues from our precision design Internet efforts are not yet material and the results of this segment are included in our North American segment. The following tables provide detail of the segment information (in thousands):


Quarter Ended                 ArtToday. Other North       UK      Germany    Australia   Rest of    Elimina-      Total
December 31, 1999               Com       America                                         World       tions
-------------------------------------------------------------------------------------------------------------------------
Net Revenues-external         $    722    $  3,460    $    339    $    708    $    538   $    515    $     --    $  6,282
            -internal               --         365          --          --          --         --        (365)         --
Income (loss) before taxes        (103)     (8,471)        120        (293)         14          3          --      (8,730)
Income tax expense (credit)         --         488          --          --          10          1          --         499
Net Income (loss)                 (103)     (8,959)        120        (293)          4          2          --      (9,229)
Identifiable assets           $  1,221    $ 10,796    $    741    $  1,342    $    916   $    593          --    $ 15,609


Quarter Ended                 ArtToday. Other North       UK      Germany    Australia   Rest of    Elimina-      Total
December 31, 1998               Com       America                                         World       tions
-------------------------------------------------------------------------------------------------------------------------
Net Revenues-external         $    298    $  5,690    $    947    $  1,550    $    754   $  1,036    $     --    $ 10,275
            -internal               --       1,461          --          --          --         --      (1,461)         --
Income (loss) before taxes         (93)     (6,749)        (64)        145          77         53          --      (6,631)
Income tax expense (credit)         --      (2,400)         --          --           9         34          --      (2,357)
Net Income (loss)                  (93)     (4,349)        (64)        145          68         19          --      (4,274)
Identifiable assets           $    381    $ 33,459    $  1,194    $  3,530    $    958   $  1,046    $     --    $ 40,568


Six Months Ended              ArtToday. Other North       UK      Germany    Australia   Rest of    Elimina-      Total
December 31, 1999               Com       America                                         World       tions
-------------------------------------------------------------------------------------------------------------------------
Net Revenues-external         $  1,307    $  6,080    $    687    $  1,696    $  1,065   $  1,081    $     --    $ 11,916
            -internal               --         712          --          --          --         --        (712)         --
Income (loss) before              (218)    (10,562)        130        (124)        100        107          --     (10,567)
taxes
Income tax expense (credit)         --         503          --          --          16         (4)         --         515
Net Income (loss)                 (218)    (11,065)        130        (124)         84        111          --     (11,082)
Identifiable assets           $  1,221    $ 10,796    $    741    $  1,342    $    916   $    593          --    $ 15,609


Six Months Ended              ArtToday. Other North       UK      Germany    Australia   Rest of    Elimina-      Total
December 31, 1998               Com       America                                         World       tions
-------------------------------------------------------------------------------------------------------------------------
Net Revenues-external         $    298    $ 15,648    $  1,696    $  3,385    $  1,394   $  1,549    $     --    $ 23,970
            -internal               --       2,003          --          --          --         --      (2,003)         --
Income (loss) before taxes         (93)     (8,579)       (157)        312         234         (9)         --      (8,292)
Income tax expense (credit)         --      (2,964)         --          --          18         34          --      (2,912)
Net Income (loss)                  (93)     (5,615)       (157)        312         216        (43)         --      (5,380)
Identifiable assets           $    381    $ 33,459    $  1,194    $  3,530    $    958   $  1,046    $     --    $ 40,568

10.  BASIC AND DILUTED EARNINGS PER SHARE

Net loss and the weighted average number of shares outstanding (denominator) used to calculate basic earnings per share are reconciled to the number of shares used in calculating diluted earnings per share as follows:


                                      Three Months Ended              Six Months Ended
                                          December 31,                  December 31,
                                 ----------------------------    ----------------------------
                                     1999            1998            1999            1998
                                 ------------    ------------    ------------    ------------
                                                  (Restated)                      (Restated)
Net loss                         $ (9,229,000)   $ (4,274,000)   $(11,082,000)   $ (5,380,000)
                                 ============    ============    ============    ============
Shares used to compute basic
   EPS                              7,109,000       5,778,000       7,062,000       5,722,000
Add effect of dilutive
securities:
   Convertible Note                 2,250,000              --       2,250,000              --
   Warrants                           298,000          30,000         298,000          30,000
   Stock options                      816,000         469,000         816,000         571,000
                                 ------------    ------------    ------------    ------------
Shares used to compute diluted
   EPS*                            10,473,000       6,277,000      10,426,000       6,323,000
                                 ============    ============    ============    ============


* Not presented, as presentation would be anti-dilutive.

11.  COMPREHENSIVE INCOME (LOSS)

Comprehensive income includes changes in the balance of items that are reported directly in a separate component of stockholders' equity on the condensed consolidated balance sheets. The reconciliation of net loss to comprehensive loss is as follows.


                                Three Months Ended December 31,   Six Months Ended December 31,
                                -------------------------------   -----------------------------
                                      1999            1998            1999            1998
                                ----------------  -------------   ------------    -------------
                                                   (Restated)                        (Restated)
Net Loss                          $ (9,229,000)   $ (4,274,000)   $(11,082,000)   $ (5,380,000)
Other comprehensive (loss) gain
  Foreign currency translation
  adjustments                          (28,000)         46,000          10,000         199,000
                                  ------------    ------------    ------------    ------------
Total comprehensive loss          $ (9,257,000)   $ (4,228,000)   $(11,072,000)   $ (5,181,000)
                                  ============    ============    ============    ============


12. DE-LISTING FROM THE NASDAQ SMALL CAP MARKET

On November 24, 1999 Nasdaq granted IMSI an exception from the net tangible listing requirement, allowing IMSI to transfer from the Nasdaq National Market to the Nasdaq Small Cap Market, with the symbol IMSIC. IMSI transferred to the Nasdaq Small Cap Market on November 30, 1999. To maintain its listing on the Nasdaq Small Cap Market, IMSI was required to file with the Securities Exchange Commission and Nasdaq on or before January 31, 2000 reports evidencing at least $7 million in net tangible assets. We notified Nasdaq on January 28, 2000 that we were unable to achieve this requirement. On January 31, 2000, IMSI was delisted from the Nadsaq Small Cap Market and began trading on the OTC Bulletin Board. Concurrently, the ticker symbol IMSI was appended with a "C". On February 25, 2000, the ticker symbol IMSI was appended with an "E". On March 28, 2000, IMSI was delisted from the OTC Bulletin Board and began trading on the National Quotation Bureau Pink Sheets.

Our de-listing by Nasdaq may have an adverse and material effect on the price of IMSI's stock and on the ability of IMSI's shareholders to sell their shares. The securities laws of several states could impose limitations on the liquidity of the common stock. The de-listing could also adversely affect IMSI's ability to obtain additional debt and/or equity financing and may result in the reduction in the amount and quality of securities analyst and news media coverage of IMSI. De-listing is also a triggering event under the convertible subordinated note owing to BayStar, allowing the holder of the note to declare all sums due and payable.

13.   POTENTIAL PENALTIES FOR AGREEMENTS RELATING TO REGISTRATION OF SHARES

We agreed to file one or more registration statements covering the resale of the shares described in Notes 6 and 7 to the consolidated financial statements in our fiscal 1999 Form 10-K, including shares issued or issuable under agreements with The Learning Company (now owned by Mattel, Inc., "TLC"), Capital Ventures International ("CVI"), BayStar Capital L.P. ("BayStar"), and others. We have filed registration statements pursuant to these agreements. The Securities and Exchange Commission ("SEC") Division of Corporate Finance has had, and may continue to have, comments related to our recent filings. We are working with the SEC staff to resolve these comments as soon as possible. However, as a result of delays in the effectiveness of the registration statements, we are liable for financial penalties or other payments under the terms of the agreements with TLC and BayStar. The aggregate amount of these penalties or other payments could have a material effect on our financial statements, business, liquidity and results of operations.

BayStar

On November 17, 1999, BayStar notified IMSI that the Company is in default under the 9% Subordinated Convertible Note due 2002 for failure to pay cash penalties resulting from the failure to have a registration statement covering resale of the shares issuable to BayStar under the Note and the Warrant to be declared effective by September 21, 1999. Because of the default, BayStar converted $507,767 of the Note and accrued interest into 253,884 shares of IMSI common stock at $2 per share on December 2, 1999.

TLC

In January 1999, IMSI and TLC agreed to amend the terms of the Org Plus agreement to allow IMSI to settle the $1.8 million cash obligation by the issuance of 200,000 shares of IMSI's common stock. In April 1999, IMSI and TLC agreed that if TLC sells any shares within 30 days following the effectiveness of a registration statement covering the 200,000 shares issued to TLC, we will pay TLC the difference between the sales price and $8.50 per share, such payment to be made either in cash or by issuing shares based on the average share price during the thirty day protection period, at IMSI's option. In September 1999, IMSI and TLC orally agreed that, in consideration for 300,000 shares and the waiver of a $200,000 receivable due from TLC, TLC would not terminate the April agreement nor seek to reinstate the $1.8 million cash obligation and that TLC would deem any claim that it may have for additional shares to be satisfied. No written agreement was executed and no shares have been delivered.

In view of the length of time that has passed since TLC and IMSI reached a verbal agreement, during which time IMSI's stock price has fallen and TLC's current shares remain unregistered, it is unlikely that TLC will continue to accept 300,000 shares in satisfaction of all claims. The nature of the claims that TLC might assert based on the agreements described above, and the resolution of these potential claims, is highly speculative. Based on the terms of the April agreement, no penalties have been incurred. The price protection feature of the April agreement is contingent and a charge will be taken at the time the contingency is resolved.

IMSI is attempting to reach a negotiated settlement with BayStar and TLC, including negotiations for the issuance of additional shares of common stock. There can be no assurance that such negotiations will be successful. See Notes 6 and 7 to the consolidated financial statements in our Fiscal 1999 Form 10-K.

CVI

On March 1, 2000, IMSI agreed to settle its price protection adjustment obligations to CVI with the issuance of 2,062,363 additional shares. Under this agreement, IMSI has no further obligation to issue any additional adjustment shares or other consideration to CVI and is relieved of making any further payments to CVI in connection with its failure to obtain the effectiveness of the respective registration statement. Since this resolution provides CVI with fewer shares than it was entitled to under the original price protection agreement, no additional charge was required to be booked.

Zedcor

The May 1999 amendments to the Zedcor Fee Agreement provide for the issuance of additional shares if the average market price of IMSI stock is less than $8 per share three days before the effective date of the registration of the shares. This price protection applies only to the 190,797 shares issued for the (i) conversion of the note balance into 150,321 shares, and (ii) the issuance of the additional 40,476 shares under the May amendments to the Zedcor Fee Agreement.

In the third quarter of fiscal year 2000, a verbal agreement was reached stipulating that IMSI would issue to the former Zedcor shareholders an additional 185,005 shares, the maximum number of additional shares to which they were entitled under the price protection, in settlement of all claims. Written execution of this agreement is awaiting final approval of the banks and creditors, who have already indicated that approval will be granted. Because IMSI was not contractually obligated to offer the price protection under the Zedcor Fee Agreement, it will recognize a charge equal to 185,005 shares times the market price of IMSI stock on the date of the execution of the settlement agreement.


14. SUBSEQUENT EVENTS

Adverse Settlement in Imageline Arbitration

On January 14, 2000, Imageline, Inc. received a $2.6 million arbitration award against IMSI for intellectual property violations and attorneys' fees. IMSI is appealing the award in the Federal District Court in Richmond, VA. See Note 17 to IMSI's consolidated financial statements contained in IMSI's Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

Changes in Management and the Board of Directors

On February 15, 2000, Geoffrey Koblick was named president, chief executive officer, chief financial officer and a member of the IMSI's board of directors. Geoffrey Koblick, who founded IMSI in 1983, stepped down as chief operating officer and chairman of the board in May of 1999. Geoffrey Koblick replaces Costa John, who served as president, chief executive officer and chief financial officer. In addition, Mark Boyer, a principal in ROI capital, one of IMSI's largest shareholders, was appointed to the board of directors. IMSI's other directors, Costa John, Bill Lane, Abe Ostovsky and Lisa Crane resigned on February 15, 2000. See Form 8-K dated February 15, 2000. On February 17, 2000, Jeffrey Morgan joined IMSI as chief financial officer, assuming the responsibilities of that position from Geoffrey Koblick.

Establishment of Creditors' Committee

Under the guidance of CMA Business Credit Services, on February 18, 2000 IMSI held a formally noticed general meeting of its creditors. At this meeting a committee was elected to represent creditor interests. The committee agreed to give IMSI a 120 day stand-still period to prepare and present a plan to the creditors for paying off its debts. We are currently in the process of preparing this plan. In conjunction with these actions, we have ceased interest and principal payments on all borrowings, debt or other interest bearing obligations. Accordingly, we are in default of these agreements.

Loss of Control of European Subsidiaries

On January 28, 2000, IMSI announced that it is exiting the retail software business. As a result, IMSI began closing its German office and liquidating its European subsidiaries. We already closed our United Kingdom and French office in the first quarter of fiscal year 2000. Although we are ceasing our European operations, the liquidation process, which is proceeding according to the legal requirements of the respective countries, may take up to one year to complete. Upon appointment of the liquidators, the Company will no longer have control of its European subsidiaries and therefore will no longer consolidate these subsidiaries within its financial statements. For the six months ended December 31, 1999, revenue from Europe was $ 3,078,000 and the operating loss was $54,000. Once the liquidation is complete, future sales of our products in Europe, if any, will occur through third parties primarily on a royalty basis.

The pro forma information below presents the balance sheet at December 31, 1999 as if the European subsidiaries had not been consolidated. This pro forma presentation is presented for informational purposes only and does not purport to be indicative of the actual adjustments at the time control is lost.

                                                            Balances
                                                           related to
                                           Consolidated      European        Proforma       Proforma as
                                           as Reported     Subsidiaries    Adjustments*      Adjusted
                                           ------------    ------------    ------------    ------------
Current Assets
  Cash and cash equivalents                $      2,256    $       (900)   $         --    $      1,356
  Net receivables                                 2,592            (984)             --           1,608
  Investment and intercompany receivable             --           1,793          (1,793)             --
  Inventories                                       741            (375)             --             366
  Prepaid royalties and licenses                  1,501              --              --           1,501
  Income taxes receivable                           335              --              --             335
  Other current assets                              839             (35)             --             804
                                           ------------    ------------    ------------    ------------
    Total current assets                          8,264            (501)         (1,793)          5,970

Furniture and equipment, net                      2,952            (124)             --           2,828
Capitalized software                              2,357            (117)             --           2,240
Other assets                                      2,036              (1)             --           2,035
                                           ------------    ------------    ------------    ------------
    Total assets                           $     15,609    $       (743)   $     (1,793)   $     13,073
                                           ============    ============    ============    ============

Current Liabilities:
  Short term borrowings                    $      8,816    $         --    $         --    $      8,816
  Trade accounts payable                          2,124            (259)             --           1,865
  Accrued and other liabilities                   4,046            (741)             --           3,305
  Accrued restructuring charge                    2,600              --              --           2,600
  Accrued restructuring charges                     980              --              --             980
  Deferred revenue                                3,598              --              --           3,598
                                           ------------    ------------    ------------    ------------
    Total current liabilities                    22,164          (1,000)             --          21,164

Long term debt and other obligations              2,548                              --           2,548
                                           ------------    ------------    ------------    ------------
    Total liabilities                            24,712          (1,000)             --          23,712

Shareholders' Equity:
  Common stock, no par value                     28,053              --              --          28,053
  Retained earnings (deficit)                   (37,045)            308          (1,793)        (38,530)
  Cumulative translation adjustment                 139             (51)             --              88
  Notes receivable from shareholders               (250)             --              --            (250)
                                           ------------    ------------    ------------    ------------
    Total shareholders' equity                   (9,103)            257          (1,793)        (10,639)
                                           ------------    ------------    ------------    ------------
    Total liabilities &
     shareholders' equity                  $     15,609    $       (743)   $     (1,793)   $     13,073
                                           ============    ============    ============    ============


* Write off of investment in and receivables from European subsidiaries that are not realizable due to the liquidation.

2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the consolidated financial statements and the notes thereto and in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in IMSI's Fiscal 1999 Form 10-K. This quarterly report on Form 10-Q, and in particular this "Management's Discussion and Analysis of Financial Condition and Results of Operations," may contain forward-looking statements regarding future events or the future performance of IMSI that involve certain risks and uncertainties including those discussed in the "Other Factors That May Affect Future Operating Results" section of this Form 10-Q, as well as in IMSI's Fiscal 1999 Form 10-K, as filed with the Securities and Exchange Commission ("SEC"). Actual events or the actual future results of IMSI may differ materially from any forward-looking statements due to such risks and uncertainties. IMSI assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. This analysis is not intended to serve as a basis for projection of future events. Amounts provided for the three and six months ended December 31, 1998 have been restated. See note 3 to the condensed consolidated financial statements.

RESULTS OF OPERATIONS

IMSI reported a net loss of $9,229,000 or $(1.30) per share for the quarter ended December 31, 1999 and a net loss of $11,082,000 or $(1.57) for the six months ended December 31, 1999. This compares to a net loss of $4,274,000 or $(0.74) per share for the quarter ended December 31, 1998 and a net loss of $5,380,000 or $(0.94) per share for the six months ended December 31, 1998. We reported an operating loss of $5,069,000 and $7,883,000 for the three and six months ending December 31, 1999, respectively. This compares to an operating loss of $6,105,000 and $7,587,000 for the three and six months ended December 31, 1998.

NET REVENUES

Net revenues for the three month and six month periods ended December 31, 1999 were $6,282,000 and $11,916,000, respectively. This compares to net revenues of $10,275,000 and $23,970,000 for the same periods in the previous fiscal year. This change represents a decrease in net revenues of 38.9% and 50.3% for the three and six months periods, respectively. Although net revenues for the quarter ended December 31, 1999 were slightly higher than our net revenues in the previous quarter ended September 30, 1999, sales have continued to decline since IMSI reported net revenues of $16,738,000 in the quarter ending June 30, 1998.

Due to the rapid and continuing decline of IMSI's retail software sales, we announced on January 28, 2000 that we would be exiting the retail software business. Because our sales revenue can no longer support our existing level of overhead, we are also discontinuing our European operations and consolidating our domestic and Canadian offices into our facilities in Novato, California and Tucson, Arizona. Although we will continue to sell software by direct mail and electronic download for as long as it generates net cash, we intend to derive our future revenue predominately from our precision design and graphic design websites.

Product revenues in absolute dollars and as a percentage of total revenues for each of IMSI's principal product categories were as follows (in thousands):


                                  Three Months Ended December 31,                            Six Months Ended December 31,
                        --------------------------------------------------      --------------------------------------------------
                                  1999                       1998                        1999                       1998
                        ----------------------      ----------------------      ----------------------      ----------------------
                                                          (Restated)                                              (Restated)
                            $             %             $             %             $            %             $             %
                        --------      --------      --------      --------      --------      --------      --------      --------
Precision Design        $  2,315            39%     $  2,510            24%     $  4,110            35%     $  3,978            17%
Graphic Design             2,014            34%        4,175            41%        4,534            39%        6,616            28%
Business Applications      1,788            30%        5,001            49%        3,794            33%       11,097            46%
Utilities                  1,446            24%        1,370            13%        2,485            21%        2,947            12%
Other Products               401             7%          999            10%          899             8%        3,143            13%
Sales Reserves            (1,682)          -33%       (3,780)          -37%       (3,906)          -36%       (3,811)          -16%
                        --------      --------      --------      --------      --------      --------      --------      --------
Net Revenues            $  6,282           100%     $ 10,275           100%     $ 11,916           100%     $ 23,970           100%
                        ========      ========      ========      ========      ========      ========      ========      ========


Product category revenues are shown gross of sales reserves recorded in the respective periods for returns, price discounts and rebates. Sales reserves are based on estimates of future activity and by their nature are subject to certain risks and uncertainties, which could cause actual results to differ materially from estimates.

Net revenues in the precision design category decreased for the three-month period ended December 31, 1999 by $195,000 or 7.76% from the comparable period in fiscal 1998. The decline is due to a decrease in TurboCad sales. Floorplan sales increased slightly from the same period in the previous year.

For the three-month period ended December 31, 1999, net revenue in the graphic design category decreased by $2,161,000 or 51.76% from the comparable period in fiscal year 1998. The decline in this category is due to a decrease in the sales of the primary product within this category, MasterClips. The clipart market has exhibited severe price competition. In addition, we have had no recent product upgrade, which historically has been released every 6 to 9 months. The lack of a product upgrade, along with an overall decline in the clipart market, caused the decline in graphic design sales. IMSI's Internet subsidiary, ArtToday, contributed net revenue of $722,000 within this category during the quarter ended December 31, 1999.

Revenues in the business applications category decreased by $3,323,000 or 64.25% in the three-month period ended December 31, 1999 as compared to the same period in fiscal year 1998. TurboProject sales were comparable to the prior year and HiJaak sales increased. However, consistent with IMSI's restructuring plan, a number of other non-core products within this category were not upgraded or actively marketed contributing to the decline in revenue.

For the three month period ended December 31, 1999, revenues in the utilities category increased by $76,000 or 5.55% as compared to the same period in fiscal 1998. Sales in the quarter ending December 31, 1999 increased due to large amounts of IMSI's UpdateNow and Year2000Now software product sold through one customer, America Online. Without the America Online sales, revenues from utility products would have declined significantly. In the United States particularly, intense price competition and rebate programs have negatively impacted these consumer-oriented software products. Consistent with IMSI's restructuring plan, the utilities products are also not being updated or actively marketed.

Revenues in the other products category decreased by $598,000, or 59.86% for the three month period ended December 31, 1999 as compared to the same period in fiscal year 1998. The decrease was primarily due to a discontinuation of products within this category.

Net revenues from domestic sales decreased by $2,106,000 or 35.2%, to $3,882,000, or 64.9% of net revenues, for the three month period ended December 31, 1999, from $5,988,000 or 58.3% of net revenues, for the comparable period in the previous fiscal year.

Net revenues from international sales declined by $2,187,000 or 51.0%, and were $2,100,000 or 35.4% of net revenues for the three month period ended December 31, 1999, compared to $4,287,000 or 41.7 % of net revenues for the three months ended December 31, 1998.

IMSI's international net revenues in the three-month period ended December 31, 1999 were generated primarily from Germany, Australia, and the United Kingdom. As compared to the three-month period in the prior year, sales declined 28.6% in Australia, 30.2% in the United Kingdom, and 54.3% in Germany. As a result of our decision in January 2000 to liquidate our European operations, we will not consolidate our European subsidiaries in future reporting periods. This change will result in a reduction in consolidated revenues and a loss of approximately $1.8 million from the write off of inter-company receivables and investment in subsidiaries. See note 9 to the condensed consolidated financial statement for segment information.

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

Product returns often increase when IMSI introduces upgrades and new versions of products. New version releases may result in an increase in return reserves of previous versions. Therefore, new product introductions by competitors also increase returns. As of December 31, 1999, management considered likely product upgrades and factored in an appropriate return reserve for such products accordingly. Current and planned product upgrades were and are among the factors used to establish reserves for product inventory. Other factors considered include product sales trends, competition from other products, product inventory on hand and termination of distribution agreements.

On September 27, 1999, TechData notified us that it would terminate its distribution agreement with us within 60 days as a result of a disagreement over payment terms. Although TechData was one of our largest distributors, the termination had only a minimal impact on sales because other distributers assumed substantially all of the accounts previously serviced by TechData.

Our distributorship agreement with TechData allowed for product returns upon termination. TechData returned inventory of approximately $265,000 on December 19, 1999 and approximately $257,000 on January 27, 2000, for a total of approximately $522,000. IMSI's agreement with TechData required us to accept returns of the products in TechData's inventory at the price paid by TechData less any subsequent returns or credits, provided that the products were unopened and in their original factory sealed packages. To date, we credited TechData for only $25,000 of the $522,000 in returns because we believe the remainder of the product inventory returned by TechData did not meet these conditions. TechData has contested our right to refuse the balance of the returns.

IMSI's receivable balance from TechData as of December 31, 1999 was approximately $650,000. We have reserved all of this receivable as of December 31, 1999 as a bad debt. We do not anticipate paying a cash refund to TechData for returned product.


PRODUCT COSTS

For the three months ended December 31, 1999, product costs decreased $1,915,000 from the same period in 1998 to $5,083,000. The decrease in product costs is associated with the decrease in sales. As a percentage of revenue, product costs increased from 68.1% to 80.9%, when compared to the same period in the previous fiscal year. This percentage increase is due to the fixed nature of certain product costs that do not decline during decreasing sales.

During the quarter ended December 31, 1999, IMSI wrote off all of its $547,000 accrued inventory assets related to pending product returns. Historically, IMSI has recognized up to 20% of its outstanding sales return reserve as inventory. In addition, IMSI increased its accrued restructuring charge by $438,000 due a change in estimate of how long it will take to sublease its warehouse facility in Vacaville, California. This accrued rent expense is included as a product cost.

Product costs include royalty fees and the amortization of capitalized software and license fees. IMSI amortizes capitalized software development costs and license fees on a product-by-product basis. The amortization for each product is the greater of the amount computed using (a) the ratio of current gross revenues to the total of current and anticipated future gross revenues for the product or
(b) the economic life of such product. Generally, capitalized software development costs are amortized over a maximum of 18 to 36 months, and license fees are amortized over a maximum of 36 months.

SALES AND MARKETING

Sales and marketing expenses for the three months ending December 31, 1999 decreased $3,162,000 or 58.5% to $2,245,000 as compared to the same period in the previous fiscal year. Sales and marketing expenses for the six months ending December 31, 1999 decreased $6,805,000 or 61.4% to $4,285,0000 as compared to the same period in the previous fiscal year. As a percentage of net revenues, sales and marketing expenses for the three and six month periods ending December 31, 1999, were 35.7% and 36.0%, respectively, as compared with 52.7% and 46.3%, respectively, for the previous fiscal year. The decrease in dollar and percentage amounts is primarily due to a reduction in advertising, marketing staff, merchandisers, corporate sales representatives and other sales overhead expense. Due to our imminent exit from the retail software business, sales and marketing expenses should continue to decline in future periods.

GENERAL AND ADMINISTRATIVE

General and administrative expenses for the three and six month periods ending December 31, 1999 increased $1,082,000 or 60.2% to $2,980,000 and $1,352,000 or
38.2% to $4,894,000, respectively, as compared to the same periods in the previous fiscal year. These increases are primarily due to increased professional fees and legal expenses incurred in connection with our restructuring, the restatement of financial results, the Imageline arbitration and efforts to achieve effectiveness of our registration statements. The increase in general and administrative expenses also reflects higher accruals for bad debt expense associated with our exit from the retail software market.

As a percentage of net revenues, general and administrative expenses for the three and six month periods ending December 31, 1999, were 47.4% and 41.1%, respectively, as compared with 17.5% and 14.8%, respectively, for the previous fiscal year. The large increases in general and administrative expenses as a percent of net revenue is primarily attributable to a lower net revenue base and the fixed nature of these expenses. Our wholly owned Internet subsidiary, ArtToday, had operating expenses of $730,000 that included general and administrative expense of $406,000. Due to employee layoffs and facility closures in February 2000, general and administrative expenses should decline significantly in future periods.

RESEARCH AND DEVELOPMENT

Research and development expenses for the three months ended December 31, 1999 decreased $996,000 or 45.8% to $1,181,000. For the six months ending December 31, 1999, research and development expenses decreased $1,966,000 or 44.1% to $2,492,000. As a percentage of net revenues, research and development expenses for the three and six month periods ending December 31, 1999, were 18.8% and 20.9%, respectively, as compared with 21.2% and 18.6%, respectively, for the previous fiscal year. This decrease reflects cost containment efforts, including a reduction in headcount to decrease domestic employees as part of the restructuring, and reduction in the number of products under development as part of the streamlining of IMSI's product offerings. Research and development expenses will significantly decline in future periods due to the closing of IMSI's engineering facilities in Ottawa, Canada and Russia.

OTHER EXPENSE, NET

Other expense, net, which consists of interest expense on short and long-term borrowings, financing penalties, and net gains or losses on foreign currency transactions, increased from $526,000 to $1,061,000 for the three month period ended December 31, 1999 compared to the same period of the previous fiscal year. For the six months ended December 31, 1999, other expense, net, increased from $705,000 to $1,524,000 from the previous fiscal year. Other expense, net for the quarter ending December 31, 1999 includes $166,000 in penalties owed to Bay Star related to registration requirements in the share purchase agreements. See Note 13 to the Condensed Consolidated Financial Statements.

PROVISION FOR INCOME TAXES

IMSI did not record a tax benefit in the three or six month periods ending December 31, 1999 for our domestic tax losses because of the uncertainty of realization. Our effective tax rate was 33.4% for the three and six month periods ending December 31, 1998. We adhere to Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. A valuation allowance of approximately $500,000 was recorded as of December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1999, we had $2,256,000 in cash and cash equivalents, a decline of $1,425,000 from our cash and cash equivalents balance of $3,681,000 at June 30, 1999. Working capital declined by $12,673,000 from a negative $1,227,000 at June 30, 1999 to a negative $13,900,000 at December 31, 1999.

Despite our net loss of $11,082,000 for the six months ending December 31, 1999, operating activities used net cash of only $539,000 during this period. The lower amount is primarily due to the collection of trade receivables and income tax refunds. To date, IMSI has received $3.4 million in tax refunds in fiscal year 2000. We anticipate receiving approximately an additional $335,000 in income tax refunds in fiscal year 2000.

Our investing activities during the six months ended December 31, 1999, provided $1,254,000 in cash from the sale of a non-core product line, offset by purchases of equipment and technology.

Our financing activities used net cash of $2,150,000 for the six month period ended December 31, 1999. In addition to making capital lease obligation payments, we repaid Union Bank's $750,000 term loan and paid down the bank's non-revolving reducing loan to us (our former credit line) by $820,000.

The loans with Union Bank were due on September 30, 1999. A balance of $4,600,000 on the non-revolving reducing loan remains unpaid. Under the terms of the loan agreement, Union Bank can declare the loan to be immediately due and payable and can commence immediate enforcement and collection actions. Enforcement and collection actions by Union Bank could have a material adverse effect on IMSI's ability to continue as a going concern.

We will require additional working capital to meet our ongoing operating expenses, to execute our continued transition to the Internet, to develop new products, and to conduct other activities. We believe that our existing cash and cash equivalents will be insufficient to satisfy IMSI's working capital and capital expenditure requirements over the next 12 months. The large accumulated losses of IMSI and the negative shareholder's equity of $9,103,000 as of December 31, 1999 will make it difficult for IMSI to obtain new debt or equity financing. See Note 2 to the condensed consolidated financial statements concerning realization of assets and basis of presentation.

To a large extent, IMSI planned to meet its working capital needs in the current fiscal year through sale or license of the rights to its non-core products. IMSI sold the rights to the Easy Language product for $1.7 million in August 1999. However, to date we have been unable to close any additional product line sales. IMSI has engaged in, and will continue to engage in, discussions with third parties concerning the sale or license of remaining non-core product lines. The sale or license of the rights to these products is consistent with our strategy of focusing on our core products while transitioning to the Internet. This strategy also includes reducing our costs through manufacturing and warehouse outsourcing, facilities consolidation, and personnel reductions. No assurance can be given that we will be successful in these efforts.

Under the guidance of CMA Business Credit Services, on February 18, 2000 IMSI held a formally noticed general meeting of its creditors. At this meeting a committee was elected to represent creditor interests. The committee agreed to give IMSI a 120 day stand-still period to prepare and present a plan to the creditors for paying off its debts. We are currently in the process of preparing this plan.

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

IMSI had no material commitments for capital expenditures as of December 31, 1999.

IMSI's international revenues are generally denominated in the foreign currencies of IMSI's subsidiaries. Consequently, a decrease in the value of a relevant foreign currency in relation to the U.S. dollar can adversely affect IMSI's net revenues. Further, a decrease in the value of a relevant foreign currency in relation to the U.S. dollar occurring after sale and before receipt of payment by IMSI would have an adverse effect on IMSI's results of operations and cash flows. IMSI had a $38,000 and $30,000 foreign exchange loss, in the six month periods ending December 31, 1999 and 1998, respectively.

OTHER FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

For further discussion please refer to the subheading "Future Performance and Additional Risk Factors" in the Fiscal 1999 Form 10-K.

OPERATING RESULTS REFLECT CONTINUED LOSSES IN THE SECOND QUARTER OF FISCAL 2000. IMSI continues to experience, deteriorating operating results due to a variety of factors. The following table shows IMSI's operating income (loss) and net income (loss) for the periods presented (in thousands), as restated.


                      OPERATING        NET INCOME
QUARTER ENDING      INCOME (LOSS)        (LOSS)
--------------      ------------      ------------
Fiscal 1998
(Restated)
   September 30     $     (4,668)     $     (3,114)
   December 31             2,140             1,220
   March 31                1,894             1,000
   June 30                   720               524
                    ------------      ------------
                    $         86      $       (370)
                    ===========       ============
Fiscal 1999
   September 30     $     (1,483)     $     (1,106)
   December 31            (6,103)           (4,274)
   March 31               (6,319)          (10,739)
   June 30                (9,985)          (10,847)
                    ------------      ------------
                    $    (23,890)     $    (26,966)
                    ============      ============
Fiscal 2000
  September 30      $     (2,814)     $     (1,853)
  December 31       $     (5,069)     $     (7,376)


We experienced growth during fiscal 1997 and earlier years. However, starting in fiscal year 1998, our operating results began to steadily worsen. IMSI continues to lose money in fiscal year

2000. The trend of continued losses raises the question of our ability to continue as a going concern.

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

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

On April 23, 1998 IMSI began arbitration proceedings against Imageline, Inc. ("Imageline") before the American Arbitration Association in San Francisco, California. IMSI requested that all matters within the scope of the agreements between Imageline and IMSI be resolved by arbitration, including a dispute in which Imageline sued Mindscape, Inc. for alleged copyright infringement, for which IMSI may be required to indemnify Mindscape, in whole or in part. IMSI further requested that the arbitration decide the rights and liabilities of the parties, and the validity of the copyrights under which Imageline asserted its claims against IMSI. IMSI also requested compensatory damages and attorney's fees.

On August 12, 1999, Imageline filed a counterclaim in the arbitration, alleging breach by IMSI of an agreement between the parties, including unauthorized sublicensing, and instituting arbitration proceedings without notice and opportunity to cure. Imageline requested liquidated damages, alleged to be more than $200,000, compensatory damages of at least $500,000, punitive damages, legal fees, interest and costs.

On January 14, 2000, Imageline received a $2.6 million arbitration award against IMSI for intellectual property violations. IMSI is appealing the award in the federal district court in Richmond, VA.

ITEM 2. Changes in Securities and Use of Proceeds

Not Applicable

ITEM 3. Defaults upon Senior Securities

We are in default of our non-revolving reducing loan to Union Bank of California and our subordinated convertible note to BayStar Capital L.P. See Note 7 to the condensed consolidated financial statements, at page 8 above.

ITEM 4. Submission of Matters to a Vote of Security Holders

Not Applicable

ITEM 5. Other Information

On January 31, 2000, IMSI was delisted form the Nadsaq Small Cap Market. See
Note 12 to the condensed consolidated financial statements, at page 10 above.

ITEM 6. Exhibits and Reports on Form 8-K

Exhibits

        27.1 Financial Data Schedule

No report on Form 8-K was filed during the quarter ended December 31, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 10, 2000              INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.





                                By:   /S/  GEOFFREY KOBLICK
                                    -------------------------------------
                                    Geoffrey Koblick
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)

                                By: /S/ JEFFREY MORGAN
                                    -------------------------------------
                                    Jeffrey Morgan
                                    Chief Financial Officer
                                    (Principal Accounting Officer)