Form 10-Q/A
period 1999-09-30
INTERNATIONAL MICROCOMPUTER SOFTWARE INC /CA/
filed 2000-05-15
CIK 814929

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                   FORM 10-Q/A


[X]     Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934

          For the quarter ended                      September 30, 1999
                                                    ------------------

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                                ---------------   ----------------


                         Commission File Number 0-15949
                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                   ------------------------------------------
             (Exact name of registrant as specified in its charter)


             CALIFORNIA                                   94-2862863
             ----------                                   ----------
  (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                     identification No.)

         75 ROWLAND WAY, NOVATO, CA                          94945
    ----------------------------------------                 -----
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
                                AND SUBSIDIARIES
                                      INDEX

                                                                                          Page
PART I - FINANCIAL INFORMATION                                                            ----
Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets at September 30, 1999 and  June 30, 1999     3

         Condensed Consolidated Statements of Operations for the three months ended
           September 30, 1999 and 1998                                                      4

         Condensed Consolidated Statements of Cash Flows for the three months ended
           September 30, 1999 and 1998                                                      5

         Notes to Condensed Consolidated Financial Statements                               6

Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                            15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                        24

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                 25
Item 2.  Changes in Securities and Use of Proceeds                                         25
Item 3.  Defaults upon Senior Securities                                                   25
Item 4.  Submission of Matters to a Vote of Security Holders                               25
Item 5.  Other Information                                                                 25
Item 6.  Exhibits and Reports on Form 8-K                                                  25

SIGNATURES                                                                                 26

                 INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                          September 30, 1999     June 30, 1999
                                                          -------------------    --------------
                                                             (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                   $  3,113             $  3,681
  Receivables, less allowances for doubtful
    accounts, discounts and returns of $6,296 and $7,445         3,355                4,933
  Inventories                                                    2,255                2,895
  Prepaid royalties and licenses                                 1,730                1,858
  Income tax refund receivable                                   2,448                3,751
  Other current assets                                           1,155                  758
                                                              --------             --------
      Total current assets                                      14,056               17,876

Furniture and equipment                                          3,310                3,632
Deferred tax assets                                                525                  465
Capitalized software development costs                           2,544                2,856
Other assets                                                     2,178                2,315
                                                              --------             --------
       Total assets                                           $ 22,613             $ 27,144
                                                              ========             ========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Short term borrowings                                      $  5,735             $  7,110
   Trade accounts payable                                        1,976                2,256
   Accrued and other liabilities                                 4,502                5,119
   Accrued restructuring charges                                 1,041                1,440
   Deferred revenue                                              3,566                3,178
                                                              --------             --------
     Total current liabilities                                  16,820               19,103

Long term debt and other obligations                             6,145                6,599
                                                              --------             --------
Total liabilities                                               22,965               25,702

Commitments and contingencies                                       --                   --

Shareholders' equity (deficit):
   Common stock, no par value; 300,000,000 authorized;
   Issued and outstanding 7,024,409 and 7,014,078 shares        27,547               27,526
   Accumulated deficit                                         (27,816)             (25,963)
   Accumulated other comprehensive income                          167                  129
   Notes receivable from shareholders                             (250)                (250)
                                                              --------             --------
      Total shareholders' equity (deficit)                        (352)               1,442
                                                              --------             --------
          Total liabilities and shareholders' equity
            (deficit)                                         $ 22,613             $ 27,144
                                                              ========             ========


            See Notes to Condensed Consolidated Financial Statements

           INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    UNAUDITED


                                             Three months ended September 30,
                                             --------------------------------
                                                  1999           1998
                                               ---------      ---------
                                                              (Restated)
Net revenues                                   $  5,634       $ 13,695
Product costs                                     3,182          5,469
                                               --------       --------
Gross margin                                      2,452          8,226

Costs and expenses:
   Sales and marketing                            2,041          5,684
   General and administrative                     1,914          1,744
   Research and development                       1,311          2,281
                                               --------       --------
Total operating expenses                          5,266          9,709

                                               --------       --------
Operating loss                                   (2,814)        (1,483)

Gain on product line sale                         1,440             --
Interest and other, net                            (462)          (177)

                                               --------       --------
Income (loss) before income taxes                (1,836)        (1,660)

Income tax provision (benefit)                       17           (554)

                                               --------       --------
Net loss                                       ($ 1,853)      ($ 1,106)
                                               ========       ========


Basic and diluted loss per share               ($  0.26)      ($  0.20)

Shares used in computing loss
   per share information                          7,019          5,667





            See Notes to Condensed Consolidated Financial Statements

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                    1999         1998
                                                                  -------       -------
                                                                               (Restated)
Cash flows from operating activities:
                                                                  -------       -------
  Net cash (used) provided by operating activities                    (93)          573
                                                                  -------       -------

Cash flows from investing activities:
   Proceeds from sale of product line                               1,500
   Purchase of equipment                                              (36)         (269)
   Additions to capitalized software development costs                 --          (139)
   Other                                                               (7)           --
                                                                  -------       -------
   Net cash provided (used) by investing activities                 1,457          (408)
                                                                  -------       -------

Cash flows from financing activities:
   Credit line borrowings                                                         2,025
   Credit line repayments                                            (620)         (350)
   Repayment of term loan, net                                       (750)         (188)
   Repayment of capital lease obligations, net                       (621)          (67)
   Proceeds from issuance of common stock                              21            47
                                                                  -------       -------
  Net cash (used) provided by financing activities                 (1,970)        1,467
                                                                  -------       -------

Effect of exchange rate change on cash and cash                        38           153
equivalents
                                                                  -------       -------
Net increase (decrease) in cash and cash equivalents                 (568)        1,785
Cash and cash equivalents at beginning of period                    3,681         2,093
                                                                  -------       -------
Cash and cash equivalents at end of the period                    $ 3,113       $ 3,878
                                                                  =======       =======



SUPPLEMENTAL DISCLOSURES OF NON-CASH
FINANCING AND INVESTING ACTIVITIES
Equipment acquired through capital lease obligations                $  --       $   239
IMSI common stock received in satisfaction of receivable            $  --       $   320






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

2.    REALIZATION OF ASSETS

The financial statements have been prepared on a basis that contemplates IMSI's continuation as a going concern and the realization of our assets and liquidation of our liabilities in the ordinary course of business. We have an accumulated deficit of $27.8 million and negative working capital of $2.8 million at September 30, 1999. IMSI is also in default of various loan covenants. These matters, among others, raise substantial doubt about our ability to remain a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty. IMSI's continued existence is dependent on its ability to obtain additional financing sufficient to allow it to meet its obligations as they become due and to achieve profitable operations.

To a large extent, IMSI plans to meet its working capital needs in the coming fiscal year through sales or license of the rights to non-core product lines. As part of its restructuring strategy, IMSI plans to reduce the number of its product categories by approximately 75%. To this end, IMSI sold the rights to the Easy Language product for $1.7 million in August 1999 and recorded a gain of $1.4 million in the quarter ended September 30, 1999.

The $1.4 million gain reflects the sales proceeds ($1.7 million) less the balance of prepaid royalties and capitalized software costs related to the EZ Language product that had not been previously amortized (approximately $100,000), less $200,000 of proceeds that went into an escrow account, representing a gain contingency. The escrow amount of $200,000 represents a hold back from the purchase to cover any claims against the product during the first year following the closing date, and was recorded as deferred revenue.

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

The following table shows the effect of these restatements on the quarter ended September 30, 1998.

                                     As Reported     Restated
                                     -----------     ---------
Net revenues                          $ 13,360       $ 13,695
Product costs                            5,370          5,469
                                      --------       --------
Gross margin                             7,990          8,226
                                      ========       ========

Operating loss                          (1,719)        (1,483)
                                      ========       ========

Net Income before Taxes                 (1,896)        (1,660)
Provision for Income Taxes                (682)          (554)
                                      --------       --------
Net Income                            $ (1,214)      $ (1,106)
                                      ========       ========
Basic and diluted loss per share      ($  0.21)      ($  0.20)
                                      ========       ========

4.  REVENUE RECOGNITION

Revenue is recognized when earned. For fiscal 1999 the Company adopted American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, With Respect to Certain Transactions. Prior to fiscal 1999 the Company followed SOP 91-1. Revenue from packaged product sales to distributors, resellers and end users is recorded when related products are shipped. For software delivered via the Internet, revenue is recorded when the customer downloads the software. Subscription revenue is recognized ratably over the contract period, generally 12 to 15 months. Revenue from hybrid products is allocated to the underlying components based on the ratio of the value of each component to the total price and that portion is recognized accordingly. Non-refundable advanced payments received under license agreements are recognized as revenue when the customer accepts the delivered software. Revenue from software licensed to developers, including royalties earned in excess of non-refundable advanced payments, is recorded as the developers ship products containing the licensed software. Costs related to post-contract customer support, which are minimal and include limited telephone support and on-line maintenance for certain products, are accrued. Sales to distributors permit limited rights of return upon termination or when a product is defective. Reserves for returns, price discounts and rebates are estimated using historical averages and a consideration of open return requests. Beginning with the quarter ended December 31, 1998, the Company also considered channel inventories, recent product sell-through activity and market conditions in establishing its reserves.

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

7.   DEBT

IMSI's short-term borrowings and long term debt and other obligations consist of the following (in thousands):

                                                              SEPTEMBER 30,    JUNE 30,
                                                                  1999           1999
                                                              -------------    --------
Short term borrowings
  Non-revolving, reducing loan with interest at bank's
    reference rate plus 3%, 11.25% at September 30, 1999         $4,780         $5,400

  Term loan with interest at bank's reference rate plus 3%           --            750

  Capital lease obligations                                         955            960
                                                                 ------         ------
         Total short term borrowings                             $5,735         $7,110
                                                                 ======         ======

Long term debt and other obligations
  Subordinated loan facility due November 2001 with
    interest at 12% net of unamortized warrant cost
    of $539 and $604, respectively                               $1,961         $1,896
  Senior subordinated convertible note due May 2002
    with interest at 9% net of unamortized warrant cost
    of $1,003 and 1,100                                           3,997         3,900
  Capital lease obligations                                         187           803
                                                                 ------         ------
         Total long term debt and other obligations              $6,145         $6,599
                                                                 ======         ======

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

                                             Other
        Quarter Ended           ArtToday     North                                   Rest of
      September 30, 1999          .com      America      UK    Germany    Australia   World     Eliminations    Total
      ------------------        --------    -------     ----   -------    ---------  -------    ------------   -------
Net Revenues-external           $   585     $ 2,620     $348   $   989     $   527   $   565      $    --      $ 5,634
            -internal                           347       --        --          --        --         (347)          --


Income (loss) before taxes         (115)     (2,090)      10       169          86       104           --       (1,836)
Income tax expense (credit)                      15       --        --           7        (5)          --           17

Net Income (loss)                  (115)     (2,105)      10       169          79       109                    (1,853)

Identifiable assets             $    59    $ 20,723     $547      $675        $290      $319           --      $22,613


        Quarter Ended
      September 30, 1998             North                                      Rest of
          (restated)                America      UK      Germany    Australia    World     Eliminations    Total
      ------------------            -------    ------    -------    ---------   -------    ------------   --------

Net Revenues-external               $ 9,958    $  749    $ 1,835     $   640     $  513     $    --       $ 13,695
            -internal                   542        --         --          --         --        (542)            --

Income (loss) before taxes           (1,652)      (93)       167         157        (62)         --         (1,483)
Income tax expense (credit)            (563)       --         --           9         --          --           (554)

Net Income (loss)                    (1,266)      (93)       167         148        (62)         --         (1,106)
Identifiable assets                $ 21,085    $1,100    $ 3,257     $   839      $ 863          --        $27,144


Pro forma results of operations for the quarter ending September 30, 1998 (as restated) assuming that the ArtToday.com acquisition occurred at the beginning of the quarter would be as follows (in thousands except per share amounts):

Revenues                                  $14,315
Loss before taxes                           1,587

Net loss                                    1,059

Diluted earnings (loss) per share          ($0.19)


9.   BASIC AND DILUTED EARNINGS PER SHARE

Net loss and the weighted average numbers of shares outstanding (denominator) used to calculate basic earnings per share are reconciled to the numbers of shares used in calculating diluted earnings per share as follows:

                                    Three Months Ended September 30,
                                    --------------------------------
                                         1999              1998
                                         ----              ----
Net Loss                             $(1,853,000)     $ (1,106,000)
                                     ===========      ============
Shares used to compute basic EPS       7,019,000         5,667,000
Add effect of dilutive
securities:
  Convertible Note                       658,000                --
  Warrants                               263,000                --
  Stock options                          674,000           589,000
                                     -----------      ------------
Shares used to compute diluted EPS     8,614,000 (1)     6,256,000(1)
                                     ===========      ============

(1) Not presented as results were anti-dilutive

10.  COMPREHENSIVE INCOME (LOSS)

Comprehensive income includes changes in the balance of items that are reported directly in a separate component of stockholders' equity on the condensed consolidated balance sheets. The reconciliation of net loss to comprehensive loss is as follows.

                                    Three Months Ended September 30,
                                    --------------------------------
                                         1999             1998
                                         ----             ----
Net Loss                             $(1,853,000)    $ (1,106,000)
Other comprehensive (loss) gain
  Foreign currency translation
  adjustments                            (38,000)         153,000
                                     -----------     ------------
Total comprehensive loss             $(1,891,000)    $   (953,000)
                                     ===========     ============


11.  SUBSEQUENT EVENTS

POTENTIAL DE-LISTING FROM THE NASDAQ NATIONAL MARKET

By letter of November 2, 1999, the Nasdaq National Market notified us that we did not meet the $4 million net tangible assets requirement for continued listing on the Nasdaq National Market. Our June 30, 1999 annual report on Form 10-K reported net assets of $1.4 million. The Nasdaq National Market deducts goodwill from net assets to arrive at net tangible assets. As of June 30, 1999, IMSI had $1,156,000 of unamortized goodwill and net tangible assets of $286,000. A hearing before the Nasdaq Listings Qualifications Panel is scheduled for November 18, 1999, at which time we will present our plan for compliance with the net tangible assets requirement. There can be no assurance that IMSI will continue to be listed on the Nasdaq National Market. Any de-listing instituted by the Nasdaq would likely have an adverse and material effect on the price of IMSI's stock and on the ability of IMSI's shareholders to sell their shares. The securities laws of several states could impose limitations on the liquidity of the common stock. Such de-listing could also adversely affect IMSI's ability to obtain additional debt and/or equity financing and may result in the reduction in the amount and quality of securities analyst and news media coverage of IMSI.

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

Zedcor

The May 1999 amendments to the Zedcor Fee Agreement provide for the issuance of additional shares if the average market price of IMSI stock is less that $8 per share three days before the registration of the shares issued is declared effective. This price protection applies only to the 190,797 shares issued for the (i) conversion of the note balance into 150,321 shares, and (ii) the issuance of the additional 40,476 shares under the May amendments to the Zedcor Fee Agreement.

In the third quarter of fiscal year 2000, IMSI agreed to immediately issue to the former Zedcor shareholders an additional 185,005 shares, the maximum number of additional shares to which they were entitled under the price protection, in settlement of all claims. Written execution of this agreement is awaiting final approval of the banks and creditors, who have already indicated that approval will be granted. Because IMSI was not contractually obligated to offer the price protection under the original Zedcor Fee Agreement, it will recognize a charge equal to 185,005 shares times the market price of IMSI stock on the date of the execution of the settlement agreement.

CVI

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

BayStar

On November 15, 1999, IMSI received a letter from BayStar Capital relating to the 9% Convertible Note due 2002, the Warrant, the Registration Rights Agreement and the Securities Purchase Agreement all dated May 24,1999 (the "BayStar Agreements"). In the letter, BayStar stated that IMSI owes BayStar penalties relating to the failure of the registration statement relating to the securities underlying the Note and the Warrant to be declared effective by September 21, 1999. BayStar asserts in the letter that, after a 15-day notice period, it intends to exercise rights that it claims to have under the BayStar Agreements to modify the conversion terms of the Note so that the conversion price would be reset to the closing bid price for the common stock on the day before conversion of the Note. IMSI believes it is unclear from the letter and the language of the Note what rights BayStar believes it has under the BayStar Agreements that it purports to be asserting. There can be no assurances concerning the outcome of any subsequent discussions between BayStar and IMSI or any litigation that BayStar may subsequently initiate. If BayStar was entitled to convert, and did convert the Note at a conversion price based on the closing bid price of the common stock on the day before conversion rather than at the conversion price originally fixed in the Note (subject to adjustment), and if, as is true on the date of this Form 10-Q, the market price of the common stock was significantly below the conversion price originally fixed in the Note, such conversion could result in a materially larger number of shares of common stock being issued, with resulting dilution to existing shareholders.

TLC

In January 1999, IMSI and TLC agreed to amend the terms of the Org Plus agreement to allow IMSI to settle the $1.8 million cash obligation by the issuance of 200,000 shares of IMSI's common stock. In April 1999, IMSI agreed that if TLC sells any shares within 30 days following the effectiveness of a registration statement covering the 200,000 shares, IMSI will pay TLC the difference between the sales price and $8.50 per share, such payment to be made either in cash, or at IMSI's option or by issuing additional shares based on the average share price during the thirty day protection period, at IMSI's option. Based on the June 30, 1999 share price, IMSI was contingently liable to pay TLC $725,000 under this protection clause. A registration statement was filed on June 8, 1999 for the 200,000 shares, but that registration statement is not yet effective.

On August 27, 1999, TLC (now owned by Mattel) served upon IMSI an arbitration demand based on allegations that IMSI failed to timely file the registration statement and asserting that the original obligation was revived. Management believed that it had reached an agreement in principal with Mattel for the issuance of 300,000 additional shares of common stock in satisfaction of its claim. However, no written agreement has been executed between the parties.

In September 1999, IMSI and TLC orally agreed that, in consideration for 300,000 shares and the waiver of a $200,000 receivable due from TLC, TLC would not terminate the April agreement and seek $1.8 million in cash and that it would deem any claim that TLC may have for additional shares to be satisfied. No written agreement was executed and no shares have been delivered.

In view of the length of time that has passed since TLC and IMSI reached a verbal agreement, during which time IMSI's stock price has fallen and TLC's current shares remain unregistered, it is unlikely that TLC will continue to accept 300,000 shares in satisfaction of all claims. The nature of the claims that TLC might assert based on the agreements described above, and the resolution of these potential claims, is highly speculative. Based on the terms of the April agreement. No penalties have been incurred. The price protection feature of the April agreement is contingent and a charge will be taken at the time the contingency is resolved.

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

12.     RESTRUCTURING CHARGE

The following table reflects the rollforward activity in the accrued restructuring liability account:


Accrued Restructuring Liability:          Balance         First          Balance
                                          June 30,       Quarter      September 30,
                                            1999         Activity          1999
                                         ----------      --------     -------------


Warehouse closure:
    Accrued rent                         $  249,000      $ 61,000       $ 188,000
    Broker's fee                            103,000                       103,000
Warehouse transition costs                  284,000        22,000         262,000
Facilities consolidation:
    Novato:
       Rent                                 180,000       135,000          45,000
       Broker's fee                          65,000        16,000          49,000
       Excess furniture lease                14,000         4,000          10,000
       Additional walls and doors            29,000         7,000          22,000
       Miscellaneous charges                  3,000         1,000           2,000
Tech support facility                       110,000        12,000          98,000
Consolidation of  Foreign Offices             6,000                         6,000
Personnel reductions                        397,000       141,000         256,000
                                         ----------      --------      ----------
Total accrued restructuring liability    $1,440,000      $399,000      $1,041,000
                                         ==========      ========      ==========


The following table reflects the rollforward activity of planned terminations under the restructuring plan.


                                        Planned              Cumulative
                                   terminations as of   Terminations as of
                                     June 30, 1999      September 30, 1999
                                   ------------------   ------------------
Sales and Marketing                               22                    18
General and Administrative                         8                     5
Manufacturing                                     23                     8
Research and Development                          37                     3
                                   ------------------   ------------------
                                                  90                    34
                                   ------------------   ------------------

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

NET REVENUES

Net revenues for the three month period ended September 30, 1999 were $5,634,000 compared to $13,695,000 in the comparable quarter of the previous fiscal year, representing a decrease in net revenues of 58.9%. Product revenues in absolute dollars and as a percentage of total net revenues for each of IMSI's principal product categories were as follows for the periods indicated (in thousands):


                                     Three Months Ended September 30,
                           -----------------------------------------------------
                                    1999                         1998
                           ------------------------    -------------------------
Precision Design                  $1,795       32%            $3,777        28%
Graphic Design                     2,520       44%             4,268        31%
Business Applications              2,006       36%             3,135        23%
Utilites                           1,039       18%             3,580        26%
Other Products                       498        9%             3,842        28%
Sales Reserves                    (2,224)     -39%            (4,907)      -36%
                           -------------     ----      -------------     -----
Net  Revenues                     $5,634      100%           $13,695       100%
                           =============     ====      =============     =====

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

Revenues in the business applications category for the three-month period ended September 30, 1999 decreased by $1,129,000 or 36% from the comparable period of fiscal 1998. The sales of TurboProject were comparable to last year, and HiJack sales increased by 103%. These gains were more than offset by the declining sales of other products, which are non-core products. Under IMSI's restructuring plan, IMSI is not spending as much on marketing non-core products as during the comparable period last year, and such reduced spending contributed to the decline in revenues during the first quarter of fiscal 2000.

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

Revenues in the other products category for the three month period ended September 30, 1999 decreased by $3,344,000, or 87.0%, from the comparable period of fiscal 1998. The decrease was primarily due to a discontinuation of products in this category.

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

Net revenues from domestic sales decreased by $6,753,000 or 67.8% to $3,205,000 and were 56.9% of total net revenues for the three month period ended September 30, 1999. This compares to net revenues from domestic sales of $9,958,000, or 72.7% of total net revenues, for the comparable period in the previous fiscal year.

Net revenues from international sales declined by $1,308,000 or 35%, and were $2,429,000 or 43.1% of net revenues for the three month period ended September 30, 1999. This compares to $3,737,000 or 27.3% of net revenues for the three months ended September 30, 1998. Net revenues from international sales increased as a percentage of total sales because of the much steeper decline in domestic sales as a part of the total.

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

During the quarter ended September 30, 1999, the Company's significant new product releases and upgrades included:

      o Stanley(R) Home Design Software, released August 31, 1999, developed and marketed in alliance with The Stanley Works. Stanley Home Design is a software tool that allows residential home remodelers to draw and preview a prospective home in 3D. The product is a combination of the capabilities found in IMSI's Floor Plan and TurboProject products.

      o FloorPlan 3D Design Suite v5, released August 31, 1999, is an easy to use tool for Home and Garden design projects. Floor Plan allows the customer to transform designs into 3D walkthroughs.

      o Form Tool v4, and Form Tool Express 4.0, released September 30, 1999, are fast and easy tools for effective forms management. Form Tool has built-in relational data base support, incorporates drag-and-drop design, powerful data storage, and integrated scanning and OCR technology. Customers may design and print business forms quickly, or choose from over 400 pre-built templates. The customer can then complete and electronically sign and route the form over a company Intranet to other people in the organization. Data is automatically stored in an integrated relational database.

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

On September 27, 1999, TechData notified us that it would terminate its distribution agreement with us within 60 days as a result of a disagreement over payment terms. Although TechData was one of our largest distributors, we anticipate only a minimal impact on future sales because other distributers assumed substantially all of the accounts previously serviced by TechData.

Based on reports received from TechData, we estimated, as of September 27, 1999, that Tech Data held $566,000 of IMSI product in its inventory. Because our distributorship agreement with TechData allowed for product returns upon termination, our return reserve included an allowance of $566,000 for TechData's entire reported inventory as of September 30, 1999. After September 30, 1999, Tech Data requested to return $575,000 of IMSI inventory. We received inventory of approximately $265,000 on December 19, 1999 and approximately $257,000 on January 27, 2000, for a total of approximately $522,000. We do not anticipate receiving any further returns from TechData.

IMSI's agreement with TechData required us to accept returns of the products in TechData's inventory at the price paid by TechData less any subsequent returns or credits, provided that the products were unopened and in their original factory sealed packages. To date, we have credited TechData for only $25,000 of the $522,000 in returns because we believe the remainder of the product inventory returned by TechData did not meet these conditions. TechData has contested our right to refuse the balance of the returns.

IMSI's receivable balance from TechData as of September 30, 1999 was approximately $752,000. After applying the reserve for expected returns, the net receivable due from TechData at September 30, 1999, was $186,000. We do not anticipate paying a cash refund to TechData for returned product. The financial statements as of December 31, 1999 will reflect the entire receivable due from TechData as uncollectable based on our subsequent discussions with and correspondence from TechData.

PRODUCT COSTS

Product costs decreased from $5,469,000 to $3,182,000 representing an increase as a percentage of net revenues from 39.9% to 56.5% for the three-month periods ended September 30, 1998 and September 30, 1999, respectively. Major factors were decreased selling prices for our products due to price discounts and end user rebates and costs associated with the refurbishment of returned products in the United States. Product costs also increased as a percentage of net revenues because of amortization of capitalized software and license fees over a lower sales base.

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

The strategy for meeting the Company's working capital requirements also includes reducing our costs through manufacturing and warehouse outsourcing, facilities consolidation, and personnel reductions. See note 12 on page above for the table that reflects the rollforward activity in the accrued liability account relating to the restructuring. For a complete discussion of the Company's restructuring plan, please refer to our Form 10-K for the year ending June 30, 1999.

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


                                    -------------     -------------
              QUARTER ENDING         OPERATING         NET INCOME
                                       INCOME            (LOSS)
                                       (LOSS)
          -----------------------   -------------     -------------
           Fiscal 1998 (Restated)

             September 30              $  (4,668)         $ (3,114)
             December 31                   2,140             1,220
             March 31                      1,894             1,000
             June 30                         720               524
                                       ---------         ---------
                                       $      86         $    (370)
                                       =========         =========
          Fiscal 1999
             September 30              $  (1,483)        $  (1,106)
             December 31                  (6,103)           (4,274)
             March 31                     (6,319)           (9,780)
             June 30                      (9,985)          (11,806)
                                       ---------         ---------
                                       $ (23,890)        $ (26,966)
                                       =========         =========
          Fiscal 2000
            September 30                $(2,814)          $(1,853)

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

                                     Three Months Ended September 30,
                                                           Change From
                                       1999               Previous Year                  1998
                                ------------------    ---------------------      --------------------
Precision Design                $  1,239        21%     ($ 2,348)     -65%        $  3,587        27%
Graphic Design                       689        12%       (3,070)     -82%           3,759        28%
Business Applications              1,199        21%       (1,220)     -50%           2,419        18%
Utilities                            901        15%         (602)     -40%           1,503        11%
Other products                       (38)      -1%        (2,350)     -102%          2,312        17%
Increase in sales reserves         1,856        32%        2,076      -944%           (220)       -2%
                                --------       ---      --------                  --------       ---
Total                           $  5,846       100%     ($ 7,514)                 $ 13,360       100%
                                ========       ===      ========                  ========       ===

YEAR 2000 ISSUES COULD AFFECT OUR BUSINESS IF OUR PRODUCTS, OR THE SYSTEMS WE USE, OR THE SYSTEMS OUR SUPPLIERS USE FAIL BECAUSE THEY ARE NOT YEAR 2000 COMPLIANT. Software, embedded processors, or computer systems may fail if they do not accurately recognize the Year 2000. We recognize the need to ensure that our operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the Year 2000 date are a known risk. We established procedures for evaluating and managing the risks and costs associated with this problem. As part of the general upgrade of our information systems we are putting in place systems that will be Year 2000 compliant.

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

ITEM 2.   Changes in Securities and Use of Proceeds
Not Applicable

ITEM 3.   Defaults upon Senior Securities
We are in default of our non-revolving reducing loan to Union Bank of California. See Note 7 to the condensed consolidated financial statements, at page 9 above.

ITEM 4.  Submission of Matters to a Vote of Security Holders
Not Applicable

ITEM 5.   Other Information
The Nasdaq National Market has informed us that as of November 2, 1999 IMSI is no longer in compliance with the net tangible assets requirement of $4 million for continued listing on the Nasdaq National Market. See Note 11 to the condensed consolidated financial statements, at page 11 above.

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




DATE: May 11, 2000              INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.





                                By:    /s/ Geoffrey Koblick
                                    ----------------------------------
                                Geoffrey Koblick
                                Chairman of the Board of Directors

                                 EXHIBIT INDEX

      Exhibit
       Number                 Description
      --------                -----------
        27.1             Financial Data Schedule