Form 10-K405/A
period 1999-06-30
INTERNATIONAL MICROCOMPUTER SOFTWARE INC /CA/
filed 2000-05-18
CIK 814929

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

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


                              CLOSING SALES PRICES

Fiscal Year 1998                      High Bid    Low Asked
                                       ------      ------
First Quarter                          $13.63      $ 9.63
Second Quarter                          18.38       13.00
Third Quarter                           17.13       12.44
Fourth Quarter                          18.00       14.00

Fiscal Year 1999

First Quarter                           15.13        5.63
Second Quarter                          10.25        3.63
Third Quarter                           14.00        8.75
Fourth Quarter                          11.88        4.79


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



STATEMENT OF OPERATIONS DATA:                     (Amounts in thousands except per share amounts)
Year ended June 30,                        1999           1998           1997          1996          1995
-----------------------------------      --------       --------       --------      --------      --------
                                                       RESTATED(2)

Net Revenues                             $ 37,679       $ 62,065       $ 41,839      $ 25,679      $ 20,300

Operating income (loss)                   (23,890)            86          4,367         1,801          (370)

Income (loss) before income
taxes and extraordinary item              (25,770)          (673)         4,237         1,539          (424)

Extraordinary item (1)                       (959)            --             --            --            --

Net income (loss)                         (26,966)          (370)         2,597           954          (435)

Net income (loss) Per share:
   Basic                                 ($  4.30)      ($  0.07)      $   0.53      $   0.20      ($  0.09)
   Diluted                               ($  4.30)      ($  0.07)      $   0.46      $   0.18      ($  0.09)

Weighted average common
Shares
  Basic                                     6,275          5,513          4,946         4,795         4,705
  Diluted                                   6,275          5,513          5,682         5,288         4,705

BALANCE SHEET DATA:
As of June 30,                             1999           1998           1997          1996          1995
-----------------------------------      --------       --------       --------      --------      --------
                                                       RESTATED(2)
Working capital                          $ (1,227)      $  6,572       $  7,334      $  3,092      $  1,967

Total assets                               27,144         35,655         17,573        11,058         7,470

Long term debt and other
Obligations                                 6,599          1,682          2,042           565           103

Stockholders' equity                     $  1,442       $ 13,411       $  7,495      $  4,522      $  3,397


(1)     Extraordinary item related to debt extinguishment.

(2)     See Note 16 to the consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESTATEMENT, AS OF AND FOR THE YEAR ENDED JUNE 30, 1998

Subsequent to the issuance of IMSI's 1998 financial statements, IMSI's management, after consultation with our current auditors, determined that we should have deferred the recognition of revenue related to three advanced royalty payments recorded in fiscal 1998 for certain technology licensing agreements. Previously, IMSI recognized revenue in the amount of these advanced payments upon execution of the licensing agreement. Upon reviewing certain licensing agreements, IMSI determined that it should have deferred the amounts of these advanced payments. The revenue related to these advance payments should have been recognized as it was earned as royalties under the terms of the agreements. As a result, the financial statements as of and for the year ended June 30, 1998 have been restated from amounts previously reported to defer recognition of $407,000 of revenue until earned as royalties in subsequent periods. See Note 16 to the consolidated financial statements.

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

                                                        YEAR ENDED JUNE 30,
                             ------------------------------------------------------------------------------------
                                                1999                            1998                1997
                             -----------------------------------------  -------------------   -------------------
                                                      CHANGE FROM          As restated
                                                     PREVIOUS YEAR
                                                   -------------------
                                 $         %           $          %         $         %          $          %
                             --------   --------   --------   --------  --------   --------   --------   --------
Precision design             $ 13,168         35%  ($ 2,490)      -16%  $ 15,658         25%  $ 11,302         27%
Graphic design                 12,928         34%    (5,983)      -32%    18,911         31%    19,461         47%
Business applications           8,013         21%      (968)      -11%     8,981         14%     2,558          6%
Utilities                       3,921         11%    (7,838)      -67%    11,759         19%     4,816         12%
Other products                  2,511          7%    (5,649)      -69%     8,160         13%     4,656         10%
Increase in sales reserves     (2,862)        -8%    (1,458)     -104%    (1,404)        -2%      (954)        -2%
                             --------   --------   --------   --------  --------   --------   --------   --------
Total net revenues           $ 37,679        100%  ($24,386)      -39%  $ 62,065        100%  $ 41,839        100%
                             ========   ========   ========   ========  ========   ========   ========   ========

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

Product returns often increase when IMSI introduces upgrades and new versions of products. New version releases may result in an increase in return reserves. Therefore, new product introductions by competitors also increase returns. As of June 30, 1999, management considered likely product upgrades and factored in an appropriate increase in the return reserve for such products accordingly.


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

RESERVE FOR RETURNS, PRICE DISCOUNTS AND REBATES

IMSI recognizes revenue net of estimated returns and allowances for returns, price discounts and rebates, upon shipment of a product and only when no significant obligations remain and collectability is probable. Our return policy generally allows our distributors to return purchased products primarily in exchange for new products or for credit towards future purchases as part of stock balancing programs, subject to certain limitations that may exist in the contract with an individual distributor, governing, for example, aggregate return amounts, and the age, condition and packaging of returned product. Under certain circumstances, such as terminations or when a product is defective, distributors could receive a cash refund if returns exceed amounts owed. In addition, foreign distributors can return product for payment if return amounts exceed amounts owed.


In December 1998, IMSI's primary distributor in Germany exited the software distribution business. On May 27, 1999, as a result of the termination, the German distributor returned $248,000 of previously paid resaleable product and IMSI refunded the full $248,000. . In March 1999, IMSI decided to terminate its relationship with its primary distributor in Australia and sell directly to retail outlets. The previously paid resaleable product returned upon termination by the Australian distributor was valued at $304,000. We paid $189,000 in June 1999 to the Australian distributor and relieved $115,000 in receivables as a result of that termination. IMSI anticipates that the German distributor will make additional claims in fiscal year 2000. As of June 30, 1999, IMSI had no current liability to any other foreign or domestic distributor for resaleable product returned on termination. In addition, IMSI provides price protection to its distributors when it reduces the prices of its products. End users may return products through dealers and distributors within 60 days from the date of purchase for a full refund, and retailers may return older versions of products for a full refund. Generally, distributors and retailers have no time limit to return merchandise, except that distributors have 60-90 days to return merchandise upon termination of the distributorship agreement.


At the end of each quarter, IMSI performs a physical inventory, evaluates this inventory for impairment, and records the value of inventory, including any returned products, at the lower of cost or market. While IMSI believes there is a market for both core and non-core products, it has reduced the carrying value of non-core products as a result of its decision to focus solely on core products and discontinue supporting non-core products.

Our allowances for returns, price protection and rebates are based upon our best judgment and estimates at the time of preparing the financial statements. Reserves for returns, price discounts and rebates are estimated using, among other things, historical averages and a consideration of open return requests. Due to return activity that did not appear fully consistent with historical estimates, beginning with the quarter ended December 31, 1998, we supplemented the process by which we establish our reserve estimates with a consideration of channel inventories in the U.S., recent product sell-through activity and market conditions.

Information available in regards to channel inventory and sell through activity is limited. This information, generated by third parties from whom IMSI purchases the data, does not cover all of our customers and is unaudited. Management is required to exercise judgement in estimating future returns, price discounts and rebates. Total reserves for returns, price discounts and rebates, not including reserves for bad debt, were 50%, 20%, and 19% of gross receivables at June 30, 1999, 1998 and 1997, respectively.

In establishing return reserves at June 30, 1999, we obtained information about inventory levels at our primary U.S. distributors and retailers. We compared these inventory levels to our estimates of future sell-through based on information obtained about the U.S. market from PC Data. Based on this information and our historical experience, we established the amount of return reserves. We also considered the actual results subsequent to the end of the fiscal year up to the filing of the Form 10-K in establishing our return reserve.

Current and planned product upgrades are now among the factors used to establish reserves for product inventory. Other factors include product sales trends, competition from other products, and product inventory on hand. Prior to December 31, 1998, the Company did not consider separately the effect of product upgrades in determining the reserve for returns because it believed that the impact of product upgrades on returns was already appropriately reflected in the historical estimates.

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
                              ========        ========        ========        ========


During fiscal year 1999, we received about $4.3 million of product returns from fiscal year 1998 sales. As of June 30, 1998, we reserved approximately $3.0 million for returns. Accordingly, of the $17.7 million of additions to the return reserves recorded in fiscal year 1999, $16.4 million of the additions related to fiscal year 1999 sales. Although the dollar value of the reserve balance at June 30,1999 is much lower than sales reserved in fiscal 1999, this lower amount is justified by the continuing decline in our gross revenues throughout fiscal year 1999. The return reserve balance at June 30, 1999 is also consistent with the reduced level of inventory in the channel associated with the declining shipments of our products.

The following table illustrates the percentage impact of returns, rebates, and price discounts on gross revenue of $64,013,000, $73,470,000, and $48,419,000 in fiscal year 1999, 1998, and 1997, respectively, and the resulting net revenues, as reflected in the consolidated statement of operations.

(in thousands)                          1999                   1998 (as restated)                   1997
                               ----------------------        ----------------------        ----------------------
                               Amount            %            Amount           %            Amount           %
                               -------        -------        -------        -------        -------        -------
Gross Revenues                 $64,013          100.0%       $73,470          100.0%       $48,419          100.0%

Additions to
Reserves for:
    Returns                     17,714           27.7%         9,355           12.7%         4,681            9.7%
    Price discounts              6,146            9.6%         2,050            2.8%         1,899            3.9%
    Rebates                      2,474            3.9%            --             --             --             --
                               -------        -------        -------        -------        -------        -------
                               $26,334           41.2%       $11,405           15.5%       $ 6,580           13.6%

                               -------        -------        -------        -------        -------        -------
Net Revenues                   $37,679           58.8%       $62,065           84.5%       $41,839           86.4%
                               =======        =======        =======        =======        =======        =======

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

IMSI reviews its product inventories for obsolescence at the end of each reporting period. IMSI reserves a portion of its recorded inventory book value to account for its anticipated inability to sell certain products or the anticipated inability to sell certain products at a net realizable value that is greater than their recorded cost. Products that are in IMSI's inventory but are not currently being sold are fully reserved. As part of its restructuring plan, IMSI identified a limited number of core products that it plans to continue to sell on a long-term basis. Reserves for non-core products that IMSI will continue to sell in the normal course of business but will no longer manufacture or actively market have been increased as part of the Company's restructuring. As of June 30, 1999, IMSI reserved $2,184,000 for non-core products in its inventory. IMSI also completely reserved $1,017,000 of other products in its inventory that it no longer sells, and reserved $144,000 of core products inventory that it estimated to be in excess of consumer demand.

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

IMSI began its restructuring in June 1999 and anticipates completing its restructuring by end of fiscal year 2000. Restructuring costs of $3,271,000 that would have been recognized through cost of sales in the normal course of business (inventory, royalties, license fees, capitalized software, warehouse costs, warehouse outsourcing costs) are included in the income statement as a component of costs of goods sold. Restructuring costs of $1,508,000 that would have been reported as operating expenses in the normal course of business are reported in the income statement under the "restructuring charge" line item.

The following table summarizes these restructuring costs by segment:


(IN THOUSANDS)                                     COST OF GOODS SOLD            OPERATING EXPENSE
                                                -----------------------       -----------------------
                                                 North                         North
                                                America           UK          America           UK           Total
                                                --------       --------       --------       --------       --------
Write down of inventory of non-core             $  2,096       $     88                                     $  2,184
products
Write down of intangibles associated
with
Non-core products, total:
   License Fees                                      217                                                         217
   Goodwill                                                                          5                             5
   Prepaid Royalties                                 143                                                         143
   Capitalized Software                              159                                                         159
Write down of furniture, fixtures,
equipment and leasehold improvements:
   Novato -
      Computers and peripherals                                                    150                           150
      Tenant improvements                                                          139                           139
      Furniture and fixtures                                                       109                           109
   Vacaville & Albuquerque -
      Furniture and fixtures                                                        25                            25
   U.K. -
      Furniture and fixtures                                                                       41             41
Abandoned leases and associated costs:
   Novato -
      Rent                                                                         180                           180
      Broker's fee                                                                  65                            65
      Excess furniture lease                                                        14                            14
      Additional walls and doors                                                    29                            29
      Miscellaneous charges                                                          3                             3
   Vacaville warehouse --
      Rent                                           249                                                         249
      Broker's fee                                                                 103                           103
   Albuquerque tech support facility                                               110                           110
   U.K --
      Rent                                                                                          6              6
      Labor cost for shutdown of office                                                            19             19
Warehouse transition costs                           284                                                         284
Personnel reduction and severance costs:
   U.S                                                35                           470                           505
   U.K                                                                                             41             41
                                                --------       --------       --------       --------       --------
                                                $  3,183       $     88       $  1,402       $    107       $  4,780


Write down of inventory of non-core products. In the restructuring, we identified products in our precision design and graphic design categories, or those in our business application category sold in combination with our design products, such as TurboProject, as "core products" that we will continue to sell and support. "Non-core products" consist of those products in our inventory that, due to the restructuring plan, we will continue to sell, but no longer support with upgrades, improvements, or marketing programs. "Other products" refers to products that we no longer sell.

Non-core products include current and previous versions of:

3D Artist                           Graphics Converter                    People Scheduler
CD Copier                           Hijaak                                Solid Modeler
Conversational Skills               Lumiere                               TurboSketch
Cookbook                            MapLinx                               UpdateNow
E-mail animator                     MasterPublisher MasterPhotos          VoiceDirect
EZ Language                         Mouse                                 WebArt
Family Home Collection              MultiMedia Fusion                     Web Business Builder
Flow                                Net Accelerator                       WinDelete
FormTool                            Org Plus                              Year 2000

Non-core products also include older versions of FloorPlan, MasterClips, and TurboCAD. We estimate that sales of all non-core products will be discontinued by June 30, 2000.

Our restructuring charge included $2,184,000 in inventory write-downs related to non-core products, $2,096,000 of which we included in our U.S. segment. We based this impairment of the value of our inventory on our subjective estimate, product by product, of how much our inventory exceeds customer demand, looking at factors such as inventory levels at IMSI facilities and as reported by distributors, sales data from internal sources and PC Data, and marketing and sales department estimates based on historical and current market trends. Market conditions continue to change, which may necessitate reserving product inventories in the future at higher levels than that recorded as of June 30, 1999.

At June 30, 1999, the adjusted cost basis of non-core products, after considering the $2,184,000 write down in value of these products, was $1,079,000. We believe this value of the non-core product inventory will be recovered, consistent with our restructuring plan, through a combination of sales in our existing distribution channels, sales through alternative channels, such as software liquidators, or by the sale or license of the rights to the non-core product lines.

Write down of intangible assets associated with non-core products. We reviewed our intangible assets associated with non-core product lines for impairment in accordance with SFAS 121 and adjusted the carrying value of these assets as necessary. These intangible assets included license fees, capitalized goodwill and brand names, prepaid royalties, and capitalized software. We believed these assets were impaired because we no longer manufacture or actively market the non-core products with which they are associated. The intangible assets associated with Easy Language and our business utility product lines were not written off in the restructuring. We determined that the net realizable value of these intangible assets associated with the remainder of our non-core product lines was $0, and accordingly wrote down $525,000 in our U.S. segment.

The following table provides a summary of the carrying value of all assets associated with our non-core products as of June 30, 1999.

                                         Write down in    Adjusted
                           Cost basis     connection     cost basis
                           at June 30,       with          at June
                              1999       restructuring     30, 1999
                             ------         ------         ------
Inventory                    $3,263         $2,184         $1,079
License fees                    217            217              0
Goodwill                          5              5              0
Prepaid royalties               224            143             81
Capitalized software            336            159            177
                             ------         ------         ------
                             $4,045         $2,708         $1,160

Write down of furniture, fixtures, equipment and leasehold improvements. Because our restructuring plan called for the reduction of employees and the consolidation of facilities, we determined to write down $464,000 of furniture, fixtures, equipment and leasehold improvements at our Novato headquarters, Vacaville, California and Albuquerque, New Mexico facilities, and our U.K. office. The write down of $398,000 of fixed assets in Novato consisted of $150,000 of computers and peripherals, $139,000 of tenant improvements, and $109,000 of furniture and fixtures. The write down of $25,000 and $41,000 of fixed assets in Vacaville and Albuquerque and the U.K., respectively, consisted of furniture and fixtures. These assets were abandoned and are no longer being used in the operation of the business.

Abandoned leases and associated costs. We wrote off a total of $778,000 for abandoned leases and associated costs in both U.S. and U.K. segments. As part of the restructuring, we vacated half of the office space leased at our Novato headquarters in June 1999, which we plan to sublease. The write down of $291,000 in Novato consisted of four months rent for the space to be subleased of $180,000, the broker's fee to sublease the space of $65,000, an excess furniture lease of $14,000, the cost of additional walls and doors to partition the space of $29,000, and miscellaneous charges of $3,000. As part of the restructuring, we plan to vacate the Vacaville warehouse entirely by February 2000. We determined that about 50% of the costs of the warehouse should be written off ($249,000), along with a broker's fee to sublet unoccupied space ($103,000), in the restructuring. Because of the reduction in product lines and corresponding reduction in the need for technical support, we wrote off 50% ($110,000) of the future rent for the Albuquerque technical support facility. Because the restructuring plan calls for the consolidation of our foreign offices, we wrote down $25,000 in expenses associated with vacating our U.K. office.

Warehouse transition costs. As we make the transition to outsourcing of our warehouse, fullfilment, and shipping functions, we included warehouse transition costs of $284,000 in the restructuring charge. We estimated that our warehouse would remain open for four months during the transition and that 50% of the operating expenses were associated with shutting down the facility. We accrued 50% of the cost of operating the warehouse for this four-month period as an operating expense and will recognize the remaining costs (those that benefit the future period) as cost of sales.

Personnel reduction and severance costs. As part of the restructuring plan, IMSI planned to terminate 90 employees by the end of fiscal year 2000 in the following departments: sales and marketing (22); general and administrative (8); manufacturing (23); and research and development (37). Our total restructuring charge relating to personnel reduction and severance costs was $546,000, of which $505,000 applied to the U.S. segment and $41,000 to the U.K. segment. These costs were recorded as operating expenses. We also forgave a $35,000 note receivable from a shareholder and company executive who was terminated as part of the restructuring. We recorded this amount as a cost of goods sold.

As a result of the restructuring, IMSI expects reduced future costs and reduced future revenues. IMSI expects to reduce payroll costs by approximately $266,000 per month and expects to reduce rent costs by approximately $71,000 per month as a result of its warehouse closing, the closing of its U.K. office, and the subleasing of half of its headquarters office space, and corresponding reduction in employees. Due to the write off of approximately $464,000 in furniture and equipment assets, depreciable over 3 to 5 years, future periods will be relieved of this depreciation charge. IMSI expects revenues to decline substantially because it is marketing and selling fewer products and the demand for current products is declining. The following table details the classification of cash and non-cash amounts.

                                Cash             Non-Cash            Total
                             ----------         ----------         ----------
Restructuring Charge         $  956,000         $  552,000         $1,508,000

Product Costs                   657,000          2,615,000          3,272,000
                             ----------         ----------         ----------
                             $1,613,000         $3,167,000         $4,780,000
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

INTEREST AND OTHER EXPENSE, NET

Our interest and other expenses, net are comprised of interest accrued on debt instruments, amortization of the fair value of warrants issued in connection with debt, foreign currency transaction gains and losses, and other non-recurring items. Interest and other expense, net was $1,880,000, $759,000 and $130,000 in fiscal 1999, fiscal 1998 and fiscal 1997, respectively.

Interest and other expense net, excluding foreign currency transactions and other de minimus items, was $1,650,000, $603,000, and $164,000 in fiscal 1999,
1998 and fiscal 1997, respectively. Interest expense on debt instruments increased to $1,082,000 in fiscal year 1999, consistent with IMSI's increased long term borrowings and higher interest rates in fiscal year 1999. Approximately $246,000 and $65,000 of other expense in 1999 relates to the issuance of 40,476 shares and 10,000 shares respectively to Zedcor shareholders as discussed in Note 7 to the consolidated financial statements. Approximately $237,000 of other expense relates to the amortization of the warrants issued to Silicon Valley Bank and BayStar Capital, L.P. as discussed in Notes 5 and 6 to the consolidated financial statements.

Foreign currency transaction loss was $235,000 in fiscal 1999 and $153,000 in fiscal 1998. There was a foreign currency gain of $34,000 in fiscal 1997. IMSI does not attempt to hedge its foreign currency positions.

PROVISION (BENEFIT) FOR INCOME TAXES

Our effective tax rate was 0.1%, (45.0%), and 38.7% in fiscal 1999, fiscal
1998 and fiscal 1997, respectively. We recorded a valuation allowance of $11,126,000 in fiscal year 1999 due to the uncertainty of realizing deferred tax assets, which reduced the effective rate in 1999. See Note 11 to the consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Our operating activities used net cash of $2.7 million, $1.6 million and $400,000, respectively in fiscal 1999, 1998, and 1997. Excluding the changes in operating assets and liabilities, operating activities in fiscal year 1999 used $16.2 million in cash, due to IMSI's large operating losses. Large reductions in accounts receivable and inventories and an increase in accrued and other liabilities minimized the use of cash caused by IMSI's large net loss. Accrued liabilities increased as IMSI slowed its payments as a result of declining cash receipts. In particular, accrued rebates payable increased significantly because of the intense price competition and increase in rebates offered during fiscal year 1999. In fiscal year 1998, net cash used by operating activities resulted primarily from a $5.4 million increase in receivables, a $3.1 million increase in inventories and a $3.3 million increase in prepaid royalties and licenses, which were not entirely offset by IMSI's net income before depreciation and amortization of $4.1 million. In fiscal 1997, net cash used by operating activities resulted primarily from increases in receivables of $3.4 million, inventories of $934,000 and prepaid royalties and licenses of $1.8 million, offset in part by IMSI's income before depreciation and amortization of $2.1 million and increases in trade accounts payable of $1.4 million and smaller increases in other payables.

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

The conversion price is subject to adjustment, including adjustment to a reset conversion price on May 24, 2000, which may be as low as $4.6228 per share, or lower if defined events occur, such as the issuance of common stock, or grant rights to purchase stock, at a price lower than the then existing conversion price. These conditions are designed to prevent dilution of the conversion feature of the convertible note and dilution of the exercise price of the warrant. The trading value of IMSI's common stock on the date of issuance of the subordinated convertible debt was $6.50. The value of the contingent beneficial conversion feature at the date of commitment, and the potential charge to earnings, is $2,030,000. See Note 6 to the consolidated financial statements, "Convertible Subordinated Debt."

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

Deferred revenue increased from $407,000 in fiscal 1998 to $3,178,000 in fiscal 1999. Most of the increase was attributable to deferred revenue from ArtToday.com subscriptions. Standard 12-month subscriptions, accounting for $1,316,000 of deferred revenues, are recognized over 12 months from the date of purchase. IMSI also sells

ArtToday.com subscriptions in combination with subscriptions to utility programs, which are recognized over 15 months. The deferred revenue from these combined subscriptions was $2,728,000. Deferred revenue also included a $200,000 receivable from TLC whose collection was not assured. The remaining $136,000 of deferred revenue related to other license or pre-paid contracts. Previously deferred revenue of $1,609,000 was recognized in 1999.

The financial statements have been prepared on a basis that contemplates IMSI's continuation as a going concern and the realization of our assets and liquidation of our liabilities in the ordinary course of business. We have an accumulated deficit of $25,963,000 at June 30, 1999, and negative cash flows from operations of $2,741,000 in fiscal 1999. IMSI is also in default of various loan covenants. These matters, among others, raise substantial doubt about our ability to remain a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty. IMSI's continued existence is dependent on its ability to obtain additional financing sufficient to allow it to meet its obligations as they become due and to achieve profitable operations. See Note 1 to the consolidated financial statements, "Basis of Presentation and Realization of Assets."

IMSI will require additional working capital to meet its ongoing operating expenses, to execute its planned transition to the Internet, to develop new products, and to conduct other activities. Historically, IMSI has financed its working capital and capital expenditure requirements primarily from retained earnings, short-term and long-term bank borrowings, capitalized leases and sales of common stock. During fiscal year 1999, IMSI relied primarily on the issuance of long-term debt and the issuance of common stock. In fiscal year 1999, short term net credit line borrowings decreased $2.5 million while borrowings under term loans, primarily long term, increased $7.5 million. Common stock increased by $14.8 million, of which $6.2 million was issued for cash. A portion of the stock issued in fiscal year 1999 was used to retire debt and other liabilities. The large accumulated losses of IMSI and the relative small amount of shareholder's equity remaining as of June 30, 1999 will make it difficult for IMSI to obtain new debt financing or to obtain equity financing at attractive prices.

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

                            FISCAL 1999                    FISCAL 1998 (RESTATED)
                   -----------------------------       -----------------------------
                    OPERATING         NET INCOME         OPERATING        NET INCOME
QUARTER ENDING     INCOME (LOSS)        (LOSS)         INCOME (LOSS)        (LOSS)
                   -------------      ----------       -------------      ----------
 September 30        $ (1,719)         $ (1,106)         $ (4,668)         $ (3,114)
 December 31           (6,033)           (4,274)            2,140             1,220
 March 31              (6,231)          (10,739)            1,894             1,000
 June 30               (9,907)          (10,847)              720               524
                     --------          --------          --------          --------
                     $(23,890)         $(26,966)         $     86          $   (370)
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

Beginning in the quarter ended March 31, 1999, we recorded valuation allowances against our deferred tax assets to reduce our accumulated tax benefit to the amount anticipated to be realized. This valuation allowance caused the net loss for this period to be greater than its operating losses. During fiscal 1999, we recorded an extraordinary expense of $959,000 related to the issuance of our common stock at a discount for the repayment of debt and for settlement of other contractual obligations.

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

ACQUIRING PRODUCTS AND TECHNOLOGIES CREATES THE RISK OF FAILURE TO INTEGRATE AND MANAGE THE ACQUIRED BUSINESS. IMSI has in the past acquired, and expects to continue from time to time in the future to acquire, businesses, technologies, services, product lines and/or content databases that are complementary to IMSI's business in order to broaden its product lines and geographic sales channels. For example, in October 1998, IMSI acquired all the outstanding common stock of Zedcor, Inc., an Internet provider of art and visual content, which maintains the ArtToday.com web site, at www.arttoday.com..

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

While DCL holds some inventory for shipment, IMSI has not transferred title to any assets to DCL. The transition of product inventory and information systems to DCL was still in the implementation phase at September 30, 1999. Systems integration risks and inventory and fulfillment risks may affect our ability to ship products effectively and cause costly delays or cancellation of customer orders. Our divestiture of non-core products may reduce unit sales to the point that outsourced costs of production may increase.

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

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

The names of all members of the Board of Directors of IMSI, and information about them as of October 1, 1999 are set forth below:

NAME                                            AGE      OCCUPATION                    SINCE
----                                            ---      ----------                    -----
    William H. Lane III (1) (2)                 61       Former Vice President,        1999
                                                         Chief Financial Officer,
                                                         Secretary and Treasurer of
                                                         Intuit, Inc.
    Abe Ostrovsky (1) (2)                       56       Chairman of JetForm           1998
                                                         Corporation
    Martin Sacks                                39       Chairman of the Board of      1988
                                                         the Company
    Costa John                                  43       President, Chief Executive    1999
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

                           SUMMARY COMPENSATION TABLE

                                                                                                                LONG-TERM
                                                                                                              COMPENSATION
                                                              ANNUAL COMPENSATION                                AWARDS
                                    ---------------------------------------------------------------------   ------------------
NAME AND                                                                                   OTHER ANNUAL        SECURITIES
PRINCIPAL POSITIONS                 FISCAL YEAR       SALARY($)(1)         BONUS($)     COMPENSATION($)(2)  UNDERLYING OPTIONS
-------------------                 -----------       ------------         --------     ------------------  ------------------
Costa John (3)                          1999             66,667                  0                  0                 --
President, Chief Executive
Officer, and Chief Financial
Officer

Martin Sacks                            1999            220,000              9,706              5,141                 --
Chairman of the Board(4)                1998            200,000             48,137              7,346             50,000
                                        1997            200,000             22,500              5,249                 --

Geoffrey B. Koblick                     1999            200,000              9,706              7,252                 --
Consultant(5)                           1998            176,667             38,937              6,256             45,000
                                        1997            160,000             16,000              5,249

Robert Mayer                            1999            180,000              4,171              7,367
Executive Vice President of             1998            143,387             59,864              7,603             30,000
Worldwide Sales                         1997            138,000              8,511              5,249                 --


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

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                        RATES OF
                                                                                                       STOCK PRICE
                                                                                                      APPRECIATION
                                                 INDIVIDUAL GRANTS                                  FOR OPTION TERM (4)
                           -------------------------------------------------------------        --------------------------
                                            % OF TOTAL
                                        OPTIONS GRANTED TO   EXERCISE OR
                            OPTIONS         EMPLOYEES         BASE PRICE      EXPIRATION
      NAME                 GRANTED(1)    IN FISCAL YEAR(2)    ($/SHR)(3)         DATE              5%($)           10%($)
-------------------        ---------        ---------         ---------        ---------        ---------        ---------
Costa John                    60,000                8%            12.13           2/1/09          457,800        1,074,000
Martin Sacks                 100,000               14%             6.50          10/6/08          408,000        1,036,000
Geoffrey B. Koblick           90,000               13%             6.50          10/6/08          368,100          932,400
Robert Mayer                  80,000               11%             6.50          10/6/08          327,200          828,800

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

             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                            FY-END OPTION/SAR VALUES


                                                              NUMBER OF UNEXERCISED        VALUE OF UNEXERCISED
                                                                   OPTIONS/SARS            IN-THE-MONEY OPTIONS
                                                                 AT JUNE 30, 1999           AT JUNE 30, 1999 ($)
                                            VALUE           -------------------------    --------------------------
       NAME                 EXERCISE #    REALIZED($)       EXERCISABLE/UNEXERCISABLE    EXERCISABLE/ UNEXERCISABLE
-------------------         ----------    -----------       -------------------------    --------------------------
Costa John                       0             0                        0/60,000(1)                    0/0(2)

Martin Sacks                     0             0                 250,771/137,500(1)              537,677/0(2)

Geoffrey B. Koblick              0             0                 142,500/123,750(1)              237,405/0(2)

Robert Mayer                     0             0                  66,108/102,500(1)              136,411/0(2)

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

  NAME AND ADDRESS
  OF BENEFICIAL OWNER                    SHARES BENEFICIALLY OWNED (1)    PERCENTAGE OF CLASS(1)
  -------------------                    -----------------------------    ----------------------
  BayStar Capital , L.P. (2)                        908,362                       11.45%
  Martin Sacks (3)                                  554,133                         7.6%
  Geoffrey Koblick (4)                              526,350                         7.3%
  Robert Mayer(5)                                   475,694                         6.7%
  Capital Ventures International                    437,637                         5.9%
  Charles Federman (6)                               53,750                            *
  All directors and executive officers
  as a group (8 persons) (7)                      1,086,822                        14.7%


---------------------------------------------------

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


/s/ DELOITTE & TOUCHE LLP
--------------------------------------

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $26,966,000 during the year ended June 30, 1999, and, as of that date, the Company's current liabilities exceeded its current assets by $1,227,000 and it was in default of various loan covenants. These factors, among others, as discussed in Note 1 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ GRANT THORNTON LLP
--------------------------------------

San Francisco, California
October 22, 1999

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 1999 AND 1998
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                      1999             1998
                                                                    --------         --------
                                                                                     Restated
ASSETS
Current assets:
  Cash and cash equivalents                                         $  3,681         $  2,093
  Receivables, less allowances for doubtful
    accounts, discounts and returns of $7,445 and $4,081               4,933           13,299
  Inventories                                                          2,895            6,549
  Prepaid royalties and licenses                                       1,858            2,517
  Income tax receivable                                                3,751               --
  Deferred taxes                                                          --            1,917
  Other current assets                                                   758              759
                                                                    --------         --------
      Total current assets                                            17,876           27,134

Furniture and equipment                                                3,632            3,430
Deferred tax assets                                                      465            2,676
Capitalized software development costs                                 2,856            2,101
Other assets                                                           2,315              314
                                                                    --------         --------
       Total assets                                                 $ 27,144         $ 35,655
                                                                    ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long term debt                                $  7,110         $ 10,224
   Trade accounts payable                                              2,256            5,916
   Accrued and other liabilities                                       5,119            4,015
   Accrued restructuring charges                                       1,440               --
   Deferred revenue                                                    3,178              407
                                                                    --------         --------
     Total current liabilities                                      $ 19,103         $ 20,562

Long term debt and other obligations                                   6,599            1,682
                                                                    --------         --------
      Total liabilities                                             $ 25,702         $ 22,244

Commitments and contingencies                                             --               --

Shareholders' equity:
   Common stock, no par value; 300,000,000 authorized;
       Issued and outstanding 7,014,078 and 5,684,179 shares          27,526           12,718
   Retained earnings (Accumulated deficit)                           (25,963)           1,003
   Accumulated other comprehensive income (loss)                         129              (25)
   Notes receivable from shareholders                                   (250)            (285)
                                                                    --------         --------
      Total shareholders' equity                                       1,442           13,411
                                                                    --------         --------
           Total liabilities and shareholders' equity               $ 27,144         $ 35,655
                                                                    ========         ========

                 See Notes to Consolidated Financial Statements

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED JUNE 30, 1999, 1998 AND 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       1999             1998             1997
                                                     --------         --------         --------
                                                                      Restated
      Net revenues                                   $ 37,679         $ 62,065         $ 41,839

      Product costs                                    25,424           23,382           16,893
                                                     --------         --------         --------
      Gross margin                                     12,255           38,683           24,946
                                                     --------         --------         --------

      Costs and expenses:
         Sales and marketing                           18,387           18,611           12,026
         General and administrative                     8,181            5,005            3,988
         Research and development                       8,069            8,614            4,565
         Restructuring charge                           1,508               --               --
         Write off purchased in
           process research and development                --            6,367               --
                                                     --------         --------         --------
         Total operating expenses                      36,145           38,597           20,579
                                                     --------         --------         --------
      Operating income (loss)                         (23,890)              86            4,367

      Interest and other expense, net                   1,880              759              130
                                                     --------         --------         --------

      Income (loss) before income taxes and
          extraordinary item                          (25,770)            (673)           4,237

      Income tax provision (benefit)                      237             (303)           1,640
                                                     --------         --------         --------

      Income (loss) before extraordinary item         (26,007)        $   (370)        $  2,597

      Extraordinary loss on extinguishment
          of debt                                        (959)              --               --
                                                     --------         --------         --------

      Net income (loss)                              $(26,966)        $   (370)        $  2,597
                                                     ========         ========         ========

      Basic income (loss) per share                  ($  4.30)        ($  0.07)        $   0.53

      Diluted income (loss) per share                ($  4.30)        ($  0.07)        $   0.46

      Shares used in calculating:
           Basic income (loss) per share                6,275            5,513            4,946
           Diluted income (loss) per share              6,275            5,513            5,682

                 See Notes to Consolidated Financial Statements

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              YEARS ENDED JUNE 30, 1999, 1998 AS RESTATED AND 1997
                    (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)


                                                                    Retained     Accumulated                   Notes
                                                                    Earnings       Other      Comprehensive  Receivable
                                               Common Stock      (Accumulated  Comprehensive     Income         from
                                           Shares       Amount      Deficit)    Income (Loss)     (Loss)    Shareholders     Total
                                         ---------    ---------  ------------  -------------- ------------- ------------  ----------
Balance at July 1, 1996                  4,834,689    $   5,973    $  (1,224)   $      66                      $  (293)   $   4,522
Issuance of common stock under stock
   bonus and option plans                  294,070          480                                                                 480
Net income                                                             2,597                   $   2,597                      2,597
Foreign currency translation                                                         (112)          (112)                      (112)
                                                                                               ---------
Comprehensive income                                                                           $   2,485
                                                                                               =========
Payment of note receivable                                                                                           8            8
                                         ---------    ---------    ----------   ---------                      -------    ---------
Balance at June 30, 1997                 5,128,759        6,453        1,373          (46)                        (285)       7,495
Issuance of common stock under stock
   bonus and option plans and for
    exercise of warrant                    189,400          623                                                                 623
Issuance of common stock
    - Corel                                346,020        5,000                                                               5,000
    - MediaPaq                              20,000          240                                                                 240
Deferred compensation amortization                           30                                                                  30
Tax benefit from exercise of stock                          372                                                                 372
   options
Net loss, as restated                                                   (370)                  $    (370)                      (370)
Foreign currency translation
   adjustment                                                                          21             21                         21
                                         ---------    ---------    ----------   ---------      ---------       -------    ---------
Comprehensive loss                                                                             $    (349)
                                                                                               =========
Balance at June 30, 1998, as restated    5,684,179       12,718        1,003          (25)                        (285)      13,411
Issuance of common stock under stock
   bonus and option plans                  163,365          960                                                                 960
Issuance of common stock related to:
   - Acquisitions                          194,508        1,107                                                               1,107
   - Settlement of debt                    503,913        5,696                                                               5,696
   - Zedcor agreement                       50,476          311                                                                 311
   - Capital Ventures agreement            437,637        5,000                                                               5,000
Value attributed to warrants:                               776                                                                 776
   - Silicon Valley Bank
   - Baystar Capital, L.P.                                1,162                                                               1,162
Common stock received in satisfaction
   of receivable                           (20,000)        (320)                                                               (320)
Forgiveness of notes receivable
   from shareholder                                                                                                 35           35
Deferred compensation amortization                          116                                                                 116
Net loss                                                             (26,966)                  $ (26,966)                   (26,966)
Foreign currency translation adjustment                                               154            154                        154
                                                                                               ---------
Comprehensive Loss                                                                             $ (26,812)
                                         ---------    ---------    ---------    ---------      =========       -------    ---------
Balance at June 30, 1999                 7,014,078    $  27,526    $ (25,963)   $     129                      $  (250)   $   1,442
                                         =========    =========    =========    =========                      =======    =========

                 See Notes to Consolidated Financial Statements

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED JUNE 30, 1999, 1998 AND 1997
                                 (IN THOUSANDS )

                                                                                    1999             1998             1997
                                                                                  --------         --------         --------
                                                                                                   RESTATED
Cash flows from operating activities:
   Net income (loss)                                                              ($26,966)        ($   370)        $  2,597
   Adjustments to reconcile net income (loss) to net
      cash used by operating activities
         Depreciation and amortization                                               4,308            4,147            2,098
         Amortization of deferred compensation                                         116              402               --
         Amortization of warrants                                                      237               --               --
         Bad debt reserve                                                              479               (8)             656
         Returns reserve                                                             2,251            1,409              540
         Rebates reserve                                                                98                0                0
         Price discounts reserve                                                       536             (263)             445
         Provision for inventory obsolescence                                          238              472              (37)
         Deferred taxes                                                              4,128           (2,855)            (602)
         Forgiveness of notes receivable from shareholders                              35               --                8
         Loss on disposal of fixed assets                                              232               --               --
         Write-off of purchased in-process research and development                     --            6,367               --
         Restructuring charges                                                       3,167               --               --
         Foreign currency translation                                                  235              153              (34)
         Charge related to stock issued at discount                                    918               --               --
         Changes in assets and liabilities:
              Receivables                                                            4,568           (6,581)          (5.055)
              Inventories                                                            1,232           (3,533)            (897)
              Prepaid royalties and licenses                                           196           (3,277)          (1,779)
              Income taxes receivable                                               (3,751)              --               --
              Other current assets                                                      51             (281)              (8)
              Trade accounts payable                                                  (422)             943            1,424
              Accrued and other liabilities                                          1,162            1,289              244
              Accrued restructuring charges                                          1,440
              Deferred revenue                                                       2,771              407               --
                                                                                  --------         --------         --------
   Net cash used by operating activities                                            (2,741)          (1,579)            (400)
                                                                                  --------         --------         --------

Cash flows from investing activities:
   Purchase of equipment                                                            (1,190)          (1,026)            (323)
   Acquisitions of software development
      costs and in-process technologies                                             (2,171)          (2,708)             (44)
   Purchase of goodwill, trademark and brand                                        (2,404)              --               --
   Other                                                                                36             (170)              --
                                                                                  --------         --------         --------
   Net cash used by investing activities                                            (5,729)          (3,904)            (367)
                                                                                  --------         --------         --------

Cash flows from financing activities:
   Credit line borrowings                                                            2,025           16,358            4,869
   Credit line repayments                                                           (4,573)          (8,410)          (4,869)
   Borrowings (repayments) under term loans - net                                    7,496           (1,282)           1,476
   Capital lease and other obligations repayment - net                                (992)            (611)            (373)
   Proceeds from issuance of common stock                                            6,183              526              481
                                                                                  --------         --------         --------
   Net cash provided by financing activities                                        10,139            6,581            1,584

Effect of exchange rate change on cash and cash equivalents                            (81)            (131)             (78)
                                                                                  --------         --------         --------
Net increase in cash and cash equivalents                                            1,588              967              739
Cash and cash equivalents at beginning of year                                       2,093            1,126              387
                                                                                  --------         --------         --------
Cash and cash equivalents at end of the year                                      $  3,681         $  2,093         $  1,126
                                                                                  ========         ========         ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                                     $  1,584         $    552         $    178
Income taxes paid                                                                 $    308         $  2,592         $  1,910

SUPPLEMENTAL DISCLOSURES OF NON-CASH
   FINANCING AND INVESTING ACTIVITIES
Equipment acquired through capital lease obligations                  $    984         $  1,462         $    768
Common stock received in satisfaction of receivable                        320               --               --
Repayment of payables and accrued and other liabilities
   with IMSI common stock                                                3,090               --               --
Repayment of term loans with IMSI common stock                           2,606               --               --
Acquisition of technology and assets in exchange for:
   Long term debt                                                           --              300               --
   Trade payables                                                           --              383               --
   Notes payable                                                         4,030            1,034               --
   Common stock                                                          1,107            5,240               --

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

BASIS OF PRESENTATION AND REALIZATION OF ASSETS

The financial statements have been prepared on a basis that contemplates IMSI's continuation as a going concern and the realization of our assets and liquidation of our liabilities in the ordinary course of business. We have an accumulated deficit of $25,963,000 at June 30, 1999, and negative cash flows from operations of $2,741,000 in fiscal 1999. IMSI is also in default of various loan covenants. These matters, among others, raise substantial doubt about our ability to remain a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty. IMSI's continued existence is dependent on its ability to obtain additional financing sufficient to allow it to meet its obligations as they become due and to achieve profitable operations.

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

REVENUE RECOGNITION

Revenue is recognized when earned. For fiscal 1999 the Company has adopted American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, With Respect to Certain Transactions. Prior to fiscal 1999 the Company followed SOP 91-1. Revenue from packaged product sales to distributors, resellers and end users is recorded when related products are shipped. For software delivered via the Internet, revenue is recorded when the customer downloads the software. Subscription revenue is recognized ratably over the contract period, generally 12 to 15 months. Revenue from hybrid products is allocated to the underlying components based on the ratio of the value of each component to the total price and that portion is recognized accordingly. Non-refundable advanced payments received under license agreements are recognized as revenue when the customer accepts the delivered software. Revenue from software licensed to developers, including royalties earned in excess of non-refundable advanced payments, is recorded as the developers ship products containing the licensed software. Costs related to post-contract customer support, which are minimal and include limited telephone support and on-line maintenance for certain products, are accrued. Sales to distributors permit limited rights of return upon termination or when a product is defective. Reserves for returns, price discounts and rebates are estimated using historical averages and a consideration of open return requests. Beginning with the quarter ended December 31, 1998, we also considered channel inventories, recent product sell-through activity and market conditions in establishing our reserves.

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

IMSI reserves a portion of its inventory book value to account for anticipated inability to sell some products at a net realizable value greater than their recorded cost. Reserves for non-core products, products that IMSI will continue to sell in the normal course of business but will no longer manufacture or actively market, have been increased $2,184,000 as part of IMSI's restructuring. Other products in IMSI's inventory that are no longer being sold are fully reserved. All inventory reserves are recognized as a component of cost of goods sold.

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

    -   Facilities consolidation.

    -   Personnel reductions.

    -   Divestiture of non-core products and focus on core product lines.

IMSI began its restructuring in June 1999 and anticipates completing its restructuring by the end of the fiscal year 2000. Restructuring costs of $3,271,000 that would have been recognized through cost of sales in the normal course of business (inventory, royalties, license fees, capitalized software, warehouse costs, warehouse outsourcing costs) are included in the income statement as a component of costs of goods sold.Restructuring costs of $1,508,000 that would have been reported as operating expenses in the normal course of business are reported in the income statement under the "restructuring charge" line item.

The following table details the restructuring charge by segment and the components that comprise the operating expense and costs of goods sold. For a complete description of the items in the table, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(in thousands)                                      COST OF GOODS SOLD     OPERATING EXPENSE
                                                    ------------------     ------------------
                                                     North                  North
                                                    America      UK        America       UK     Total
                                                    -------      ----      -------      -----   ------
Write down of inventory of non-core products         $2,096      $88                            $2,184
Write down of intangibles associated
  with non-core products, total:
   License Fees                                         217                                        217
   Goodwill                                                                      5                   5
   Prepaid Royalties                                    143                                        143
   Capitalized Software                                 159                                        159
Write down of furniture, fixtures,
  equipment and leasehold improvements:
   Novato -
      Computers and peripherals                                                150                 150
      Tenant improvements                                                      139                 139
      Furniture and fixtures                                                   109                 109
   Vacaville & Albuquerque -
      Furniture and fixtures                                                    25                  25
   U.K. -
      Furniture and fixtures                                                              41        41
Abandoned leases and associated costs:
   Novato -
      Rent                                                                     180                 180
      Broker's fee                                                              65                  65
      Excess furniture lease                                                    14                  14
      Additional walls and doors                                                29                  29
      Miscellaneous charges                                                      3                   3
   Vacaville warehouse  -
      Rent                                              249                                        249
      Broker's fee                                                             103                 103
   Albuquerque tech support facility                                           110                 110
   U.K.  -
      Rent                                                                                 6         6
      Labor cost for shutdown of office                                                   19        19
Warehouse transition costs                              284                                        284
Personnel reduction and severance costs:
   U.S.                                                  35                   470                  505
   U.K.                                                                                   41        41
                                                    -------      ----      -------      -----   -------
                                                     $3,183      $88       $1,402       $107     $4,780

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

As part of the restructuring plan, IMSI planned to terminate 90 employees by the end of fiscal year 2000 in the following departments: sales and marketing (22); general and administrative (8); manufacturing (23); and research and development
(37). Our total restructuring charge relating to personnel reduction and severance costs was $546,000, of which $505,000 applied to the U.S. segment and $41,000 to the U.K. segment. These costs were recorded as operating expenses. We also forgave a $35,000 note receivable from a shareholder and company executive who was terminated as part of the restructuring. We recorded this amount as a cost of goods sold.

The following chart summarizes the cash and non-cash portions of the restructuring charge (in thousands):

                                                       Cash       Non-Cash       Total
Write down of inventory for non-core products         $  --        $2,096        $2,096
Write down of furniture, fixtures, equipment
   and leasehold improvements                            --           423           423
Write down of intangibles associated with
   non-core products                                     --           525           525
Abandoned leases and associated costs                   753            --           753
Warehouse transition costs                              284            --           284
Personnel reduction and severance costs                 469            35           504
                                                     ------        ------        ------
     U.S. Segment Subtotal                            1,506         3,079         4,585
                                                     ======        ======        ======

Foreign                                                 107            88           195
                                                     ======        ======        ======
     Total restructuring charge:                     $1,613        $3,167        $4,780

3. ACQUISITIONS

Zedcor, Inc.

In October 1998, IMSI acquired all the outstanding common stock of Zedcor, Inc., an Internet provider of art and animations. The total purchase price of $3.5 million consisted of $970,000 in IMSI stock (176,455 shares at $5.50 per share), $300,000 in cash (paid by IMSI in November 1998), and $2,230,000 payable pursuant to an 8% secured promissory note. The original repayment terms for the promissory note called for quarterly payments of $188,000 of principal, plus interest accrued as of the date of payment. The note also called for full payment on the sooner of: (1) 36 months from the closing, (2) any increase in the capital of IMSI by a new stock offering in excess of 20% of the then outstanding shares of common stock, (3) the sale of substantially all of the assets of IMSI or (4) the merger of IMSI with another entity. As of June 30, 1999, the note balance was satisfied by IMSI (see Note 7, "Zedcor Fee Agreement"). The operating results of Zedcor are included in the statement of operations from the date of acquisition. The purchase price for Zedcor, Inc. was allocated as follows:

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
                                                                        ----------
                                                                        $3,500,000
                                                                        ==========

Pro forma results of operations for fiscal 1998 (as restated), assuming that the Zedcor acquisition occurred at the beginning of each year would be as follows (in thousands except per share amounts). Pro forma results for fiscal 1999 would not be materially different from those reported and are not presented:

                                            1998 (Unaudited)
                                         ---------
Revenues                                 $ 62,988

Income (loss) before taxes                   (978)

Net income (loss)                            (538)

Diluted earnings (loss) per share        $  (0.10)

Org Plus

On March 13, 1998, IMSI sold the rights to Family Heritage, a product acquired from Corel Corp. in September 1997, to Mindscape, Inc., which was subsequently acquired by The Learning Company ("TLC"), for a purchase price of $2.5 million (plus $115,000 for inventories and prepaid royalties). The purchase price was split into four equal payments of $625,000, the first of which was paid upon closing, and the second payment was paid July 15, 1998. The remaining installments were due October 15, 1998, and January 15, 1999. However, no separate notes payable for such amounts were issued by Mindscape. On September 29, 1998, TLC paid IMSI approximately $1.7 million representing amounts due to IMSI, from the Family Heritage sale ($1,250,000) and other existing contractual agreements ($430,000). On October 2, 1998, TLC and IMSI entered into a software license agreement whereby TLC sold Org Plus to IMSI in exchange for $3.5 million as follows: $1.7 million paid by IMSI on October 2, 1998, and $450,000 payments due on each of January 1, 1999, April 1, 1999, July 1, 1999, and October 1, 1999. The September 29, 1998 $1.7 million cash receipt from TLC and the $3.5 million October 2, 1998 purchase of Org Plus from TLC were accounted for as one transaction; accordingly, IMSI recorded the acquisition of Org Plus at a net amount of $1.8 million, with $900,000 allocated to goodwill and $900,000 allocated to capitalized brand names. No revenue was recognized by IMSI as a result of these transactions.

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

COMPONENTS OF PURCHASE PRICES FOR ACQUISITIONS

                         NUMBER OF
                         SHARES OF         VALUE OF                                            ASSUMPTION        AGGREGATE
                           COMMON           COMMON            NOTES                              OF NET           PURCHASE
SELLER                     STOCK            STOCK            PAYABLE            CASH           LIABILITIES         PRICE
------                  ----------        ----------        ----------        ----------       -----------       -----------
Quarterdeck ....                --        $       --        $       --        $1,000,000        $       --        $1,000,000
MapLinx ........                --                --           233,500           233,500           383,000           850,000
MediaPaq .......            20,000           240,000                --                --           160,000           400,000
Corel ..........           346,020         5,000,000           640,000                --                --         5,640,000
                        ----------        ----------        ----------        ----------        ----------        ----------
                           366,020        $5,240,000        $  873,500        $1,233,500        $  543,000        $7,890,000
                        ==========        ==========        ==========        ==========        ==========        ==========

ALLOCATION OF AGGREGATE PURCHASE PRICES OF ACQUISITIONS

                    PURCHASED IN-PROCESS
                        RESEARCH AND
SELLER                   DEVELOPMENT     CAPITALIZED SOFTWARE     GOODWILL
------              -------------------- --------------------   ------------
Quarterdeck ....          $  517,000          $  483,000        $         --
MapLinx ........             506,000             331,000              13,000
MediaPaq .......             300,000             100,000                  --
Corel ..........           5,044,000             517,000              79,000
                          ----------          ----------          ----------
                          $6,367,000          $1,431,000          $   92,000
                          ==========          ==========          ==========

ACQUISITION OF PRODUCTS AND IN-PROCESS TECHNOLOGIES FROM COREL CORPORATION

On September 30, 1997, the Company acquired the rights to three completed products (CorelFlow, Lumiere and Family Heritage(formerly, Corel Family Tree)) and four in-process technologies (CorelCAD, Corel Click and Create, Visual CADD and Corel Personal Architect) in the CAD, diagramming and consumer categories from Corel (the "Acquisition"), for $5 million in IMSI common stock (346,020 shares valued at approximately $14.45 per share) and $640,000 in notes payable due in two installments, $140,000 due in March 1998 (which was paid on June 3, 1998 with the proceeds from the Company's borrowings under its new May 4, 1998 bank credit line), and $500,000 due in September 1998. The Company allocated the $5,640,000 as described below, based upon a discounted net cash flow analysis utilizing management's estimates and costs to enable such technologies to reach technological feasibility and upon a valuation.

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


-   ACQUISITION OF PRODUCTS AND IN-PROCESS TECHNOLOGIES FROM MAPLINX CORPORATION

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

5. SUBORDINATED LOAN FACILITY WITH WARRANTS

On November 3, 1998, IMSI borrowed $2.5 million under a three-year subordinated loan facility with Silicon Valley Bank. The interest rate is 12%. As part of the loan facility, detachable warrants, which have a five-year term, are issuable to purchase shares of IMSI's common stock as follows:

       If not paid in full prior to:       Warrants to be issued      Exercise price per share
       -----------------------------       ---------------------      ------------------------
            November 3, 1998                       30,000                      $7.00
            October 31, 1999                        5,000                       7.00
            January 31, 2000                       25,000                       7.00
            April 30, 2001                         65,000                       6.00
            October 31, 2001                      125,000                       5.00

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

On May 24, 1999, IMSI entered into a securities purchase agreement and related agreements with BayStar Capital, L.P. ("BayStar"). We issued BayStar a three year $5 million principal amount 9% Senior Subordinated Convertible Note, due May 24, 2002 with interest paid quarterly. The note is convertible, at BayStar's option, into shares of common stock at any time at an initial conversion price of $ 7.5946 per share, which is 115% of the market price of the common stock on the closing date of the transaction. We agreed to register the shares issuable to BayStar.

The conversion price is subject to adjustment if we issue or sell stock in defined transactions for less than the conversion price. Additionally, on the 12 month anniversary of the closing date, if the market price of the common stock is lower than $6.604, then the conversion price will be adjusted to the greater of (i) 115% of the average of the price of the common stock for the twenty (20) trading days immediately preceding May 24, 2000 or (ii) $4.6228. The trading value of its common stock on the date of issuance of the subordinated convertible debt was $6.50. The value of the contingent beneficial conversion feature at the date of commitment, and the potential charge to earnings, is $2,030,000.

BayStar also received a warrant to purchase 250,000 shares of common stock at an initial exercise price of $7.5946. Management estimated that the fair value of the warrants, using the Black Scholes option-pricing model, was $1,162,000. This value will be recorded as additional interest expense over the life of the loan. IMSI has recorded interest expense of $65,000 for the year ended June 30, 1999 for this warrant. The assumptions used in the valuation were exercise of the warrants at expiration, 105% volatility and a risk-free interest rate of 5.5%. We may be required to issue additional shares depending on the occurrence of specified events, including the failure to make timely interest payments on the convertible note. In particular, in lieu of any late interest payment, we may be required to issue shares of common stock to BayStar equal to 200% of the amount of the late interest payment divided by the closing price of the common stock on the date prior to payment. Furthermore, we may need to adjust the stated interest rate, adjust the conversion price of the note, adjust the exercise price of the warrant, or issue additional shares to prevent dilution resulting from stock splits, stock dividends or other equity or debt placements. A penalty of 1% of the principal amount per month accrues for each month subsequent to September 21, 1999 until the shares to be issued to BayStar are included in an effective registration statement. A registration statement on Form S-3 was filed on June 25, 1999 which includes 1,375,000 shares of stock issuable to BayStar, but that registration statement is not yet effective.

7. COMMON STOCK

On June 30, 1999, IMSI sold images to Corel Corporation in consideration for 20,000 of shares of IMSI common stock, out of a total of 346,020 shares Corel acquired in September 1997 in connection with the purchase of several product lines. The value attributed to the 20,000 shares ($320,000), and the images sold, was the trading price of the shares on June 30, 1999. This royalty transaction was among those transactions for which IMSI determined that revenue should have been deferred to a subsequent period, as described in Note 16.

Shares of common stock were issued as a result of the following agreements that IMSI entered into during fiscal year 1999:

Zedcor Fee Agreement. On February 25, 1999, IMSI entered into a fee agreement with the former shareholders of Zedcor. Under the terms of the Zedcor Fee Agreement, IMSI issued 150,321 shares of common stock, with a market value of $11.44 per share, in satisfaction of $1,503,000 (less total cash payments of $727,000) owed to the former shareholders of Zedcor under the terms of the acquisition described in Note 3. In May 1999, IMSI agreed with the former Zedcor shareholders to issue an additional 50,476 shares of common stock, valued at the market price of $6.56 per share. Of the 50,476 shares issued, IMSI issued 40,476 shares under the Fee Agreement and 10,000 shares in consideration of the release of a security interest held by the former Zedcor shareholders. We recognized a charge of $311,000 upon the issuance fo the 50,476 shares.

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

The agreement required us to issue additional shares to CVI if the market price of our common stock on future dates before March 4, 2000 is less than $11.42. Our obligation to issue additional shares to CVI is subject to a share limit, initially defined as an additional 187,558 shares, which may be increased if we conduct an equity or convertible rights transaction, within defined parameters, on or before March 4, 2000.

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

We believed a total of 1,131,603 shares were potentially issuable to CVI. We filed a registration statement on Form S-3 on June 8, 1999 for that number of shares, but that registration statement is not effective. Under the agreement with CVI, if the registration statement was not declared effective before July 3, 1999, then we are obligated to pay CVI one percent of the amount invested by CVI for the first month after July 3, 1999, and two percent for each month thereafter until the registration statement is declared effective.

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

Pursuant to the agreements described above, IMSI issued 503,913 shares, whose cumulative value based on the closing price of the common stock on the date of settlement was $5,696,000, to retire debt totalling $4,778,000. Because the value of the shares issued was $918,000 greater than the face value of the respective debt retired, IMSI recorded an extraordinary charge for the extinguishment of debt of $959,000, or $0.15 per share, after including $41,000 for the costs incurred to issue and register the shares. This is summarized in the following table:


                                                                                    Face           Difference
                                  Number of       Closing       Closing           Value of             in
                                Shares Issued      Price         Value              Debt             Values
                                -------------     --------     ----------        ----------        ----------
Zedcor Fee Agreement ...           150,321        $  11.44     $1,720,000        $1,503,000        $  217,000
Garay Fee Agreement ....            11,112           10.25        114,000           100,000            14,000
TLC Fee Agreement ......           200,000           12.00      2,400,000         1,800,000           600,000
Greentree Fee Agreement...          18,053           11.00        199,000           150,000            49,000
Homestyles Agreement .....          10,000           10.25        103,000            90,000            13,000
Minnevich Agreement ......           5,000           10.25         51,000            45,000             6,000
Gateway Agreement ........           8,000           11.44         91,000            72,000            19,000
Spatial Agreement ........           5,000           11.25         56,000            45,000            11,000
StarBase Agreement .......          10,750           10.25        110,000           121,000           (11,000)
Americ Disc Agreement ....          63,987           10.94        700,000           700,000                 0
Software Syndicate .......          21,690            7.00        152,000           152,000                 0
                                   -------                     ----------        ----------        ----------
                    Total:         503,913                     $5,696,000        $4,778,000        $  918,000
                                   =======                     ==========        ==========        ==========

Cost of registration/issuance                                                                          41,000
                                                                                                   ----------
Total extraordinary charge                                                                         $  959,000
                                                                                                   ==========


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

The following table details segment information as of and for the years ended June 30 as follows (in thousands):

                                           North                                              Rest of    Elimin-
                                          America         UK        Germany     Australia      World     ations       Total
Fiscal year 1999:
Net Revenues - external customers        $ 25,249     $  3,188     $  4,199     $  2,471     $  2,572         xx    $ 37,679
             - inter-segment                2,736           --           --           --           --     (2,736)         --
Operating Income (loss)                   (23,259)          42       (1,152)         414           65         xx     (23,890)
Interest and other expense, net            (1,900)           0            1            6           13         xx      (1,880)
Identifiable assets                        22,446          827        1,757        1,038        1,076         xx      27,144
Depreciation and amortization expense       4,133           62           72           23           18         xx       4,308
Income tax expense (benefit)                  (22)         113            0           34           68         xx         237
Extraordinary item                           (959)          --           --           --           --         xx        (959)
Net Income (loss)                         (26,027)         (71)      (1,151)         386         (103)        xx     (26,966)

Fiscal year 1998:
Net Revenues  - external customers         43,593        5,193        7,195        3,585        2,499         xx      62,065
              - inter-segment               5,294           --           --           --           --     (5,294)         --
Operating Income (loss)                    (5,444)       1,585        1,742        1,498          705         xx          86
Interest income (expense)                    (766)         (15)          12            3            7         xx        (759)
Identifiable assets                        29,435        1,224        2,787        1,453          756         xx      35,655
Depreciation and amortization expense       3,979           77           46           27           18         xx       4,147
Income tax expense (benefit)                 (334)           0            0           31            0         xx        (303)
Net Income (loss)                          (5,812)       1,551        1,754        1,465          672         xx        (370)

Fiscal year 1997:
Net Revenues - external customers          27,632        3,923        5,724        2,685        1,875         xx      41,839
             - inter-segment                6,991                                                         (6,991)
Operating Income (loss)                     3,570         (354)       1,474         (310)         (13)        xx       4,367
Interest income (loss)                       (130)          (5)           0            3            2         xx        (130)
Identifiable assets                        12,799        1,280        1,334        1,147        1,013         xx      17,573
Depreciation and amortization expense       1,974           61           21           26           16         xx       2,098
Income tax expense (benefit)                1,609            0            0           31            0         xx       1,640
Net Income (loss)                        $  2,033     $   (411)    $  1,473     $   (420)    $    (78)        xx    $  2,597

Each segment generates revenues from all of our product categories. Revenues by categories are as follows (in thousands):


                                       1999                   1998               1997
                                ---------------         --------------      ---------------
                                   $        %             $         %          $        %
                                -------    ----         -------   ----      -------   -----
Precision design                $13,168    35%          $15,658    25%      $11,302    27%
Graphic design                   12,928    34%           18,911    31%       19,461    47%
Business applications             8,013    21%            8,981    14%        2,558    6%
Utilities                         3,921    11%           11,759    19%        4,816    12%
Other products                    2,511     7%            8,160    13%        4,656    10%
Increase in sales reserves       (2,862)   -8%           (1,404)   -2%         (954)   -2%
                                -------    ----         -------   ----      -------   -----
Total net revenues              $37,679    100%         $62,065   100%      $41,839   100%
                                ========  =======     ========== ========   ========  ======

9. INVENTORIES

At June 30, inventories consist of (in thousands):


                                       1999        1998
                                     -------     -------
        Raw materials                $ 2,343     $ 2,882
        Finished goods                 3,897       4,282
                                     -------     -------
                                       6,240       7,164
        Reserves for obsolescence     (3,345)       (615)
                                     -------     -------
                                     $ 2,895     $ 6,549
                                     =======     =======

As of June 30, 1999, IMSI's inventory reserves for obsolescence included charges of $2,184,000 related to the Company's restructuring and its plan to divest non-core product lines in order to focus on a limited number of core product lines.

10. FURNITURE AND EQUIPMENT

At June 30, furniture and equipment consist of (in thousands):

                                           1999        1998
                                         -------     -------
        Computer and office equipment    $ 5,575     $ 4,965
        Software                             944         701
                                         -------     -------
                                           6,519       5,666
        Accumulated depreciation          (2,887)     (2,236)
                                         -------     -------

                                         $ 3,632     $ 3,430
                                         =======     =======

11. INCOME TAXES

The provision (benefit) for taxes on income for the years ended June 30, 1999, 1998, and 1997 was comprised of the following (in thousands):

                                              1999          1998          1997
                                           -------       -------       -------
        Current:
                     Federal               $(3,990)      $ 2,065       $ 1,778
                     State                       0           397           324
                     Foreign                   215           211           140
                                           -------       -------       -------
                                            (3,775)        2,673         2,242
                                           -------       -------       -------
        Deferred
                     Federal                 3,565        (2,424)         (285)
                     State                     447          (431)          (63)
                     Foreign                     0          (121)         (254)
                                           -------       -------       -------
                                             4,012        (2,976)         (602)
                                           -------       -------       -------

        Total tax provision (benefit)      $   237       $  (303)      $ 1,640
                                           =======       =======       =======

Deferred tax balances consisted of the following (in thousands):

                                                               June 30,
                                                          1999           1998
                                                        --------       --------
Current assets
       Allowance for doubtful accounts and returns      $  2,125       $  1,362
       Accrued vacation and other liabilities                 97            293
       Inventory reserve                                     386            192
       Foreign reserves and other                             --            157
       Accrued restructuring costs                           574             --
       Research and development credit                        95             --
                                                        --------       --------
                                                           3,277          2,004
Noncurrent assets
       Package design costs                                  154            176
       NOL carryforward                                    4,396             58
       Purchased intangibles                               3,790          2,596
       Other                                                   0             80
                                                        --------       --------
                                                          11,617          4,914

Valuation allowance                                      (11,126)            --

                                                        --------       --------
Total assets                                                 491          4,914

Current liabilities                                           --            (87)
Noncurrent liabilities
       Capitalized software development costs                 --             (5)
       Deferred state taxes                                   --           (229)
       Other                                                 (26)            --

                                                        --------       --------
Total liabilities                                            (26)          (321)

                                                        --------       --------
Net deferred tax assets                                 $    465       $  4,593
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

Option activity under the plans is as follows:

                                                                        WEIGHTED
                                                       NUMBER OF        AVERAGE
                                                        SHARES       EXERCISE PRICE

Outstanding, July 1, 1997                              1,323,662         $ 3.19
Granted (weighted average fair value of $5.65)           316,914           7.69
Exercised                                               (133,456)          1.80
Canceled                                                (239,500)          4.21
                                                      ----------         ------
Outstanding, June 30, 1997                             1,267,620           4.27
Granted (weighted average fair value of $7.58)           925,525          13.13
Exercised                                               (171,952)          2.77
Canceled                                                (173,055)         11.39
                                                      ----------         ------
Outstanding, June 30, 1998                             1,848,138           8.18
Granted (weighted average fair value of $5.39)         1,049,825           7.60
Exercised                                               (164,150)          4.92
Canceled                                                (800,556)         10.81
                                                      ----------         ------
Outstanding, June 30, 1999                             1,933,257         $ 7.00
                                                      ==========         ======

Additional information regarding options outstanding as of June 30, 1999 is as follows:

                      OPTIONS OUTSTANDING                                   OPTIONS EXERCISABLE
---------------------------------------------------------------------   -----------------------------
                                       WEIGHTED AVG.
                                         REMAINING
RANGE OF                NUMBER          CONTRACTUAL     WEIGHTED AVG.     NUMBER       WEIGHTED AVG.
EXERCISE PRICES       OUTSTANDING        LIFE (yrs)    EXERCISE PRICE   EXERCISABLE    EXERCISE PRICE
$0.11 -  3.56            365,894             4.5          $ 1.92         355,880          $ 1.89
$3.67 -  5.92            271,506             6.9            4.34         199,209            4.21
$5.97 -  12.00         1,048,975             8.9            7.83         125,190            8.75
$12.13 - 18.38           246,882             8.9           14.01           9,859           13.64
                       ---------             ---          ------         -------          ------
                       1,933,257             7.8          $ 7.00         690,138          $ 3.98
                       =========             ===          ======         =======          ======

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

If the computed fair values of the 1999, 1998 and 1997 awards had been amortized to expense over the vesting period of the awards, pro forma amounts would have been:

                                                                           Restated
                                                       1999                   1998                  1997
                                                 --------------         --------------        --------------
        Net income (loss)
              As reported                        $  (26,966,000)        $     (370,000)       $    2,597,000
              Pro forma                             (27,306,000)            (1,839,000)            2,074,000
        Diluted earnings (loss) per share
              As reported                        $        (4.30)        $        (0.07)       $         0.46
              Pro forma                                   (4.35)                 (0.33)                 0.37

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

                                 Capital Lease          Operating
                                  Obligations             Leases
                       Fiscal:
                       2000            $1,018               $1,480
                       2001               674                1,441
                       2002               118                1,374
                       2003                                  1,206
                       2004                                    462
                                       ------               ------
Total minimum lease payments            1,810               $5,963
                                                            ======
Less amount representing                   51
interest
                                       ------
Capital lease obligations               1,759
Less current portion                      960
                                       ------
Long term portion                        $799
                                       ======

Capital lease obligations consist primarily of borrowings for computer equipment, furniture and fixtures and leasehold improvements. The average term is 3 years. Total rent expense for all operating leases was $1,294,000, $965,000, and $727,000 for the fiscal years ended June 30, 1999, 1998, and 1997 respectively.

15. LONG-TERM DEBT.

Long-term debt consists of the following (in thousands):

                                                     June 30,
                                                       1999           1998
                                                    -----------------------
Bank line of credit and term note (Note 4)          $ 6,154        $ 9,448

Subordinated loan facility, net of                    1,896              -
unamortized warrant cost of  $604 (Note 5)
Subordinated convertible debt, net of                 3,900              -
unamortized warrant cost of $ 1,100 (Note 6)
Various promissory notes from product                     -            684
acquisitions
Capital leases                                        1,759          1,774
                                                    -----------------------
Total                                                13,709         11,906
Less current portion                                  7,110         10,224
                                                    -----------------------
Total long term debt                                $ 6,599        $ 1,682
                                                    ======================

16. RESTATEMENT.

AS OF AND FOR THE YEAR ENDED JUNE 30, 1998

Subsequent to the issuance of IMSI's 1998 financial statements, IMSI's management determined that the Company should have deferred the recognition of revenue related to three advanced royalty payments recorded in fiscal 1998 for certain technology licensing agreements. Previously, IMSI recognized revenue in the amount of these advanced payments upon execution of the licensing agreement. Upon reviewing certain licensing agreements, IMSI determined that it should have deferred the amounts of these advanced payments. The revenue related to these advance payments should have been recognized as it was earned as royalties under the terms of the agreements. As a result, the financial statements as of and for the year ended June 30, 1998 have been restated from amounts previously reported to defer recognition of $346,000 of revenue until earned as royalties in fiscal year 1999, and $61,000 of revenue until earned in fiscal year 2000.

The significant effects of the restatement are as follows (in thousands, except per share data):

                                                              As
                                                          Previously            As
                                                           Reported          Restated
        FOR THE YEAR ENDED JUNE 30, 1998
        Revenues                                           $ 62,472         $ 62,065
        Income (loss) before taxes                             (266)            (673)
        Net income (loss)                                      (118)            (370)

        Income (loss) per share - basic and diluted        $  (0.02)        $  (0.07)

        AT JUNE 30, 1998

        Deferred revenues                                         0              407
        Retained earnings                                  $  1,255         $  1,003

FOR THE FISCAL 1999 AND 1998 QUARTERLY PERIODS (UNAUDITED)

As of July 1, 1998, IMSI changed the amortization period for visual content from 36 months to 60 months. In the fourth quarter of fiscal year 1999, reevaluating the amortization periods, the Company's management revised the amortization period for visual content to 36 months, effective for the entire fiscal year. As a result, additional amortization charges of $99, $84 and

$85 are attributable to the quarterly periods ended September 30, 1998, December 31, 1998 and March 31, 1999, respectively.


                                              Increased
                                             amortization
                              Amortization     resulting         Total
                                recorded         from        amortization
                                using 60      revision to        after
Quarter ending                   months        36 months       revision
September 30, 1998                $158            $ 99            $257
December 31, 1998                  183              84             267
March 31, 1999                     187              85             272
                                  ----            ----            ----
                                  $528            $268            $796
                                  ====            ====            ====

IMSI recorded amortization of $569,000 for visual content in the quarter ending June 30, 1999, including the $268,000 of amortization from the revision to a 36 month amortization period.

Additionally, as discussed in Note 7, IMSI recorded an extraordinary charge related to the retirement of debt through the issuance of common stock. This charge, amounting to $959,000, resulted from transactions that occurred in the quarter ended March 31, 1999. The unaudited quarterly financial statements included in the Form 10-Q for the quarter ended March 31, 1999, did not include this charge as the Company originally had determined that the common stock issued in exchange for the debt had been issued at fair value. IMSI subsequently recognized the difference between the value of the liability converted and the value of the common stock issued based on the closing price of the Company's common stock on the date of settlement as a charge to earnings.

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


                                                                                           Diluted income (loss) per
                                                                                                    share
                                                                 Net Income after             Diluted income (loss)
                                      Revenues                 extraordinary charge           Diluted income (loss)
Quarter Ended              As Reported       Restated      As Reported        Restated      As Reported    Restated
  September 30, 1998         $ 13,360        $ 13,695        ($ 1,214)        ($ 1,106)        (0.21)        (0.20)
  December 31, 1998            10,261          10,275          (4,199)          (4,274)        (0.73)        (0.74)
  March 31, 1999                7,281           7,278          (9,692)         (10,739)        (1.52)        (1.68)
  June 30, 1999                 6,431           6,431         (12,245)         (10,847)        (1.89)        (1.67)

Fiscal Year 1999             $ 37,333        $ 37,679        ($27,350)        ($26,966)        (4.25)        (4.30)

  September 30, 1997         $ 12,511        $ 12,511        ($ 3,114)        ($ 3,114)        (0.60)        (0.60)
  December 31, 1997            16,380          16,380           1,220            1,220          0.19          0.19
  March 31, 1998               16,671          16,436           1,145            1,000          0.18          0.15
  June 30, 1998                16,910          16,738             631              524          0.21          0.20

Fiscal year 1998             $ 62,472        $ 62,065        ($   118)        ($   370)        (0.02)        (0.07)

  September 30, 1996         $  8,112        $  7,612        $    410         $    104         $0.07         $0.02
  December 31, 1996            11,791          12,040             706              859          0.12          0.15
  March 31, 1997               10,489          10,701             622              752          0.11          0.13
  June 30, 1997                11,447          11,486             859              882          0.16          0.16

Fiscal year 1997             $ 41,839        $ 41,839        $  2,597         $  2,597         $0.46         $0.46


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

18. SUBSEQUENT EVENTS - UNAUDITED

Zedcor

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

CVI

On March 1, 2000, IMSI agreed to settle its price protection adjustment obligations to CVI with the issuance of 2,062,363 additional shares. Under this agreement, IMSI has no further obligation to issue any additional adjustment shares or other consideration to CVI and is relieved of making any payments to CVI in connection with its failure to obtain effectiveness of the respective registration statement. Since this resolution provides CVI with fewer shares than it was entitle to under the original price protection agreement, no additional charge was required to be booked.

SCHEDULE II

INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
AND SUBSIDIARIES

Valuation and Qualifying Accounts

Years ended June 30, 1999, 1998 and 1997 (in thousands)

                                                              Additions
                                              Balance at      charged to
                                             beginning of     costs and                           Balance at
Description                                    period          Expenses          Deductions      end of period
Year ended June 30, 1999
      Allowance for doubtful accounts             800               623               144             1,279
      Return reserve                            2,998            17,714            15,463             5,249
      Price discounts reserve                     283             6,146             5,610               819
      Rebates reserve                           2,474             2,376                98
      Inventory reserve                           615             3,555               825             3,345

Year ended June 30, 1998
      Allowance for doubtful accounts             808             1,610              1618               800
      Return reserve                            1,589             9,355             7,946             2,998
      Price discounts reserve                     546             2,050             2,313               283
      Rebates reserve                                                                   0
      Inventory reserve                           436               526               347               615

Year ended June 30, 1997
      Allowance for doubtful accounts             152             1,069               413               808
      Return reserve                            1,049             4,681             4,141             1,589
      Price discounts reserve                     101             1,899             1,454               546
      Rebates reserve
      Inventory reserve                           455               125               144               436

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

INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.


By: /s/ GEOFFREY KOBLICK
   ------------------------------
   Geoffrey Koblick
   Chief Executive Officer


By: /s/ JEFFREY MORGAN
   ------------------------------
   Jeffrey Morgan
   Chief Financial Officer (Principal Accounting Officer)


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

Pursuant to the Requirement of the Securities Exchange Act of 1934, the following persons in the capacities and on April 21, 2000 have signed this report below.

By: /s/ Geoffrey Koblick
   ------------------------------
   Geoffrey Koblick
   Chairman of the Board of Directors


By: /s/ Mark Boyer
   ------------------------------
   Mark Boyer
   Director


By: /s/ Richard Hall
   ------------------------------
   Richard hall
   Director


By: /s/ Robert Mayer
   ------------------------------
   Robert Mayer
   Director

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
        3.01   Registrant's Amended and Restated Articles of Incorporation (1)

        3.02   Registrant's Bylaws, as amended to date (1)

        4.1 Securities Purchase Agreement dated March 3, 1999, between IMSI and Capital Ventures International. (2)

        4.1a Securities Purchase Agreement dated May 24, 1999, between IMSI and BayStar Capital, L.P. (3)

        4.2   9% Senior Subordinated Convertible Note dated May 24, 1999, between IMSI and BayStar Capital, L.P (4)
        .
        4.3   Common Stock Purchase Warrant Certificate dated May 24, 1999, between IMSI and BayStar Capital, L.P. (4)

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