Form 10-Q
period 2000-03-31
INTERNATIONAL MICROCOMPUTER SOFTWARE INC /CA/
filed 2000-05-18
CIK 814929

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarter ended MARCH 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________


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

YES [X] NO [ ]

As of May 16, 2000, 9,469,366 shares of Registrant's common stock, no par value, were outstanding.

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES
                                      INDEX


                                                                                        Page
                                                                                        ----
PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets at March 31, 2000 and June 30, 1999        3

         Condensed Consolidated Statements of Operations for the three and nine months
           ended March 31, 2000 and 1999                                                  4

         Condensed Consolidated Statements of Cash Flows for the nine months ended
           March 31, 2000 and 1999                                                        5

         Notes to Condensed Consolidated Financial Statements                             6

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                         16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                      23

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                               24
Item 2.  Changes in Securities and Use of Proceeds                                       24
Item 3.  Defaults upon Senior Securities                                                 24
Item 4.  Submission of Matters to a Vote of Security Holders                             24
Item 5.  Other Information                                                               24
Item 6.  Exhibits and Reports on Form 8-K                                                24

SIGNATURES                                                                               25

           INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                    March 31, 2000     June 30, 1999
                                                                    --------------     -------------
                                                                     (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                          $        886       $      3,681
  Receivables, less allowances for doubtful
    accounts, discounts and returns of $6,157 and $7,445                      445              4,933
  Inventories                                                                 204              2,895
  Prepaid royalties and licenses                                              924              1,858
  Income tax refund receivable                                                 --              3,751
  Other current assets                                                        983                758
                                                                     ------------       ------------
      Total current assets                                                  3,442             17,876

Furniture and equipment                                                       724              3,632
Deferred tax assets                                                            --                465
Capitalized software development costs                                      2,069              2,856
Other assets                                                                1,898              2,315
                                                                     ============       ============
       Total assets                                                  $      8,133       $     27,144
                                                                     ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Short term borrowings                                             $     11,051       $      7,110
   Trade accounts payable                                                   2,088              2,256
   Accrued and other liabilities                                            3,216              5,119
   Accrued arbitration award                                                2,610                 --
   Accrued restructuring charges                                              769              1,440
   Deferred revenue                                                         2,697              3,178
                                                                     ------------       ------------
     Total current liabilities                                             22,431             19,103

Long term debt and other obligations                                          395              6,599
                                                                     ------------       ------------
Total liabilities                                                          22,826             25,702

Commitments and contingencies                                                  --                 --

Shareholders' equity (deficit):
   Common stock, no par value; 300,000,000 authorized;
        Issued and outstanding 7,302,003 and 6,865,367 shares              28,059            27, 526
   Accumulated deficit                                                    (42,639)           (25,963)
   Accumulated other comprehensive income                                     137                129
   Notes receivable from shareholders                                        (250)              (250)
                                                                     ------------       ------------
      Total shareholders' equity (deficit)                                (14,693)             1,442
                                                                     ------------       ------------
           Total liabilities and shareholders' equity (deficit)      $      8,133       $     27,144
                                                                     ============       ============


            See Notes to Condensed Consolidated Financial Statements

           INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    UNAUDITED


                                        THREE MONTHS ENDED MARCH 31,           NINE MONTHS ENDED MARCH 31,
                                      -------------------------------       -------------------------------
                                          2000               1999               2000               1999
                                      ------------       ------------       ------------       ------------
Net revenues                          $      2,968       $      7,281       $     14,884       $     30,902
Product costs                                1,295              4,990              9,560             17,273
                                      ------------       ------------       ------------       ------------
Gross margin                                 1,673              2,291              5,323             13,629

Costs and expenses:
   Sales and marketing                         749              4,312              5,034             15,402
   General and administrative                1,833              2,201              6,726              5,742
   Research and development                    907              2,009              3,399              6,468
   Restructuring charge                       (326)                                 (464)                --
                                      ------------       ------------       ------------       ------------
Total operating expenses                     3,163              8,522             14,695             27,612
                                      ------------       ------------       ------------       ------------
Operating loss                              (1,490)            (6,231)            (9,372)           (13,983)

Gain on product line sale                       55                 --              1,495                 --
Interest and other expense, net               (286)              (492)            (1,810)            (1,197)
Loss on disposition of fixed assets         (1,834)                --             (1,834)                --
Loss on disposition of foreign
subsidiaries                                (2,023)                --             (2,023)                --
Arbitration award                              (10)                --             (2,610)                --
                                      ------------       ------------       ------------       ------------
Loss before income taxes                    (5,587)            (6,723)           (16,154)           (15,180)

Income tax provision (benefit)                   7              2,969                522                (76)
                                      ------------       ------------       ------------       ------------
Net Income (Loss)                     $     (5,594)      $     (9,692)      $    (16,676)      $    (15,104)
                                      ============       ============       ============       ============


Basic and diluted loss per share      $       (.77)      $      (1.52)      $      (2.34)      $      (2.54)

Shares used in computing loss
   per share                                 7,286              6,364              7,136              5,939


            See Notes to Condensed Consolidated Financial Statements

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED MARCH 31, 2000 AND 1999
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                         2000               1999
                                                                     ------------       ------------
Cash flows from operating activities:
  Net cash (used) provided by operating activities                   $     (1,891)      $      1,418
                                                                     ------------       ------------

Cash flows from investing activities:
   Proceeds from sale of product line                                       1,555                 --
   Purchase of equipment                                                     (111)            (1,225)
   Acquisition of software development and in-process
          technologies                                                       (131)            (1,964)
   Purchase of Zedcor                                                          --               (300)
   Other                                                                       (4)              (274)
                                                                     ------------       ------------
   Net cash provided (used) by investing activities                         1,309             (3,763)
                                                                     ------------       ------------

Cash flows from financing activities:
   Credit line borrowings                                                      --              2,025
   Credit line repayments                                                    (820)            (2,773)
   Borrowings (repayments) of term loan                                      (750)             1,378
   Repayment of capital lease obligations                                    (679)            (1,120)
   Proceeds from issuance of common stock                                      28              5,616
                                                                     ------------       ------------
  Net cash (used) provided by financing activities                         (2,221)             5,126
                                                                     ------------       ------------

Effect of exchange rate changes on cash and cash equivalents                    8                 --
                                                                     ------------       ------------
Net increase (decrease) in cash and cash equivalents                       (2,795)             2,781
Cash and cash equivalents at beginning of period                            3,681              2,093
                                                                     ============       ============
Cash and cash equivalents at end of the period                       $        886       $      4,874
                                                                     ============       ============



SUPPLEMENTAL DISCLOSURES OF NON-CASH
FINANCING AND INVESTING ACTIVITIES

Equipment acquired through capital lease obligations                 $         --       $        984
Purchase of technology and assets in exchange for notes payable      $         --       $      4,030
Purchase of technology and assets in exchange for common stock       $         --       $      1,336
IMSI common stock received in satisfaction of receivable             $         --       $        320
Repayment of accounts payable and accrued and other
      liabilities with common stock                                  $         --       $      2,207
Conversion of long-term debt to common stock                         $        500       $      1,444


            See Notes to Condensed Consolidated Financial Statements

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The interim condensed consolidated financial statements have been prepared from the records of International Microcomputer Software, Inc. and Subsidiaries ("IMSI") without audit. In the opinion of management, all adjustments, which consist only of normal recurring adjustments (other than those described below), necessary to present fairly the financial position at March 31, 2000 and the results of operations and cash flows for the periods ended March 31, 2000 and 1999 have been made. The interim condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto contained in IMSI's Annual Report on Form 10-K for the fiscal year ended June 30, 1999. The results of operations for the three months and nine months ended March 31, 2000 and 1999 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

2.  REALIZATION OF ASSETS

The financial statements have been prepared on a basis that contemplates IMSI's continuation as a going concern and the realization of our assets and liquidation of our liabilities in the ordinary course of business. We have an accumulated deficit of $42.6 million and negative working capital of $19.0 million at March 31, 2000. On February 18, 2000, under the guidance of CMA Business Credit Services, IMSI held a formally noticed general meeting of its creditors. At this meeting the creditors elected a committee to represent creditor interests. The committee agreed to give IMSI a 120 day stand-still period to prepare and present a plan to the creditors for paying off its debts. We are currently in the process of preparing this plan. In conjunction with these actions, we have ceased interest and principal payments on all borrowings, debt or other interest bearing obligations, with the exception of monthly interest payments to Union Bank of California on the outstanding line of credit. Accordingly, we are in default of various covenants of these agreements.

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

To a large extent, IMSI has plans to meet its working capital needs in the current fiscal year through sales or licensing of non-core product lines. We sold the rights to the Easy Language product line for $1.7 million in August 1999. In February 2000, we sold the rights to People Scheduler for $55,000. In March 2000, we executed republishing agreements with firms in Europe and the United States to manufacture and sell IMSI products. IMSI received $0.3 million in guarantees, which the Company will recognize over the term of the agreements. IMSI continues to explore all reasonable offers for the purchase of the remaining retail software product lines, and we are in discussion with several outside companies who wish to purchase certain of these retail software product lines. The sale or licensing of the rights to these product lines is a part of the Company's restructuring strategy of focusing on our core products while transitioning to the Internet. This strategy also includes reducing our costs through manufacturing and warehouse outsourcing, facilities consolidation, and personnel reductions. There can be no assurance that we will be successful in our efforts.

In January 2000, IMSI retained the investment banking firm of Heartland Financial to explore alternatives to raise capital and increase shareholder value. In addition to the sale of product lines, this may include the sale of either or both of our Internet business units, the restructuring of debt, and the infusion of new capital. There can be no assurance that we will be successful in our efforts to raise additional funds.

IMSI received $1.3 million in income tax refunds during the first quarter of fiscal year 2000, an additional $2.1 million during the second quarter and $0.3 million in February 2000.

3.  REVENUE RECOGNITION

Revenue is recognized when earned. IMSI has adopted American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, With Respect to Certain Transactions. Revenue from packaged product sales to distributors, resellers and end users is recorded when related products are shipped. For software delivered via the Internet, revenue is recorded when the customer downloads the software. Subscription revenue is recognized ratably over the contract period, generally 12 to 15 months. Revenue from hybrid products is allocated to the underlying components based on the ratio of the value of each component to the total price. Non-refundable advanced payments received under license agreements are recognized as revenue when the customer accepts the delivered software. Revenue from software licensed to republishers, including royalties earned in excess of non-refundable advanced payments, is recorded as the republishers ship products containing the licensed software. Costs related to post-contract customer support, which are minimal and include limited telephone support and limited on-line maintenance for certain products, are accrued. Sales to distributors permit limited rights of return upon termination or when a product is defective. Reserves for returns, price discounts and rebates are estimated using historical averages and a consideration of open return requests. Beginning with the quarter ended December 31, 1998, the Company also considers channel inventories, recent product sell-through activity and market conditions in establishing its reserves.

4.  INVENTORIES

Inventories, consisting primarily of media, manuals, hardware, freight in, production costs and packing supplies, are valued at the lower of cost or market and are accounted for on the first-in, first-out basis. Management performs periodic assessments to determine the existence of obsolete, slow moving and non-salable inventories, and records necessary provisions to reduce such inventories to net realizable value. Inventories consist of:


                              March 31, 2000      June 30, 1999
                              --------------      -------------
Raw materials                  $        310       $      2,343
Finished goods                          346              3,897
                               ------------       ------------
                                        656              6,240
Reserves for obsolescence              (452)            (3,345)
                               ------------       ------------
                               $        204       $      2,895
                               ============       ============

5.  CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Total capitalized software development costs were $8,197,000 at March 31, 2000 and $8,289,000 at June 30, 1999 less accumulated amortization of $6,128,000 and $5,433,000, respectively.

6. DEBT

IMSI's short-term borrowings and long term debt and other obligations consist of the following (in thousands):


                                                              March 31,         June 30,
Short term borrowings                                           2000             1999
                                                            ------------      ------------
  Non-revolving, reducing loan with interest at bank's
      reference rate plus 3%, 12.00% at March 31, 2000      $      4,600      $      5,400
  Term loan with interest at bank's reference rate
     plus 3%                                                          --               750
  Subordinated loan facility due November 2001 with
      interest at 12% net of unamortized warrant cost
      at March 31, 2000 of $410                             $      2,090                --
  Senior subordinated convertible note due May 2002
      with interest at 9% net of unamortized warrant
      cost at March 31, 2000 of $807                               3,693                --
  Capital lease obligations                                          668               960
                                                            ------------      ------------
         Total short term borrowings                        $     11,051      $      7,110
                                                            ============      ============

Long term debt and other obligations
  Subordinated loan facility due November 2001 with
      interest at 12% net of unamortized warrant cost
      at June 30, 1999 of $604                                        --      $      1,896
  Senior subordinated convertible note due May 2002
      with interest at 9% net of unamortized warrant
      cost at June 30, 1999 of $1,100                                 --             3,900
  Capital lease obligations                                          395               803
                                                            ------------      ------------
         Total long term debt and other obligations         $        395      $      6,599
                                                            ============      ============


IMSI is in default on many of the covenants under its agreements relating to the non-revolving, reducing loan with Union Bank of California ("Union"). The loan was due September 30, 1999 and remains unpaid. Under the terms of the loan agreement, Union can declare the loan to be immediately due and payable and can commence immediate enforcement and collection actions.

IMSI is also in default under the subordinated loan facility with Silicon Valley Bank for failure to make interest payments during the quarter ended March 31, 2000 and the entry of the Imageline award judgement. The bank noticed IMSI of the defaults and stated that it reserves all rights, powers and remedies under the loan agreement. Therefore, IMSI has recorded the full amount of the subordinated loan as a current liability.

Similarly, Heller Financial, Inc.has noticed IMSI that the Company is in default under a capital lease obligation, and that all amounts under the lease are now due and payable. IMSI is negotiating with Heller over the terms of a proposed confession of judgement, the return of some equipment and the continued lease of the remaining equipment. At March 31, 2000, the full amount of the capitalized lease obligation was a current liability.

IMSI is in default on its senior subordinated convertible note with BayStar Capital L.P. ("BayStar") because of failure to pay a penalty for failing to have a registration statement effective no later than September 21, 1999 covering the resale of shares issuable to BayStar. The penalty is 1% per month of the principal balance outstanding. We have accrued a liability of $296,000 for this penalty through March 31, 2000 in our financial statements. BayStar has the right under the note to declare all sums due and payable but has not done so. Accordingly, the full amount of the note is recorded as a current liability. Because of the default, BayStar received the right to convert its convertible note at the price of $2 per share. BayStar converted $500,000 of the note on December 2, 1999 into common stock of IMSI at a price of $2.00 per share.

7. ACCRUED RESTRUCTURING CHARGES

The following table details the rollforward activity in the accrued restructuring liability account (in thousands):


                                            Balance                                Balance
                                            June 30,             Paid             March 31,
                                              1999            (Accrued)             2000
                                           ------------      ------------       ------------
Warehouse closure:
    Accrued rent                           $        249       $      (256)      $        505
    Broker's fee                                    103                --                103
Warehouse transition costs                          284               231                 53
Facilities consolidation:
    Novato:
       Rent                                         180               180                 --
       Broker's fee                                  65                49                 16
       Excess furniture lease                        14                11                  3
       Additional walls and doors                    29                22                  7
       Miscellaneous charges                          3                 2                  1
Tech support facility                               110                37                 73
Consolidation of Foreign Offices                      6                 6                 --
Personnel reductions                                397               389                  8
                                           ------------      ------------       ------------
Total accrued restructuring liability      $      1,440      $        671       $        769
                                           ============      ============       ============


The following table reports the rollforward activity of planned terminations under the restructuring plan plus additional terminations in January 2000. These additional terminations in January were necessitated by the higher than anticipated losses and the termination of negotiations to sell ArtToday, which would have provided needed working capital.


                                  Planned          Cumulative
                               Terminations as    Terminations as
                               of June 30,1999   of March 31, 2000
                               ---------------   -----------------
Sales and Marketing                       22                50
General and Administrative                 8                10
Manufacturing                             23                23
Research and Development                  37                37
                                ------------      ------------
                                          90               120
                                ============      ============


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

8. SEGMENT INFORMATION AND CLOSING OF EUROPEAN SUBSIDIARIES

Until January 2000, IMSI had five reportable operating segments. Four of the segments were geographic: North America, the United Kingdom, Germany and Australia, and each of these segments generated revenues and incurred expenses related to the sale of our PC productivity software. The fifth segment comprised the revenues and expenses related to ArtToday.com (formerly Zedcor, Inc.). which IMSI purchased in October 1998. Previously, the Company included the results of this graphic design Internet subsidiary in the North America geographic segment because ArtToday's separate results were not material.

On January 28, 2000, IMSI announced that it was exiting the retail software business, closing its German office and liquidating its European subsidiaries. Earlier, in the first quarter of fiscal year 2000, the Company closed its United Kingdom and French offices. Upon appointment of the liquidators, the liquidators assumed control of IMSI's European subsidiaries. Therefore, the Company is no longer consolidating these subsidiaries within its financial statements. For the six months ended December 31, 1999, revenue from Europe was $ 3,078,000 and the operating loss was $54,000. For the three months ended March 31, 2000, revenues and operating results were not material.

The loss on the disposition of the Company's foreign subsidiaries as a result of liquidating the Company's European subsidiaries was $2,023,000. This loss includes the $1,562,000 write-off of the parent Company inter-company accounts receivable, the $68,000 write-off of the parent Company investment in the foreign subsidiaries and the $393,000 write-off of the foreign subsidiaries net assets. The liquidation process, which is proceeding according to the legal requirements of the respective countries, may take up to one year to complete. Future sales of our products in Europe, will occur primarily through third party licenses with IMSI receiving royalties for such sales. Also, the Company has executed several republishing agreements and will be receiving a percentage share of net sales revenues. The Company does not anticipate any additional costs pertaining to the closure of the European subsidiaries.

An important element of IMSI's strategy is to bring the Company's precision design software, TurboCAD and FloorPlan 3D, to the Internet. The Company created a separate division, HomeDesignToday.com, to execute this new strategy. Revenues from this new division are not yet material, and, therefore, the Company is including the results of this division in the North American segment.

The following tables report the segment information (in thousands):


 Quarter Ended March 31,       ArtToday.   Other North
         2000                    Com         America            UK           Germany
------------------------    ------------   ------------     -----------    ----------
Net Revenues-external       $        840   $      1,948     $        --    $       --
            -internal                 --                             --            --
Income (loss) before taxes           194         (5,629)             --            --
Income tax expense (credit)           --             --              --            --
Net income (loss)                    194         (5,629)             --            --
Identifiable assets         $        544   $      7,477     $        --    $       --

 Quarter Ended March 31,                         Rest of      Elimina-
         2000                  Australia         World          tions         Total
------------------------      ------------     --------       ---------   ------------
Net Revenues-external         $        180     $       --     $      --   $      2,968
            -internal                   --             --                           --
Income (loss) before taxes            (152)            --            --         (5,587)
Income tax expense (credit)              7             --            --              7
Net Income (loss)                     (159)            --            --         (5,594)
Identifiable assets           $        112     $       --            --   $      8,133

 Quarter Ended March 31,       ArtToday.   Other North
         1999                    Com         America            UK           Germany
------------------------    ------------   ------------     -----------    ----------
Net Revenues-external       $          5   $      5,908     $       759    $      (50)
            -internal                 --                             --            --
Income (loss) before taxes          (422)        (5,628)            175          (967)
Income tax expense (credit)           --          2,934              --            --
Net Income (loss)                   (422)        (8,562)            175          (967)
Identifiable assets         $        670   $     21,307     $     1,181    $    2,102

 Quarter Ended March 31,                      Rest of       Elimina-
         1999                Australia         World          tions         Total
------------------------    ------------     --------       ---------   ------------
Net Revenues-external        $       379     $    280       $     --    $      7,281
            -internal                 --           --                             --
Income (loss) before taxes            --          119             --          (6,723)
Income tax expense (credit)            9           26             --           2,969
Net Income (loss)                     (9)          93             --          (9,692)
Identifiable assets          $       870     $  1,014       $     --    $     27,144

   Nine Months Ended           ArtToday.   Other North
    March 31, 2000               Com         America            UK           Germany
------------------------    ------------   ------------     -----------    ----------
Net Revenues-external       $      2,147   $      8,028     $       687    $    1,696
            -internal                 --            712              --            --
Income (loss) before taxes           (24)       (16,191)            130          (124)
Income tax expense (credit)           --            503              --            --

Net Income (loss)                    (24)       (16,694)            130          (124)
Identifiable assets         $        544   $      7,477     $        --    $       --

   Nine Months Ended                         Rest of       Elimina-
    March 31, 2000          Australia         World          tions         Total
                           ------------     --------       ---------   ------------
Net Revenues-external      $      1,245     $   1,081      $      --   $     14,884
          -internal                  --           --            (712)            --
Income (loss) before taxes          (52)         107              --        (16,154)
Income tax expense (credit)          23           (4)             --            522

Net Income (loss)                   (75)         111              --        (16,676)
Identifiable assets        $        112     $     --              --   $      8,133

   Nine Months Ended           ArtToday.   Other North
    March 31, 2000               Com         America            UK           Germany
                            ------------   ------------     -----------    ----------
Net Revenues-external       $        303   $     21,207     $     2,455    $    3,335
            -internal                 --          2,003              --            --
Income (loss) before taxes          (515)       (14,372)             18          (655)
Income tax expense (credit)           --           (163)             --            --
Net Income (loss)                   (515)       (14,209)             18          (655)
Identifiable assets         $        670   $     21,307     $     1,181    $    2,102

   Nine Months Ended                           Rest of       Elimina-
    March 31, 2000            Australia         World          tions         Total
                             ------------     --------       ---------   ------------
Net Revenues-external        $      1,773    $   1,829       $     --    $     30,902
            -internal                  --           --         (2,003)             --
Income (loss) before taxes            234          110             --         (15,180)
Income tax expense (credit)            27           60             --             (76)
Net Income (loss)                     207           50             --         (15,104)
Identifiable assets          $        870    $   1,014            $--    $     27,144

9. BASIC AND DILUTED EARNINGS PER SHARE

Net loss and the weighted average number of shares outstanding (denominator) used to calculate basic earnings per share are reconciled to the number of shares used in calculating diluted earnings per share as follows (in thousands):

                                      Three Months Ended             Nine Months Ended
                                           March 31,                       March 31,
                                 ----------------------------    ----------------------------
                                     2000            1999            2000            1999
                                 ------------    ------------    ------------    ------------
Net loss                         $     (5,594)   $     (9,692)   $    (16,676)   $    (15,104)
                                 ============    ============    ============    ============
Shares used to compute basic
   EPS                                  7,286           6,364           7,136           5,939
Add effect of dilutive
securities:
   Convertible Note                     2,250              --           2,250              --
   Warrants                               298              30             298              30
   Stock options                        2,237             914           2,237             690
                                 ------------    ------------    ------------    ------------
Shares used to compute diluted
   EPS*                                12,071           7,308          11,921           6,659
                                 ============    ============    ============    ============

* Not presented, as presentation would be anti-dilutive.

10. COMPREHENSIVE INCOME (LOSS)

Comprehensive income includes changes in the balance of items that are reported directly in a separate component of stockholders' equity on the condensed consolidated balance sheets. The reconciliation of net loss to comprehensive loss is as follows (in thousands):


                                   Three Months Ended March 31,    Nine Months EndedMarch 31,
                                  ----------------------------    ----------------------------
                                      2000            1999            2000            1999
                                  ------------    ------------    ------------    ------------
NET LOSS                          $     (5,594)   $     (9,692)   $    (16,676)   $    (15,104)
                                  ============    ============    ============    ============
Other comprehensive (loss) gain
  Foreign currency translation
  adjustments                                2            (170)             12              29
                                  ------------    ------------    ------------    ------------
Total comprehensive loss          $     (5,592)   $     (9,862)   $    (16,664)   $    (15,075)
                                  ============    ============    ============    ============


11. DE-LISTING FROM THE NASDAQ SMALL CAP MARKET

On November 24, 1999 Nasdaq granted IMSI an exception from the net tangible listing requirement, allowing IMSI to transfer from the Nasdaq National Market to the Nasdaq Small Cap Market, with the symbol IMSIC. IMSI transferred to the Nasdaq Small Cap Market on November 30, 1999. To maintain our listing on the Nasdaq Small Cap Market, IMSI was required to file on or before January 31, 2000 reports evidencing at least $7 million in net tangible assets with the Securities Exchange Commission and Nasdaq. We notified Nasdaq on January 28, 2000 that we were unable to achieve this requirement. On January 31, 2000, IMSI was delisted from the Nadsaq Small Cap Market and began trading on the OTC Bulletin Board. Concurrently, the ticker symbol IMSI was appended with a "C". On February 25, 2000, the ticker symbol IMSI was appended with an "E". On March 28, 2000, IMSI was delisted from the OTC Bulletin Board and began trading on the National Quotation Bureau Pink Sheets, because the Company had failed to file the December 31, 1999 Form 10-Q.

Our de-listing by Nasdaq may have an adverse and material effect on the price of IMSI's stock and on the ability of IMSI's shareholders to sell their shares. Securities laws could impose limitations on liquidity of the common stock traded on the Pink Sheets. The de-listing could also adversely affect IMSI's ability to obtain additional debt and/or equity financing and may result in the reduction in the amount and quality of securities analyst and news media coverage of IMSI. De-listing is also a triggering event, allowing the holder of the convertible subordinated note owing to BayStar to declare all sums due and payable, as described in Note 6.

IMSI filed the December Form 10-Q on May 10, 2000, and the Company will file the June 30, 1999 Form 10-K/A and September 30,1999 Form 10-Q/A on May 15. With the filing of this March 31, 2000 Form 10-Q, IMSI should be in compliance with SEC and Nasdaq requirements and expects to return to the OTC Bulletin Board before the end of May.

12. POTENTIAL PENALTIES FOR AGREEMENTS RELATING TO REGISTRATION OF SHARES

We agreed to file one or more registration statements covering the resale of the shares described in Notes 6 and 7 to the consolidated financial statements in our fiscal 1999 Form 10-K. These agreements included shares issued or issuable with BayStar Capital L.P. ("BayStar"), The Learning Company (now owned by Mattel, Inc., "TLC"), Capital Ventures International ("CVI"), and others. We have filed registration statements pursuant to these agreements. The SEC Division of Corporate Finance has had, and may continue to have, comments related to our recent filings. We are working with the SEC to resolve these comments as soon as possible. However, as a result of delays in the effectiveness of the registration statements, we are liable for financial penalties or other payments under the terms of the agreements with TLC and BayStar. The aggregate amount of these penalties or other payments could have a material effect on our financial statements, business, liquidity and results of operations.

BayStar

The BayStar Note and Warrant Agreement required that IMSI have a registration statement declared effective by September 21, 1999 covering resale of the shares issuable to BayStar. Under the Agreement IMSI is required to pay cash penalties if it failed to effectively file the registration statement. The Company was not able to comply, and, on November 17, 1999, BayStar notified IMSI that the Company was in default under the 9% Subordinated Convertible Note due 2002 because IMSI failed to pay the cash penalties. Because of the default, BayStar converted $507,767 of the Note and accrued interest into 253,884 shares of IMSI common stock at $2 per share on December 2, 1999. IMSI has accrued the penalties for both quarters ending December 31, 1999 and March 31, 2000.

TLC

In January 1999, IMSI and TLC agreed to amend the terms of the Org Plus agreement to allow IMSI to settle the $1.8 million cash obligation by the issuance of 200,000 shares of IMSI's common stock. In April 1999, IMSI and TLC agreed that if TLC sells any shares within 30 days following the effectiveness of a registration statement covering the 200,000 shares issued to TLC, IMSI will pay TLC the difference between the sales price and $8.50 per share, such payment to be made either in cash or by issuing shares based on the average share price during the thirty day protection period, at IMSI's option. In September 1999, IMSI and TLC orally agreed that, in consideration for 300,000 shares and the waiver of a $200,000 receivable due from TLC, TLC would not terminate the April agreement nor seek to reinstate the $1.8 million cash obligation and that TLC would deem any claim that it may have for additional shares to be satisfied. No written agreement was executed and no shares have been delivered.

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

13. ADVERSE AWARD IN IMAGELINE ARBITRATION

On January 14, 2000, Imageline, Inc. received a $2.6 million arbitration award against IMSI for intellectual property violations and attorneys fees. The award is comprised of $1.2 million in actual damages, $1.2 in punitive damages and $.2 million in attorneys' fees. IMSI is appealing the award in the federal district court in Richmond, VA. See Note 17 to IMSI's consolidated financial statements contained in IMSI's Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

In April, IMSI and Imageline initiated negotiations to settle the award. The proposed settlement includes a cash payment of $170,000 upon execution of the agreement, three subsequent payments of $75,000, a consulting agreement, warrants, payment of legal fees and royalties on certain sales of Masterclips. While IMSI and Imageline appear to be close to agreement, there can be no assurance that the Company will successfully settle this matter.

14. CHANGES IN BUSINESS, MANAGEMENT AND THE BOARD OF DIRECTORS

On February 15, 2000, Geoffrey Koblick was named president, chief executive officer, chief financial officer and a member of the IMSI's board of directors. Geoffrey Koblick, who founded IMSI in 1983, stepped down as chief operating officer and chairman of the board in May of 1999. Geoffrey Koblick replaced Costa John, who served as president, chief executive officer and chief financial officer. In addition, Mark Boyer, a principal in ROI capital, one of IMSI's largest shareholders, was also appointed to the board of directors. IMSI's other directors, Costa John, Bill Lane, Abe Ostovsky and Lisa Crane resigned on February 15, 2000. See Form 8-K dated February 15, 2000. On February 17, 2000, Jeffrey Morgan joined IMSI as chief financial officer, assuming the responsibilities of that position from Geoffrey Koblick.

15. ESTABLISHMENT OF CREDITORS' COMMITTEE

On February 18, 2000, under the guidance of CMA Business Credit Services, IMSI held a formally noticed general meeting of its creditors. At this meeting the creditors elected a committee to represent creditor interests. The committee agreed to give IMSI a 120 day stand-still period to prepare and present a plan to the creditors for paying off its debts. We are currently in the process of preparing this plan. In conjunction with these actions, we have ceased interest and principal payments on all borrowings, debt or other interest bearing obligations, with the exception of monthly interest payments to Union Bank of California on the outstanding line of credit. Accordingly, we are in default on various covenants of these agreements.

16. CLOSING OF EUROPEAN SUBSIDIARIES

On January 28, 2000, IMSI announced that it is exiting the retail software business. As a result, IMSI began closing its German office and liquidating its European subsidiaries. In the first quarter of fiscal year 2000, the Company closed the United Kingdom and French office. Although IMSI has ceased our European operations, the liquidation process, which is proceeding according to the legal requirements of the respective countries, may take up to one year to complete. Upon appointment of the liquidators, the liquidators assumed control of the European subsidiaries, and, therefore, IMSI is no longer consolidating these subsidiaries within its financial statements. For the six months ended December 31, 1999, revenue from Europe was $3,078,000 and the operating loss was $54,000. For the three months ended March 31, 2000, the revenues and operating result were not material. The loss on the disposition of foreign subsidiaries as a result of liquidating the Company's European subsidiaries is $2,023,000. Once the liquidation is complete, future sales of IMSI's products in Europe will occur through third parties paying the Company primarily on a royalty basis.

17. SUBSEQUENT EVENTS

Software License Agreements

In March, IMSI executed an agreement to license the object code and source code of the Company's TurboProject and Flow programs for $350,000. The license is worldwide, perpetual and non-exclusive. IMSI did not complete the delivery of all necessary program documentation until May and, therefore, did not recognize the revenues in March but in May. As of the date of this Form 10-Q, IMSI has received $175,000 and expects to receive the remaining $175,000 before month-end.

In April, IMSI entered into a similar agreement with another firm to license the object code and source code of the Company's Lumiere program for $120,000. IMSI completed delivery of all documentation and received full payment in April.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the consolidated financial statements and the notes thereto and in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in IMSI's Fiscal 1999 Form 10-K. This quarterly report on Form 10-Q, and in particular this "Management's Discussion and Analysis of Financial Condition and Results of Operations," may contain forward-looking statements regarding future events or the future performance of IMSI. These future events involve certain risks and uncertainties including those discussed in the "Other Factors That May Affect Future Operating Results" section of this Form 10-Q, as well as in IMSI's Fiscal 1999 Form 10-K, as filed with the Securities and Exchange Commission ("SEC"). Actual events or the actual future results of IMSI may differ materially from any forward-looking statements due to such risks and uncertainties. IMSI assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. This analysis is not intended to serve as a basis for projection of future events.

RESULTS OF OPERATIONS

IMSI reported a net loss of $5,594,000 or ($.77) per share for the quarter ended March 31, 2000 and a net loss of $16,676,000, or ($2.34) per share for the nine months ended March 31, 2000. This compares to a net loss of $9,692,000 or ($1.52) per share for the quarter ended March 31, 1999 and a net loss of $15,104,000 or ($2.54) per share for the nine months ended March 31, 1999. We reported an operating loss of $1,490,000 and $9,372,000 for the three and nine months ending March 31, 2000, respectively. This compares to an operating loss of $6,231,000 and $13,983,000 for the three and nine months ended March 31, 1999.

NET REVENUES

Net revenues for the three month and nine month periods ended March 31, 2000 were $2,968,000 and $14,884,000, respectively. This compares to net revenues of $7,281,000 and $30,902,000 for the same periods in the previous fiscal year. This change represents a decrease in net revenues of 59% and 52% for the three and nine months periods, respectively. Sales have continued to decline since IMSI reported net revenues of $16,738,000 for the quarter ending June 30, 1998.

Due to the rapid and continuing decline of IMSI's retail software sales, we announced on January 28, 2000 that we would be exiting the retail software business. Because our sales revenue no longer supported the existing level of overhead, we discontinued our European operations and consolidated our domestic and Canadian offices into our facilities in Novato, California and Tucson, Arizona. We will continue to sell software by direct mail and electronic download for as long as these sales generate net cash. Also, we have executed and are continuing to pursue repackaging agreements, non-exclusive sales of source code and licensing arrangements to grow revenues. IMSI's longer term strategy is to derive a majority of the Company's future revenues from our precision design and graphic design websites.

Product revenues in absolute dollars and as a percentage of total revenues for each of IMSI's principal product categories were as follows (in thousands):


                                Three Months Ended March 31,                    Nine Months Ended March 31,
                        -------------------------------------------    --------------------------------------------
                                2000                   1999                     2000                   1999
                        -------------------    --------------------    --------------------    --------------------
                            $          %           $           %           $          %            $           %
                        --------   --------    --------    --------    --------    --------    --------    --------
Precision Design             592         20%      4,398          60%      4,703          32%      8,376          27%
Graphic Design             1,223         41%      2,334          32%      5,757          39%      8,950          29%
Business Applications        471         16%        568           8%      4,265          29%     11,665          38%
Utilities                    548         18%        688           9%      3,033          20%      3,635          12%
Other Products                85          3%        150           2%        984           7%      2,944          10%
Sales Reserves                48          2%       (857)       -12%      (3,857)       -26%      (4,668)       -15%
                        --------   --------    --------    --------    --------    --------    --------    --------
Net Revenues            $  2,968        100%   $  7,281         100%   $ 14,884         100%   $ 30,902         100%
                        ========   ========    ========    ========    ========    ========    ========    ========


Product category revenues are shown gross without sales reserves recorded in the respective periods for returns, price discounts and rebates. Sales reserves are based on estimates of future activity and by their nature are subject to certain risks and uncertainties. In the past these risks and uncertainties have caused actual results to differ materially from estimates. Since IMSI is no longer selling product to channel resellers, the risks and uncertainties for IMSI related to future returns, price discounts and rebates are significantly reduced.

Net revenues in all categories for both the three months ended and nine months ended March 31, 2000 declined from the revenues in the same periods last year. The declines reflect IMSI's decision, in January, to exit the retail software business and end all relations with the Company' channel resellers. While the Company is now attempting to rebuild these sales through licensing and republishing agreements, these efforts had no impact on third quarter 2000 sales revenues.

Net revenues in the precision design category decreased for the three-month period ended March 31, 2000 by $3,806,000 or 87% from the comparable period in fiscal 1999. The decline is due to a decrease in TurboCad and Floorplan sales as explained above. However, pursuant to IMSI's strategy of supporting its precision design line of product and growing its internet business, net revenues in this category should increase substantially during the next quarter and the next fiscal year with the release of newer versions of TurboCad and FloorPlan.

For the three-month period ended March 31, 2000, net revenue in the graphic design category decreased by $1,111,000 or 48% from the comparable period in fiscal year 1999. The decline in this category is due to a decrease in the sales of the primary product within this category, MasterClips. In February, IMSI ceased all sales of MasterClips to comply with the court's ruling to uphold the Imageline Arbitration judgement. ArtToday, contributed net revenue of $840,000 within this category during the quarter ended March 31, 2000.

Revenues in the business applications category decreased by $97,000 or 17% in the three-month period ended March 31, 2000 as compared to the same period in fiscal year 1999. TurboProject and HiJaak sales decreased compared to the same period for the prior fiscal year. Moreover, consistent with IMSI's restructuring plan, a number of other non-core products within this category were not upgraded or actively marketed contributing to the decline in revenue.

For the three month period ended March 31, 2000, revenues in the utilities category decreased by $140,000 or 20% as compared to the same period in fiscal 1999. In the United States particularly, intense price competition and rebate programs have negatively impacted these consumer oriented software products. Consistent with IMSI's restructuring plan, the utilities products are also not being updated or actively marketed.

Revenues in the other products category decreased by $65,000 or 43% for the three month period ended March 31, 2000 as compared to the same period in fiscal year 1999. The decrease was primarily due to the discontinuation of products within this category.

For the three month period ended March 31, 2000 net revenues from domestic sales were $2,788,000. This is a decrease of $2,871,000 or 50.7% from net domestic sales revenues of $5,659,000 during the same period in the previous year. During the third quarter of fiscal year 2000, net revenues from domestic sales climbed to 93.9% of total net revenues as compared to 77.8% of total net revenues for the comparable period in the previous fiscal year. This increase reflects the Company's decision in January to discontinue all European and South African operations.

Net revenues from international sales declined by $1,442,000 or 88.9% to $180,000 for the three month period ended March 31, 2000. For this quarter, net revenues from international sales were only 6.1% of total net sales. This is a substantial decline from last year when net revenues from international sales were 22.3 % of total net revenues.

Australia accounted for all of IMSI's international net revenues in the three-month period ended March 31, 2000. As a result of our decision in January 2000 to liquidate our European operations, we are no longer consolidating our European subsidiaries. This change resulted in a loss of $2,023,000 from the write off of inter-company receivables and investment in subsidiaries. See Note 8 to the condensed consolidated financial statement for segment information.

With the liquidation of the Company's European subsidiaries, the risks associated with transactions in foreign currencies have been substantially reduced. Nonetheless, our operating results may be affected by the risks customarily associated with international operations, including changes in the value of the dollar versus other currencies, increases in duty rates, exchange or price controls, longer collection cycles, government regulations, political instability and changes in international tax laws.

In the second quarter of fiscal 2000, TechData terminated its distribution agreement with IMSI as a result of a disagreement over payment terms. The Company's distributorship agreement with TechData allowed for product returns upon termination. In December 1999 and January 2000, the Company received total returns of approximately $522,000. IMSI's agreement with TechData required us to accept returns of the products in TechData's inventory at the price paid by TechData less any subsequent returns or credits, provided that the products have been unopened and are in their original factory sealed packages. To date, we have credited TechData for only $25,000 of valid returns because IMSI believes the remainder of the product inventory returned by TechData did not meet these conditions. TechData has contested our right to refuse the balance of the returns.

IMSI's receivable balance from TechData as of March 31, 2000 was approximately $650,000, and the Company has reserved all of this receivable as a bad debt. The Company is currently in negotiations with TechData to resolve this issue. We do not anticipate paying a cash refund to TechData for returned product.

PRODUCT COSTS

For the three months ended March 31, 2000, product costs decreased $3,695,000 to $1,295,000 as compared to $4,990,000 for the same period in 1999. The reduction in product costs is associated with the decrease in sales. As a percentage of revenue, product costs decreased from 68.5 % to 43.6%, when compared to the same period in the previous fiscal year. This reflects in part the reduction in fixed product costs generated by the closing of the Company's Vacaville distribution center and the associated termination of employees. In addition the recognition of deferred revenues during the quarter ended March 31, 2000 were a greater proportion of total revenues than during the same quarter last year. Similarly, ArtToday accounted for a greater share of revenues this quarter, and their cost of sales is lower than the parent Company's.

Product costs include royalty fees and the amortization of capitalized software and license fees. IMSI amortizes capitalized software development costs and license fees on a product-by-product basis. The amortization for each product is the greater of the amount computed using (a) the ratio of current gross revenues to the total of current and anticipated future gross revenues for the product or
(b) the economic life of such product. Generally, capitalized software development costs are amortized over a maximum of 18 to 36 months, and license fees are amortized over a maximum of 36 months.
 .
SALES AND MARKETING

Sales and marketing expenses for the three months ending March 31, 2000 decreased $3,563,000 or 82.6% to $749,000 as compared to the same period in the previous fiscal year. Sales and marketing expenses for the nine months ending March 31, 2000 decreased $10,368,000 or 67.3% to $5,034,000 as compared to the same period in the previous fiscal year. As a percentage of net revenues, sales and marketing expenses for the three and nine month periods ending March 31, 2000, were 25.2% and 33.8%, respectively, as compared with 59.2% and 49.8%, respectively, for the previous fiscal year. The decrease in dollar and percentage amounts is primarily due to a reduction in advertising, marketing staff, merchandisers, corporate sales representatives and other sales overhead expenses. Sales and marketing expenses should continue to decline in future periods as a result of the Company's exit from the retail software business.

GENERAL AND ADMINISTRATIVE

General and administrative expenses for the three months ending March 31, 2000 decreased $368,000 or 16.7% to $1,833,000. For the nine months ending March 31, 2000, general and administrative expenses increased $984,000 or 17.1% to $6,726,000 compared to the same period in the previous fiscal year. The increase in the nine month period ended March 31, 2000 is due primarily to increased professional fees and legal expenses incurred in connection with our restructuring, the restatement of financial results, the Imageline arbitration and efforts to achieve effectiveness of our registration statements. This increase in general and administrative expenses also reflects higher accruals for bad debt expense associated with our exit from the retail software market.

General and administrative expenses for the three and nine month periods ending March 31, 2000, were 61.8% and 45.2 %, respectively, of net revenues. This compares with 30.2% and 18.6%, respectively, for the previous fiscal year. The large increases in general and administrative expenses as a percent of net revenue is primarily attributable to a lower net revenue base and the fixed nature of these expenses. Our wholly owned Internet subsidiary, ArtToday, had operating expenses of $478,000 that included general and administrative expense of $266,000. Due to employee layoffs and facility closures at IMSI in February 2000, general and administrative expenses declined significantly.

RESEARCH AND DEVELOPMENT

Research and development expenses for the three months ended March 31, 2000 decreased $1,102,000 or 54.9% to $907,000. For the nine months ending March 31, 2000, research and development expenses decreased $3,069,000 or 47.4% to $3,399,000. As a percentage of net revenues, research and development expenses for the three and nine month periods ending March 31, 2000, were 30.6% and 22.8%, respectively, as compared with 27.6% and 20.9%, respectively, for the previous fiscal year. The reduction in absolute amounts reflects the cost containment efforts, including a reduction in headcount, and the reduction in the number of products under development as part of the streamlining of IMSI's product offerings. The increase as a percentage of net revenues reflects the need to maintain a core research and development resource to implement IMSI's Internet strategy.

OTHER EXPENSE, NET

Other expense, net, which consists of interest expense on short and long-term borrowings, financing penalties, and net gains or losses on foreign currency transactions, decreased from $492,000 to $286,000 for the three month period ended March 31, 2000 compared to the same period of the previous fiscal year. For the nine months ended March 31, 2000, other expense, net, increased from $1,197,000 to $1,810,000 from the previous fiscal year. Other expense, net for the quarter ending March 31, 2000 includes $135,000 in penalties owed to Bay Star related to registration requirements in the share purchase agreements. See
Note 12 to the Condensed Consolidated Financial Statements.

LOSS ON DISPOSITION OF FIXED ASSETS

During the nine months ended March 31, 2000, IMSI has undergone closure of facilities and significant personnel reductions. Consequently, a large percentage of the furniture and equipment are now surplus and will be liquidated. Additionally, building improvements have been abandoned and written off.

PROVISION FOR INCOME TAXES

IMSI did not record a tax benefit in the three or nine month periods ending March 31, 2000 for our domestic tax losses because of the uncertainty of realization. Our effective tax rate was 40.8% for the three month period and (0.2)% for the nine month period ending March 31, 1999. We adhere to Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

For the three months ended March 31, 2000, IMSI had income tax expense of $7,000 at its Australian subsidiary. For the nine months ended March 31, 2000, IMSI has written-off all deferred tax benefits because of the uncertainty of the realization of any benefit as the Company continues to experience losses.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2000, we had $886,000 in cash and cash equivalents, a decline of $2,795,000 from our cash and cash equivalents balance of $3,681,000 at June 30, 1999. Working capital declined by $17,762,000 from a negative $1,227,000 at June 30, 1999 to a negative $18,989,000 at March 31, 2000.

Despite our net loss of $16,676,000 for the nine months ending March 31, 2000, operating activities used net cash of only $1,891,000 during this period. The lower amount is primarily due to the collection of accounts receivable, reduction in inventories, advance payments on republishing agreements and income tax refunds. In February, the Company received an additional $335,000 in income tax refunds bringing the total for the year to $3.7 million.

Our investing activities during the nine months ended March 31, 2000, generated net cash of $1,309,000. Sales of non-core product lines provided $1,555,000, and purchases of equipment and technology consumed $246,000.

Our financing activities used net cash of $2,221,000 for the nine-month period ended March 31, 2000. In addition to making capital lease obligation payments, we repaid Union Bank's $750,000 term loan and paid down the bank's non-revolving reducing loan to us (our former credit line) by $820,000.

The loans with Union Bank were due on September 30, 1999. A balance of $4,600,000 on the non-revolving reducing loan remains unpaid. Under the terms of the loan agreement, Union Bank can declare the loan to be immediately due and payable and can commence immediate enforcement and collection actions. Enforcement and collection actions by Union Bank would have a material adverse effect on IMSI's ability to continue as a going concern.

We will require additional working capital to meet our ongoing operating expenses, to execute our continued transition to the Internet, to develop new products, and to conduct other activities. We believe that our existing cash and cash equivalents will be insufficient to satisfy IMSI's working capital and capital expenditure requirements over the next 12 months. The large accumulated losses of IMSI and the negative shareholder's equity of $14,693,000 as of March 31, 2000 will make it difficult for IMSI to obtain new debt or equity financing. See Note 2 to the condensed consolidated financial statements concerning realization of assets and basis of presentation.

To a large extent, IMSI planned to meet its working capital needs in the current fiscal year through the sale or license of the rights to its non-core products. In August 1999, IMSI sold the rights to the Easy Language product for $1.7, and, in January 2000, the Company sold PeopleScheduler for $55,000. IMSI has engaged in, and will continue to engage in, discussions with third parties concerning the sale or licensing of remaining non-core product lines. The sale or licensing of the rights to these products is consistent with our strategy of focusing on our core products while transitioning to the Internet. This strategy also includes reducing our costs through manufacturing and warehouse outsourcing, facilities consolidation, and personnel reductions. No assurance can be given that we will be successful in these efforts.

Under the guidance of CMA Business Credit Services, on February 18, 2000 IMSI held a formally noticed general meeting of its creditors. At this meeting a committee was elected to represent creditor interests. The committee agreed to give IMSI a 120 day stand-still period to prepare and present a plan to the creditors for paying off its debts

Our forecast period of time through which our financial resources will be adequate to support our working capital and capital expenditure requirements is a forward-looking statement that involves risks and uncertainties, and actual results could vary. The factors described in "Risk Factors", here and in our Fiscal 1999 Form 10-K, will affect our future capital requirements and the adequacy of our available funds. No assurance can be given that needed financing will be available on terms attractive to us, or at all. Furthermore, any additional equity financing, if available, may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. If IMSI fails to raise capital when needed, then lack of capital will hamper our ability to continue as a going concern.

IMSI had no material commitments for capital expenditures as of March 31, 2000.

IMSI's international revenues are generally denominated in the foreign currencies of IMSI's subsidiaries. Consequently, a decrease in the value of a relevant foreign currency in relation to the U.S. dollar can adversely affect IMSI's net revenues. Further, a decrease in the value of a relevant foreign currency in relation to the U.S. dollar occurring after sale and before receipt of payment by IMSI would have an adverse effect on IMSI's results of operations and cash flows. IMSI had a $8,000 and $29,000 foreign exchange gain, in the nine months periods ending March 31, 2000 and 1999, respectively.

OTHER FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

For further discussion please refer to the subheading "Future Performance and Additional Risk Factors" in the Fiscal 1999 Form 10-K.

OPERATING RESULTS REFLECT CONTINUED LOSSES IN THE THIRD QUARTER OF FISCAL 2000. IMSI continues to experience deteriorating operating results due to a variety of factors. The following table shows IMSI's operating income (loss) and net INCOME
(LOSS) for the periods presented (in thousands), as restated:


                                   OPERATING      NET INCOME
QUARTER ENDING                   INCOME (LOSS)      (LOSS)
--------------                   ------------    ------------
 Fiscal 1998
   September 30                  $     (4,668)   $     (3,114)
   December 31                          2,140           1,220
   March 31                             1,894           1,000
   June 30                                720             524
                                 ------------    ------------
                                 $         86    $       (370)
                                 ============    ============

 Fiscal 1999
   September 30                  $     (1,483)   $     (1,106)
   December 31                         (6,103)         (4,274)
   March 31                            (6,231)         (9,692)
   June 30                            (10,073)        (11,894)
                                 ============    ============
                                 $    (23,890)   $    (26,966)
                                 ============    ============

Fiscal 2000
  September 30                   $     (2,814)   $     (1,853)
  December 31                          (5,069)         (7,376)
  March 31                             (1,490)         (5,594)


We experienced growth during fiscal 1997 and earlier years. However, starting in fiscal year 1998, our operating results began to steadily worsen. While the Company substantially reduced the operating loss in the third quarter, IMSI continues to lose money in fiscal year 2000. The trend of continued losses raises the question of our ability to continue as a going concern.

Factors that may cause fluctuations of, or a continuing decline in, operating results in the future include the market factors and competitive factors described at page 23 in our Fiscal 1999 Form 10-K, under "Future Performance and Additional Risk Factors."

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

IMSI is exposed to the impact of interest rate and, to a very minor degree, foreign currency fluctuations. IMSI's objective in managing its exposure to interest rate changes and foreign currency fluctuations is to limit the impact of interest rate changes on earnings and cash flow and to lower its overall borrowing costs. IMSI's major market risk exposure is changing interest rates in the United States, which would change interest expense on our non-revolving, reducing loan. IMSI does not hedge foreign currency risk.

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

On January 14, 2000, Imageline received a $2.6 million arbitration award against IMSI for intellectual property violations. IMSI is appealing the award in the federal district court in Richmond, VA and is also conducting negotiations to settle the award for a lesser amount.

ITEM 2. Changes in Securities and Use of Proceeds

Not Applicable

ITEM 3. Defaults upon Senior Securities

We are in default of our non-revolving reducing loan to Union Bank of California and our subordinated convertible notes to BayStar Capital L.P. and Silicon Valley Bank. See Note 6 to the condensed consolidated financial statements, at page 8 above.

ITEM 4. Submission of Matters to a Vote of Security Holders

Not Applicable

ITEM 5. Other Information

On January 31, 2000, IMSI was delisted form the Nadsaq Small Cap Market. See
Note 11 to the condensed consolidated financial statements, at page 11 above.

ITEM 6. Exhibits and Reports on Form 8-K

Exhibits

        27.1 Financial Data Schedule

No report on Form 8-K was filed during the quarter ended March 31, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 16, 2000             INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.





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