Form 10-K/A
period 1999-06-30
INTERNATIONAL MICROCOMPUTER SOFTWARE INC /CA/
filed 2000-09-13
CIK 814929

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

                                                  CLOSING SALES PRICES

               Fiscal Year 1998                High Bid          Low Asked
                                               --------          ---------
               First Quarter                    $13.63            $ 9.63
               Second Quarter                    18.38             13.00
               Third Quarter                     17.13             12.44
               Fourth Quarter                    18.00             14.00

               Fiscal Year 1999

               First Quarter                     15.13              5.63
               Second Quarter                    10.25              3.63
               Third Quarter                     14.00              8.75
               Fourth Quarter                    11.88              4.79

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

STATEMENT OF OPERATIONS DATA:                   (Amounts in thousands except per share amounts)
Year ended June 30,                    1999            1998           1997          1996           1995
-------------------                    ----            ----           ----          ----           ----
                                                RESTATED(2)
Net Revenues                       $ 37,679        $ 62,065        $41,839       $25,679       $ 20,300

Operating income (loss)             (23,890)             86          4,367         1,801           (370)

Income (loss) before income
taxes and extraordinary item        (25,770)           (673)         4,237         1,539           (424)

Extraordinary item(1)                  (959)             --             --            --             --

Net income (loss)                   (26,966)           (370)         2,597           954           (435)

Net income (loss) Per share:
   Basic                           $  (4.30)       $  (0.07)       $  0.53       $  0.20       $  (0.09)
   Diluted                         $  (4.30)       $  (0.07)       $  0.46       $  0.18       $  (0.09)

Weighted average common
Shares
  Basic                               6,275           5,513          4,946         4,795          4,705
  Diluted                             6,275           5,513          5,682         5,288          4,705

BALANCE SHEET DATA:
As of June 30,                         1999            1998           1997          1996           1995
--------------                         ----            ----           ----          ----           ----
                                                RESTATED(2)
Working capital                    $ (1,227)        $ 6,572        $ 7,334       $ 3,092         $1,967

Total assets                         27,144          35,655         17,573        11,058          7,470

Long term debt and other
Obligations                           6,599           1,682          2,042           565            103

Stockholders' equity               $  1,442         $13,411        $ 7,495       $ 4,522         $3,397

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

                                                             YEAR ENDED JUNE 30,
                                 ----------------------------------------------------------------------------
                                               1999                            1998                 1997
                                 -----------------------------------     ----------------       -------------
                                                       CHANGE FROM       As restated
                                                      PREVIOUS YEAR
                                                     ---------------
                                    $       %           $        %            $        %           $       %
                                 -------   ---       -------    ----       -------    ---       -------   ---
Precision design                 $13,168    35%     $ (2,490)    -16%      $15,658     25%      $11,302    27%
Graphic design                    12,928    34%       (5,983)    -32%       18,911     31%       19,461    47%
Business applications              8,013    21%         (968)    -11%        8,981     14%        2,558     6%
Utilities                          3,921    11%       (7,838)    -67%       11,759     19%        4,816    12%
Other products                     2,511     7%       (5,649)    -69%        8,160     13%        4,656    10%
Increase in sales reserves        (2,862)   -8%       (1,458)   -104%       (1,404)    -2%         (954)   -2%
                                 -------   ---      --------    ----       -------    ---       -------   ---
Total net revenues               $37,679   100%     $(24,386)    -39%      $62,065    100%      $41,839   100%
                                 =======   ===      ========    ====       =======    ===       =======   ===

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

On September 27, 1999, TechData notified us that it would terminate its distribution agreement with us within 60 days as a result of a disagreement over payment terms. Although TechData was one of our largest distributors, we anticipate only a minimal impact on future sales because other distributors assumed substantially all of the accounts previously serviced by TechData.

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

On December 31, 1999, IMSI wrote down the entire inventory returned to IMSI by TechData, which had been valued at $25,010, to zero.

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

The following table details our allowances for rebates, sales returns and price discounts for the periods presented (in thousands):

                             Rebates       Returns        Discount       Total
                             -------       --------       --------      --------
Reserve balance 6/30/96      $    --       $  1,049       $   101       $  1,150
Additions to reserve              --          4,681         1,899          6,580
Charges                           --         (4,141)       (1,454)        (5,595)
                             -------       --------       -------       --------
Reserve balance 6/30/97           --          1,589           546          2,135

Additions to reserve              --          9,355         2,050         11,405
Charges                           --         (7,946)       (2,313)       (10,259)
                             -------       --------       -------       --------
Reserve balance 6/30/98           --          2,998           283          3,281

Additions to reserve           2,474         17,714         6,146         26,334
Charges                       (2,376)       (15,463)       (5,610)       (23,449)
                             -------       --------       -------       --------
Reserve balance 6/30/99      $    98       $  5,249       $   819       $  6,166
                             =======       ========       =======       ========

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

     (in thousands)               1999          1998 (as restated)         1997
                             ----------------   ------------------   ----------------
                             Amount      %      Amount       %       Amount       %
                             -------    -----   --------    ------   -------    -----
     Gross Revenues          $64,013    100.0%   $73,470    100.0%   $48,419    100.0%

     Additions to
     Reserves for:
         Returns              17,714     27.7%     9,355     12.7%     4,681      9.7%
         Price discounts       6,146      9.6%     2,050      2.8%     1,899      3.9%
         Rebates               2,474      3.9%        --       --         --       --
                             -------    -----    -------    -----    -------    -----
                             $26,334     41.2%   $11,405     15.5%   $ 6,580     13.6%
                             -------    -----    -------    -----    -------    -----
     Net Revenues            $37,679     58.8%   $62,065     84.5%   $41,839     86.4%
                             =======    =====    =======    =====    =======    =====

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

At the end of each quarter, IMSI performs a physical inventory, evaluates this inventory for impairment, and records the value of inventory, including any returned products from both foreign and domestic distributors, at the lower of cost or market. While IMSI believes there is a market for both core and non-core products, it has reduced the carrying value of non-core products as a result of its decision to focus solely on core products and discontinue supporting non-core products.

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

The fair value of furniture, fixtures, equipment and leasehold improvements not associated with specific product lines was based on current market prices for used equipment and furniture, less disposal costs. The fair value of the intangible assets associated with the non-core product lines held for sale, including EZ Language and business utility product lines, was determined from pending discussions with potential purchasers of these product lines.

The following table summarizes these restructuring costs by segment:

(in thousands)                                       COST OF GOODS SOLD OPERATING EXPENSE
                                               North                   North
                                               America        UK       America     UK    Total
                                               ------         ---      ------      ----  ------
Write down of inventory of non-core products   $2,096         $88                        $2,184
Write down of intangibles associated with
Non-core products, total:
   License Fees                                   217                                       217
   Goodwill                                                                 5                 5
   Prepaid Royalties                              143                                       143
   Capitalized Software                           159                                       159
Write down of furniture, fixtures,
equipment and leasehold improvements:
   Novato -
      Computers and peripherals                                           150               150
      Tenant improvements                                                 139               139
      Furniture and fixtures                                              109               109
   Vacaville & Albuquerque -
      Furniture and fixtures                                               25                25
   U.K. -
      Furniture and fixtures                                                         41      41
Abandoned leases and associated costs:
   Novato -
      Rent                                                                180               180
      Broker's fee                                                         65                65
      Excess furniture lease                                               14                14
      Additional walls and doors                                           29                29
      Miscellaneous charges                                                 3                 3
   Vacaville warehouse  -
      Rent                                        249                                       249
      Broker's fee                                                        103               103
   Albuquerque tech support facility                                      110               110
   U.K. -
      Rent                                                                            6       6
      Labor cost for shutdown of office                                              19      19
Warehouse transition costs                        284                                       284
Personnel reduction and severance costs:
   U.S.                                            35                     470               505
   U.K.                                                                              41      41
                                               ------         ---      ------      ----  ------
                                               $3,183         $88      $1,402      $107  $4,780
                                               ======         ===      ======      ====  ======

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

Non-core products include current and previous versions of:

3D Artist                 Graphics Converter    People Scheduler     VoiceDirect
CD Copier                 Hijaak                Solid Modeler
Conversational Skills     Lumiere               TurboSketch
Cookbook                  MapLinx               UpdateNow
E-mail animator           MasterPublisher       MasterPhotos
EZ Language               Mouse                 WebArt
Family Home CollectioN    MultiMedia Fusion     Web Business Builder
Flow                      Net Accelerator       WinDelete
FormTool                  Org Plus              Year 2000

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

                                                  Write down in
                                                   connection     Adjusted cost
                                 Cost basis           with          basis at
                              at June 30, 1999    restructuring   June 30, 1999
                              ----------------    -------------   -------------
Inventory                          $3,263            $2,184          $1,079
License fees                          217               217               0
Goodwill                                5                 5               0
Prepaid royalties                     224               143              81
Capitalized software                  336               159             177
                                   ------            ------          ------
                                   $4,045            $2,708          $1,160
                                   ------            ------          ------

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

Warehouse transition costs. As we make the transition to outsourcing of our warehouse, fulfillment, and shipping functions, we included warehouse transition costs of $284,000 in the restructuring charge. We estimated that our warehouse would remain open for four months during the transition and that 50% of the operating expenses were associated with shutting down the facility. We accrued 50% of the cost of operating the warehouse for this four-month period as an operating expense and will recognize the remaining costs (those that benefit the future period) as cost of sales.

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

As a result of the restructuring, IMSI expects reduced future costs and reduced future revenues. IMSI expects to reduce payroll costs by approximately $266,000 per month and expects to reduce rent costs by approximately $71,000 per month as a result of the its warehouse closing, the closing of its U.K. office, and the subleasing of half of its headquarters office space, and corresponding reduction in employees. Due to the write off of approximately $464,000 in furniture and equipment assets, depreciable over 3 to 5 years, future periods will be relieved of this depreciation charge. IMSI expects revenues to decline substantially because it is marketing and selling fewer products and the demand for current products is declining. The following table details the classification of cash and non-cash amounts.

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

On May 4, 1998 IMSI entered into a line of credit agreement with Union Bank under which it could borrow the lesser of $13,500,000 or 80% of eligible accounts receivable, at Union Bank's reference rate plus 1/2 % or LIBOR plus 2 %, at IMSI's option. We borrowed up to approximately $10.0 million under the line of credit agreement . Union Bank also provided a $1.5 million term loan at the same interest rate. The line of credit was to expire on October 31, 1999 and the repayment of the term loan was due by the same date.

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

                              FISCAL 1999              FISCAL 1998 (RESTATED)
                       --------------------------    --------------------------
QUARTER ENDING           OPERATING     NET INCOME      OPERATING     NET INCOME
                       INCOME (LOSS)     (LOSS)      INCOME (LOSS)     (LOSS)
                       -------------   ----------    -------------   ----------
September 30             $ (1,719)      $ (1,106)      $(4,668)       $(3,114)
December 31                (6,033)        (4,274)         2,140          1,220
March 31                   (6,231)       (10,739)         1,894          1,000
June 30                    (9,907)       (10,847)           720            524
                         --------       --------       --------       --------
                         $(23,890)      $(26,966)      $     86       $   (370)
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

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

The names of all members of the Board of Directors of IMSI, and information about them as of October 1, 1999 are set forth below:

NAME                              AGE      OCCUPATION                    SINCE
William H. Lane III(1)(2)         61       Former Vice President,        1999
                                           Chief Financial Officer,
                                           Secretary and Treasurer of
                                           Intuit, Inc.
Abe Ostrovsky(1)(2)               56       Chairman of JetForm           1998
                                           Corporation
Martin Sacks                      39       Chairman of the Board of      1988
                                           the Company
Costa John                        43       President, Chief Executive    1999
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

                           SUMMARY COMPENSATION TABLE

                                                                                             LONG-TERM
                                                                                            COMPENSATION
                                                                                               AWARDS
                                           ANNUAL COMPENSATION                           ------------------
NAME AND                                  -----------------------      OTHER ANNUAL         SECURITIES
PRINCIPAL POSITIONS         FISCAL YEAR   SALARY($)(1)   BONUS($)   COMPENSATION($)(2)   UNDERLYING OPTIONS
-------------------         -----------   ------------   --------   ------------------   ------------------
Costa John(3)                  1999          66,667            0              0                 --
President, Chief
Executive Officer, and
Chief Financial Officer

Martin Sacks                   1999         220,000        9,706          5,141                 --
Chairman of the Board(4)       1998         200,000       48,137          7,346             50,000
                               1997         200,000       22,500          5,249                 --

Geoffrey B. Koblick            1999         200,000        9,706          7,252                 --
Consultant(5)                  1998         176,667       38,937          6,256             45,000
                               1997         160,000       16,000          5,249

Robert Mayer                   1999         180,000        4,171          7,367
Executive Vice President       1998         143,387       59,864          7,603             30,000
of Worldwide Sales             1997         138,000        8,511          5,249                 --

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

                        OPTION GRANTS IN LAST FISCAL YEAR

                        INDIVIDUAL GRANTS
                        -----------------
                                                                                            RATES OF
                                                                                           STOCK PRICE
                                                                                           APPRECIATION
                                           % OF TOTAL       EXERCISE                    FOR OPTION TERM(4)
                                         OPTIONS GRANTED       OR                       ------------------
                            OPTIONS       TO EMPLOYEES     BASE PRICE    EXPIRATION
NAME                       GRANTED(1)   IN FISCAL YEAR(2)  ($/SHR)(3)      DATE         5%($)     10%($)
----                       ----------   -----------------  ----------    ----------     -----     ------
Costa John                   60,000            8%            12.13         2/1/09      457,800   1,074,000
Martin Sacks                100,000           14%             6.50        10/6/08      408,000   1,036,000
Geoffrey B. Koblick          90,000           13%             6.50        10/6/08      368,100     932,400
Robert Mayer                 80,000           11%             6.50        10/6/08      327,200     828,800

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

             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                            FY-END OPTION/SAR VALUES

                                               NUMBER OF UNEXERCISED       VALUE OF UNEXERCISED
                                                    OPTIONS/SARs           IN-THE-MONEY OPTIONS
                                                  AT JUNE 30, 1999         AT JUNE 30, 1999($)
                                  VALUE
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

NAME AND ADDRESS
OF BENEFICIAL OWNER                    SHARES BENEFICIALLY OWNED(1)    PERCENTAGE OF CLASS(1)
-------------------                    ----------------------------    ----------------------
BayStar Capital, L.P.(2)                          908,362                       11.45%
Martin Sacks(3)                                   554,133                         7.6%
Geoffrey Koblick(4)                               526,350                         7.3%
Robert Mayer(5)                                   475,694                         6.7%
Capital Ventures International                    437,637                         5.9%
Charles Federman(6)                                53,750                            *
All directors and executive officers
as a group (8 persons)(7)                       1,086,822                        14.7%

------------------------
* Less than one percent of the Company's outstanding common stock.

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

We conducted our audits in accordance with audit standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of International Microcomputer Software, Inc. and subsidiaries as of June 30, 1998 and the results of their operations and their cash flows for the fiscal years ended June 30, 1998 and 1997 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the years ended June 30, 1998 and 1997, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 16, the accompanying consolidated financial statements as of and for the fiscal year ended June 30, 1998 have been restated.


/s/ DELOITTE & TOUCHE LLP
-------------------------

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

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Microcomputer Software, Inc. and subsidiaries as of June 30, 1999, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II as listed in the Index at Item 14(a) 2 for the year ended June 30, 1999. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

As discussed in the last paragraph of Note 7, the Company has restated its 1999 financial statements.

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



/s/GRANT THORNTON LLP
---------------------

San Francisco, California
October 22, 1999 (except for the last paragraph of Note 7 as to which the date is September 8, 2000)

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 1999 AND 1998
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                     1999          1998
                                                                     ----          ----
                                                                 Restated      Restated
ASSETS
Current assets:
  Cash and cash equivalents                                      $  3,681      $  2,093
  Receivables, less allowances for doubtful
    accounts, discounts and returns of $7,445 and $4,081            4,933        13,299
  Inventories                                                       2,895         6,549
  Prepaid royalties and licenses                                    1,858         2,517
  Income tax receivable                                             3,751            --
  Deferred taxes                                                       --         1,917
  Other current assets                                                758           759
                                                                 --------      --------
      Total current assets                                         17,876        27,134

Furniture and equipment                                             3,632         3,430
Deferred tax assets                                                   465         2,676
Capitalized software development costs                              2,856         2,101
Other assets                                                        2,315           314
                                                                 --------      --------
       Total assets                                              $ 27,144      $ 35,655
                                                                 ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long term debt                             $  7,110      $ 10,224
   Trade accounts payable                                           2,256         5,916
   Accrued and other liabilities                                    5,119         4,015
   Accrued restructuring charges                                    1,440            --
   Deferred revenue                                                 3,178           407
                                                                 --------      --------
     Total current liabilities                                   $ 19,103      $ 20,562

Long term debt and other obligations                                6,599         1,682
                                                                 --------      --------
      Total liabilities                                          $ 25,702      $ 22,244

Commitments and contingencies                                          --            --

Shareholders' equity:
   Common stock, no par value; 300,000,000 authorized;
       Issued and outstanding 7,014,078 and 5,684,179 shares       27,526        12,718
   Retained earnings (Accumulated deficit)                        (25,963)        1,003
   Accumulated other comprehensive income (loss)                      129           (25)
   Notes receivable from shareholders                                (250)         (285)
                                                                 --------      --------
      Total shareholders' equity                                    1,442        13,411
                                                                 --------      --------
           Total liabilities and shareholders' equity            $ 27,144      $ 35,655
                                                                 ========      ========

                 See Notes to Consolidated Financial Statements

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS YEARS
                     ENDED JUNE 30, 1999, 1998 AND 1997 (IN
                      THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                1999          1998         1997
                                            --------      --------      -------
                                            Restated      Restated
Net revenues                                $ 37,679      $ 62,065      $41,839
Product costs                                 25,424        23,382       16,893
                                            --------      --------      -------
Gross margin                                  12,255        38,683       24,946
                                            --------      --------      -------

Costs and expenses:
   Sales and marketing                        18,387        18,611       12,026
   General and administrative                  8,181         5,005        3,988
   Research and development                    8,069         8,614        4,565
   Restructuring charge                        1,508            --           --
   Write off purchased in process
     research and development                     --         6,367           --
                                            --------      --------      -------
   Total operating expenses                   36,145        38,597       20,579
                                            --------      --------      -------

Operating income (loss)                      (23,890)           86        4,367

Interest and other expense, net                1,880           759          130
                                            --------      --------      -------

Income (loss) before income taxes and
   extraordinary item                        (25,770)         (673)       4,237

Income tax provision (benefit)                   237          (303)       1,640
                                            --------      --------      -------

Income (loss) before extraordinary item      (26,007)     $   (370)     $ 2,597

Extraordinary loss on extinguishment
   of debt                                      (959)           --           --
                                            --------      --------      -------
Net income (loss)                           $(26,966)     $   (370)     $ 2,597
                                            ========      ========      =======

Basic income (loss) per share               $  (4.30)     $  (0.07)     $  0.53

Diluted income (loss) per share             $  (4.30)     $  (0.07)     $  0.46

Shares used in calculating:
     Basic income (loss) per share             6,275         5,513        4,946
     Diluted income (loss) per share           6,275         5,513        5,682

                 See Notes to Consolidated Financial Statements

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
           YEARS ENDED JUNE 30, 1999 AS RESTATED, 1998 AS RESTATED AND
                  1997 (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)

                                                                                                         Comprehensive
                                                                   Retained     Accumulated                  Notes
                                                Common Stock       Earnings        Other                  Receivable
                                                ------------      Accumulated  Comprehensive    Income       from
                                              Shares     Amount    Deficit)    Income (Loss)    (Loss)    Shareholders    Total
                                             ---------  --------   --------    -------------   --------   ------------   --------
Balance at July 1, 1996                      4,834,689  $  5,973   $ (1,224)       $  66                     $(293)      $  4,522
Issuance of common stock under                 294,070       480                                                              480
  stock bonus and option plans
Net income                                                            2,597                    $  2,597                     2,597
Foreign currency translation                                                        (112)          (112)                     (112)
                                                                                               --------
Comprehensive income                                                                           $  2,485
                                                                                               ========
Payment of note receivable                                                                                       8              8
                                             ---------  --------   --------        -----                     -----       --------
Balance at June 30, 1997                     5,128,759     6,453      1,373          (46)                     (285)         7,495
Issuance of common stock under
  stock bonus and option plans
  and for exercise of warrant                  189,400       623                                                              623
Issuance of common stock
    - Corel                                    346,020     5,000                                                            5,000
    - MediaPaq                                  20,000       240                                                              240
Deferred compensation                                         30                                                               30
amortization
Tax benefit from exercise of
  stock options                                              372                                                              372
Net loss, as restated                                                  (370)                   $   (370)                     (370)
Foreign currency translation
  adjustment                                                                          21             21                        21
                                             ---------  --------   --------        -----       --------      -----       --------
Comprehensive loss                                                                             $   (349)
                                                                                               ========

Balance at June 30, 1998, as restated        5,684,179    12,718      1,003          (25)                     (285)        13,411
Issuance of common stock under
  stock bonus and option plans                 163,365       960                                                              960
Issuance of common stock related to:
   - Acquisitions                              194,508     1,107                                                            1,107
   - Settlement of debt                        503,913     5,696                                                            5,696
   - Zedcor agreement                           50,476       311                                                              311
   - Capital Ventures agreement                437,637     5,000                                                            5,000
Value attributed to warrants:                                776                                                              776
   - Silicon Valley Bank
   - Baystar Capital, L.P.                                 1,162                                                            1,162
Common stock received in satisfaction
  of receivable                                (20,000)     (320)                                                            (320)
Forgiveness of notes receivable from
  shareholder                                                                                                   35             35
Deferred compensation amortization                           116                                                              116
Net loss                                                            (26,966)                   $(26,966)                  (26,966)
Foreign currency translation adjustment                                              154            154                       154
                                                                                               --------
Comprehensive Loss                                                                             $(26,812)
                                                                                               ========
Balance at June 30, 1999                     7,014,078  $ 27,526   $(25,963)       $ 129                     $(250)      $  1,442
                                             =========  ========   ========        =====                     =====       ========

                 See Notes to Consolidated Financial Statements

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED JUNE 30, 1999, 1998 AND 1997
                                 (IN THOUSANDS)


                                                                               1999           1998          1997
                                                                             --------       --------       -------
                                                                             Restated       RESTATED
Cash flows from operating activities:
   Net income (loss)                                                         $(26,966)      $   (370)      $ 2,597
   Adjustments to reconcile net income (loss) to net
      cash used by operating activities
         Depreciation and amortization                                          4,308          4,147         2,098
         Amortization of deferred compensation                                    116            402            --
         Amortization of warrants                                                 237             --            --
         Bad debt reserve                                                         479             (8)          656
         Returns reserve                                                        2,251          1,409           540
         Rebates reserve                                                           98              0             0
         Price discounts reserve                                                  536           (263)          445
         Provision for inventory obsolescence                                     238            472           (37)
         Deferred taxes                                                         4,128         (2,855)         (602)
         Forgiveness of notes receivable from shareholders                         35             --             8
         Loss on disposal of fixed assets                                         232             --            --
         Write-off of purchased in-process research and development                --          6,367            --
         Restructuring charges                                                  3,167             --            --
         Foreign currency translation                                             235            153           (34)
         Charge related to stock issued at discount                               918             --            --
         Changes in assets and liabilities:
              Receivables                                                       4,568         (6,581)       (5.055)
              Inventories                                                       1,232         (3,533)         (897)
              Prepaid royalties and licenses                                      196         (3,277)       (1,779)
              Income taxes receivable                                          (3,751)            --            --
              Other current assets                                                 51           (281)           (8)
              Trade accounts payable                                             (422)           943         1,424
              Accrued and other liabilities                                     1,162          1,289           244
              Accrued restructuring charges                                     1,440
              Deferred revenue                                                  2,771            407            --
                                                                             --------       --------       -------
   Net cash used by operating activities                                       (2,741)        (1,579)         (400)
                                                                             --------       --------       -------

Cash flows from investing activities:
   Purchase of equipment                                                       (1,190)        (1,026)         (323)
   Acquisitions of software development                                        (2,171)        (2,708)          (44)
      costs and in-process technologies
   Purchase of goodwill, trademark and brand                                   (2,404)            --            --
   Other                                                                           36           (170)           --
                                                                             --------       --------       -------
   Net cash used by investing activities                                       (5,729)        (3,904)         (367)
                                                                             --------       --------       -------

Cash flows from financing activities:
   Credit line borrowings                                                       2,025         16,358         4,869
   Credit line repayments                                                      (4,573)        (8,410)       (4,869)
   Borrowings (repayments) under term loans - net                               7,496         (1,282)        1,476
   Capital lease and other obligations repayment - net                           (992)          (611)         (373)
   Proceeds from issuance of common stock                                       6,183            526           481
                                                                             --------       --------       -------
   Net cash provided by financing activities                                   10,139          6,581         1,584

Effect of exchange rate change on cash and cash equivalents                       (81)          (131)          (78)
                                                                             --------       --------       -------
Net increase in cash and cash equivalents                                       1,588            967           739
Cash and cash equivalents at beginning of year                                  2,093          1,126           387
                                                                             --------       --------       -------
Cash and cash equivalents at end of the year                                 $  3,681       $  2,093       $ 1,126
                                                                             ========       ========       =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                                $  1,584       $    552       $   178
Income taxes paid                                                            $    308       $  2,592       $ 1,910

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING AND INVESTING ACTIVITIES
Equipment acquired through capital lease obligations                         $    984       $  1,462       $   768
Common stock received in satisfaction of receivable                               320             --            --
Repayment of payables and accrued and other liabilities
   with IMSI common stock                                                       3,090             --            --
Repayment of term loans with IMSI common stock                                  2,606             --            --
Acquisition of technology and assets in exchange for:
   Long term debt                                                                  --            300            --
   Trade payables                                                                  --            383            --
   Notes payable                                                                4,030          1,034            --
   Common stock                                                                 1,107          5,240            --

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

The fair value of furniture, fixtures, equipment and leasehold improvements not associated with specific product lines was based on current market prices for used equipment and furniture, less disposal costs. The fair value of the intangible assets associated with the non-core product lines held for sale, including EZ Language and business utility product lines, was determined from pending discussions with potential purchasers of these product lines.

The following table details the restructuring charge by segment and the components that comprise the operating expense and costs of goods sold. For a complete description of the items in the table, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(in thousands)                           COST OF GOODS SOLD OPERATING EXPENSE
                                          North                North
                                         America        UK    America      UK      Total
                                         -------------------------------------------------
Write down of inventory of non-core        $2,096       $88                        $2,184
products
Write down of intangibles associated with
non-core products, total:
   License Fees                               217                                     217
   Goodwill                                                           5                 5
   Prepaid Royalties                          143                                     143
   Capitalized Software                       159                                     159
Write down of furniture, fixtures,
equipment and leasehold improvements:
   Novato -
      Computers and peripherals                                     150               150
      Tenant improvements                                           139               139
      Furniture and fixtures                                        109               109
   Vacaville & Albuquerque -
      Furniture and fixtures                                         25                25
   U.K. -
      Furniture and fixtures                                                   41      41
Abandoned leases and associated costs:
   Novato -
      Rent                                                          180               180
      Broker's fee                                                   65                65
      Excess furniture lease                                         14                14
      Additional walls and doors                                     29                29
      Miscellaneous charges                                           3                 3
   Vacaville warehouse -
      Rent                                    249                                     249
      Broker's fee                                                  103               103
   Albuquerque tech support facility                                110               110
   U.K. -
      Rent                                                                      6       6
      Labor cost for shutdown of office                                        19      19
Warehouse transition costs                    284                                     284
Personnel reduction and severance costs:
   U.S.                                        35                   470               505
   U.K.                                                                        41      41
                                         -------------------------------------------------
                                           $3,183       $88      $1,402      $107  $4,780

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

The following chart summarizes the cash and non-cash portions of the restructuring charge (in thousands):

                                                    Cash      Non-Cash     Total
Write down of inventory for non-core products      $   --      $2,096      $2,096
Write down of furniture, fixtures, equipment           --         423         423
and leasehold improvements
Write down of intangibles associated with              --         525         525
non-core products
Abandoned leases and associated costs                 753          --         753
Warehouse transition costs                            284          --         284
Personnel reduction and severance costs               469          35         504
                                                   ------      ------      ------
     U.S. Segment Subtotal                          1,506       3,079       4,585
                                                   ------      ------      ------

Foreign                                               107          88         195
                                                   ------      ------      ------
     Total restructuring charge:                   $1,613      $3,167      $4,780
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
                                                                      ----------
                                                                      $3,500,000
                                                                      ==========

Pro forma results of operations for fiscal 1998 (as restated), assuming that the Zedcor acquisition occurred at the beginning of each year would be as follows (in thousands except per share amounts). Pro forma results for fiscal 1999 would not be materially different from those reported and are not presented:

                                             1998 (Unaudited)
                                             ----
    Revenues                                $62,988

    Income (loss) before taxes                 (978)

    Net income (loss)                          (538)

    Diluted earnings (loss) per share       $ (0.10)

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

In January 1999, IMSI and TLC agreed to amend the terms of the Org Plus agreement to allow IMSI to settle the $1.8 million cash obligation by the issuance of 200,000 shares of IMSI common stock. The January Fee Agreement required IMSI to file a registration statement by February 28, 1999, but it did not specify a remedy if IMSI failed to do so.

In April 1999, IMSI agreed that if TLC sells any shares within 30 days following the effectiveness of a registration statement covering the 200,000 shares, IMSI will pay TLC the difference between the sales price and $8.50 per share, such payment to be made either in cash, or by issuing additional shares based on the average share price during the thirty day price protection period, at IMSI's option. This April amendment required IMSI to file a registration statement by May 15, 1999 and to use its "best efforts" to have the registration statement declared effective by July 31, 1999. The April Amendment did not specify any remedy if IMSI did not file the registration statement or have it declared effective by the respective dates.

Based on the June 30, 1999 share price, IMSI was contingently liable to pay TLC $725,000 under the April Amendment protection clause. IMSI filed a registration statement on June 8, 1999 for the 200,000 shares, but that registration statement is not yet effective.
 .


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

COMPONENTS OF PURCHASE PRICES FOR ACQUISITIONS

                         NUMBER OF
                         SHARES OF   VALUE OF                           ASSUMPTION    AGGREGATE
                          COMMON      COMMON      NOTES                   OF NET      PURCHASE
SELLER                     STOCK      STOCK      PAYABLE      CASH      LIABILITIES    PRICE
------                     -----      -----      -------      ----      -----------    -----
Quarterdeck.........           --   $       --   $     --  $1,000,000     $     --   $1,000,000
MapLinx.............           --           --    233,500     233,500      383,000      850,000
MediaPaq............       20,000      240,000         --          --      160,000      400,000
Corel...............      346,020    5,000,000    640,000          --           --    5,640,000
                          -------   ----------   --------  ----------     --------   ----------
                          366,020   $5,240,000   $873,500  $1,233,500     $543,000   $7,890,000
                          =======   ==========   ========  ==========     ========   ==========

ALLOCATION OF AGGREGATE PURCHASE PRICES OF ACQUISITIONS

                         PURCHASED IN-PROCESS
                             RESEARCH AND
SELLER                        DEVELOPMENT       CAPITALIZED SOFTWARE    GOODWILL
                         --------------------   --------------------    -------
Quarterdeck..........         $  517,000             $  483,000         $    --
MapLinx..............            506,000                331,000          13,000
MediaPaq.............            300,000                100,000              --
Corel................          5,044,000                517,000          79,000
                              ----------             ----------         -------
                              $6,367,000             $1,431,000         $92,000
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

4. AMENDED BANK LINE OF CREDIT AND TERM LOAN

On May 4, 1998 IMSI entered into a line of credit agreement with Union Bank of California ("Union") under which it could borrow the lesser of $13.5 million or 80% of eligible accounts receivable, at Union's reference rate plus 1/2 % or LIBOR plus 2 %, at IMSI's option. We borrowed up to approximately $10.0 million under the line of credit agreement. Union also provided IMSI a $1.5 million term loan at the same interest rate. The line of credit was to expire on October 31, 1999 and the repayment of the term loan was due on the same date. Due to IMSI's defaults under the agreements, the line of credit was revised as of September 24, 1998 to a non-revolving, reducing loan with no further borrowings available. The interest rate was set at Union's reference rate plus 3%. The amended loan agreements require IMSI to comply with certain financial covenants including maintenance of net worth and working capital requirements. The revised loans were due on September 30, 1999. Under the terms of the agreements, all assets not subject to liens of other financial institutions have been pledged as collateral against the loans.

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

                                                                     Face         Difference
                              Number of    Closing    Closing       Value of          in
                            Shares Issued   Price      Value          Debt          Values
                            -------------  -------   ----------    ----------     ----------
Zedcor Fee Agreement           150,321     $11.44     $1,720,000    $1,503,000      $217,000
Garay Fee Agreement             11,112      10.25        114,000       100,000        14,000
TLC Fee Agreement              200,000      12.00      2,400,000     1,800,000       600,000
Greentree Fee Agreement         18,053      11.00        199,000       150,000        49,000
Homestyles Agreement            10,000      10.25        103,000        90,000        13,000
Minnevich Agreement              5,000      10.25         51,000        45,000         6,000
Gateway Agreement                8,000      11.44         91,000        72,000        19,000
Spatial Agreement                5,000      11.25         56,000        45,000        11,000
StarBase Agreement              10,750      10.25        110,000       121,000       (11,000)
Americ Disc Agreement           63,987      10.94        700,000       700,000             0
Software Syndicate              21,690       7.00        152,000       152,000             0
                               -------                ----------    ----------      --------
                  Total:       503,913                $5,696,000    $4,778,000      $918,000
                               =======                ==========    ==========      ========

Cost of registration/issuance                                                         41,000
                                                                                    ---------
Total extraordinary charge                                                          $959,000
                                                                                    ========

IMSI had originally determined that the extraordinary charge related to the extinguishment of debt amounted to $1,398,000. This amount was reduced to $959,000 after IMSI reviewed the calculation of the loss associated with the Zedcor Fee Agreement. The 1999 financial statements reflect the reduction of the extraordinary loss to $959,000.

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

The following table details segment information as of and for the years ended June 30 as follows (in thousands):

                                            North                                       Rest of    Elimin-
                                           America       UK       Germany   Australia    World      ations      Total
                                           --------    -------    -------   ---------   -------    --------    -------
Fiscal year 1999:
Net Revenues - external customers          $ 25,249    $ 3,188    $ 4,199    $ 2,471    $ 2,572                $37,679
             - inter-segment                  2,736         --         --         --         --      (2,736)        --
Operating Income (loss)                     (23,259)        42     (1,152)       414         65                (23,890)
Interest and other expense, net              (1,900)         0          1          6         13                 (1,880)
Identifiable assets                          22,446        827      1,757      1,038      1,076                 27,144
Depreciation and amortization expense         4,133         62         72         23         18                  4,308
Income tax expense (benefit)                    (22)       113          0         34         68                    237
Extraordinary item                             (959)        --         --         --         --                   (959)
Net Income (loss)                           (26,027)       (71)    (1,151)       386       (103)               (26,966)

Fiscal year 1998:
Net Revenues - external customers            43,593      5,193      7,195      3,585      2,499                 62,065
             - inter-segment                  5,294         --         --         --         --      (5,294)        --
Operating Income (loss)                      (5,444)     1,585      1,742      1,498        705                     86
Interest income (expense)                      (766)       (15)        12          3          7                   (759)
Identifiable assets                          29,435      1,224      2,787      1,453        756                 35,655
Depreciation and amortization expense         3,979         77         46         27         18                  4,147
Income tax expense (benefit)                   (334)         0          0         31          0                   (303)
Net Income (loss)                            (5,812)     1,551      1,754      1,465        672                   (370)

Fiscal year 1997:
Net Revenues - external customers            27,632      3,923      5,724      2,685      1,875                 41,839
             - inter-segment                  6,991                                                  (6,991)
Operating Income (loss)                       3,570       (354)     1,474       (310)       (13)                 4,367
Interest income (loss)                         (130)        (5)         0          3          2                   (130)
Identifiable assets                          12,799      1,280      1,334      1,147      1,013                 17,573
Depreciation and amortization expense         1,974         61         21         26         16                  2,098
Income tax expense (benefit)                  1,609          0          0         31          0                  1,640
Net Income (loss)                          $  2,033    $  (411)   $ 1,473    $  (420)   $   (78)              $  2,597

Each segment generates revenues from all of our product categories. Revenues by categories are as follows (in thousands):

                                      1999              1998              1997
                                 --------------     -------------     -------------
                                    $        %         $       %         $       %
                                 -------    ---     -------   ---     -------   ---
Precision design                 $13,168     35%    $15,658    25%    $11,302    27%
Graphic design                    12,928     34%     18,911    31%     19,461    47%
Business applications              8,013     21%      8,981    14%      2,558    6%
Utilities                          3,921     11%     11,759    19%      4,816    12%
Other products                     2,511      7%      8,160    13%      4,656    10%
Increase in sales reserves        (2,862)    -8%     (1,404)   -2%       (954)   -2%
                                 -------    ---     -------   ---     -------   ---
Total net revenues               $37,679    100%    $62,065   100%    $41,839   100%
                                 =======    ===     =======   ===     =======   ===

9. INVENTORIES

At June 30, inventories consist of (in thousands):

                                            1998           1999
                                            ----           ----
            Raw materials                  $ 2,343        $2,882
            Finished goods                   3,897         4,282
                                           -------        ------
                                             6,240         7,164
            Reserves for obsolescence       (3,345)         (615)
                                           -------        ------
                                           $ 2,895        $6,549
                                           =======        ======

As of June 30, 1999, IMSI's inventory reserves for obsolescence included charges of $2,184,000 related to the Company's restructuring and its plan to divest non-core product lines in order to focus on a limited number of core product lines.

10.  FURNITURE AND EQUIPMENT

At June 30, furniture and equipment consist of (in thousands):

                                             1999          1998
                                             ----          ----
            Computer and office equipment   $ 5,575       $ 4,965
            Software                            944           701
                                            -------       -------
                                              6,519         5,666
            Accumulated depreciation         (2,887)       (2,236)
                                            -------       -------
                                            $ 3,632       $ 3,430
                                            =======       =======

11.  INCOME TAXES

The provision (benefit) for taxes on income for the years ended June 30, 1999, 1998, and 1997 was comprised of the following (in thousands):

                                     1999        1998        1997
                                     ----        ----        ----
    Current:
                 Federal            $(3,990)    $ 2,065     $1,778
                 State                    0         397        324
                 Foreign                215         211        140
                                    -------     -------     ------
                                     (3,775)      2,673      2,242
                                    -------     -------     ------
    Deferred
                 Federal              3,565      (2,424)      (285)
                 State                  447        (431)       (63)
                 Foreign                  0        (121)      (254)
                                    -------     -------     ------
                                      4,012      (2,976)      (602)
                                    -------     -------     ------
    Total tax provision (benefit)   $   237     $  (303)    $1,640
                                    =======     =======     ======

Deferred tax balances consisted of the following (in thousands):

                                                               June 30,
                                                          1999          1998
                                                        --------       -------
Current assets
       Allowance for doubtful accounts and returns      $  2,125       $ 1,362
       Accrued vacation and other liabilities                 97           293
       Inventory reserve                                     386           192
       Foreign reserves and other                             --           157
       Accrued restructuring costs                           574            --
       Research and development credit                        95            --
                                                        --------       -------
                                                           3,277         2,004
Noncurrent assets
       Package design costs                                  154           176
       NOL carryforward                                    4,396            58
       Purchased intangibles                               3,790         2,596
       Other                                                   0            80
                                                        --------       -------
                                                          11,617         4,914

Valuation allowance                                      (11,126)           --
                                                        --------       -------
Total assets                                                 491         4,914
                                                        --------       -------
Current liabilities                                           --           (87)
Noncurrent liabilities
       Capitalized software development costs                 --            (5)
       Deferred state taxes                                   --          (229)
       Other                                                 (26)           --
                                                        --------       -------
Total liabilities                                            (26)         (321)
                                                        --------       -------
Net deferred tax assets                                 $    465       $ 4,593
                                                        ========       =======

At June 30, 1999, IMSI had an operating loss carryforward of approximately $11,400,000 for federal tax purposes, which expires in various amounts from 2001 to 2019 and related carryforwards for state purposes.

The effective tax rate differs from the federal statutory rate for the years ended June 30 as follows (in thousands):

                                            1999         1998          1997
                                            ----         ----          ----
Federal tax at 34% statutory rate         $ (8,762)      $(229)      $ 1,441

State tax provision, net of
   federal benefit                          (1,504)        (56)          172

Change in valuation allowance               11,126          --          (138)

Cost (benefit) related to offshore
   intellectual property                        --        (335)          335

In-process technology write off,
   nondeductible for tax                        --         102            --

Foreign sales corporation benefit               --          --           (68)

Other                                         (623)        215          (102)
                                          --------       -----       -------
Total income tax provision (benefit)      $    237       $(303)      $ 1,640
                                          ========       =====       =======

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

The weighted average numbers of shares outstanding (denominator) used to calculate basic earnings per share are reconciled to the numbers of shares used in calculating diluted earnings (loss) per share as follows (in thousands):

                                       FOR THE YEARS ENDED JUNE 30,
                                       ----------------------------
                                        1999       1998       1997
                                        ----       ----       ----
Shares used to compute basic EPS        6,275      5,513      4,946
Add effect of dilutive securities:
  Stock options                            --         --        736
                                        -----      -----      -----
Shares used to compute diluted EPS      6,275      5,513      5,682
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

Option activity under the plans is as follows:

                                                                     WEIGHTED
                                                     NUMBER OF       AVERAGE
                                                      SHARES      EXERCISE PRICE
Outstanding, July 1, 1997                            1,323,662        $ 3.19
Granted (weighted average fair value of $5.65)         316,914          7.69
Exercised                                             (133,456)         1.80
Canceled                                              (239,500)         4.21
                                                     ---------        ------
Outstanding, June 30, 1997                           1,267,620          4.27
Granted (weighted average fair value of $7.58)         925,525         13.13
Exercised                                             (171,952)         2.77
Canceled                                              (173,055)        11.39
                                                     ---------        ------
Outstanding, June 30, 1998                           1,848,138          8.18
Granted (weighted average fair value of $5.39)       1,049,825          7.60
Exercised                                             (164,150)         4.92
Canceled                                              (800,556)        10.81
                                                     ---------        ------
Outstanding, June 30, 1999                           1,933,257        $ 7.00
                                                     =========        ======

Additional information regarding options outstanding as of June 30, 1999 is as follows:

                      OPTIONS OUTSTANDING                                   OPTIONS EXERCISABLE
---------------------------------------------------------------------  -----------------------------
                                        WEIGHTED AVG.
                                          REMAINING
RANGE OF                NUMBER           CONTRACTUAL   WEIGHTED AVG.     NUMBER        WEIGHTED AVG.
EXERCISE PRICES       OUTSTANDING         LIFE (YRS)   EXERCISE PRICE  EXERCISABLE     EXERCISE PRICE
$0.11 -   3.56           365,894             4.5          $ 1.92         355,880          $ 1.89
$3.67 -   5.92           271,506             6.9            4.34         199,209            4.21
$5.97 -  12.00         1,048,975             8.9            7.83         125,190            8.75
$12.13 - 18.38           246,882             8.9           14.01           9,859           13.64
                       ---------             ---          ------         -------          ------
                       1,933,257             7.8          $ 7.00         690,138          $ 3.98
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

If the computed fair values of the 1999, 1998 and 1997 awards had been amortized to expense over the vesting period of the awards, pro forma amounts would have been:

                                                                      Restated
                                                    1999                1998            1997
                                                    ----                ----            ----
        Net income (loss)
              As reported                       $(26,966,000)        $  (370,000)    $2,597,000
              Pro forma                          (27,306,000)         (1,839,000)     2,074,000
        Diluted earnings (loss) per share
              As reported                       $      (4.30)        $     (0.07)    $     0.46
              Pro forma                                (4.35)              (0.33)          0.37

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

                                    Capital Lease          Operating
                                     Obligations            Leases
                       Fiscal:
                       2000            $1,018               $1,480
                       2001               674                1,441
                       2002               118                1,374
                       2003                                  1,206
                       2004                                    462
Total minimum lease payments            1,810               $5,963
                                       ------               ======
Less amount representing interest          51
                                       ------
Capital lease obligations               1,759
Less current portion                      960
                                       ------
Long term portion                      $  799
                                       ======

Capital lease obligations consist primarily of borrowings for computer equipment, furniture and fixtures and leasehold improvements. The average term is 3 years. Total rent expense for all operating leases was $1,294,000, $965,000, and $727,000 for the fiscal years ended June 30, 1999, 1998, and 1997 respectively.

15.  LONG-TERM DEBT.

Long-term debt consists of the following (in thousands):

                                                        June 30,
                                                        --------
                                                   1999          1998
                                                  ---------------------
Bank line of credit and term note (Note 4)        $ 6,154      $ 9,448
Subordinated loan facility, net of                  1,896            -
unamortized warrant cost of $604 (Note 5)
Subordinated convertible debt, net of               3,900            -
unamortized warrant cost of $ 1,100 (Note 6)
Various promissory notes from product
acquisitions                                            -          684
Capital leases                                      1,759         1,774
                                                  -------      --------
Total                                              13,709        11,906
Less current portion                                7,110        10,224
                                                  -------      --------
Total long term debt                              $ 6,599      $  1,682
                                                  =======      ========

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

The significant effects of the restatement are as follows (in thousands, except per share data):

                                                      As
                                                      Previously        As
                                                      Reported          Restated
        FOR THE YEAR ENDED JUNE 30, 1998
        Revenues                                      $62,472           $62,065
        Income (loss) before taxes                       (266)             (673)
        Net income (loss)                                (118)             (370)

        Income (loss) per share - basic and diluted   $ (0.02)          $ (0.07)

        AT JUNE 30, 1998

        Deferred revenues                                   0               407
        Retained earnings                             $ 1,255           $ 1,003


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

                                                    Increased
                                                   amortization
                                   Amortization   resulting from      Total
                                  recorded using   revision to     amortization
Quarter ending                      60 months       36 months     after revision
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

                                Revenues               Net Income after          Diluted income (loss)
                                                     extraordinary charge               per share

                                                                                 Diluted income (loss)

 Quarter Ended           As Reported    Restated    As Reported    Restated     As Reported    Restated
    September 30, 1998       $13,360     $13,695      $ (1,214)   $ (1,106)        (0.21)        (0.20)
    December 31, 1998         10,261      10,275        (4,199)     (4,274)        (0.73)        (0.74)
    March 31, 1999             7,281       7,278        (9,692)    (10,739)        (1.52)        (1.68)
    June 30, 1999              6,431       6,431       (12,245)    (10,847)        (1.89)        (1.67)
 Fiscal Year 1999            $37,333     $37,679      $(27,350)   $(26,966)        (4.25)        (4.30)

   September 30, 1997        $12,511     $12,511      $ (3,114)   $ (3,114)        (0.60)        (0.60)
   December 31, 1997          16,380      16,380         1,220       1,220          0.19          0.19
   March 31, 1998             16,671      16,436         1,145       1,000          0.18          0.15
   June 30, 1998              16,910      16,738           631         524          0.21          0.20
 Fiscal year 1998            $62,472     $62,065      $   (118)   $   (370)        (0.02)        (0.07)

   September 30, 1996         $8,112      $7,612          $410        $104        $ 0.07        $ 0.02
   December 31, 1996          11,791      12,040           706         859          0.12          0.15
   March 31, 1997             10,489      10,701           622         752          0.11          0.13

   June 30, 1997              11,447      11,486           859          882            0.16         0.16
                             -------     -------      --------    ---------           -----        -----
 Fiscal year 1997            $41,839     $41,839      $  2,597    $   2,597           $0.46        $0.46
             ====            =======     =======      ========    =========           =====        =====


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

SCHEDULE II

INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
AND SUBSIDIARIES

Valuation and Qualifying Accounts

Years ended June 30, 1999, 1998 and 1997 (in thousands)

                                                             Additions
                                             Balance at      charged to
                                             beginning of    costs and                       Balance at
Description                                  period          Expenses       Deductions       end of period
Year ended June 30, 1999
      Allowance for doubtful
      accounts                                 800             623             144           1,279
      Return reserve                         2,998          17,714          15,463           5,249
      Price discounts reserve                  283           6,146           5,610             819
      Rebates reserve                                        2,474           2,376              98
      Inventory reserve                        615           3,555             825           3,345
                                             -----           -----          ------           -----

Year ended June 30, 1998
      Allowance for doubtful
      accounts                                 808           1,610            1618             800
      Return reserve                         1,589           9,355           7,946           2,998
      Price discounts reserve                  546           2,050           2,313             283
      Rebates reserve                                                            0
      Inventory reserve                        436             526             347             615
                                             -----           -----          ------           -----

Year ended June 30, 1997
      Allowance for doubtful
      accounts                                 152           1,069             413             808
      Return reserve                         1,049           4,681           4,141           1,589
      Price discounts reserve                  101           1,899           1,454             546
      Rebates reserve
      Inventory reserve                        455             125             144             436
                                             -----           -----          ------           -----

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

INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.


By:  /s/ GEOFFREY KOBLICK
     ---------------------
     Geoffrey Koblick
     Chief Executive Officer


By:  /s/ JEFFREY MORGAN
     ---------------------
     Jeffrey Morgan
     Chief Financial Officer (Principal Accounting Officer)


                                POWER OF ATTORNEY

KNOW ALL BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints Geoffrey Koblick and Jeffrey Morgan, and each of them, his attorneys-in-fact, and agents, each with the power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the Requirement of the Securities Exchange Act of 1934, the following persons in the capacities and on August 10, 2000 have signed this report below.

By:  /s/ Geoffrey Koblick
     ---------------------
     Geoffrey Koblick
     Chairman of the Board of Directors

By:  /s/ Mark Boyer
     ------------------------
     Mark Boyer
     Director


By:  /s/ Richard Hall
     ------------------------
     Richard hall
     Director


By:  /s/ Robert Mayer
     ------------------------
     Robert Mayer
     Director

By:  /s/ Michael Gariepy
     ------------------------
     Michael Gariepy
     Director

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                          1999 FORM 10-K ANNUAL REPORT

                                  EXHIBIT INDEX


Exhibit Number                      Exhibit Title                                   Page
--------------                      -------------                                   ----
    3.01       Registrant's Amended and Restated Articles of Incorporation(1)

    3.02       Registrant's Bylaws, as amended to date(1)

    4.1 Securities Purchase Agreement dated March 3, 1999, between IMSI and Capital Ventures International.(2)

    4.1a Securities Purchase Agreement dated May 24, 1999, between IMSI and BayStar Capital, L.P.(3)

    4.2 9% Senior Subordinated Convertible Note dated May 24, 1999, between IMSI and BayStar Capital, L.P.(4)

    4.3 Common Stock Purchase Warrant Certificate dated May 24, 1999, between IMSI and BayStar Capital, L.P.(4)

    4.4 Registration Rights Agreement dated May 24, 1999, between IMSI and BayStar Capital, L.P.(4)

   21.1        Subsidiaries of the Registrant

   23.1        Independent Auditors' Consent

   23.2        Independent Auditors' Consent

   27.1        Financial Data Schedule

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