Form 10-Q/A
period 1999-09-30
INTERNATIONAL MICROCOMPUTER SOFTWARE INC /CA/
filed 2000-09-13
CIK 814929

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

        For the transition period from __________ to __________


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


                                 (415) 878-4000
               (Registrant's telephone number including area code)


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

           INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                               September 30, 1999   June 30, 1999
                                                               ------------------   -------------
                                                                    (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                          $    3,113     $    3,681
  Receivables, less allowances for doubtful
    accounts, discounts and returns of $6,296 and $7,445                  3,355          4,933
  Inventories                                                             2,255          2,895
  Prepaid royalties and licenses                                          1,730          1,858
  Income tax refund receivable                                            2,448          3,751
  Other current assets                                                    1,155            758
                                                                     ----------     ----------
      Total current assets                                               14,056         17,876

Furniture and equipment                                                   3,310          3,632
Deferred tax assets                                                         525            465
Capitalized software development costs                                    2,544          2,856
Other assets                                                              2,178          2,315
                                                                     ----------     ----------
       Total assets                                                  $   22,613     $   27,144
                                                                     ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Short term borrowings                                             $    5,735     $    7,110
   Trade accounts payable                                                 1,976          2,256
   Accrued and other liabilities                                          4,502          5,119
   Accrued restructuring charges                                          1,041          1,440
   Deferred revenue                                                       3,566          3,178
                                                                     ----------     ----------
     Total current liabilities                                           16,820         19,103

Long term debt and other obligations                                      6,145          6,599
                                                                     ----------     ----------
Total liabilities                                                        22,965         25,702

Commitments and contingencies                                                --             --

Shareholders' equity (deficit):
   Common stock, no par value; 300,000,000 authorized;
   Issued and outstanding 7,024,409 and 7,014,078 shares                 27,547         27,526
   Accumulated deficit                                                  (27,816)       (25,963)
   Accumulated other comprehensive income                                   167            129
   Notes receivable from shareholders                                      (250)          (250)
                                                                     ----------     ----------
      Total shareholders' equity (deficit)                                 (352)         1,442
                                                                     ----------     ----------
           Total liabilities and shareholders' equity (deficit)      $   22,613     $   27,144
                                                                     ==========     ==========


            See Notes to Condensed Consolidated Financial Statements

           INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    UNAUDITED


                                        Three months ended September 30,
                                        -------------------------------
                                           1999                 1998
                                        -----------         -----------
                                                             (Restated)
Net revenues                             $    5,634         $   13,695
Product costs                                 3,182              5,469
                                         ----------         ----------
Gross margin                                  2,452              8,226

Costs and expenses:
   Sales and marketing                        2,041              5,684
   General and administrative                 1,914              1,744
   Research and development                   1,311              2,281
                                         ----------         ----------
Total operating expenses                      5,266              9,709

                                         ----------         ----------
Operating loss                               (2,814)            (1,483)

Gain on product line sale                     1,440                 --
Interest and other, net                        (462)              (177)

                                         ----------         ----------
Income (loss) before income taxes            (1,836)            (1,660)

Income tax provision (benefit)                   17               (554)

                                         ----------         ----------
Net loss                                 $   (1,853)        $   (1,106)
                                         ==========         ==========


Basic and diluted loss per share         $    (0.26)        $    (0.20)

Shares used in computing loss
   per share information                      7,019              5,667


            See Notes to Condensed Consolidated Financial Statements

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                   1999              1998
                                                                ----------         ----------
                                                                                   (Restated)
Cash flows from operating activities:
  Net cash (used) provided by operating activities              $      (93)        $      573
                                                                ----------         ----------

Cash flows from investing activities:
   Proceeds from sale of product line                                1,500
   Purchase of equipment                                               (36)              (269)
   Additions to capitalized software development costs                  --               (139)
   Other                                                                (7)                --
                                                                ----------         ----------
   Net cash provided (used) by investing activities                  1,457               (408)
                                                                ----------         ----------

Cash flows from financing activities:
   Credit line borrowings                                                               2,025
   Credit line repayments                                             (620)              (350)
   Repayment of term loan, net                                        (750)              (188)
   Repayment of capital lease obligations, net                        (621)               (67)
   Proceeds from issuance of common stock                               21                 47
                                                                ----------         ----------
  Net cash (used) provided by financing activities                  (1,970)             1,467
                                                                ----------         ----------

Effect of exchange rate change on cash and cash
     equivalents                                                        38                153
                                                                ----------         ----------
Net increase (decrease) in cash and cash equivalents                  (568)             1,785
Cash and cash equivalents at beginning of period                     3,681              2,093
                                                                ----------         ----------
Cash and cash equivalents at end of the period                  $    3,113         $    3,878
                                                                ==========         ==========



SUPPLEMENTAL DISCLOSURES OF NON-CASH
FINANCING AND INVESTING ACTIVITIES
Equipment acquired through capital lease obligations            $       --         $      239
IMSI common stock received in satisfaction of receivable        $       --         $      320


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

The $1.4 million gain reflects the sales proceeds $(1.7 million) less the balance of prepaid royalties and capitalized software costs related to the EZ Language product that had not been previously amortized (approximately $100,000), less $200,000 of proceeds that went into an escrow account, representing a gain contingency. The escrow amount of $200,000 represents a hold back from the purchase to cover any claims against the product during the first year following the closing date, and was recorded as deferred revenue.

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

The following table shows the effect of these restatements on the quarter ended September 30, 1998.


                                      As Reported       Restated
                                      -----------       --------
Net revenues                            $ 13,360         $ 13,695
Product costs                              5,370            5,469
                                        --------         --------
Gross margin                               7,990            8,226
                                        ========         ========

Operating loss                            (1,719)          (1,483)
                                        ========         ========

Net Income before Taxes                   (1,896)          (1,660)
Provision for Income Taxes                  (682)            (554)
                                        --------         --------
Net Income                              $ (1,214)        $ (1,106)
                                        ========         ========

                                        --------         --------
Basic and diluted loss per share        $  (0.21)        $  (0.20)
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


                                   September 30, 1999       June 30, 1999
                                   ------------------       -------------
Raw materials                           $ 2,673                $ 2,343
Finished goods                            2,436                  3,897
                                        -------                -------
Reserves for obsolescence                 5,109                  6,240
                                        $(2,854)                (3,345)
                                        -------                -------
                                          2,255                $ 2,895
                                        =======                =======


6. CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Total capitalized software development costs were $8,289,000 at both September 30, 1999 and June 30, 1999 less accumulated amortization of $5,745,000 and $5,433,000, respectively.

7. DEBT

IMSI's short-term borrowings and long term debt and other obligations consist of the following (in thousands):


                                                                              SEPTEMBER 30,          JUNE 30,
                                                                                  1999                 1999
                                                                              -------------          --------
Short term borrowings
  Non-revolving, reducing loan with interest at
       bank's reference rate plus 3%, 11.25% at September 30, 1999               $4,780               $5,400
  Term loan with interest at bank's reference rate                                   --                  750
     plus 3% Capital lease obligations                                              955                  960
                                                                                 ------               ------
         Total short term borrowings                                             $5,735               $7,110
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


                                            Other
   Quarter Ended                            North                                            Rest of       Elimina-
September 30, 1999          ArtToday.com   America         UK        Germany    Australia     World         tions       Total
                            ------------  ---------     --------    --------    --------     --------      --------    --------
Net Revenues-external         $    585     $  2,620     $    348    $    989    $    527     $    565        $  --     $  5,634
            -internal                           347           --          --          --          --          (347)          --

Income (loss) before taxes        (115)      (2,090)          10         169          86          104           --       (1,836)
Income tax expense                               15           --          --           7           (5)          --           17
(credit)
Net Income (loss)                 (115)      (2,105)          10         169          79          109                    (1,853)
Identifiable assets           $     59     $ 20,723     $    547    $    675    $    290     $    319        $  --     $ 22,613



   Quarter Ended                 North                                            Rest of       Elimina-
September 30, 1999              America        UK         Germany    Australia     World         tions      Total
    (restated)                 ---------    --------     --------    --------     --------      --------   --------

Net Revenues-external          $ 9,958      $   749      $ 1,835     $   640     $   513         $  --     $13,695
            -internal              542           --           --          --          --          (542)         --
Income (loss) before taxes      (1,652)         (93)         167         157         (62)           --      (1,483)
Income tax expense (credit)       (563)          --           --           9          --            --        (554)
Net Income (loss)               (1,266)         (93)         167         148         (62)           --      (1,106)
Identifiable assets            $21,085      $ 1,100      $ 3,257     $   839     $   863         $  --     $27,144


Pro forma results of operations for the quarter ending September 30, 1998 (as restated) assuming that the ArtToday.com acquisition occurred at the beginning of the quarter would be as follows (in thousands except per share amounts):


Revenues                             $ 14,315
Loss before taxes                       1,587
Net loss                                1,059
Diluted earnings (loss) per share    $  (0.19)


9. BASIC AND DILUTED EARNINGS PER SHARE

Net loss and the weighted average numbers of shares outstanding (denominator) used to calculate basic earnings per share are reconciled to the numbers of shares used in calculating diluted earnings per share as follows:


                                      Three Months Ended September 30,
                                      ------------------------------
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


                                 Three Months Ended September 30,
                                 --------------------------------
                                       1999           1998
                                 --------------    --------------
Net Loss                           $(1,853,000)    $(1,106,000)
Other comprehensive (loss) gain
  Foreign currency translation
  adjustments                          (38,000)        153,000
                                   -----------     -----------
Total comprehensive loss           $(1,891,000)    $  (953,000)
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

IMSI is attempting to reach a negotiated outcome with these entities, including negotiations for the issuance of additional shares of common stock. There can be no assurance that such negotiations will be successful. See Notes 6 and 7 to the consolidated financial statements in our Fiscal 1999 Form 10-

K.

No liabilities have been recorded, and no accruals or reserves have been established, in the financial statements with respect to the potential penalties or payments described above.

12. RESTRUCTURING CHARGE

The following table reflects the rollforward activity in the accrued restructuring liability account:


Accrued Restructuring Liability:          Balance        First        Balance
                                          June 30,      Quarter     September 30,
                                            1999        Activity        1999
                                         ----------    ----------   -------------
Warehouse closure:
    Accrued rent                         $  249,000    $   61,000    $  188,000
    Broker's fee                            103,000                     103,000
Warehouse transition costs                  284,000        22,000       262,000
Facilities consolidation:
    Novato:
       Rent                                 180,000       135,000        45,000
       Broker's fee                          65,000        16,000        49,000
       Excess furniture lease                14,000         4,000        10,000
       Additional walls and doors            29,000         7,000        22,000
       Miscellaneous charges                  3,000         1,000         2,000
Tech support facility                       110,000        12,000        98,000
Consolidation of  Foreign Offices             6,000                       6,000
Personnel reductions                        397,000       141,000       256,000
                                         ----------    ----------   -----------
Total accrued restructuring liability    $1,440,000    $  399,000    $1,041,000
                                         ==========    ==========    ==========


The following table reflects the rollforward activity of planned terminations under the restructuring plan.


                                 Planned            Cumulative
                            terminations as of   Terminations as of
                              June 30, 1999      September 30, 1999
                            ------------------   ------------------
Sales and Marketing                        22                 18
General and Administrative                  8                  5
Manufacturing                              23                  8
Research and Development                   37                  3
                                        -----              -----
                                           90                 34
                                        -----              -----

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

RESULTS OF OPERATIONS

IMSI reported a net loss of $1,853,000 or $(0.26) per share for the quarter ended September 30, 1999, as compared to a net loss of $1,106,000 or $(0.20) per share for the comparable quarter of fiscal 1998, representing an increase in net loss of $747,000. We reported an operating loss of $2,814,000 for the quarter ending September 30, 1999 as compared to an operating loss of $1,483,000 for the quarter ending September 30, 1998. In the quarter ended September 30, 1999, we sold the Easy Language product for $1.7 million in cash and realized a gain of $1,440,000 on the sale. This gain offsets a portion of the current period's higher net loss.

NET REVENUES

Net revenues for the three month period ended September 30, 1999 were $5,634,000 compared to $13,695,000 in the comparable quarter of the previous fiscal year, representing a decrease in net revenues of 58.9%. Product revenues in absolute dollars and as a percentage of total net revenues for each of IMSI's principal product categories were as follows for the periods indicated (in thousands):


                                Three Months Ended September 30,
                         -----------------------------------------------
                                 1999                       1998
                         ---------------------     ---------------------
Precision Design         $  1,795           32%    $  3,777           28%
Graphic Design              2,520           44%       4,268           31%
Business Applications       2,006           36%       3,135           23%
Utilities                   1,039           18%       3,580           26%
Other Products                498            9%       3,842           28%
Sales Reserves             (2,224)         -39%      (4,907)         -36%
                         --------     --------     --------     --------
Net  Revenues            $  5,634          100%    $ 13,695          100%
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

On December 31, 1999, IMSI wrote down the entire inventory returned to IMSI by TechData, which had been valued at $25,010 to zero

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


QUARTER ENDING             OPERATING      NET INCOME
                          INCOME (LOSS)     (LOSS)
                          -------------   ----------
 Fiscal 1998 (Restated)
   September 30            $   (4,668)    $   (3,114)
   December 31                  2,140          1,220
   March 31                     1,894          1,000
   June 30                        720            524
                           ----------     ----------
                           $       86     $     (370)
                           ==========     ==========

Fiscal 1999 (Restated)
   September 30            $   (1,483)    $   (1,106)
   December 31                 (6,105)        (4,274)
   March 31                    (6,319)       (10,739)
   June 30                     (9,983)       (10,847)
                           ----------     ----------
                           $  (23,890)    $  (26,966)
                           ==========     ==========
Fiscal 2000
  September 30             $   (2,814)    $   (1,853)


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

DATE: August 10, 2000         INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.


        By:    /s/ Geoffrey Koblick
           -------------------------------
        Geoffrey Koblick
        Chairman of the Board of Directors