Form 10-Q/A
period 1999-12-31
INTERNATIONAL MICROCOMPUTER SOFTWARE INC /CA/
filed 2000-09-13
CIK 814929

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

                         Commission File Number 0-15949

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)

               CALIFORNIA                             94-2862863
               ----------                             ----------
     (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)               identification No.)

       75 ROWLAND WAY, NOVATO, CA                        94945
       ---------------------------                       -----
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

           INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                               December 31,      June 30,
                                                                  1999             1999
                                                               -----------       --------
                                                               (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                     $  2,256        $  3,681
   Receivables, less allowances for doubtful
      Accounts, discounts and returns of $7,101 and $7,445          2,592           4,933
   Inventories                                                        741           2,895
   Prepaid royalties and licenses                                   1,501           1,858
   Income tax refund receivable                                       335           3,751
   Other current assets                                               839             758
                                                                 --------        --------
      Total current assets                                          8,264          17,876

Furniture and equipment                                             2,952           3,632
Deferred tax assets                                                    --             465
Capitalized software development costs                              2,357           2,856
Other assets                                                        2,036           2,315
                                                                 --------        --------
      Total assets                                               $ 15,609        $ 27,144
                                                                 ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Short term borrowings                                         $  8,816        $  7,110
   Trade accounts payable                                           2,124           2,256
   Accrued and other liabilities                                    4,046           5,119
   Accrued arbitration award                                        2,600              --
   Accrued restructuring charges                                      980           1,440
   Deferred revenue                                                 3,598           3,178
                                                                 --------        --------
      Total current liabilities                                    22,164          19,103

Long term debt and other obligations                                2,548           6,599
                                                                 --------        --------
Total current liabilities                                          24,712          25,702

Commitments and contingencies                                          --              --

Shareholders' equity (deficit):
   Common stock, no par value; 300,000,000 authorized;
      Issued and outstanding 7,278,293 and 7,014,078 shares        28,053          27,526
   Accumulated deficit                                            (37,045)        (25,963)
   Accumulated other comprehensive income                             139             129
   Notes receivable from shareholders                                (250)           (250)
                                                                 --------        --------
      Total shareholders' equity (deficit)                         (9,103)          1,442
                                                                 --------        --------
         Total liabilities and shareholders' equity (deficit)    $ 15,609        $ 27,144
                                                                 ========        ========

            See Notes to Condensed Consolidated Financial Statements

           INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    UNAUDITED

                                           THREE MONTHS ENDED                  SIX MONTHS ENDED
                                               DECEMBER 31,                      DECEMBER 31,
                                        --------------------------        -------------------------
                                          1999             1998             1999             1998
                                        --------        ----------        --------        ----------
                                                        (Restated)                        (Restated)
Net revenues                            $  6,282         $ 10,275         $ 11,916         $ 23,970
Product costs                              5,083            6,998            8,266           12,467
                                        --------         --------         --------         --------
Gross margin                               1,199            3,277            3,350           11,503

Costs and expenses:
   Sales and marketing                     2,245            5,407            4,285           11,090
   General and administrative              2,980            1,798            4,894            3,542
   Research and development                1,181            2,177            2,492            4,458
   Restructuring charge                     (138)                             (138)              --
                                        --------         --------         --------         --------
Total operating expenses                   6,268            9,382           11,523           19,090
                                        --------         --------         --------         --------
Operating loss                            (5,069)          (6,105)          (7,883)          (7,587)

Gain on product line sale                     --               --            1,440               --
Interest and other expense, net           (1,061)            (526)          (1,524)            (705)
Accrued arbitration award                 (2,600)                           (2,600)
                                        --------         --------         --------         --------
Loss before income taxes                  (8,730)          (6,631)         (10,567)          (8,292)

Income tax provision (benefit)               499           (2,357)             515           (2,912)
                                        --------         --------         --------         --------
Net loss                                $ (9,229)        $ (4,274)        $(11,082)        $ (5,380)
                                        ========         ========         ========         ========

Basic and diluted loss per share        $  (1.30)        $  (0.74)        $  (1.57)        $  (0.94)

Shares used in computing loss
   per share                               7,109            5,778            7,062            5,722

            See Notes to Condensed Consolidated Financial Statements

          INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                    1999         1998
                                                                  --------    ----------
                                                                              (Restated)
Cash flows from operating activities:
   Net cash (used) provided by operating activities               $  (539)      $ 1,491
                                                                  -------       -------

Cash flows from investing activities:
   Proceeds from sale of product line                               1,500            --
   Purchase of equipment                                             (111)         (482)
   Acquisition of software development and in-process                (131)       (1,834)
     technologies
   Purchase of Zedcor and Org Plus                                     --          (300)
   Other                                                               (4)          (98)
                                                                  -------       -------
   Net cash provided (used) by investing activities                 1,254        (2,714)
                                                                  -------       -------

Cash flows from financing activities:
   Credit line borrowings                                              --         2,025
   Credit line repayments                                            (820)       (1,000)
   Borrowings (repayments) of term loan                              (750)        1,938
   Repayment of capital lease obligations                            (599)         (464)
   Proceeds from issuance of common stock                              19            --
                                                                  -------       -------
   Net cash (used) provided by financing activities                (2,150)        2,499
                                                                  -------       -------

Effect of exchange rate changes on cash and cash equivalents           10           200
                                                                  -------       -------
Net increase (decrease) in cash and cash equivalents               (1,425)        1,476
Cash and cash equivalents at beginning of period                    3,681         2,093
                                                                  -------       -------
Cash and cash equivalents at end of the period                    $ 2,256       $ 3,569
                                                                  =======       =======

SUPPLEMENTAL DISCLOSURES OF NON-CASH
FINANCING AND INVESTING ACTIVITIES
Equipment acquired through capital lease obligations              $    --       $   239
Purchase of technology and assets in exchange for notes payable   $    --       $ 4,030
Purchase of technology and assets in exchange for common stock    $    --       $   970
IMSI common stock received in satisfaction of receivable          $    --       $   320
Conversion of long-term debt to common stock                      $   500       $    --

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


                                       Quarter Ending               Six Months Ending
                                     December 31, 1998              December 31, 1998
                                   -----------------------       -----------------------
                                       As                           As
                                   Reported       Restated       Reported       Restated
                                   --------       --------       --------       --------
Net revenues                       $ 10,261       $ 10,275       $ 23,621       $ 23,970
Product costs                         6,912          6,998         12,283        12, 467
                                   --------       --------       --------       --------
Gross margin                          3,349          3,277         11,338         11,503
                                   ========       ========       ========       ========

Operating loss                       (6,033)        (6,105)        (7,752)        (7,587)

Income before Taxes                  (6,561)        (6,631)        (8,457)        (8,292)
Provision for Income Taxes           (2,362)        (2,357)        (3,045)        (2,912)
                                   --------       --------       --------       --------
Net Loss                             (4,199)        (4,274)        (5,412)        (5,380)
                                   ========       ========       ========       ========

Basic and diluted loss per share   $  (0.73)      $  (0.74)      $  (0.95)      $  (0.94)
                                   ========       ========       ========       ========

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

                                            December 31,   June 30,
                                                1999         1999
                                            ------------   --------
Raw materials                                 $   671       $ 2,343
Finished goods                                  1,714         3,897
                                              -------       -------
                                                2,385         6,240
Reserves for obsolescence                      (1,644)       (3,345)
                                              -------       -------
                                              $   741       $ 2,895
                                              =======       =======

6.    CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Total capitalized software development costs were $8,361,000 at December 31, 1999 and $8,289,000 at June 30, 1999 less accumulated amortization of $6,004,000 and $5,433,000, respectively.

7.    DEBT

IMSI's short-term borrowings and long term debt and other obligations consist of the following (in thousands):

                                                              December 31,  June 30,
                                                                  1999        1999
                                                              ------------  --------
Short term borrowings
   Non-revolving, reducing loan with interest at bank's
      reference rate plus 3%, 11.25% at December 31, 1999        $4,600      $5,400
   Term loan with interest at bank's reference rate plus 3%          --         750
   Senior subordinated convertible note due May 2002
      with interest at 9% net of unamortized warrant cost
      at December 31, 1999 of $906                                3,594          --
   Capital lease obligations                                        622         960
                                                                 ------      ------
         Total short term borrowings                             $8,816      $7,110
                                                                 ======      ======

Long term debt and other obligations
   Subordinated loan facility due November 2001 with
      interest at 12% net of unamortized warrant cost
      of $474 and $604, respectively                             $2,026      $1,896
   Senior subordinated convertible note due May 2002
      with interest at 9% net of unamortized warrant cost
      at June 30, 1999 of $1,100                                     --       3,900
   Capital lease obligations                                        522         803
                                                                 ------      ------
         Total long term debt and other obligations              $2,548      $6,599
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

8.    ACCRUED RESTRUCTURING CHARGES

The following table details the rollforward activity in the accrued restructuring liability account.

                                            Balance                          Balance
                                            June 30,                       December 31,
                                              1999          Activity           1999
                                           ----------      ----------      -----------
Warehouse closure:
   Accrued rent                            $  249,000      $ (317,000)      $  566,000
   Broker's fee                               103,000              --          103,000
Warehouse transition costs                    284,000         177,000          107,000
Facilities consolidation:
   Novato:
      Rent                                    180,000         180,000               --
      Broker's fee                             65,000          32,000           33,000
      Excess furniture lease                   14,000           7,000            7,000
      Additional walls and doors               29,000          15,000           14,000
      Miscellaneous charges                     3,000           2,000            1,000
Tech support facility                         110,000          25,000           85,000
Consolidation of  Foreign Offices               6,000           6,000               --
Personnel reductions                          397,000         333,000           64,000
                                           ----------      ----------       ----------
Total accrued restructuring liability      $1,440,000      $  460,000       $  980,000
                                           ==========      ==========       ==========

The following table reflects the rollforward activity of planned terminations under the restructuring plan.

                                     Planned              Cumulative
                               terminations as of     Terminations as of
                                  June 30, 1999        December 31, 1999
                               ------------------     ------------------
Sales and Marketing                            22                     21
General and Administrative                      8                      6
Manufacturing                                  23                     11
Research and Development                       37                     23
                               -------------------    ------------------
                                               90                     61
                               -------------------    ------------------

Pursuant to the decision to no longer market non-core products, IMSI reduced the number of personnel in all categories as the scope of the Company's operations decreased. Most of the planned terminations occurred by December 31, 1999. However, at December 31, 1999, the Company was in the midst of negotiations to sell ArtToday and retained the remaining sales and marketing, general and administrative, manufacturing and research and development personnel to facilitate the sale or to support the continued operations of ArtToday. In January 2000, after negotiations to sell ArtToday failed, all remaining planned terminations occured.

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

                                              Other
    Quarter Ended              ArtToday.      North         UK       Germany     Australia     Rest of    Elimina-      Total
  December 31, 1999                Com       America                                           World        tion
--------------------------------------------------------------------------------------------------------------------------------
Net Revenues-external          $    722     $  3,460     $    339    $    708     $    538    $    515    $     --     $  6,282
            -internal                --          365           --          --           --          --        (365)          --
Income (loss) before taxes         (103)      (8,471)         120        (293)          14           3          --       (8,730)
Income tax expense (credit)          --          488           --          --           10           1          --          499
Net Income (loss)                  (103)      (8,959)         120        (293)           4           2          --       (9,229)
Identifiable assets            $  1,221     $ 10,796     $    741    $  1,342     $    916    $    593    $     --     $ 15,609

                                              Other
    Quarter Ended              ArtToday.      North         UK       Germany     Australia     Rest of    Elimina-      Total
  December 31, 1998                Com       America                                           World        tion
--------------------------------------------------------------------------------------------------------------------------------
Net Revenues-external          $    298     $  5,690     $    947     $  1,550    $    754    $  1,036    $     --     $ 10,275
            -internal                --        1,461           --           --          --          --      (1,461)          --
Income (loss) before taxes          (93)      (6,749)         (64)         145          77          53          --       (6,631)
Income tax expense (credit)          --       (2,400)          --           --           9          34          --       (2,357)
Net Income (loss)                   (93)      (4,349)         (64)         145          68          19          --       (4,274)
Identifiable assets            $    381     $ 33,459     $  1,194     $  3,530    $    958    $  1,046    $     --     $ 40,568

                                              Other
  Six Months Ended             ArtToday.      North         UK       Germany     Australia     Rest of    Elimina-      Total
  December 31, 1999                Com       America                                           World        tion
--------------------------------------------------------------------------------------------------------------------------------
Net Revenues-external          $  1,307     $  6,080     $    687    $  1,696     $  1,065    $  1,081     $     --     $ 11,916
            -internal                --          712           --          --           --          --         (712)          --
Income (loss) before taxes         (218)     (10,562)         130        (124)         100         107           --      (10,567)
Income tax expense (credit)          --          503           --          --           16          (4)          --          515
Net Income (loss)                  (218)     (11,065)         130        (124)          84         111           --      (11,082)
Identifiable assets            $  1,221     $ 10,796     $    741    $  1,342     $    916    $    593     $     --     $ 15,609

                                              Other
  Six Months Ended             ArtToday.      North         UK       Germany     Australia     Rest of    Elimina-      Total
  December 31, 1998                Com       America                                           World        tion
--------------------------------------------------------------------------------------------------------------------------------
Net Revenues-external          $    298     $ 15,648     $  1,696     $  3,385    $  1,394    $  1,549          $--     $ 23,970
            -internal                --        2,003           --           --          --          --       (2,003)          --
Income (loss) before taxes          (93)      (8,579)        (157)         312         234          (9)          --       (8,292)
Income tax expense (credit)          --       (2,964)          --           --          18          34                    (2,912)
Net Income (loss)                   (93)      (5,615)        (157)         312         216         (43)          --       (5,380)
Identifiable assets            $    381     $ 33,459     $  1,194     $  3,530    $    958    $  1,046     $     --     $ 40,568

10.   BASIC AND DILUTED EARNINGS PER SHARE

Net loss and the weighted average number of shares outstanding (denominator) used to calculate basic earnings per share are reconciled to the number of shares used in calculating diluted earnings per share as follows:

                                              Three Months Ended                     Six Months Ended
                                        -------------------------------       -------------------------------
                                                  December 31,                          December 31,
                                        -------------------------------       -------------------------------
                                            1999               1998               1999               1998
                                        ------------       ------------       ------------       ------------
                                                             (Restated)                            (Restated)
Net loss                                $ (9,229,000)      $ (4,274,000)      $(11,082,000)      $ (5,380,000)
                                        ============       ============       ============       ============
Shares used to compute basic
   EPS                                     7,109,000          5,778,000          7,062,000          5,722,000
Add effect of dilutive securities:
   Convertible Note                        2,250,000                 --          2,250,000                 --
   Warrants                                  298,000             30,000            298,000             30,000
   Stock options                             816,000            469,000            816,000            571,000
                                        ------------       ------------       ------------       ------------
Shares used to compute diluted
   EPS*                                   10,473,000          6,277,000         10,426,000          6,323,000
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

                                     Three Months Ended December 31,        Six Months Ended December 31,
                                     -------------------------------       -------------------------------
                                         1999               1998               1999               1998
                                     ------------       ------------       ------------       ------------
                                                         (Restated)                            (Restated)
Net Loss                             $ (9,229,000)      $ (4,274,000)      $(11,082,000)      $ (5,380,000)
Other comprehensive (loss) gain
   Foreign currency translation
      adjustments                         (28,000)            46,000             10,000            199,000
                                     ------------       ------------       ------------       ------------
Total comprehensive loss             $ (9,257,000)      $ (4,228,000)      $(11,072,000)      $ (5,181,000)
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

In May 2000, IMSI and the former Zedcor shareholders executed a Settlement Agreement and Mutual Release. This agreement stipulates that IMSI would issue to the former Zedcor shareholders an additional 185,005 shares in settlement and release of all claims between the parties. Under this agreement, the former Zedcor shareholders have no right or option to require any payment in cash or to receive additional shares. We have recorded a charge amounting to $139,000 in the fourth quarter of 2000 for the value of the shares issued.

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

                                                                   Balances
                                                                  related to
                                                  Consolidated     European       Proforma    Proforma as
                                                  as Reported    Subsidiaries   Adjustments*    Adjusted
                                                  ------------   ------------   ------------  -----------
Current Assets
   Cash and cash equivalents                        $  2,256       $   (900)      $     --       $  1,356
   Net receivables                                     2,592           (984)            --          1,608
   Investment and intercompany receivable                 --          1,793         (1,793)            --
   Inventories                                           741           (375)            --            366
   Prepaid royalties and licenses                      1,501             --             --          1,501
   Income taxes receivable                               335             --             --            335
   Other current assets                                  839            (35)            --            804
                                                    --------       --------       --------       --------
      Total current assets                             8,264           (501)        (1,793)         5,970

Furniture and equipment, net                           2,952           (124)            --          2,828
Capitalized software                                   2,357           (117)            --          2,240
Other assets                                           2,036             (1)            --          2,035
                                                    --------       --------       --------       --------
      Total assets                                  $ 15,609       $   (743)      $ (1,793)      $ 13,073
                                                    ========       ========       ========       ========

Current Liabilities:
   Short term borrowings                            $  8,816       $     --       $     --       $  8,816
   Trade accounts payable                              2,124           (259)            --          1,865
   Accrued and other liabilities                       4,046           (741)            --          3,305
   Accrued restructuring charge                        2,600             --             --          2,600
   Accrued restructuring charges                         980             --             --            980
   Deferred revenue                                    3,598             --             --          3,598
                                                    --------       --------       --------       --------
      Total current liabilities                       22,164         (1,000)            --         21,164

Long term debt and other obligations                   2,548                            --          2,548
                                                    --------       --------       --------       --------
      Total liabilities                               24,712         (1,000)            --         23,712

Shareholders' Equity:
   Common stock, no par value                         28,053             --             --         28,053
   Retained earnings (deficit)                       (37,045)           308         (1,793)       (38,530)
   Cumulative translation adjustment                     139            (51)            --             88
   Notes receivable from shareholders                   (250)            --             --           (250)
                                                    --------       --------       --------       --------
      Total shareholders' equity                      (9,103)           257         (1,793)       (10,639)
                                                    --------       --------       --------       --------
      Total liabilities & shareholders' equity      $ 15,609       $   (743)      $ (1,793)      $ 13,073
                                                    ========       ========       ========       ========

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

RESULTS OF OPERATIONS

IMSI reported a net loss of $9,229,000 or ($1.30) per share for the quarter ended December 31, 1999 and a net loss of $11,082,000 or ($1.57) for the six months ended December 31, 1999. This compares to a net loss of $4,274,000 or ($0.74) per share for the quarter ended December 31, 1998 and a net loss of $5,380,000 or ($0.94) per share for the six months ended December 31, 1998. We reported an operating loss of $5,069,000 and $7,883,000 for the three and six months ending December 31, 1999, respectively. This compares to an operating loss of $6,105,000 and $7,587,000 for the three and six months ended December 31, 1998.

NET REVENUES

Net revenues for the three month and six month periods ended December 31, 1999 were $6,282,000 and $11,916,000, respectively. This compares to net revenues of $10,275,000 and $23,970,000 for the same periods in the previous fiscal year. This change represents a decrease in net revenues of 38.9 % and 50.3 % for the three and six months periods, respectively. Although net revenues for the quarter ended December 31, 1999 were slightly higher than our net revenues in the previous quarter ended September 30, 1999, sales have continued to decline since IMSI reported net revenues of $16,738,000 in the quarter ending June 30, 1998.

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

Product revenues in absolute dollars and as a percentage of total revenues for each of IMSI's principal product categories were as follows (in thousands):

                              Three Months Ended December 31,               Six Months Ended December 31,
                          ---------------------------------------      ----------------------------------------
                                1999                  1998                   1999                   1998
                          ----------------      -----------------      -----------------      -----------------
                                                   (Restated)                                    (Restated)
                              $         %           $          %           $          %           $          %
                          -------      ---      --------      ---      --------      ---      --------      ---
Precision Design          $ 2,315       39%     $  2,510       24%     $  4,110       35%     $  3,978       17%
Graphic Design              2,014       34%        4,175       41%        4,534       39%        6,616       28%
Business Applications       1,788       30%        5,001       49%        3,794       33%       11,097       46%
Utilities                   1,446       24%        1,370       13%        2,485       21%        2,947       12%
Other Products                401        7%          999       10%          899        8%        3,143       13%
Sales Reserves             (1,682)     -33%       (3,780)     -37%       (3,906)     -36%       (3,811)     -16%
                          -------      ---      --------      ---      --------      ---      --------      ---
Net Revenues              $ 6,282      100%     $ 10,275      100%     $ 11,916      100%     $ 23,970      100%
                          =======      ===      ========      ===      ========      ===      ========      ===

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

Net revenues from international sales declined by $2,187,000 or 51.0%, and were $2,100,000 or 35.4% of net revenues for the three month period ended December 31, 1999, compared to $4,287,000 or 41.7% of net revenues for the three months ended December 31, 1998.

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

On December 31, 1999, IMSI wrote down the entire inventory returned to IMSI by Tech data, which had been valued at $25,010, to zero

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

                                        ---------      --------
                                        OPERATING        NET
                                         INCOME         INCOME
              QUARTER ENDING             (LOSS)         (LOSS)
              --------------            ---------      --------
            Fiscal 1998 (Restated)
               September 30             $ (4,668)      $ (3,114)
               December 31                 2,140          1,220
               March 31                    1,894          1,000
               June 30                       720            524
                                        --------       --------
                                        $     86       $   (370)
                                        ========       ========

            Fiscal 1999 (Restated)
               September 30             $ (1,483)      $ (1,106)
               December 31                (6,105)        (4,274)
               March 31                   (6,319)       (10,739)
               June 30                    (9,983)       (10,847)
                                        --------       --------
                                        $(23,890)      $(26,966)
                                        ========       ========
            Fiscal 2000
               September 30             $ (2,814)      $ (1,853)
               December 31              $ (5,069)      $ (9,229)

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

DATE: August 10, 2000                     INTERNATIONAL MICROCOMPUTER SOFTWARE,
                                          INC.


                                          By:  /s/  GEOFFREY KOBLICK
                                             ----------------------------------
                                               Geoffrey Koblick
                                               President and Chief Executive
                                               Officer (Principal Executive
                                               Officer)

                                          By:  /s/  JEFFREY MORGAN
                                             ----------------------------------
                                               Jeffrey Morgan
                                               Chief Financial Officer
                                               (Principal Accounting Officer)