Form 10-Q/A
period 2000-03-31
INTERNATIONAL MICROCOMPUTER SOFTWARE INC /CA/
filed 2000-09-13
CIK 814929

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

For the transition period from__________________to__________________


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

                 INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND
                                  SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                    March 31, 2000    June 30, 1999
                                                                    --------------    -------------
                                                                    (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                            $    886         $  3,681
  Receivables, less allowances for doubtful
    Accounts, discounts and returns of $6,157 and $7,445                    445            4,933
  Inventories                                                               204            2,895
  Prepaid royalties and licenses                                            924            1,858
  Income tax refund receivable                                               --            3,751
  Other current assets                                                      983              758
                                                                       --------         --------
      Total current assets                                                3,442           17,876

Furniture and equipment                                                     724            3,632
Deferred tax assets                                                          --              465
Capitalized software development costs                                    2,069            2,856
Other assets                                                              1,898            2,315
                                                                       --------         --------
       Total assets                                                    $  8,133         $ 27,144
                                                                       ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Short term borrowings                                               $ 11,051         $  7,110
   Trade accounts payable                                                 2,088            2,256
   Accrued and other liabilities                                          3,216            5,119
   Accrued arbitration award                                              2,610               --
   Accrued restructuring charges                                            769            1,440
   Deferred revenue                                                       2,697            3,178
                                                                       --------         --------
     Total current liabilities                                           22,431           19,103

Long term debt and other obligations                                        395            6,599
                                                                       --------         --------
Total liabilities                                                        22,826           25,702

Commitments and contingencies                                                --               --

Shareholders' equity (deficit):
   Common stock, no par value; 300,000,000 authorized;
   Issued and outstanding 7,302,003 and 6,865,367 shares                 28,059           27,526
   Accumulated deficit                                                  (42,639)         (25,963)
   Accumulated other comprehensive income                                   137              129
   Notes receivable from shareholders                                      (250)            (250)
                                                                       --------         --------
      Total shareholders' equity (deficit)                              (14,693)           1,442
                                                                       --------         --------
           Total liabilities and shareholders' equity (deficit)        $  8,133         $ 27,144
                                                                       ========         ========



            See Notes to Condensed Consolidated Financial Statements

                 INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND
                                  SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    UNAUDITED


                                              THREE MONTHS ENDED              NINE MONTHS ENDED
                                                   MARCH 31,                       MARCH 31,
                                           -----------------------         -------------------------
                                            2000            1999             2000             1999
                                           -------         -------         --------         --------
                                                         (restated)                        (restated)
Net revenues                               $ 2,968         $ 7,278         $ 14,884         $ 31,248
Product costs                                1,295           5,075            9,560           17,542
                                           -------         -------         --------         --------
Gross margin                                 1,673           2,203            5,323           13,706

Costs and expenses:
   Sales and marketing                         749           4,312            5,034           15,402
   General and administrative                1,833           2,201            6,726            5,743
   Research and development                    907           2,009            3,399            6,468
   Restructuring charge                       (326)             --             (464)              --
                                           -------         -------         --------         --------
Total operating expenses                     3,163           8,522           14,695           27,613

                                           -------         -------         --------         --------
Operating loss                              (1,490)         (6,319)          (9,372)         (13,907)

Gain on product line sale                       55              --            1,495               --
Interest and other expense, net               (286)           (492)          (1,810)          (1,197)
Loss on disposition of fixed assets         (1,834)             --           (1,834)              --
Loss on disposition of  foreign
    subsidiaries                            (2.023)             --           (2,023)              --
Arbitration award                              (10)             --           (2,610)              --
                                           -------         -------         --------         --------
Loss before income taxes
and extraordinary item                      (5,587)         (6,811)         (16,154)         (15,102)

Income tax provision                             7           2,969              522              (58)
                                           -------         -------         --------         --------

Income (loss) before                       -------         -------         --------         --------
extraordinary item                         $(5,594)        $(9,780)        $(16,676)        $(15,160)


Extraordinary loss on
extinguishment of debt                          --            (959)              --             (959)
                                           -------         -------         --------         --------
Net income (loss)                          ($5,594)       ($10,739)        ($16,676)        ($16,119)

Basic and diluted loss per share             $(.77)         $(1.69)          $(2.34)          $(2.71)

Shares used in computing loss
   per share                                 7,286           6,364            7,136            5,939



            See Notes to Condensed Consolidated Financial Statements

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED MARCH 31, 2000 AND 1999
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                           2000            1999
                                                                          -------         -------
                                                                                        (restated)
Cash flows from operating activities:
  Net cash (used) provided by operating activities                        $(1,891)        $ 1,418
                                                                          -------         -------

Cash flows from investing activities:
   Proceeds from sale of product line                                       1,555              --
   Purchase of equipment                                                     (111)         (1,225)
   Acquisition of software development and in-process technologies           (131)         (1,964)
   Purchase of Zedcor                                                          --            (300)
   Other                                                                       (4)           (274)
                                                                          -------         -------
   Net cash provided (used) by investing activities                         1,309          (3,763)
                                                                          -------         -------

Cash flows from financing activities:
   Credit line borrowings                                                      --           2,025
   Credit line repayments                                                    (820)         (2,773)
   Borrowings (repayments) of term loan                                      (750)          1,378
   Repayment of capital lease obligations                                    (679)         (1,120)
   Proceeds from issuance of common stock                                      28           5,616
                                                                          -------         -------
  Net cash (used) provided by financing activities                         (2,221)          5,126
                                                                          -------         -------

Effect of exchange rate changes on cash and cash equivalents                    8              --
                                                                          -------         -------
Net increase (decrease) in cash and cash equivalents                       (2,795)          2,781
Cash and cash equivalents at beginning of period                            3,681           2,093
                                                                          -------         -------
Cash and cash equivalents at end of the period                            $   886         $ 4,874
                                                                          =======         =======



SUPPLEMENTAL DISCLOSURES OF NON-CASH
FINANCING AND INVESTING ACTIVITIES

Equipment acquired through capital lease obligations                      $    --         $   984
Purchase of technology and assets in exchange for notes payable           $    --         $ 4,030
Purchase of technology and assets in exchange for common stock            $    --         $ 1,336
IMSI common stock received in satisfaction of receivable                  $    --         $   320
Repayment of accounts payable and accrued and other liabilities
      with common stock                                                   $    --         $ 2,207
Conversion of long-term debt to common stock                              $   500         $ 1,444



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

                              March 31, 2000   June 30, 1999
                              ---------------  -------------
Raw materials                    $   310         $ 2,343
Finished goods                       346           3,897
                                 -------         -------
                                     656           6,240
Reserves for obsolescence           (452)         (3,345)
                                 -------         -------
                                 $   204         $ 2,895
                                 =======         =======

5.    CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Total capitalized software development costs were $8,197,000 at March 31, 2000 and $8,289,000 at June 30, 1999 less accumulated amortization of $6,128,000 and $5,433,000, respectively.

6.   DEBT

IMSI's short-term borrowings and long term debt and other obligations consist of the following (in thousands):


                                                                 March 31,     June 30,
Short term borrowings                                              2000          1999
                                                                  -------        ------
  Non-revolving, reducing loan with interest at bank's
      reference rate plus 3%, 12.00% at March 31, 2000            $ 4,600        $5,400
  Term loan with interest at bank's reference rate plus 3%             --           750
  Subordinated loan facility due November 2001 with
      interest at 12% net of unamortized warrant cost             $ 2,090            --
      at March 31, 2000 of $410
  Senior subordinated convertible note due May 2002
      with interest at 9% net of unamortized warrant cost           3,693            --
      at March 31, 2000 of $807
  Capital lease obligations                                           668           960
                                                                  -------        ------
         Total short term borrowings                              $11,051        $7,110
                                                                  =======        ======

Long term debt and other obligations
  Subordinated loan facility due November 2001 with
      interest at 12% net of unamortized warrant cost             $    --        $1,896
      at June 30, 1999 of $604
  Senior subordinated convertible note due May 2002
      with interest at 9% net of unamortized warrant cost              --         3,900
      at June 30, 1999 of $1,100
  Capital lease obligations                                           395           803
                                                                  -------        ------
         Total long term debt and other obligations               $   395        $6,599
                                                                  =======        ======

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

Similarly, Heller Financial, Inc. has noticed IMSI that the Company is in default under a capital lease obligation, and that all amounts under the lease are now due and payable. IMSI is negotiating with Heller over the terms of a proposed confession of judgement, the return of some equipment and the continued lease of the remaining equipment. At March 31, 2000, the full amount of the capitalized lease obligation was a current liability.

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

7.   ACCRUED RESTRUCTURING CHARGES

The following table details the rollforward activity in the accrued restructuring liability account (in thousands):

                                            Balance                    Balance
                                            June 30,        Paid       March 31,
                                              1999        (Accrued)      2000
                                            -------       --------     --------
Warehouse closure:
    Accrued rent                             $  249        $(256)        $505
    Broker's fee                                103           --          103
Warehouse transition costs                      284          231           53
Facilities consolidation:
    Novato:
       Rent                                     180          180           --
       Broker's fee                              65           49           16
       Excess furniture lease                    14           11            3
       Additional walls and doors                29           22            7
       Miscellaneous charges                      3            2            1
Tech support facility                           110           37           73
Consolidation of  Foreign Offices                 6            6           --
Personnel reductions                            397          389            8
                                             ------        -----         ----
Total accrued restructuring liability        $1,440        $ 671         $769
                                             ======        =====         ====

The following table reports the rollforward activity of planned terminations under the restructuring plan plus additional terminations in January 2000. These additional terminations in January were necessitated by the higher than anticipated losses and the termination of negotiations to sell ArtToday, which would have provided needed working capital.

                              Planned Terminations as      Cumulative Terminations
                                 of June 30,1999             as of March 31, 2000
                              ------------------------     -----------------------
Sales and Marketing                     22                             50
General and Administrative               8                             10
Manufacturing                           23                             23
Research and Development                37                             37
                                       ---                            ---
                                        90                            120
                                       ===                            ===

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

On January 28, 2000, IMSI announced that it was exiting the retail software business, closing its German office and liquidating its European subsidiaries. Earlier, in the first quarter of fiscal year 2000, the Company closed its United Kingdom and French offices. Upon appointment of the liquidators, the liquidators assumed control of IMSI's European subsidiaries. Therefore, the Company is no longer consolidating these subsidiaries within its financial statements. For the six months ended December 31, 1999, revenue from Europe was $3,078,000 and the operating loss was $54,000. For the three months ended March 31, 2000, the revenues and operating results were not material.

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

The following tables report the segment information (in thousands):

   Quarter Ended                ArtToday   Other North                                         Rest of    Elimina-
   March 31, 2000                 .Com       America          UK     Germany     Australia      World      tions         Total
--------------------------------------------------------------------------------------------------------------------------------
Net Revenues-external             $840       $ 1,948        $  --       $ --       $ 180        $ --       $   --       $ 2,968
            -internal               --            --                                --            --           --            --
Income (loss) before taxes         194        (5,629)          --         --        (152)         --           --        (5,587)
Income tax expense (credit)         --            --                                --             7           --             7
Net Income (loss)                  194        (5,629)          --         --        (159)         --           --        (5,594)
Identifiable assets               $544       $ 7,477        $  --       $ --       $ 112        $ --       $   --       $ 8,133

   Quarter Ended              ArtToday     Other North                                            Rest of    Elimina-
   March 31, 1999              .Com         America         UK         Germany      Australia      World       tions         Total
----------------------------------------------------------------------------------------------------------------------------------
     (restated)
Net Revenues-external        $     5        $  5,905      $  759       $   (50)       $ 379        $  280     $  --       $  7,278
            -internal             --              --          --            --           --            --        --             --
Income (loss) before taxes      (422)         (5,716)        175          (967)          --           119        --         (6,811)
Income tax expense (credit)       --           2,934          --            --            9            26        --          2,969
Extraordinary loss                --            (959)         --            --           --            --        --           (959)
Net Income (loss)               (422)         (9,609)        175          (967)          (9)           93        --        (10,739)
Identifiable assets          $   670        $ 21,307      $1,181       $ 2,102        $ 870        $1,014     $  --       $ 27,144


  Nine Months Ended           ArtToday     Other North                                         Rest of      Elimina-
   March 31, 2000              .Com          America        UK       Germany     Australia      World        tions           Total
-----------------------------------------------------------------------------------------------------------------------------------
Net Revenues-external         $ 2,147       $  8,028       $687      $ 1,696      $ 1,245        $1,081       $  --        $ 14,884
            -internal              --            712         --           --           --            --        (712)             --
Income (loss) before taxes        (24)       (16,191)       130         (124)         (52)          107          --         (16,154)
Income tax expense (credit)        --            503         --           --           23            (4)         --             522
Net Income (loss)                 (24)       (16,694)       130         (124)         (75)          111          --         (16,676)
Identifiable assets           $   544       $  7,477       $ --      $    --      $   112       $    --          --        $  8,133



  Nine Months Ended           ArtToday     Other North                                          Rest of     Elimina-
   March 31, 1999              .Com          America         UK        Germany     Australia     World       tions           Total
----------------------------------------------------------------------------------------------------------------------------------
     (restated)
Net Revenues-external          $ 303        $ 21,553       $2,455      $ 3,335      $1,773       $1,829         $--       $ 31,248
            -internal             --           2,003           --           --          --           --      (2,003)            --
Income (loss) before taxes      (515)        (14,294)          18         (655)        234          110          --        (15,102)
Income tax expense (credit)       --             (29)          --           --          27           60          --            (58)
Extraordinary loss                --            (959)          --           --          --           --          --           (959)
Net Income (loss)               (515)        (15,224)          18         (655)        207           50          --        (16,119)
Identifiable assets            $ 670        $ 21,307       $1,181      $ 2,102      $  870       $1,014         $--       $ 27,144

9.   BASIC AND DILUTED EARNINGS PER SHARE

Net loss and the weighted average number of shares outstanding (denominator) used to calculate basic earnings per share are reconciled to the number of shares used in calculating diluted earnings per share as follows (in thousands):

                                           Three Months Ended              Nine Months Ended
                                         -----------------------        ------------------------
                                                 March 31,                     March 31,
                                         -----------------------        ------------------------
                                           2000            1999           2000            1999
                                         --------        -------        --------        --------
                                                       (restated)                      (restated)
Net loss                                  $(5,594)      $(10,739)       $(16,676)       $(16,119)
                                          =======        ========        ========        ========
Shares used to compute basic
   EPS                                      7,286          6,364           7,136           5,939
Add effect of dilutive securities:
   Convertible Note                         2,250             --           2,250              --
   Warrants                                   298             30             298              30
   Stock options                            2,237            914           2,237             690
                                          -------        -------        --------        --------
Shares used to compute diluted
   EPS*                                    12,071          7,308          11,921           6,659
                                          =======        =======        ========        ========

* Not presented, as presentation would be anti-dilutive.

10.   COMPREHENSIVE INCOME (LOSS)

Comprehensive income includes changes in the balance of items that are reported directly in a separate component of stockholders' equity on the condensed consolidated balance sheets. The reconciliation of net loss to comprehensive loss is as follows (in thousands):

                                                    Three Months Ended             Nine Months Ended
                                                        March 31,                       March 31,
                                                  ----------------------        -----------------------
                                                   2000            1999            2000            1999
                                                  -------         -------        --------        --------
                                                                (restated)                      (restated)
Net Loss                                          $(5,594)       $(10,739)       $(16,676)       $(16,119)
                                                  =======        ========        ========        ========
Other comprehensive (loss) gain
   Foreign currency translation adjustments             2            (170)             12              29
                                                  -------        --------        --------        --------
Total comprehensive loss                          $(5,592)       $(10,909)       $(16,664)       $(16,090)
                                                  =======        ========        ========        ========


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

Our de-listing by Nasdaq may have an adverse and material effect on the price of IMSI's stock and on the ability of IMSI's shareholders to sell their shares. Securities laws could impose limitations on the liquidity of the common stock traded on the Pink Sheets. The de-listing could also adversely affect IMSI's ability to obtain additional debt and/or equity financing and may result in the reduction in the amount and quality of securities analyst and news media coverage of IMSI. De-listing is also a triggering event, allowing the holder of the convertible subordinated note owing to BayStar to declare all sums due and payable, as described in Note 6.

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

CVI

As a result of the partial conversion of the BayStar note in December 1999, CVI was entitled to an adjustment of the purchase price under its stock purchase agreement. In March 2000, CVI and IMSI agreed to an adjusted price of $2.00 per share, equivalent to the value at which Bay Star converted a portion of its convertible debt to common shares. As a result of this agreement, CVI was entitled to a total of 2,500,000 shares for its $5 million investment. Accordingly, IMSI issued CVI an additional 2,023,363 shares. Because the lowest trading price of IMSI's common stock from March 1999 to March 2000 was $0.625 per share, CVI could have been entitled to a total of 8,000,000 shares pursuant to the price adjustment provisions of the original agreement, not the 2,500,000 ultimately received. Since this resolution provides CVI with fewer shares than it was entitled to under the original agreement, IMSI did not book any additional charge. IMSI has no further obligation to issue any additional adjustment shares or to pay other consideration to CVI and is relieved of making any further payments to CVI in connection with not yet obtaining the effectiveness of the registration statement.


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

In May 2000, IMSI and the former Zedcor shareholders executed a Settlement Agreement and Mutual Release. This agreement stipulates that IMSI will issue to the former Zedcor shareholders an additional 185,005 shares in settlement and release of all claims between the parties. Under this agreement, the former Zedcor shareholders have no right or option to require any payment in cash or to receive additional shares. We have recorded a charge amounting to $139,000 in the fourth quarter of 2000 for the value of the shares issued.


StarBase

On April 5, 2000, IMSI received a letter from StarBase, which in March 1999 received 10,750 shares of common stock to satisfy a $121,000 debt, seeking a reinstatement of the debt due to the lack of registration of the shares issued to StarBase. The Company has reviewed this claim and believes that the agreement does not provide StarBase with the requested remedy. The

Company has received no further communications from StarBase. However, even if StarBase were to pursue its claim, any impact on the Company would be immaterial.

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

In April, IMSI and Imageline initiated negotiations to settle the award. The proposed settlement includes a cash payment of $170,000 upon execution of the agreement, three subsequent payment of $75,000, a consulting agreement, warrants, payment of legal fees and royalties on certain sales of MasterClips. While IMSI and Imageline appear to be close to agreement, there can be no assurance that the Company will successfully settle this matter.

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

                                   Three Months Ended March 31,                           Nine Months Ended March 31,
                         ------------------------------------------------     --------------------------------------------------
                          2000                        1999                      2000                          1999
                         -------------------        ---------------------     ----------------------        --------------------
                            $            %              $             %          $               %             $              %
                         ------        -----        -------         -----     --------         -----        --------         ---
Precision Design            592           20%         4,398            60%       4,703            32%          8,376          27%
Graphic Design            1,223           41%         2,334            32%       5,757            39%          8,950          29%
Business Applications       471           16%           568             8%       4,265            29%         11,665          37%
Utilities                   548           18%           688             9%       3,033            20%          3,635          12%
Other Products               85            3%           147             2%         984             7%          3,290          11%
Sales Reserves               48            2%          (857)          -12%      (3,857)          -26%         (4,668)        -15%
                         ------        -----        -------         -----     --------         -----        --------         ---
Net Revenues             $2,968          100%       $ 7,278           100%    $ 14,884           100%       $ 31,248         100%
                         ======        =====        =======         =====     ========         =====        ========         ===

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

Net revenues in all categories for both the three months ended and nine months ended March 31, 2000 declined from the revenues in the same periods last year. The declines reflect IMSI's decision, in January, to exit the retail software business and end all relations with the Company's channel resellers. While the Company is now attempting to rebuild these sales through licensing and republishing agreements, these efforts had no impact on third quarter 2000 sales revenues.

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

Revenues in the other products category decreased by $62,000 or 42% for the three month period ended March 31, 2000 as compared to the same period in fiscal year 1999. The decrease was primarily due to the discontinuation of products within this category.

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

On December 31, 1999, IMSI wrote down the entire inventory returned to IMSI by Tech data, which had been valued at $25,010 to zero.

PRODUCT COSTS

For the three months ended March 31, 2000, product costs decreased $3,780,000 to $1,295,000 as compared to $5,075,000 for the same period in 1999. The reduction in product costs is associated with the decrease in sales. As a percentage of revenue, product costs decreased from

69.7% to 43.6%, when compared to the same period in the previous fiscal year. This reflects in part the reduction in fixed product costs generated by the closing of the Company's Vacaville distribution center and the associated termination of employees. In addition the recognition of deferred revenues during the quarter ended March 31, 2000 were a greater proportion of total revenues than during the same quarter last year. Similarly, ArtToday accounted for a greater share of revenues this quarter, and their cost of sales is lower than the parent Company's.

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

SALES AND MARKETING

Sales and marketing expenses for the three months ending March 31, 2000 decreased $3,563,000 or 82.6% to $749,000 as compared to the same period in the previous fiscal year. Sales and marketing expenses for the nine months ending March 31, 2000 decreased $10,368,000 or 67.3% to $5,034,000 as compared to the same period in the previous fiscal year. As a percentage of net revenues, sales and marketing expenses for the three and nine month periods ending March 31, 2000, were 25.2% and 33.8%, respectively, as compared with 59.2% and 49.3%, respectively, for the previous fiscal year. The decrease in dollar and percentage amounts is primarily due to a reduction in advertising, marketing staff, merchandisers, corporate sales representatives and other sales overhead expenses. Sales and marketing expenses should continue to decline in future periods as a result of the Company's exit from the retail software business.

GENERAL AND ADMINISTRATIVE

General and administrative expenses for the three months ending March 31, 2000 decreased $368,000 or 16.7% to $1,833,000. For the nine months ending March 31, 2000, general and administrative expenses increased $983,000 or 17.1% to $6,726,000 compared to the same period in the previous fiscal year. The increase in the nine month period ended March 31, 2000 is due primarily to increased professional fees and legal expenses incurred in connection with our restructuring, the restatement of financial results, the Imageline arbitration and efforts to achieve effectiveness of our registration statements. This increase in general and administrative expenses also reflects higher accruals for bad debt expense associated with our exit from the retail software market.

General and administrative expenses for the three and nine month periods ending March 31, 2000, were 61.8% and 45.2 %, respectively, of net revenues. This compares with 30.2% and 18.4%, respectively, for the previous fiscal year. The large increases in general and administrative expenses as a percent of net revenue is primarily attributable to a lower net revenue base and the fixed nature of these expenses. Our wholly owned Internet subsidiary, ArtToday, had operating expenses of $478,000 that included general and administrative expense of $266,000. Due to employee layoffs and facility closures at IMSI in February 2000, general and administrative expenses declined significantly.

RESEARCH AND DEVELOPMENT

Research and development expenses for the three months ended March 31, 2000 decreased $1,102,000 or 54.9% to $907,000. For the nine months ending March 31, 2000, research and development expenses decreased $3,069,000 or 47.4% to $3,399,000. As a percentage of net revenues, research and development expenses for the three and nine month periods ending March 31, 2000, were 30.6% and 22.8%, respectively, as compared with 27.6% and 20.7%, respectively, for the previous fiscal year. The reduction in absolute amounts reflects the cost containment efforts, including a reduction in headcount, and the reduction in the number of products under development as part of the streamlining of IMSI's product offerings. The increase as a percentage of net revenues reflects the need to maintain a core research and development resource to implement IMSI's Internet strategy.

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

LOSS ON DISPOSITION OF FIXED ASSETS

During the nine months ended March 31, 2000, IMSI has undergone closure of facilities and significant personnel reductions. Consequently, a large percentage of the furniture and equipment are now surplus and will be liquidated. Additionally, building improvements have been abandoned and written-off.

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

For the three months ended March 31, 2000, IMSI had income tax expense of $7,000 at its Australian subsidiary. For the nine months ended March 31, 2000, IMSI has written-off all deferred benefits because of the uncertainty of the realization of any benefit as the Company continues to experience losses.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2000, we had $886,000 in cash and cash equivalents, a decline of $2,795,000 from our cash and cash equivalents balance of $3,681,000 at June 30, 1999. Working capital declined by $17,762,000 from a negative $1,227,000 at June 30, 1999 to a negative $18,989,000 at March 31, 2000.

Despite our net loss of $16,676,000 for the nine months ending March 31, 2000, operating activities used net cash of only $1,891,000 during this period. The lower amount is primarily due to the collection of accounts receivable, reduction in inventories, advance payments on republishing agreements and an income tax refund. In February, the Company received an additional $335,000 in income tax refunds bringing the total for the year to $3.7 million.
Our investing activities during the nine months ended March 31, 2000, generated net cash of $1,309,000. Sales of non-core product lines provided $1,555,000, and purchases of equipment and technology consumed $246,000.

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

OPERATING RESULTS REFLECT CONTINUED LOSSES IN THE THIRD QUARTER OF FISCAL 2000. IMSI continues to experience deteriorating operating results due to a variety of factors. The following table shows IMSI's operating income (loss) and net INCOME
(LOSS) for the periods presented (in thousands), as restated:

                                 OPERATING INCOME          NET INCOME
QUARTER ENDING                        (LOSS)                 (LOSS)
--------------                   ----------------          ----------
Fiscal 1998 (Restated)
  September 30                        $(4,668)               $(3,114)
  December 31                           2,140                  1,220
  March 31                              1,894                  1,000
  June 30                                 720                    524
                                     --------               --------
                                     $     86                  $(370)
                                     ========               ========

Fiscal 1999 (Restated)
  September 30                        $(1,483)               $(1,106)
  December 31                          (6,105)                (4,274)
  March 31                             (6,319)               (10,739)
  June 30                              (9,983)               (10,847)
                                     --------               --------
                                     $(23,890)              $(26,966)
                                     ========               ========

Fiscal 2000
  September 30                        $(2,814)               $(1,853)
  December 31                          (5,069)                (9,229)
  March 31                             (1,490)                (5,594)

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

DATE: August 10, 2000             INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.





                                  By: /S/  GEOFFREY KOBLICK
                                      ------------------------------------------
                                      Geoffrey Koblick
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)



                                  By: /S/ JEFFREY MORGAN
                                      ------------------------------------------
                                      Jeffrey Morgan
                                      Chief Financial Officer
                                      (Principal Accounting Officer)