Form 10-K
period 2000-06-30
INTERNATIONAL MICROCOMPUTER SOFTWARE INC /CA/
filed 2000-10-11
CIK 814929

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2000

                                       or

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

                                Yes [X]    No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of the voting stock of the registrant by non-affiliates of the registrant as of October 6, 2000 was approximately $2,714,290.

      As of October 6, 2000, 9,693,892 Shares of Registrant's common stock, no par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      3.01   Registrant's Amended and Restated Articles of Incorporation

      3.02   Registrant's Bylaws, as amended to date

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                             FORM 10-K ANNUAL REPORT
                        FOR THE YEAR ENDED JUNE 30, 2000

                                TABLE OF CONTENTS


                                     PART I
Item 1.   Business                                                             3

Item 2.   Properties and Facilities                                           12

Item 3.   Legal Proceedings                                                   12

Item 4.   Submission of Matters to a Vote of Security Holders                 13

                                     PART II

Item 5.   Market for the Registrant's Common Equity and
          Related Stockholder Matters                                         14

Item 6.   Selected Financial Data                                             15

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 16

Item 7a.  Quantitative and Qualitative Disclosures
          about Market Risk                                                   37

Item 8.   Financial Statements and Supplementary Data                         38

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                                 38

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant                  39

Item 11.  Executive Compensation                                              41

Item 12.  Security Ownership of Certain Beneficial
          Owners and Management                                               45

Item 13.   Certain Relationships and Related Transactions                     46

                                     PART IV

Item 14.  Exhibits, Financial Statements, Schedules,
          and Reports on Form 8-K                                             47

Signatures                                                                    79

Exhibit Index                                                                 80

                                     PART I

FORWARD-LOOKING INFORMATION

This Annual Report of International Microcomputer Software, Inc ("IMSI") on Form 10-K contains certain forward-looking statements, particularly those identified with the words, "anticipates," "believes," "expects," "plans," and similar expressions. These statements reflect management's best judgment based on factors known to them at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," generally, and specifically therein under the captions "Liquidity and Capital Resources" and "Future Performance and Additional Risk Factors" as well as elsewhere in this Annual Report on Form 10-K. Actual events or results may differ materially from those discussed herein. The reader should carefully consider the risk factors discussed under "Future Performance and Additional Risk Factors," among others, in evaluating the Company's prospects and future financial performance.

ITEM 1. BUSINESS

GENERAL

International Microcomputer Software, Inc. ("IMSI") was incorporated in California in November 1982. IMSI's objective was to develop and publish PC productivity software that extended the basic functionality of PCs beyond the word processing, spreadsheet, electronic mail and database applications provided by standard office productivity software suites. The Company designed its products to enhance PC functionality by providing and/or expanding capabilities in areas such as precision drawing, graphics, forms automation, project management and scheduling. Over the next 16 years, IMSI became a leading developer and publisher of productivity software in the precision design, graphic design, business applications and utilities categories. By the end of 1998, IMSI marketed and distributed its products worldwide primarily through the retail channel. The Company's corporate headquarters were in San Rafael, California, and the Company also maintained subsidiary and branch offices in the United Kingdom, Germany, Australia, South Africa, France, Sweden, and Canada.

In 1998 IMSI formulated a new strategy to transition from sales of boxed product through the retail channel to Internet sales and to migrate the Company's core products and content in the design and graphics categories to the Internet. Since 1998, IMSI has accomplished a major restructuring and refined the Company's strategy to focus on the Company's core capabilities in the design and graphics software categories and to utilize the marketing expertise developed over the last eighteen years. Today, IMSI's corporate headquarters are in Novato, California and the Company maintains a branch office in Australia. The offices of the Company's wholly owned subsidiary, ArtToday.com, are in Tucson, Arizona.

BACKGROUND

From the start, IMSI pursued the Company's objective of developing and publishing PC productivity software. In the early years, IMSI used primarily direct marketing programs to sell the Company's products. This was consistent with the nature of the industry and appropriate to the Company's customers, which were primarily professionals and small to medium-sized businesses in categories under-served by major software vendors.

In July 1987, IMSI completed its initial public offering, raising net proceeds of approximately $2,600,000. The Company utilized the proceeds in part to expand IMSI's efforts to create product franchises by developing, licensing or acquiring products in categories where it believed it could capture market share with better technology, lower prices, or a more extensive distribution network. In August 1988, the Company acquired Milan Systems America, Inc. and the rights to TurboCAD. In September 1995, IMSI acquired the rights to the FloorPlan product line from Forte/ComputerEasy International, Inc.. On September 30, 1997, the Company acquired the rights to established products, Corel Flow, Corel Family Tree, and Lumiere, and four in-process technologies, CorelCAD, Click and Create, VisualCADD and Corel Personal Architect in the CAD, diagramming and consumer categories from Corel.

During this same period of expansion, IMSI began to diversify the Company's marketing and selling activities. In 1992, IMSI began to pursue sales in the retail channel. The Company continued to employ direct marketing techniques to sell the Company's products to software retailers. In addition, IMSI began to utilize sales representative firms to expand the retail distribution of its products.

In 1995, IMSI established the objective of becoming a leader in the rapidly consolidating software market by building an extensive network of domestic and international distribution. Over the next three years, IMSI achieved significant success. In

IMSI's best-known product families, the Company had established well-known, successful software products. They included TurboCAD and FloorPlan in the precision design category, MasterClips, in the graphic design category, and Org Plus and FormTool in the business applications category. IMSI was selling its products in 10 languages in more than 40 countries, primarily through large distributors in the retail channel. In addition, the Company sold directly to the corporate, education and government markets as well as to other consumers through strategic partners, direct mail and email.

In 1998, IMSI formulated a strategy that focused on two objectives, both related to the Internet:

        - Transition from sales of boxed product through the retail channel to Internet sales.

        - Migrate the Company's core products and content in the design and graphics categories to the Internet.

This strategy was in response to the rapidly changing environment in the software development and publishing business and the very significant potential in the Internet businesses. Increased competition, the growing dominance of companies much larger than IMSI, and the need to grant large rebates, allowances and return privileges to retain major customers' business caused very significant reductions in net sales and in gross profit margins. By moving to an Internet sales strategy, IMSI believed it could reduce costs, eliminate the problems associated with selling through large resellers and offer customers lower prices. In October 1998, IMSI acquired all of the outstanding stock of Zedcor, Inc., an Internet provider of art and visual content and owner of the website, ArtToday.com. In November 1999, Zedcor Inc. changed its name to ArtToday.com.

On June 24, 1999, IMSI announced a plan of restructuring to stem large and growing losses and to generate cash to meet the Company's operating needs. The restructuring plan included four major components:

        -       Outsource manufacturing and warehouse operations

        -       Consolidate facilities

        -       Reduce personnel

        -       Divest non-core products and focus on high margin product lines

In addition, IMSI launched efforts to sell ArtToday.com to generate cash to fund operations and the development of IMSI's planned precision design Internet site, Design.NET. While selling ArtToday.com was not consistent with the 1998 strategic plan, the need to generate cash was paramount.

During the next six months, the deterioration of the Company's operating results and financial condition accelerated. The traditional network of domestic and international retail relationships, which continued to be IMSI's primary source of revenues, was generating poor results compared to prior years. In addition, the costs of selling to large distributors, which included product returns, price protection, rebates and coop advertising, were increasing. In January 2000, an arbitrator awarded Imageline, Inc. $2.6 million against IMSI for intellectual property violations and attorneys' fees. The award is comprised of $1.2 million in actual damages, $1.2 in punitive damages and $0.2 million in attorneys' fees. This award caused the cancellation of a substantial offer to purchase ArtToday.com. These events forced IMSI to take even more drastic measures to reduce costs and conserve cash. On January 28, 2000, IMSI announced that it was exiting the retail software business, closing the European, Canadian and South African offices and liquidating those subsidiaries and branch operations.

In February 2000, the Board of Directors and the President and CEO resigned. A new Board of Directors and management team initiated efforts to stabilize operations, re-establish profitability and positive cash flow, grow ArtToday.com and accelerate the development of Design.NET. In addition, IMSI retained the investment-banking firm, Heartland Financial, to explore alternatives for raising capital and increasing shareholder value. In addition to the sale of product lines, the alternatives explored included the sale of either or both of the Company's Internet business units, the restructuring of debt, and the infusion of new capital. On February 18, 2000, under the guidance of CMA Business Credit Services, IMSI held a formally noticed general meeting of the Company's creditors. At this meeting, the creditors elected a committee to represent their interests. The committee agreed to grant IMSI a 120-day standstill period to prepare and present a plan to the creditors for paying off its debts. Since August, the committee has extended the standstill period on a month-by-month basis as long as IMSI continues to demonstrate progress in resolving the Company's liquidity and capital structure problems.

During the last five months of fiscal 2000, IMSI has stabilized operations, reduced the rate of operating losses and improved the Company's cash position. In January IMSI executed cost reduction plans and succeeded in further reductions of its general operating expenses. By the end of February, IMSI had terminated 120 employees, 30 more than contemplated in the June 24, 1999 restructuring plan. To re-establish sales, IMSI focused on building relationships with online resellers and distributors. Also, IMSI executed a number of licensing and re-publishing agreements to re-establish a presence in the traditional retail sales channel, but without the product return, price rebate and coop-advertising problems of selling directly to major resellers. In addition, IMSI initiated programs to build an Internet based revenue stream from the Company's visual content website, ArtToday.com, and the new precision design websites, FloorPlan.com and Turbocad.com. The fourth quarter results reflect the Company's progress. IMSI generated an operating profit of $1.4 million for the quarter ended June 30, 2000, which compares to an operating loss for the previous quarter of $1.5 million. Of greater importance, during the quarter ending June 30, 2000, IMSI's cash balance increased by $0.6 million to $1.5 million.

STRATEGY

IMSI's objective is to successfully transition from a productivity software company to a company that provides a community and destination website in the graphic design market and web-enables IMSI's precision design software. The Company will then license this precision design Internet capability to major companies in the home improvement and related industries. The Company's strategy to achieve this objective includes the following key elements:

Restore Profitability and Positive Operating Cash Flow - Establish a level of sales of IMSI's productivity software sufficient to fund the Company's operating costs and maintain tight control over those operating costs. Since January 2000, IMSI has executed republishing agreements to re-establish sales through the retail channel in the United States, Europe, the Middle East and Africa. In addition, the Company is attempting to grow direct sales to end-users through the Internet and through email, direct mail and other direct marketing programs. IMSI will continue to develop new versions of the Company's leading software to expand sales of these core products.

Graphic Design - Grow ArtToday.com by adding new customers, increasing advertising and e-direct revenues and expanding the website to offer pay-per-download sales of high quality, professional images. PC Data Online ranks the top 10,000 Internet sites and ArtToday.com is ranked number 367 overall, making it the highest-ranking graphics site (January 2000 data). ArtToday.com has 1.9 million subscribers, over 125,000 paid subscribers and 1.5 million unique visitors per month, and it offers users access to more than 1.4 million graphic images, web art, photos, fonts, and animations. The Company plans to invest in equipment, content and people to add over 2 million images and substantially increase its customer base. ArtToday.com has developed the technology to act as a content broker for design professionals who are interested in selling their work on a pay-per-image basis, and the Company will launch this service in October 2000.

Precision Design - Develop an online design and visualization tool, Design.NET, that will allow users to design homes and offices on the Internet, lay out floorplans using 3D images of furniture, fixtures and finishes, and perform photo-realistic walkthroughs using their web browser. The technology is based on the functionality of IMSI's FloorPlan and TurboCAD software. IMSI's strategy is to license the Design.NET technology to industry leaders in major market segments. Target licensees include online and brick-and-mortar businesses with websites related to home or office design. These include retailers, manufacturers and distributors of home, office and building products - as well as furniture, appliances, fixtures and art.

Complete the Transition Out of Non-Core Products - Sell or license non-core products to generate cash to fund IMSI's transition to the Internet as well as meet interim operating costs.

PRODUCTS

PRECISION DESIGN

IMSI's precision design products accounted for 26%, 35% and 25% of the Company's net revenues in fiscal 2000, 1999 and 1998 respectively. IMSI's precision design products include the following:

- TURBOCAD is a CAD software product that allows a user to create precision drawings. TurboCAD offers comprehensive functionality for the technical professional combined with ease-of-use for the novice user. TurboCAD is used by architects, engineers, and contractors in small and medium-sized businesses, as well as by workgroups within many large corporations such as Pennzoil, Dow Chemical, Bechtel, Babcock & Wilcox, Houston Power & Lighting, and Motorola. TurboCAD includes integrated 3D construction capabilities, file compatibility with other CAD software (including AutoCAD by Autodesk), and integrated raster-to-vector conversion. TurboCAD v6 Professional includes a software development kit that permits end-user and third-party developer customization of the software.

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

GRAPHIC DESIGN.

IMSI's visual content products include art images, photographs, video clips, animations and fonts stored in electronic form that enhance communication by making online, onscreen and printed output more visually appealing. Graphic design products accounted for 31%, 34% and 30% of IMSI's net revenues in fiscal 2000, 1999 and 1998 respectively. The Company's visual content products include the following:

        - MASTERCLIPS PREMIUM IMAGE COLLECTION includes collections of up to 1,250,000 unique art and photographic images. MasterClips Premium Image Collection products include a browser, clip art editor and design guide.

        - ARTTODAY ONLINE offers a collection of approximately 1.4 million downloadable images on line at www.arttoday.com for an annual subscription fee.

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

BUSINESS APPLICATIONS

IMSI's business applications products include business graphics and general office products. These products accounted for 26%, 21% and 14% of IMSI's net revenues in fiscal 2000, 1999, and 1998 respectively. The Company's business applications products include the following:

        - ORG PLUS is an application designed for creating professional organization charts. Org Plus completely automates chart creation so that no drawing or manual positioning of boxes is required. Org Plus features automated sorting and drag and drop capabilities.

        - FLOW! enables general business users to create a wide variety of diagrams, including flowcharts, organization charts, timelines, block diagrams, geographic maps and marketing charts. Flow! also includes features that allow the user to enhance the information content of diagrams. Flow! users can link diagrams to databases and associate non-graphical data with shapes within a diagram.

        - MASTERPUBLISHER is a desktop publishing suite that allows users to create custom, high-quality publications for both business and personal use. MasterPublisher's design and layout tools include fonts, professionally drawn images and hundreds of useful templates. Completed documents can be published on the World Wide Web.

        - HIJAAK is a professional 32-bit graphics toolkit that allows users to convert, manage and view over 115 graphics file formats including 3D and full Postscript files.

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

UTILITIES PRODUCTS. The Company's utilities products enable the more efficient and secure use of PCs. These products accounted for 16%, 10% and 19% of IMSI's net revenues in fiscal 2000, 1999 and 1998 respectively. The utilities products include the following:

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

OTHER PRODUCTS. IMSI also markets other products, including primarily EASY LANGUAGE (which was sold by IMSI in August 1999 for $1.7 million to Lernout and Hauspie) and MICROCOOKBOOK for recipe and menu planning, which is now being sold by the Company's republishers.

SALES AND DISTRIBUTION

Through the second quarter of fiscal 2000, IMSI sold its products worldwide primarily to small to medium-sized businesses, professionals and consumers through the retail channel. On January 28, 2000, IMSI announced that it was exiting the retail software business, and the Company terminated all distribution agreements. In February, the Company's new management began to seek licensing and republishing agreements in the United States and Europe to re-establish sales through the retail channel. In previous years, IMSI utilized direct mail and email in the consumer, corporate, education and government markets, and the Company sold product via the Internet. Under the Company's revised strategy, IMSI is placing much greater emphasis on direct mail and email. Significantly increasing sales via the Internet is a primary IMSI objective.

RETAIL. In North America, until January 2000, IMSI sold its products primarily through a network of distributors, including Ingram Micro, Merisel, GT Interactive, Tech Data and Navarre, which in turn distributed IMSI's products to over 12,000 retail stores in North America, such as Staples, Office Depot, OfficeMax, PriceCostco, Sam's Club, CompUSA, Micro Center, WalMart and Best Buy. Internationally, IMSI sold its products in more than 40 countries through a network of subsidiary offices and distributors. In addition, IMSI had direct purchase agreements with major retailers such as Electronics Boutique, Hastings, Musicland and Babbages. IMSI and its distributors also sold the Company's products through catalog resellers and online stores. No customer accounted for more than 10% of net revenues in fiscal 2000. Ingram Micro represented 18.3% and 20.4% and Tech Data represented 9.0% and 12.7% of IMSI's net revenues for fiscal 1999 and 1998 respectively. No single direct-to-retail customer accounted for more than 10% of IMSI's net revenues in fiscal 2000, 1999 or 1998.

IMSI's agreements with its distributors were generally non-exclusive and could be terminated by either party without cause. The Company's distributors could decide not to continue carrying IMSI's products due to declining sales revenue. Also, IMSI's distributors were not within the Company's control, were not obligated to purchase IMSI's products and could represent other vendors' product lines, including competing products. On September 27, 1999, one of IMSI's primary distributors, Tech Data, terminated its agreement with IMSI.

IMSI's return policy allowed the Company's distributors, subject to certain limitations, to return purchased products primarily in exchange for new products or for credit towards future purchases as part of stock balancing programs. In addition, IMSI provided price protection to its distributors when it reduced the price of its products. End users could return products through dealers and distributors within a reasonable period of time from the date of purchase for a full refund. Retailers could return older versions of products. Product returns often occurred when IMSI introduced upgrades and new versions of products or competitive products were introduced into the market. While IMSI will not be directly involved with these risks and costs because of the Company's new distribution strategies, the Company's licensees and republishers will face these risks, and the costs associated with these risks could significantly reduce the profitability of these agreements.

In March 2000, IMSI executed an agreement with ValuSoft to republish and sell the company's software products to major retailers in North America. Under this agreement, ValuSoft performs all of the manufacturing, assembly, packaging, sales and distribution of IMSI's products to the retailers. In return, IMSI receives a 15% royalty payment with a minimum guaranteed royalty of $1.3 million over the next sixteen months. While the risks described above and the costs associated with those risks will affect net revenues realized by republishers, and IMSI's royalties, IMSI no longer must estimate these costs when preparing the Company's financial statements.

IMSI executed similar exclusive republishing agreements internationally, during the second half of fiscal 2000. The company granted the exclusive rights to manufacture and distribute its products to AB Soft in France and French speaking countries; MicroBasic in Germany, Austria and Switzerland; MediaGold in all other European countries, the Middle East and Africa. All of these international republishing agreements call for royalty payments of 15% of net sales with a combined minimum guaranteed royalty of $370,000 over the next twelve months.

Net sales are defined as gross sales less any potential returns, rebates, price protection and other deductions the republisher might provide to retailers. While the risks associated with these deductions would still affect the republisher's net revenues and consequently IMSI's royalty income, the guaranteed royalty payments will set a ceiling to the costs associated with those risks.

DIRECT MAIL. IMSI conducts direct mail campaigns to existing customers for new products and upgrades of existing products. These mailings generally offer a specially priced specific product, as well as complementary or enhanced products for a further charge. IMSI's database of registered users includes 900,000 customers worldwide. Direct mail sales represented approximately 10%, 11% and 11% of IMSI's net revenues in fiscal 2000, 1999 and 1998, respectively.

CORPORATE. IMSI believes that certain of its products, particularly TurboCAD, TurboProject, Org Plus and Hijaak are well suited for use within larger corporations. Over the past year, IMSI has sold site licenses to some large companies, including Fortune 100 companies. IMSI markets to these corporations through a combination of telemarketing, mailings and emailing.

INTERNET. A key emphasis of IMSI's revised sales strategy is to significantly increase the marketing of its products via the Internet. The Company sells from its own websites, as well as through strategic partnerships with online resellers such as America Online, Buy.com, Outpost.com, Beyond.com, Egghead.com and Digital River. Until this year, net revenues from this distribution channel were not significant. In March, IMSI executed a new agreement with Digital River with the intent to very significantly increase sales. In the fourth quarter of fiscal 2000, sales through Digital River accounted for approximately 11% of total fourth quarter sales.

MARKETING

IMSI's marketing efforts include online retail marketing and merchandising. These efforts are directed at strengthening IMSI's product and corporate brands, building customer loyalty, maximizing upgrade and repeat purchases and developing incremental revenue opportunities. IMSI also seeks to increase market share and brand recognition through public relations activities and participation in popular trade and computer shows.

CUSTOMER SUPPORT

IMSI provides customer support to its end-users by telephone, email and through numerous online options. Telephone technical assistance is available for key products at no charge for the first 5 minutes and then $5 for each additional five-minute increment or portion thereof. IMSI also offers quality customer support on its website by offering answers to frequently asked questions, providing product discussion forums and making intelligent help and search engines available. In addition, several newer products released by IMSI contain an online link to web-based support that automatically updates or patches the user's software via the web.

PRODUCT DEVELOPMENT

In the past, IMSI maintained a very active product development program. The Company targeted PC applications that had been under-served by major software vendors but that had immediate benefits and appeal to a broad variety of users, particularly professionals and small and medium-sized businesses. IMSI developed products primarily for the Microsoft Windows platform and, in some cases, for the Macintosh operating system.

Now, the Company's product development program is focused on a few key software products and the Internet. In May 2000, IMSI released version 6.5 of the Company's popular TurboCAD program, and IMSI plans to release version 7 in the next several months. In addition IMSI is developing TurboCAD for the Linux operating system.

Product upgrades and their introduction dates in fiscal year 2000 were:

        FormTool v4                        September 1999
        FormTool v4 Express                October 1999
        FloorPlan v5                       September 1999
        HiJaak v5 Professional             July 1999
        HiJaak v5 Standard                 July 1999
        TurboCAD v6.5 Professional         March 2000
        TurboCAD v6.5 Standard             March 2000
        TurboCAD Lofting Tool              October 1999
        Net Accelerator v3                 February 2000

In February 2000, IMSI formed a new product line group to develop Design.NET, a website that will have the functionality of IMSI's FloorPlan and TurboCAD software. This new product line group includes six full time development personnel and four contractors in several locations.

IMSI generally creates product specifications and manages the product development and quality assurance process from its offices in Novato, California. Most program coding and quality testing is performed using contract programmers in development centers in Russia. Contract programmers located outside the United States are generally dedicated on a full-time basis to IMSI's products. The cost of programmers in foreign countries is generally lower than programmers available in the United States. In addition, programming talent is generally more available outside the United States than in the United States where the market for programmers is highly competitive. IMSI makes extensive use of the Internet and Internet-based development tools to facilitate programming in remote locations.

IMSI's general policy is to own, either through internal development or acquisition, the core technology of the Company's principal products. Where appropriate, IMSI augments its core technology with licensed technology. IMSI possesses and is continually enhancing its core technology in vector graphics, precision design, and project and time management processes.

As of June 30, 2000, IMSI had 20 employees in the Company's product development organization, and IMSI contracted with approximately 25 independent contractors, substantially all of whom were located overseas. IMSI's research and development expenses totaled $4.0 million, $8.1 million and $8.6 million (excluding purchased in-process research and development expenses) for fiscal 2000, 1999 and 1998 respectively.

ACQUISITION AND LICENSING

Historically, IMSI created new product franchises in part by licensing and acquiring products in growing segments of its existing product categories where it believed it could capture market share with better technology, lower prices and extensive distribution. The Company sought to acquire or license early stage products, where it could add value through IMSI's global distribution network and development resources. The Company targeted product or company acquisitions or product or technology licenses when time-to-market or cost considerations outweighed the value of developing the product in-house or where IMSI did not have the necessary development expertise. Due to the skills, infrastructure and expense required to market software products effectively, software developers frequently approached IMSI to license or acquire their products. In addition, from time to time, larger companies approached IMSI with products that they wished to divest. However, as part of IMSI's restructuring plan announced on June 24, 1999, the Company reduced its gross product SKUs by approximately 75% in order to concentrate more fully on the strongest core products. IMSI plans to continue to divest non-core products when opportunities to do so are presented. Toward this end, IMSI sold its Easy Language product line for $1.7 million in August 1999 and, in February 2000, sold People Scheduler to Adaptive Software Corporation for $0.1 million. Also, in fiscal 2000, IMSI executed the following worldwide, non-exclusive licensing agreements: Flow! and TurboProject for $0.7 million to Corel Corporation, Lumiere to Jasc Software for $0.1 million and Masterclips to Sierra Online for an estimated minimum of $1.2 over the two year term of the agreement.

The Company acquired the technology for TurboCAD Solid Modeler and 3D Modeler, Visual CADD, FloorPlan Design Suite, Lumiere and HiJaak. IMSI licenses and acquires visual content from third parties, including artists, photographic agencies and visual content aggregators. Where feasible, IMSI endeavors to acquire images on a perpetual, worldwide basis and with electronic download rights. The licenses have terms ranging from one year to perpetual and are generally not exclusive. Licensing fees associated with licensed technology are generally paid by way of sales-based royalties, which are included in product costs.

OPERATIONS

IMSI controls the purchasing, inventory and marketing associated with its products from its headquarters in Novato, California. The Company's product development organization produces master diskettes or CD-ROMs and the documentation for each product. Until April of fiscal 2000, IMSI warehoused and shipped the final products from its Vacaville, California facility, as well as from various international locations. IMSI also contracted with third parties in Europe to handle the duplication, printing, packaging and fulfillment of a number of its products intended for international distribution.

As part of its June 1999 restructuring plan, IMSI decided to close the Company's warehouse facility in Vacaville and to out-source the Company's operations. In July 1999, IMSI and DisCopyLabs ("DCL") finalized an agreement whereby DCL would gradually assume all of IMSI's U.S. fulfillment, warehousing, and product shipping duties. Under this agreement, DCL would charge IMSI per-unit fees for its services. In March 2000, IMSI terminated the agreement with DCL, because both companies agreed that the volumes did not support the agreement. The Company then leased space from MicroWeb, a fulfillment and storage company, and transferred the inventories to their Benicia facility. A two person IMSI staff performs the Company's limited fulfillment and shipping activities at MicroWeb. Also, when required, MicroWeb can provide the services previously performed by DCL for a fee. In April 2000, IMSI vacated the Vacaville warehouse.

Licensees and republishers are responsible for duplication of diskettes or CD-ROMs, printing the documentation, packaging the products and fulfilling and shipping the sales orders for pre-packaged software. Under the Company's agreement with ValuSoft, IMSI can purchase ValuSoft product for sales to IMSI's direct customers.

IMSI has multiple sources of supply for substantially all product components. To date, IMSI has not experienced any material difficulties or delays in the printing, packaging or assembly of its products.

COMPETITION

The PC productivity software industry and the Internet are both highly competitive and characterized by rapid changes in technology and customer requirements. The rapid pace of technological change constantly creates new opportunities for existing and new competitors and can quickly render existing technologies less valuable. Important factors in both industries include product features and functionality, quality and performance, reliability, brand recognition, ease of understanding and operation and advertising. In the productivity software industry important factors also include dealer merchandising, access to distribution channels and retail shelf space, marketing, pricing, availability and quality of support services. These competitive factors will require that IMSI enhance its core productivity software products, successfully execute the Company's Internet strategies and implement effective marketing and sales programs all on a timely basis. Many of IMSI's current and potential competitors in both industries have larger technical staffs, more established and larger marketing and sales organizations, significantly greater financial resources, greater name recognition and better access to consumers than does IMSI. The Company's relatively small size and very limited resources could adversely affect IMSI's ability to compete with these larger companies.

There has been a consolidation among competitors in the market for IMSI's software productivity products. Each of IMSI's major software productivity products competes with one or more products from one or more major independent software vendors. IMSI products and their competition are illustrated in the following table:


IMSI PRODUCT             COMPETING PRODUCTS
------------             ------------------
TurboCAD                 AutoCAD from Autodesk Inc.
FloorPlan                3D Architect from Mattel
                         Home Architect from Sierra Online
                         Punch Software's Home Design Suite
TurboProject             Microsoft Project
MasterClips              ClickArt from Mattel
                         MegaGallery from Corel Corporation
                         Art Explosion from Nova Development

The software industry and the Internet have limited barriers to entry. IMSI believes that competition will continue to intensify as a number of software companies extend their product lines into additional product categories and as additional competitors enter both markets. In addition, widespread use of the Internet has reduced barriers to entry in the software market by allowing software developers to distribute their products online without relying on access to traditional distribution networks. As a result of the proliferation of competing software developers, more products are competing for limited shelf space. IMSI cannot assure investors that the Company's products will achieve and/or sustain market acceptance and generate significant levels of revenues in future periods or that IMSI will have the resources required to compete successfully in the future.

The markets for IMSI's productivity software products are characterized by significant price competition, and IMSI expects it will continue to face increasing pricing pressures. In response to such competitive pressures, IMSI has reduced the price of some of its products. Product prices may continue to decline and the Company may not be able to respond to such declines with additional product price reductions. If IMSI significantly reduces the prices of one or more of the Company's products, there can be no assurance that such price reductions would result in an increase in unit sales volume. Prolonged price competition would have a material adverse effect on IMSI's operating results, including reduced profit margins and loss of market share.

Approximately 47% of IMSI's revenues were derived from sales of the TurboCAD, FloorPlan and MasterClips product lines in fiscal year 2000 as compared to 67% in fiscal year 1999. Sales of TurboCAD and MasterClips significantly declined in fiscal year 2000, from $20 million to $7.5 million, primarily due to lower unit sales. A continued decline in TurboCAD and MasterClips sales, a decline in FloorPlan sales, or a decline in the gross margin on one or more of these products could worsen IMSI's results of operations. Thus, IMSI may be more vulnerable to market declines and competition in the markets for such products than companies with more diversified sources of revenues.

On the Internet, there are approximately 1,000 graphic sites. Approximately 90% of those sites are vanity sites that do not generate significant revenues. The remaining 10% can be segmented into those that sell content, those that sell software and those that leverage traffic for banner advertising revenues.

        - Content sellers: Corel, Corbis, Getty PhotToGo, PhotoSpin, WebSpice, IMSI and ArtToday.com, NOVA, and ZOOM.

        -       Software sellers: Adobe, Corel, ACDSee and Jasc.

        - Advertising: About, CreativePro and many small independent sites.

While none of the above named competitors can match ArtToday.com in terms of numbers of visitor/member traffic and page impressions, they are significantly better funded, have superior technology or higher quality images. There is, therefore, the risk that these better funded competitors could duplicate ArtToday.com's strategy and reduce its market share. Recently, Getty expanded its mission with the acquisition of Eyewire.com, a graphics community and stock photography catalog reseller.

Possible competition for ArtToday.com could also come from the large "horizontal" sites, such as Yahoo, AOL and About. While these companies are now limited by a lack of the content depth that is demanded by graphics professionals, they have the financial resources, technical capabilities and market penetration to quickly diminish ArtToday.com's current market advantage.

Competition for Design.NET includes several developers currently selling CAD and 3D home design software applications for desktop PC's. These include AutoCAD, which is the leader in architectural CAD software; Punch, which is the current leader in desktop floorplan software and Broderbund, which was the former leader in desktop floorplan software. Each of these companies with their superior funding, name brand recognition and market position could beat IMSI to the market and make it difficult to establish a profitable business. Similarly, there are several websites selling selected furniture online using 2D design models with some success. These include www.living.com, which was recently acquired by Amazon, and www.goodhome.com, which is a spin-off from Mattel Interactive. These companies have the resources and market position to prevent IMSI from successfully executing the Design.NET strategy.

PROPRIETARY RIGHTS AND LICENSES

IMSI's ability to compete effectively depends in part on the Company's ability to develop and maintain proprietary aspects of IMSI's technology. To protect the Company's technology, IMSI relies on a combination of copyrights, trademarks, trade secret laws, restrictions on disclosure and transferring title and other methods. IMSI holds no patents, and existing copyright and trade secret laws afford only limited protection. IMSI also generally enters into confidentiality or license agreements with the Company's employees and consultants, and controls access to and distribution of IMSI's documentation and other proprietary information.

Despite the foregoing precautions, it may be possible for a third-party to copy or otherwise obtain and use IMSI's products or technologies without authorization, or to develop similar technologies independently. IMSI does not include in its products any mechanism to prevent or inhibit unauthorized copying. Policing unauthorized use of IMSI's technology is difficult, and while IMSI is unable to determine the extent to which piracy of its products exists, software piracy can be expected to be a persistent problem. If a significant amount of unauthorized copying of IMSI's products were to occur, IMSI's business, operating results and financial condition could be adversely affected. In addition, effective copyright, trademark and trade secret protection may be unavailable or limited in certain foreign countries, and the global nature of the Internet makes it virtually impossible to control the ultimate destination of IMSI's products. There can be no assurance that the steps taken by IMSI will prevent misappropriation or infringement of its technology. In addition, litigation may be necessary to protect IMSI's trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources that could have a material adverse effect on IMSI's business, operating results and financial condition.

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

As the number of software products in the industry increases and the functionality of these products further overlaps, software developers and publishers may increasingly become subject to infringement claims. From time to time, IMSI has received, and may receive in the future, notice of claims of infringement of other parties' proprietary rights. Although IMSI investigates claims and responds as it deems appropriate, there can be no assurance that infringement or invalidity claims (or claims for indemnification resulting from infringement claims) will not be asserted or prosecuted against IMSI. Regardless of the validity or the successful assertion of such claims, IMSI would incur significant costs and diversion of resources with respect to the defense thereof, which could have a material adverse effect on IMSI's business, operating results and financial condition (see Item 3, "Legal Proceedings" on page 12). If any valid claims or actions were asserted against IMSI, the Company might seek to obtain a license under a third party's intellectual property rights. There can be no assurance, however, that under such circumstances a license would be available on commercially reasonable terms, or at all.

EMPLOYEES

As of June 30, 2000, IMSI had 57 employees, including 19 in sales and marketing, 20 in product development, 5 in operations and 13 in administration and finance. All of the employees are located in the United States with the exception of one employee in Australia. In addition, IMSI has approximately 25 Russian software developers working as contractors under a software development contract. None of IMSI's employees are represented by a labor union and IMSI has experienced no work stoppages. Domestically, between July 1, 1999 and June 30, 2000, IMSI eliminated 66 employees' positions, and subsequently rehired eight to support efforts to rebuild sales and operations. In addition, during the same period an additional 75 domestic employees resigned.

IMSI's success depends to a significant extent upon the performance of the Company's executive officers and key technical personnel. IMSI's large losses, uncertain financial situation and headcount reduction may have hurt employee morale and caused employees concern about the Company's viability. IMSI has lost, and may continue to lose, key personnel due to these events.

ITEM 2. PROPERTIES AND FACILITIES

IMSI's principal administrative, sales and marketing, as well as certain research and development facilities are located in Novato, California, now occupying approximately 5,000 square feet of office space. In April 2000, IMSI shut down its warehouse facility in Vacaville, California and established a fulfillment services arrangement with MicroWeb in Benecia, California. ArtToday.com's offices are located in Tucson, Arizona where the Company occupies approximately 5,000 square feet of office space. IMSI also occupies approximately 350 square feet of leased office space in Alexandria, Australia in which is conducts its Australian sales operations.

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

On August 12, 1999 Imageline filed a counterclaim in the arbitration, alleging breach by IMSI of an agreement between the parties, including unauthorized sublicensing, and instituting arbitration proceedings without notice and the opportunity to cure. Imageline requested liquidated damages, alleged to be more than $200,000, compensatory damages of at least $500,000, punitive damages, legal fees, interest and costs. On January 14, 2000, Imageline, Inc. received a $2.6 million arbitration award against IMSI for intellectual property violations and attorney's fees. The award is comprised of $1.2 million in actual damages, $1.2 in punitive damages and $0.2 million in attorneys' fees. IMSI is appealing the award in the federal district court in Richmond, VA.

In April 2000, IMSI and Imageline initiated negotiations to settle the award. The original proposed settlement included a variety of considerations, including a cash payment of $170,000 upon execution of the agreement, three subsequent payments of $75,000, a consulting agreement, warrants, payment of legal fees, and royalties on certain future sales of Masterclips. Since that original proposal, IMSI and Imageline have continued discussions, and IMSI is now proposing a larger cash payment but the elimination of the other considerations. While IMSI and Imageline are continuing negotiations, there can be no assurance that the Company will successfully settle this matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fiscal year ended June 30, 2000.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

On November 24, 1999 Nasdaq granted IMSI an exception from the net tangible asset listing requirement, allowing IMSI to transfer from the Nasdaq National Market to the Nasdaq Small Cap Market, with the symbol IMSIC. IMSI transferred to the Nasdaq Small Cap Market on November 30, 1999. To maintain the Company's listing on the Nasdaq Small Cap Market, IMSI was required to file on or before January 31, 2000 reports evidencing at least $7 million in net tangible assets with the Securities Exchange Commission ("SEC") and Nasdaq. IMSI notified Nasdaq on January 28, 2000 that the Company was not able to achieve this requirement. On January 31, 2000, IMSI was de-listed from the Nasdaq Small Cap Market and on February 25, 2000, began trading on the OTC Bulletin Board with the symbol IMSIE. On March 28, 2000, IMSI was de-listed from the OTC Bulletin Board and began trading on the National Quotation Bureau Pink Sheets, because the Company had failed to file its December 31, 1999 Form 10-Q on a timely basis.

The Company's de-listing by Nasdaq may have an adverse and material effect on the price of IMSI's stock and on the ability of IMSI's shareholders to sell their shares. Securities laws could impose limitations on the liquidity of the common stock traded on the Pink Sheets. The de-listing could also adversely affect IMSI's ability to obtain additional debt and/or equity financing and may result in the reduction in the amount and quality of securities analyst and news media coverage of IMSI. De-listing is also a triggering event, allowing the holder of the convertible subordinated note owing to BayStar to declare all sums due and payable, as described in Note 4 of the financial statements.

In September 2000, IMSI filed amended reports on Form 10-K for the year ended June 30, 1999 and Form 10-Q for the quarters ended September 30, 1999, December 31, 1999, and March 31, 2000 with the SEC. The filing of these amendments ended a year-long examination by the SEC, during which IMSI responded to the SEC's requests for information, clarification and expanded disclosure. With these filings IMSI believes it is in compliance with SEC and Nasdaq requirements. Upon filing this Form 10-K for the year ended June 30, 2000, IMSI will resume efforts to return to the OTC Bulletin Board.

The following table sets forth the quarterly high bid and low asked prices of the common stock for fiscal 1999 and fiscal 2000, as quoted on the NASDAQ. Such prices represent prices between dealers and do not include retail mark-ups, markdowns or commissions and may not represent actual transactions.


                                        CLOSING SALES PRICES

        Fiscal Year 1999            High Bid            Low Asked
        First Quarter               $15.13                $5.63
        Second Quarter               10.25                 3.63
        Third Quarter                14.00                 8.75
        Fourth Quarter               11.88                 4.79

        Fiscal Year 2000

        First Quarter               $ 4.82                $3.96
        Second Quarter                2.40                 2.08
        Third Quarter                 1.47                 1.17
        Fourth Quarter                0.81                 0.67

On September 27, 2000, there were 1,082 registered holders of record of the common stock. IMSI believes that additional beneficial owners of its common stock hold shares in street names.

IMSI has not paid any cash dividends on its common stock and does not plan to pay any such dividends in the foreseeable future. Its Board of Directors will determine IMSI's future dividend policy on the basis of many factors, including results of operations, capital requirements and general business conditions.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Consolidated Financial Statements, including the related notes, and Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations.

Selected financial data for fiscal years ended June 30, 1996 to 2000:

STATEMENT OF OPERATIONS DATA:                   (Amounts in thousands except per share amounts)
Year ended June 30,                      2000           1999           1998          1997         1996
-------------------                      ----           ----           ----          ----         ----
Net Revenues                           $ 19,162       $ 37,679       $62,065       $41,839      $25,679

Operating income (loss)                  (8,019)       (23,890)           86         4,367        1,801

Income (loss) before income taxes
and extraordinary item                  (16,339)       (25,770)         (673)        4,237        1,539

Extraordinary item (1)                       --           (959)           --            --           --

Net income (loss)                       (16,871)       (26,966)         (370)        2,597          954

Net income (loss) per share:
   Basic                               $  (2.22)      $  (4.30)      $ (0.07)      $  0.53      $  0.20
   Diluted                             $  (2.22)      $  (4.30)      $ (0.07)      $  0.46      $  0.18

Weighted average common
shares
  Basic                                   7,590          6,275         5,513         4,946        4,795
  Diluted                                 7,590          6,275         5,513         5,682        5,288

BALANCE SHEET DATA:
As of June 30,                           2000           1999           1998          1997         1996
--------------                           ----           ----           ----          ----         ----
Working capital                        $(18,999)      $( 1,227)      $ 6,572       $ 7,334      $ 3,092

Total assets                              8,634         27,144        35,655        17,573       11,058

Long-term debt and other
Obligations                                 302          6,599         1,682         2,042          565

Stockholders' equity                   $(14,853)      $  1,442       $13,411       $ 7,495      $ 4,522

(1) Extraordinary item related to debt extinguishment.

Selected quarterly financial data for fiscal year ended June 30, 2000:

STATEMENT OF OPERATIONS DATA:                 (Amounts in thousands except per share amounts)
Quarter ended                                 JUNE 30          MARCH 31         DECEMBER 31      SEPTEMBER 30
-------------                                 -------          --------         -----------      ------------
Net Revenues                                 $  4,278          $  2,968          $  6,282          $  5,634

Operating income (loss)                         1,354            (1,490)           (5,069)           (2,814)

Loss before income taxes                         (186)           (5,587)           (8,730)           (1,836)

Net loss                                         (195)           (5,594)           (9,229)           (1,853)

Net loss per share:
   Basic and diluted                         $  (0.02)         $  (0.77)         $  (1.30)         $  (0.26)

Weighted average common shares
   Basic and diluted                            9,041             7,286             7,109             7,019

BALANCE SHEET DATA:
Quarter ended                                 JUNE 30          MARCH 31         DECEMBER 31      SEPTEMBER 30
-------------                                 -------          --------         -----------      ------------
Working capital                              $(18,999)         $(18,989)         $(13,900)         $ (2,764)

Total assets                                    8,634             8,133            15,609            22,613

Long-term debt and other obligations              302               395             2,548             6,145

Stockholders' equity                         $(14,853)         $(14,693)         $ (9,103)         $   (352)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

IMSI reported a net loss of $16,871,000 or $(2.22) per share for the fiscal year ended June 30, 2000 as compared to a net loss of $26,966,000 or $(4.30) per share for the fiscal year ended June 30, 1999, representing a decrease in net loss of $10,095,000. The Company reported an operating loss of $8,019,000 for the fiscal year ended June 30, 2000 as compared to an operating loss of $23,890,000 for the previous fiscal year. In the first quarter of fiscal year 2000, IMSI sold the rights to the Easy Language product line and to the People Scheduler product for $1.7 million and $55,000 in cash respectively and realized one-time gains of $1.5 million on the sales. These gains offset a portion of the current fiscal year net loss.

NET REVENUES

Net revenues were $19.2 million, $37.7 million and $62.1 million in fiscal 2000, 1999, and 1998 respectively. Net revenue for fiscal year 2000 declined $18.5 million, or 49% from fiscal year 1999 net revenue. This followed a decrease of $24.4 million, or 39% in fiscal 1999 net revenue compared to 1998 net revenue. Net revenues of each of IMSI's principal product categories in dollars and as a percentage of total net revenues for the three fiscal years is summarized in the following table (in thousands except for percentage amounts):

                                                                  YEAR ENDED JUNE 30,
                               ----------------------------------------------------------------------------------------
                                                    2000                             1999                    1998
                               ---------------------------------------------  -------------------     -----------------
                                                       CHANGE FROM PREVIOUS
                                                               YEAR
                                                       --------------------   -------------------     -----------------
                                   $           %            $           %         $           %           $         %
                               --------     ------      --------      ----    --------     ------     --------     ---
PRECISION DESIGN               $  4,944         26%     $ (8,224)     -62%    $ 13,168         35%    $ 15,658      25%
GRAPHIC DESIGN                    6,022         31%       (6,906)     -53%      12,928         34%      18,911      30%
BUSINESS APPLICATIONS             4,993         26%       (3,020)     -38%       8,013         21%       8,981      14%
UTILITIES                         3,009         16%         (912)     -23%       3,921         10%      11,759      19%
OTHER PRODUCTS                      883          5%       (1,628)     -65%       2,511          7%       8,160      13%
PROVISION FOR RETURNS AND
REBATES NOT YET RECEIVED           (689)        -4%       (2,173)      75%      (2,862)        -8%      (1,404)     -2%
                               --------     ------      --------      ----    --------     ------     --------     ---
TOTAL NET REVENUES             $ 19,162        100%     $(18,517)     -49%    $ 37,679        100%    $ 62,065     100%
                               ========     ======      ========      ====    ========     ======     ========     ===


While a number of competitive factors influenced the very substantial decline in net revenues in all product categories during the last two fiscal years, IMSI's serious financial problems and the Company's major change in strategy were primary causes of the falling revenues.

The serious cash flow problems and large debt burden placed great constraints on IMSI's ability to develop new and improved versions of its key software products, and to adequately market and promote them. Also, as part of the Company's Internet strategy, IMSI was attempting to sell its non-core product lines to generate cash flow. While IMSI did achieve some success, most notably the sale of EasyLanguage for $1.7 million, the Company's weak financial condition constrained its negotiating position and limited its success.

On January 28, 2000, IMSI announced a major change: it was exiting the retail software business, liquidating the Company's European and South African subsidiaries, and consolidating domestic operations to reduce operating losses and focus on its Internet strategy. IMSI terminated all existing distributor agreements and immediately ceased to support the retail business. As a result, sales of all products ended abruptly. In February 2000, IMSI's new management team launched efforts to restore sales through the retail channel by establishing republishing agreements for the Company's core products. By the end of fiscal year 2000, IMSI had executed republishing agreements with Valusoft, for sales in North America, and AB Soft, a French Corporation, MediaGold Ltd., a British Corporation, and MicroBasic GmbH, a German Corporation, for sales in Europe, Africa, and the Middle East. The lapse in time and normal start-up problems limited the revenues from these new agreements before year-end.

Net revenues for fiscal year 2000 from sales of precision design products declined by $8.2 million or 62% from fiscal year 1999 sales. This followed a $2.5 million or 16% drop in fiscal 1999 net revenues as compared to fiscal year 1998 sales. As a percentage of net revenues, sales of products in the precision design category accounted for 26%, 35%, and 25% of total net revenues in fiscal years 2000, 1999, and 1998 respectively. Major declines in sales of FloorPlan and IMSI's flagship product, TurboCAD, accounted for most of the decrease in the sales of precision design products. Sales of these two popular products dropped by approximately 70% and 52% respectively in fiscal year 2000. The inability to fund product development and engineering delays in the revision of TurboCAD negatively impacted both of these products. CAD customers often use these products in their business or profession and require that the software remain current and keep pace with the rapidly changing technology. IMSI's limited funds prevented it from meeting this requirement. The Company's primary competitors for these products did release new versions of software in fiscal year 2000.

Net revenues from sales of products in the graphic design category fell by $6.9 million or 53% from fiscal year 1999 net revenues. Sales revenue from the most significant revenue producing product line within this category, MasterClips, decreased by approximately 70% in fiscal year 2000. On January 14, 2000, an arbitration ruling against IMSI pertaining to the dispute with Imageline required IMSI to discontinue manufacturing and distributing all Masterclips products containing Imageline images. This arbitration ruling, combined with a continuing increase in competitive product offerings and discount pricing in the visual content market, contributed to the decline in MasterClips sales. Revenues from IMSI's wholly owned subsidiary, ArtToday.com are included in this category. Because ArtToday.com's revenues are based on subscriptions, these amounts are initially deferred and then amortized over the subscription period, generally over 12 months. As of June 30, 2000, approximately $1,831,000 of revenue related to ArtToday.com and IMSI's other visual content websites remained deferred.

During 1998 and 1999 market conditions deteriorated for IMSI's products in the visual content and utilities categories as a result of mergers and strategic alliances. In June 1998, The Learning Company purchased Broderbund, the publisher of Click Art, a product competitive to IMSI's MasterClips product. In subsequent months, Broderbund and Corel aggressively reduced prices and offered rebates to increase their sales and market share. IMSI responded in some instances with matching discounts and rebates, but nevertheless experienced a significant decline in sales due to these competitive pressures.

Net revenues from sales of products in the business application category fell by $3 million or 38% from fiscal year 1999 sales following an almost $1 million or 11% decrease in fiscal year 1999 sales from fiscal year 1998. Sales of Flow!, FormTool, Maplinx, MasterPublisher, OrgPlus, People Scheduler and Web Business Builder all declined in fiscal year 2000. Within this category, only sales of Hijaak and TurboProject increased during fiscal year 2000, by approximately 26% and 70% respectively. As a percentage of net revenues, sales of products in the Business Application category represented 26%, 21% and 14% in fiscal year 2000, 1999 and 1998 respectively. Although net revenues from this category increased as a percentage of total net sales over the past three fiscal years, revenues in absolute dollars declined reflecting the general decline in the overall unit sales.

Net revenues from sales of products in the Utilities category fell by $ 0.9 million or 23% from fiscal year 1999 after decreasing $7.8 million or 67% from fiscal year 1998. The decrease in net revenues during fiscal 2000 was primarily due to lower unit sales of CD Copier, NetAccelerator, and Voice Direct. Increased competition, heavy price discounting, and higher rebates in the utility market were the primary causes of the declining sales of utilities products. Certain of IMSI's single product utility offerings were unable to compete against popular utility suite products offered by larger and better-known companies such as Network Associates (McAfee) and Symantec. Due to the sales revenue from UpdateNow and Year2000 Now being based on subscriptions, these revenue amounts are initially deferred and then amortized over the subscription, generally over fifteen months. As of June 30, 2000, $554,000 of UpdateNow and Year2000Now revenue remained deferred.

In September 1998, Network Associates purchased Cybermedia, developer of Uninstaller, a competitor to IMSI's WinDelete product. In October 1998, Symantec purchased Quarterdeck, the developer of Cleansweep, a product that is also a competitor to IMSI's WinDelete product. Symantec and Network Associates are two of the largest and most formidable competitors in the PC productivity software market. In both instances Symantec and Network Associates re-launched these products with aggressive marketing campaigns, and in product bundles with their other products. The affect of these actions was increased competition and a reduction in sales of WinDelete, an IMSI utilities product.

Revenues in the other product categories decreased by $1.6 million or 65% as compared to fiscal year 1999 after decreasing by $5.6 million or 69% from fiscal year 1998. This decrease was due to a discontinuation of non-core products in this category.

For the fiscal year ended June 30, 2000, net revenues from domestic sales were $14.5 million. This represented a decrease of $10.7 million or 42% from net domestic sales revenues of $25.2 million in fiscal year 1999. During fiscal year 2000 net revenues from domestic sales accounted for 76% of total net revenues as compared to 67% of total net revenues for the previous fiscal year. This increase reflects the Company's decision in January to liquidate its European and South African subsidiaries.

Net revenues from international sales decreased 62% to $4.7 million in fiscal 2000 from $12.4 million in fiscal 1999. As a result, net revenues from international sales decreased as a percentage of IMSI's net revenues to 24% in fiscal 2000 from 33% in fiscal 1999. These absolute dollar decreases in net revenues from international sales were primarily the result of decreased sales through existing distribution channels during the first half of fiscal year 2000 and the result of the discontinuation of all of the Company's European and South African operations during the second half of the year. European and South African subsidiaries contributed $3.5 million to the consolidated net revenue through December 31, 1999.

Australia accounted for much of IMSI's international net revenues in the second half of fiscal year 2000. As a result of the decision in January to liquidate European and South African operations, IMSI no longer controls these subsidiaries and does not consolidate them in its financial statements. The liquidation of these subsidiaries resulted in a loss of $2,043,000 from the write off of the inter-company receivables and investment in subsidiaries that the Company believes are not recoverable.

With the liquidation of the Company's European and South African subsidiaries, the risks associated with transactions in foreign currencies have been substantially reduced. Nonetheless, IMSI's operating results may be affected by the risks customarily associated with international operations, including a devaluation of the U.S. dollar, increases in duty rates, exchange or price controls, longer collection cycles, government regulations, political instability and changes in international tax laws.

The factors discussed above, coupled with unprecedented pricing pressure, and aggressive competitive market campaigns by larger and more well known competitors caused a general decline in sales and significant product returns to IMSI from distributors in fiscal year 1999.

RESERVE FOR RETURNS, PRICE DISCOUNTS AND REBATES

The following table details IMSI's allowances for rebates, sales returns and price discounts for the periods presented (in thousands):

                                                                   Price
                               Rebates          Returns          Discounts           Total
                               -------          --------         ---------         --------
Reserve balance 7/01/97            $--          $  1,589          $   546          $  2,135
Additions to reserve                --             9,355            2,050            11,405
Charges                             --            (7,946)          (2,313)          (10,259)
                                ------          --------          -------          --------
Reserve balance 6/30/98             --             2,998              283             3,281

Additions to reserve             2,474            17,714            6,146            26,334
Charges                         (2,376)          (15,463)          (5,610)          (23,449)
                                ------          --------          -------          --------
Reserve balance 6/30/99             98             5,249              819             6,166

Additions to reserve               831             2,548               86             3,465
Charges                           (929)           (7,349)            (664)           (8,942)
                                ------          --------          -------          --------
Reserve balance 6/30/00            $--          $    448          $   241          $    689
                                ======          ========          =======          ========

During fiscal year 2000 IMSI provided an additional $2.5 million for returns and received actual returns for approximately $7.4 million. The return reserve balance as of June 30, 2000 is consistent with the reduced level of inventory in the channel from declining shipment of products, and the effects of the republishing agreements.

The following table illustrates the percentage impact of returns, rebates, and price discounts on gross revenues of $22,627,000, $64,013,000 and $73,470,000 in fiscal 2000, 1999, and 1998 respectively and the resulting net revenues as reflected in the consolidated statement of operations.

(in thousands)                 2000                      1999                      1998
                       -------------------       -------------------       -------------------
                       Amount          %         Amount          %         Amount          %
                       -------       -----       -------       -----       -------       -----
Gross Revenues         $22,627       100.0%      $64,013       100.0%      $73,470       100.0%

Additions to
reserves for:
   Returns               2,548        11.2%       17,714        27.7%        9,355        12.7%
   Price discounts          86         0.4%        6,146         9.6%        2,050         2.8%
   Rebates                 831         3.7%        2,474         3.9%           --          --
                       -------       -----       -------       -----       -------       -----
                         3,465        15.3%       26,334        41.2%       11,405        15.5%
                       -------       -----       -------       -----       -------       -----
Net Revenues           $19,162        84.7%      $37,679        58.8%      $62,065        84.5%
                       =======       =====       =======       =====       =======       =====

IMSI's allowances for returns, price protection and rebates are based upon management's best judgment and estimates at the time of preparing the financial statements. Reserves are subjective estimates of future activity, that are subject to certain risks and uncertainties, which could cause actual results to differ materially from estimates. Historically, the Company estimated reserves for returns, price discounts and rebates using, among other things, historical averages and a consideration of open return requests. Beginning with the quarter ended December 31, 1998, management supplemented the process by which it establishes reserve estimates with a consideration of channel inventories in the U.S., recent product sell-through activity, planned product upgrades, sales trends, competition from other products, product inventory on hand, and market conditions.

Prior to December 31, 1998, the Company did not consider separately the effect of product upgrades in determining the reserve for returns because it believed that the impact of product upgrades on returns was already appropriately reflected in the historical estimates. Information available in regards to channel inventory and sell through activity was and is still limited. This information, generated by third parties from whom IMSI purchases the data, does not cover all customers and is unaudited. Management is required to exercise judgment in estimating future returns, price discounts and rebates. Total reserves for returns, price discounts and rebates, not including reserves for bad debt, were 34%, 50%, and 20% of gross receivables at June 30, 2000, 1999 and 1998, respectively.

For traditional boxed product sales, IMSI recognizes revenue net of estimated returns and allowances for returns, price discounts and rebates, upon shipment of a product and only when no significant obligations remain and collection is probable. IMSI's return policy generally allows its distributors to return purchased products primarily in exchange for new products or for credit towards future purchases as part of stock balancing programs. These returns are subject to certain limitations that may exist in the contract with an individual distributor, governing, for example, aggregate return amounts, and the age, condition and packaging of returned product. Under certain circumstances, such as terminations or when a product is defective, distributors could receive a cash refund if returns exceed amounts owed. In addition, foreign distributors can return product for payment if return amounts exceed amounts owed.

On September 27, 1999, Tech Data notified IMSI that it would terminate its distribution agreement within 60 days as a result of a disagreement over payment terms. Based on reports received from Tech Data, it was estimated that Tech Data held $566,000 of IMSI product in its inventory. Because the distributorship agreement with Tech Data allowed for product returns upon termination of the agreement, IMSI included an allowance of $566,000 return reserve representing Tech Data's entire reported inventory. After September 30, 1999, Tech Data requested to return $575,000 of IMSI inventory. On December 19, 1999, the Company received inventory of approximately $265,000. IMSI's agreement with Tech Data required that the Company accept returns of the products in Tech Data's inventory at the price paid by Tech Data less any subsequent returns or credits, provided that the products were unopened and in their original factory sealed packages. IMSI concluded that most of the product inventory returned by Tech Data did not meet these conditions. Therefore, the Company credited Tech Data for only $25,000 of the product returned. On January 27, 2000, Tech Data returned an additional $257,000 of product. IMSI refused to accept this second shipment and returned the product to Tech Data. Tech Data has contested IMSI's right to issue only partial credit for the first shipment and to refuse the second return shipment. As of June 30, 2000 the balance owed to IMSI by Tech Data was approximately $262,000. IMSI has fully reserved this amount. IMSI has not received any additional returns from Tech Data as of or subsequent to June 30, 2000.

In December 1998, IMSI's primary distributor in Germany exited the software distribution business. On May 27, 1999, as a result of the termination, the German distributor returned $248,000 of previously paid resalable product and IMSI refunded the full $248,000. In March 1999, IMSI decided to terminate its relationship with its primary distributor in Australia and sell directly to retail outlets. The previously paid resalable product returned by the Australian distributor upon termination was valued at $304,000. IMSI paid $189,000 in June 1999 to the Australian distributor and relieved $115,000 in receivables as a result of that termination. As of June 30, 2000, IMSI had no current liability to any foreign or domestic distributor for resalable product returned on termination.

IMSI provided price protection to its distributors when it reduced the prices of its products. End users may return products through dealers and distributors within 60 days from the date of purchase for a full refund, and retailers may return older versions of products for a full refund. Generally, distributors and retailers have no time limit to return merchandise, except that distributors have 60-90 days to return merchandise upon termination of the distributorship agreement.

During the second half of fiscal 2000, IMSI executed several new republishing agreements in an effort to revitalize the sales of its core products.

On March 14, 2000, the Company granted to ValuSoft, the exclusive rights to reproduce and distribute its products in North America in exchange for royalty payments of 15% on net sales of these products. The agreement also provides for a $1.3 million minimum guaranteed royalty over the next sixteen months.

On the international side, IMSI executed similar exclusive republishing agreements during the second half of fiscal 2000. IMSI granted the exclusive rights to manufacture and distribute its products to AB Soft in France and French speaking countries; MicroBasic in Germany, Austria and Switzerland; MediaGold in all other European countries, the Middle East and Africa. All of these international republishing agreements call for royalty payments of 15% of net sales with a combined minimum guaranteed royalty of $370,000 over the next twelve months.

These agreements define net sales as gross sales less any potential returns, rebates and price protection the republisher might provide to distributors and end users. While the risks associated with returns, rebates and price protection will still affect the republishers' net revenues and consequently IMSI's royalty income, they will be minimized because of the guaranteed royalty payments. Management believes that these republishing agreements will substantially reduce reserves for returns, rebates and discounts. Reserves are subjective estimates of future activity, that are subject to certain risks and uncertainties, which could cause actual results to differ materially from estimates.

PRODUCT COSTS

IMSI's product costs include the costs of diskette and CD-ROM duplication, printing of manuals, packaging and fulfillment, freight-in, license fees, royalties that IMSI pays to third parties based on sales of published software and amortization of capitalized software acquisition and development costs. Costs associated with the return of products, such as refurbishment and the write down in value of returned goods are also included in Product Costs. Product costs represented 53%, 67% and 38% of net revenues in fiscal 2000, 1999, and fiscal 1998 respectively. The decrease in product costs as a percentage of net revenues in fiscal year 2000 was primarily attributable to a lower fixed manufacturing burden and overhead costs, lower costs associated with product returns, decreased purchase discounts offered to customers and decreased end-user rebates.

IMSI reviews its product inventories for obsolescence at the end of each reporting period. IMSI reserves a portion of its recorded inventory book value to account for its anticipated inability to sell certain products or the anticipated inability to sell certain products at a net realizable value that is greater than their recorded cost. Products that are in IMSI's inventory but are not currently being sold are fully reserved. As part of its restructuring plan in fiscal year 1999, IMSI identified a limited number of core products that it planned to continue to sell on a long-term basis. Reserves for non-core products were increased as part of the Company's restructuring. During fiscal year 2000, the Company reversed $287,000 of these inventory reserves due to better than anticipated sell-down of discontinued products. As of June 30, 2000, IMSI had net inventories of $189,000 after a reserve for obsolete inventory of $311,000.

IMSI amortizes capitalized software development costs on a product-by-product basis. The amortization recorded for each product is the greater of the amount computed using (a) the ratio of current gross revenues to the total of current and anticipated future gross revenues for the product or (b) the economic life of such product. Aggregate amortization of such costs was $979,000, $2,429,000, and $1,196,000 in fiscal 2000,1999 and 1998, respectively.

SALES AND MARKETING EXPENSES

IMSI's sales and marketing expenses consist primarily of salaries and benefits of sales and marketing personnel, commissions, advertising, printing and direct mail expenses. Sales and marketing expenses represented 28%, 49% and 30% of net revenues in fiscal year 2000, 1999 and 1998 respectively. These expenses decreased by $13 million or 71% to $5.4 million in fiscal 2000 from $18.4 million in fiscal 1999, which represented a decline of 1% from $18.6 million in fiscal 1998. Cost reduction efforts associated with IMSI's fiscal year 1999 restructuring plan significantly reduced sales and marketing expenses in fiscal year 2000. In addition, the significant decrease in sales and marketing expenses during fiscal year 2000 was due to lower headcount resulting from the layoffs of employees in this department in January 2000 and to the substantial reduction of marketing and advertising activities. IMSI had 19, 69 and 141 sales and marketing personnel at June 30, 2000, 1999 and 1998, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES

IMSI's general and administrative expenses consist primarily of salaries and benefits for employees in the legal, finance, accounting, human resources, information systems and operations departments and fees to IMSI's legal and professional advisors. General and administrative expenses decreased 4% or $333,000 in fiscal 2000 to $7.8 million from $8.2 million in fiscal 1999. The fiscal 1999 expenses were $3.2 million or 60% greater than the $5.0 million in fiscal 1998. At the beginning of fiscal 1999, IMSI was in a growth pattern, increasing general and administrative expenses. When market conditions deteriorated for its products, IMSI was not able to effectively reduce these expenses due to their fixed nature and to an increase in the legal expenses. During fiscal years 2000, IMSI had significant increases in accounting, legal and consulting fees paid to outside third parties, particularly in connection with litigation and in responding to SEC comments, IMSI had 18, 35, and 56 administrative personnel at June 30, 2000, 1999 and 1998 respectively. The decrease in fiscal year 2000 headcount was related to IMSI's downsizing and should contribute to reducing general and administrative expenses in future reporting periods. General and administrative expenses represented 42%, 22% and 8% of net revenues in fiscal 2000, 1999 and 1998 respectively. Despite the slight decrease in general and administrative expenses in absolute dollars, the sharp increase in these expenses as a percentage of net revenues from fiscal year 1999 to fiscal year 2000 was primarily attributable to the steep decline in fiscal year 2000 revenue.

RESEARCH AND DEVELOPMENT EXPENSES

IMSI's research and development expenses consist primarily of salaries and benefits for research and development employees and payments to independent contractors. In fiscal year 2000 research and development expenses decreased $4.1 million or 50% to $4 million as compared to $8.1 million for the previous year, which was $0.5 million lower than the $8.6 million in fiscal 1998. IMSI had 20, 76 and 115 research and development employees at June 30, 2000, 1999 and 1998, respectively. The fiscal year 2000 decrease in research and development expenses was due to a domestic headcount decrease, termination of some of the software development contractors outside the United States and to the substantial reduction in the development costs relating to expansion of IMSI's product offering. During fiscal year 2000 IMSI capitalized $159,000 of software acquisition and development costs relating to acquisitions made by ArtToday.com. Software acquisition and development costs in the amount of $3.2 million were capitalized during both fiscal years 1999 and 2000. Research and development expenses accounted for 21%, 21% and 14% of net revenues in fiscal 2000, 1999 and 1998, respectively. As a result of the relative steep decline in fiscal 2000 revenues and a corresponding decrease in research and development expenses this percentage remained unchanged during fiscal year 2000 compared to fiscal year 1999.

RESTRUCTURING CHARGE

In response to its large losses in fiscal year 1999, after approval by IMSI's Board of Directors, IMSI announced a plan of restructuring on June 24, 1999, and the Company initiated a company-wide restructuring of its operations. The four major components of the restructuring plan were manufacturing and warehouse outsourcing, facilities consolidation, personnel reductions, and divestiture of non-core products to focus on high margin product lines.

All appropriate costs associated with implementing the restructuring plan, whether paid in fiscal year 1999 or beyond, were recognized as a cost or expense during IMSI's fiscal year ended June 30, 1999. A portion of the restructuring costs represented a write-off of existing assets. Costs recognized related to the restructuring that were not from write-offs of existing assets or were not paid by June 30, 1999, $1,440,000 in total, were accrued and recognized as a liability at June 30, 1999.

IMSI began its restructuring in June 1999 and completed its restructuring by end of fiscal year 2000 with the exception of $62,000 relating to manufacturing and warehouse outsourcing, $59,000 relating to facilities consolidation, and $8,000 relating to personnel reductions. Restructuring costs of $3,271,000 that would have been recognized through cost of sales in the normal course of business (inventory, royalties, license fees, capitalized software, warehouse costs, warehouse outsourcing costs) were recognized in 1999 as a component of costs of goods sold. Restructuring costs of $1,508,000 that would have been reported as operating expenses in the normal course of business were recognized in 1999 under the caption "restructuring charge."

During fiscal 2000, IMSI reversed $280,000 of the restructuring accrual:
$177,000 in accrued severance costs as estimated costs were greater than actual costs due to employee attrition, and $103,000 in broker's fees for the Vacaville facility as the lease will be terminated, not subleased.

The following table summarizes these restructuring costs by segment:

(in thousands)                                    COST OF GOODS SOLD      OPERATING EXPENSE
                                                ----------------------   -------------------
                                                 North                     North
                                                America         UK        America      UK      Total
                                                -------     ----------   ---------  --------  ------
Write down of inventory of non-core
products                                        $2,096         $88                            $2,184
Write down of intangibles associated with
Non-core products, total:
   License Fees                                    217                                           217
   Goodwill                                                                  $5                    5
   Prepaid Royalties                               143                                           143
   Capitalized Software                            159                                           159
Write down of furniture, fixtures,
equipment and leasehold improvements:
   Novato -
      Computers and peripherals                                             150                  150
      Tenant improvements                                                   139                  139
      Furniture and fixtures                                                109                  109
   Vacaville & Albuquerque -
      Furniture and fixtures                                                 25                   25
   U.K. -
      Furniture and fixtures                                                           41         41
Abandoned leases and associated costs:
   Novato -
      Rent                                                                  180                  180
      Broker's fee                                                           65                   65
      Excess furniture lease                                                 14                   14
      Additional walls and doors                                             29                   29
      Miscellaneous charges                                                   3                    3
   Vacaville warehouse -
      Rent                                         249                                           249
      Broker's fee                                                          103                  103
   Albuquerque tech support facility                                        110                  110
   U.K.  -
      Rent                                                                              6          6
      Labor cost for shutdown of office                                                19         19
Warehouse transition costs                         284                                           284
Personnel reduction and severance costs:
   U.S.                                             35                      470                  505
   U.K.                                                                                41         41
                                                ------         ---       ------      ----     ------
                                                $3,183         $88       $1,402      $107     $4,780

The following table details the classification of cash and non-cash amounts related to the restructuring:

                                Cash             Non-Cash             Total
                             ----------         ----------         ----------
Restructuring Charge         $  956,000         $  552,000         $1,508,000

Product Costs                   657,000          2,615,000          3,272,000
                             ----------         ----------         ----------
                             $1,613,000         $3,167,000         $4,780,000
                             ==========         ==========         ==========

Non-cash restructuring charges relate to the write off or write down of fixed assets, inventory, license fees, goodwill, prepaid royalties and capitalized software.

Write down of inventory of non-core products. In the restructuring, IMSI identified products in the Company's precision design and graphic design categories, or those in the business application category sold in combination with the design products, such as TurboProject, as "core products" that IMSI would continue to sell and support. "Non-core products" consist of those products in the Company's inventory that, due to the restructuring plan, the Company would continue to sell, but no longer support with upgrades, improvements, or marketing programs. "Other products" refers to products that IMSI would no longer sell.

In addition to older versions of FloorPlan, MasterClips, and TurboCAD. non-core products included current and previous versions of:

3D Artist                        Graphics Converter         Org Plus
CD Copier                        Hijaak                     People Scheduler
Conversational Skills            Lumiere                    Solid Modeler
Cookbook                         MapLinx                    TurboSketch
Email animator                   MasterPhotos               UpdateNow
EZ Language                      MasterPublisher            VoiceDirect
Family Home Collection           MultiMedia Fusion          WebArt
Flow!                            Mouse                      Web Business Builder
FormTool                         Net Accelerator            Year 2000

The restructuring charge included $2,184,000 in inventory write-downs related to non-core products, $2,096,000 of which was included in the U.S. segment. IMSI based this impairment of the value of the inventory on a subjective estimate, product by product, of how much the inventory exceeded customer demand, looking at factors such as inventory levels at IMSI facilities and as reported by distributors, sales data from internal sources and PC Data, and marketing and sales department estimates based on historical and current market trends.

Write down of intangible assets associated with non-core products. At June 30, 1999, IMSI reviewed the intangible assets associated with non-core product lines for impairment in accordance with SFAS 121 and adjusted the carrying value of these assets as necessary. These intangible assets included license fees, capitalized goodwill and brand names, prepaid royalties, and capitalized software. The Company believed these assets were impaired because it no longer manufactured or actively marketed the non-core products with which they were associated. IMSI did not write-off the intangible assets associated with Easy Language and the business utility product lines in the restructuring. The Company determined that the net realizable value of these intangible assets associated with the remainder of the non-core product lines was $0, and accordingly wrote down $525,000 in the U.S. segment. The fair value of the intangible assets associated with the non-core product lines held for sale, including EZ Language and business utility product lines, was determined from then pending discussions with potential purchasers of these product lines.

The following table provides a summary of the carrying value of all assets associated with the Company's non-core products as of June 30, 1999:

                                         Write-down in
                                          connection      Adjusted cost
                         Cost basis at       with       basis at June 30,
                         June 30, 1999   restructuring        1999
                         -------------   -------------  -----------------
Inventory                    $3,263          $2,184          $1,079
License fees                    217             217              --
Goodwill                          5               5              --
Prepaid royalties               224             143              81
Capitalized software            336             159             177
                             ------          ------          ------
                             $4,045          $2,708          $1,337
                             ======          ======          ======

Write down of furniture, fixtures, equipment and leasehold improvements. Because the restructuring plan called for the reduction of employees and the consolidation of facilities, IMSI wrote-down $464,000 of furniture, fixtures, equipment and leasehold improvements at the Company's Novato headquarters, Vacaville, California and Albuquerque, New Mexico facilities, and the U.K. office. The write down of $398,000 of fixed assets in Novato consisted of $150,000 of computers and peripherals, $139,000 of tenant improvements, and $109,000 of furniture and fixtures. The write down of $25,000 and $41,000 of fixed assets in Vacaville and Albuquerque and the U.K., respectively, consisted of furniture and fixtures. These assets were abandoned and are no longer being used in the operation of the business. The fair value of furniture, fixtures, equipment and leasehold improvements not associated with specific product lines was based on current market prices for used equipment and furniture, less disposal costs.

Abandoned leases and associated costs. IMSI expensed a total of $778,000 for abandoned leases and associated costs in the U.S. and U.K. segments. As part of the restructuring, IMSI vacated a major portion of the office space leased at the Company's Novato headquarters and succeeded in subleasing this space and reducing monthly rental expense by $60,000. The charge of $291,000 in Novato consisted of four months rent for the space to be subleased of $180,000, the broker's fee to sublease the space of $65,000, an excess furniture lease of $14,000, the cost of additional walls and doors to partition the space of $29,000, and miscellaneous charges of $3,000.

The Company estimated that about 50% of the future rental costs for the Vacaville warehouse should be accrued at June 30, 1999 ($249,000), along with a broker's fee to sublet the unoccupied space ($103,000). Because of the reduction in product lines and corresponding reduction in the need for technical support, IMSI accrued 50% ($110,000) of the future rent for the Albuquerque technical support facility. Because the restructuring included the consolidation of the foreign offices, IMSI also accrued $25,000 in expenses associated with vacating the U.K. office.

Warehouse transition costs. As IMSI made the transition to outsourcing of the warehouse, fulfillment, and shipping functions, the Company provided for warehouse transition costs of $284,000 in the restructuring. This accrual assumed that the warehouse would remain open for four months during the transition and that 50% of the operating expenses were associated with shutting down the facility. IMSI accrued 50% estimated cost of operating the warehouse for this four-month period as an operating expense and recognized the remaining costs as cost of sales as incurred. In April 2000, IMSI vacated the Vacaville warehouse.

Personnel reduction and severance costs. As part of the restructuring plan, IMSI planned to terminate 90 employees in the following departments: sales and marketing (22); general and administrative (8); manufacturing (23); and research and development (37), all of whom have been terminated as of June 30, 2000. The total restructuring charge relating to personnel reduction and severance costs was $546,000, of which $505,000 applied to the U.S. segment and $41,000 to the U.K. segment. These costs were recorded as operating expenses. IMSI also forgave a $35,000 note receivable from a shareholder and company executive who was terminated as part of the restructuring.

As a result of the restructuring, IMSI anticipated reduced future costs and reduced future revenues. IMSI expected to reduce payroll costs by approximately $266,000 per month and to reduce rent costs by approximately $71,000 per month as a result of the its warehouse closing, the closing of its U.K. office, and the subleasing of half of its headquarters office space, and corresponding reduction in employees. Due to the write off of approximately $464,000 in furniture and equipment assets, depreciable over 3 to 5 years, future periods will not include the related depreciation charge. As anticipated, revenues declined substantially in fiscal year 2000 because IMSI is marketing and selling fewer products and the demand for current products is declining.

GAIN ON PRODUCT LINE SALE

Pursuant to the execution of its restructuring plan, IMSI sold the rights to the Easy Language product line to Learnout & Hauspie for $1.7 million in August 1999, of which $1.5 million was recognized in fiscal year 2000. The Company also sold the rights to People Scheduler to Adaptive Software Corporation for $55,000 in February 2000. As of June 30, 2000, the Company collected the entire $55,000 relative to the People Scheduler sale and $1.5 million of the $1.7 million relating to the Easy Language sales. The remaining balance was held in an escrow account as of June 30, 2000, and was subsequently collected in August 2000.

INTEREST AND OTHER EXPENSE, NET

Interest and other expenses, net include interest accrued on debt instruments, amortization of the fair value of warrants issued in connection with debt, foreign currency transaction gains and losses, and other non-recurring items. Interest and other expense, net was $3,725,000, $1,880,000 and $759,000 fiscal 2000, fiscal 1999 and fiscal 1998, respectively.

Although IMSI reduced its total bank obligations during fiscal 2000, the accelerated write-off of warrant values and penalty interest rates were the primary causes of a $1.8 million or 98% increase in interest and other expenses as compared to fiscal year 1999. During fiscal 2000, IMSI repaid the $750,000 balance of its term note payable to Union Bank of California, and the Company also reduced the line of credit owed to the same bank by $0.8 million from $5.4 million to $4.6 million. The following table summarizes the causes of the increase in interest (in $ million):

                                                  Increase
  Description                                     (Decrease)
  -----------                                     ----------
     Accelerated Write-off of Warrant Values         $1.7
     BayStar Penalties                                0.5
     Imageline Interest                               0.1
     Silicon Valley Bank Penalty Interest             0.1
     Other, Net                                      (0.6)
                                                     ----
  Total Increase                                     $1.8

Because IMSI is in default with respect to the Silicon Valley Bank loan and the BayStar subordinated note, the Company accelerated the amortization of the warrants issued and yet to be amortized. The BayStar agreement calls for a 1% penalty per month for each month subsequent to September 21, 1999 until the shares to be issued to BayStar are included in an effective registration statement. As of June 30, 2000 the Company recorded $456,000 related to this penalty. The Company accrued interest in the amount of $107,000 related to the Imageline arbitration award. In accordance with the agreement with Silicon Valley Bank, the bank added 5% of penalty interest above the normal nominal rate of 12% applicable on the balance of the loan upon default, which occurred on December 29, 1999. This added $51,000 of interest expenses during fiscal 2000.

Foreign currency transaction loss was $7,000 in fiscal 2000 and $235,000 in fiscal 1999. In the past, IMSI did not attempt to hedge its foreign currency positions. In view of the very substantial reduction in international business and denominating foreign contracts in U.S dollars, foreign currency translation losses will be negligible going forward.


LOSS ON DISPOSITION OF FIXED ASSETS


During fiscal year 2000, The Company wrote off $1,607,000 of leasehold improvements, warehouse equipment, tradeshow equipment, computer equipment, and office furniture, which were disposed of or abandoned during the Company's continued downsizing..

LOSS ON DISPOSITION OF FOREIGN SUBSIDIARIES

On January 28, 2000, IMSI announced that it was exiting the retail software business, closing its German office and liquidating its European subsidiaries. Earlier, in the first quarter of fiscal year 2000, the Company closed its United

Kingdom and French offices. Upon appointment, liquidators assumed control of IMSI's European subsidiaries. Therefore, the Company is no longer consolidating these subsidiaries within its financial statements

The loss as a result of liquidating the Company's European subsidiaries was $2,043,000. This loss includes the $1,562,000 write-off of the parent Company inter-company accounts receivable, the $68,000 write-off of the parent Company investment in the foreign subsidiaries and the $393,000 write-off of the foreign subsidiaries net assets. IMSI does not expect to realize any of these assets. The liquidation process, which is proceeding according to the legal requirements of the respective countries, may take up to one year to complete. Future sales of the Company's products in Europe will occur primarily through third party licenses with IMSI receiving royalties for such sales. The Company does not anticipate any additional costs pertaining to the closure of the European subsidiaries.

ADVERSE AWARD IN IMAGELINE ARBITRATION

On January 14, 2000, Imageline, Inc. received a $2.6 million arbitration award against IMSI for intellectual property violations and attorneys' fees. The award is comprised of $1.2 million in actual damages, $1.2 in punitive damages and $0.2 million in attorneys' fees. IMSI is appealing the award in the federal district court in Richmond, VA.

PROVISION (BENEFIT) FOR INCOME TAXES

IMSI's effective tax rate was 3.2%, 0.1% and (45.0%) in fiscal 2000, fiscal 1999 and fiscal 1998, respectively. The Company recorded a valuation allowance of ($17,592,000) in fiscal year 2000, and $11,126,000 in fiscal year 1999 due to the uncertainty of realizing deferred tax assets, consisting primarily of loss carryforwards. The income tax expense recognized in fiscal year 2000 represents the increase in the valuation allowance in fiscal year 2000 provided against net deferred tax assets recorded as of June 30, 1999.

THE LEARNING COMPANY/ORG PLUS AGREEMENT

In August 2000, IMSI, The Learning Company ("TLC") and Human Concepts, a company owned by the former CEO of IMSI, drafted agreements that provide that IMSI and TLC would terminate all existing agreements between the parties and that IMSI and TLC would be released from all of their respective claims and obligations between each other. In return, IMSI would license WinDelete to TLC, TLC would sell OrgPlus to Human Concepts, Human Concepts would pay TLC $400,000 and IMSI and Mindscape, a subsidiary of TLC, would release each other from all possible indemnity claims in connection with the Imageline litigation. All parties desire to consummate this agreement, and it is expected to be executed before the end of October 2000. When the agreement is executed, IMSI will no longer have control of the Org Plus product and will write-off the capitalized software and related goodwill which amounted to $1.2 million at June 30, 2000, and is being amortized over 5 years at $30,000 per month. IMSI will also eliminate an accrued liability to TLC of $300,000. Net revenues from sales of OrgPlus were approximately $1.2 million during fiscal year 2000. While IMSI will no longer have control of OrgPlus, the Company expects to retain the right to sell the product to defined customers. In addition, IMSI expects to receive royalty income from Human Concepts as a percentage of its sales of OrgPlus. While net revenue could be adversely affected by the above agreements, management believes that the effect on operating income will not be material.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities used net cash of $253,000, $2.7 million and $1.6 million, respectively in fiscal 2000, 1999, and 1998. Despite IMSI's large net loss in fiscal year 2000, net cash used by operating activities was minimized. This was attributable to the significant decrease in net accounts receivable, net inventories and the collection of $3.8 million of income tax refunds. During fiscal year 2000, accounts payable increased by $522,000 as IMSI slowed its payments pursuant to the standstill agreement with its creditors. Accrued liabilities also increased by $1.5 million during this fiscal year as a result of the adverse arbitration award pertaining to the Imageline ruling. These increases in accounts payable and accrued liabilities were offset by the decrease in accrued restructuring charges and deferred revenues. Non cash expenses relating to the depreciation and amortization of fixed assets and capitalized software, the write off of fixed assets and the loss on liquidation of foreign subsidiaries contributed in minimizing the cash effects of the $16.9 million net loss in fiscal year 2000. During fiscal year 1999 large reductions in accounts receivable and inventories and an increase in accrued and other liabilities minimized the use of cash caused by IMSI's large net loss. IMSI slowed its payments as a result of declining cash receipts. Accrued liabilities, and especially, accrued rebates payable increased significantly because of the intense price competition and increase in rebates offered during the past fiscal year. In fiscal year 1998, net cash used by operating activities resulted primarily from a $6.6 million increase in receivables, a $3.5 million increase in inventories and a $3.3 million increase in prepaid royalties and licenses, which were not entirely offset by IMSI's net income before depreciation and amortization of $3.7 million.

IMSI's investing activities provided net cash of $130,000 in fiscal year 2000 and consumed net cash of $5.7 million and $3.9 million in fiscal 1999 and fiscal 1998, respectively. The sale of the Easy Language product line in fiscal 2000 for $1.7 million dollars contributed $1.5 million dollars to net cash provided by investing activities. The remaining $200,000 was held in escrow and deferred. This cash has been collected subsequent to June 30, 2000. The Company also sold the People Scheduler program during fiscal year 2000 for $55,000 in cash. The cash collected in connection with the Easy Language and People Scheduler sales was in part offset by the purchase of $314,000 of equipment and the acquisition of $159,000 of goodwill, trademark and brand. During fiscal 2000, the Company also collected approximately $40,000 relating to the sale of part of its fixed assets. In fiscal 1999, net cash used by investing activities resulted primarily from the purchase of $1.2 million of equipment, the acquisition of $2.2 million of software development costs and $2.4 million of goodwill, trademark and brand. These amounts are primarily associated with the Zedcor, Inc. acquisition and the Org Plus acquisition. In fiscal year 1998, net cash used by investing activities resulted primarily from the addition of $2.7 million to capitalized software acquisition and development costs and $1.0 million of equipment purchases.

Net cash consumed by financing activities in fiscal 2000 was $2.1 million. Financing activities provided net cash of $10.1 million and $6.6 million in fiscal 1999 and fiscal 1998, respectively. In fiscal 2000, net cash used by financing activities was primarily the result of payments to Union Bank of California. IMSI reduced the credit line owed to Union Bank by $804,000 to $4.6 million. The Company also paid off the $750,000 remaining balance of the term loan owed to Union Bank during fiscal 2000. IMSI issued stock for $3,000 and made payments relating to capital lease obligations of $530,000 in fiscal 2000. In fiscal 1999, net cash provided by financing activities resulted primarily from term loan borrowings of $7.5 million and the issuance of $6.2 million of common stock. This inflow of cash was partially offset by a net repayment of $2.5 million on IMSI's credit line from Union Bank of California. In fiscal 1998, net cash provided by financing activities resulted primarily from $16.4 million of borrowings under IMSI's credit line, offset in part by $10.3 million of repayments under capital leases, term loans and other obligations, and $526,000 from the issuance of common stock. On November 3, 1998, IMSI borrowed $2.5 million under a three-year subordinated loan facility with Silicon Valley Bank. On May 26, 1999, IMSI issued to BayStar Capital, LP a three-year $5 million principal amount 9% subordinated convertible note.

On March 3, 1999, IMSI entered into a stock purchase agreement and related agreements with Capital Ventures International ("CVI"). Under the terms of the agreement, CVI paid IMSI $5 million and for 437,637 shares of common stock. Depending on the market price of the common stock at certain future dates, the agreement provided price protection to CVI. Accordingly, IMSI issued an additional 2,023,363 shares to CVI in March 2000. This new issuance brought CVI's ownership of IMSI's stock to a total of 2,500,000 shares for its $5 million investment. IMSI has no further obligation to issue any additional adjustment shares or to pay other consideration to CVI and is relieved of making any further payments to CVI in connection with not yet registering the shares of stock issued to CVI. CVI also received a warrant to purchase 131,291 shares of common stock expiring March 5, 2003. The warrant is currently exercisable at $14.8525 per share. The exercise price and number of shares issued is subject to adjustment with anti-dilution provisions similar to the provisions for the optional additional share purchase.

On May 4, 1998 IMSI entered into a line of credit agreement with Union Bank under which it could borrow the lesser of $13,500,000 or 80% of eligible accounts receivable, at Union Bank's reference rate plus _% or LIBOR plus 2%, at IMSI's option. IMSI borrowed approximately $10.0 million under the line of credit agreement. Union Bank also provided a $1.5 million term loan at the same interest rate. The line of credit was to expire on October 31, 1999 and the repayment of the term loan was due by the same date. Due to IMSI's defaults under the agreements, the line of credit was changed to a non-revolving, reducing loan with no further borrowings available. The interest rate is adjusted to Union Bank's reference rate plus 3%. Under the terms of the agreements, all assets not subject to liens of other financial institutions were pledged as collateral against the loans.

As of September 30, 1999, IMSI had made payments to Union Bank that decreased the amount owed to $4,600,000; however, the loan agreements provided that all loan amounts were due as of that date. As of result of the failure to pay off the loan and because IMSI was not in compliance with certain financial covenants, the Company is now in default. Union Bank can declare all loans and the obligations under the agreements, to be immediately due and payable and can commence immediate enforcement and collection actions. Enforcement and collection actions by Union Bank could have a material adverse effect on IMSI's business, operating results and financial condition.

On May 26, 1999 IMSI announced a private placement transaction with BayStar Capital, L.P. ("Baystar"). The Company issued a three year $5 million principal amount 9% Senior Subordinated Convertible Note, and a warrant to acquire 250,000 shares of IMSI's common stock, to BayStar. The note is convertible into shares of common stock at an initial conversion price of $7.5946 per share. The conversion price is subject to adjustment, including adjustment to a reset conversion price on May 24, 2000, or lower if defined events occur, such as the issuance of common stock, or grant rights to purchase stock, at a price lower than the then existing conversion price. These conditions are designed to prevent dilution of the conversion feature of the convertible note and dilution of the exercise price of the warrant. The trading value of IMSI's common stock on the date of issuance of the subordinated convertible debt was $6.50. The value of the contingent beneficial conversion feature at the date of commitment, and the potential charge to earnings is $432,000 See Note 4 to the consolidated financial statements, "Convertible Subordinated Debt."

IMSI is in default on its senior subordinated convertible note with BayStar because of failure to pay a penalty for failing to have a registration statement effective no later than September 21, 1999 covering the resale of shares issuable to BayStar. The penalty is 1% per month of the principal balance outstanding. IMSI has accrued a liability of $456,000 for this penalty through June 30, 2000 in the financial statements. BayStar has the right under the note to declare all sums due and payable but has not done so. Accordingly, the full amount of the note is recorded as a current liability. Because of the default, BayStar received the right to convert its convertible note at the price of $2 per share. BayStar converted $500,000 of the note on December 2, 1999 into common stock of IMSI at a price of $2 per share.

The Company's cash and cash equivalents decreased by $2.2 million to $1.5 million at June 30, 2000 from $3.7 million at June 30, 1999. Working capital declined to a negative $19 million at June 30, 2000 from a negative $1.2 million at June 30, 1999.

Current assets declined by $13.7 million during fiscal year 2000. This sharp decline was the result of the decrease in cash and cash equivalents and operating losses incurred.

Current liabilities increased by $4.1 million in fiscal year 2000 to $23.2 million from $19.1 million at June 30, 1999. Although IMSI paid down the term loan owed to Union Bank and despite the significant decrease in accounts payable, current liabilities increased by 22%. During fiscal year 2000 IMSI recorded $2.7 million relating to the adverse arbitration award to Imageline as a current liability. Also due to the default with respect to various covenants with BayStar Capital and Silicon Valley Bank, IMSI re-classed the remaining balances of these loans to current. These re-classes contributed to the increase of the current liabilities.

If IMSI fails to raise additional capital, the negative working capital position could have a material adverse effect on its liquidity over the next year.

IMSI defers revenues from ArtToday.com's subscriptions. ArtToday.com recognizes these revenues over twelve months from the date of purchase. Deferred revenues also include revenues related to licenses or prepaid contracts. IMSI also sells ArtToday.com subscriptions in combination with subscriptions to utility programs, which the Company recognizes over fifteen months. Deferred revenue decreased from $3,178,000 in fiscal 1999 to $2,385,000 in fiscal 2000. Deferred revenues from ArtToday.com's subscriptions increased to $1.1 million from $785,000 as compared to fiscal year 1999. Most of the decrease in the consolidated deferred revenue balance was attributable to the decline in revenues from the combined subscriptions. Fiscal year-end 1999 deferred revenues included a $200,000 receivable from TLC. In fiscal 2000, IMSI reserved for the full amount of the receivable and re-classed the deferred revenue amount to offset the charge to reserves.

The financial statements have been prepared on a basis that contemplates IMSI's continuation as a going concern and the realization of the Company's assets and liquidation of IMSI's liabilities in the ordinary course of business. The Company has an accumulated deficit of $42.8 million at June 30, 2000, and negative cash flows from operations of $1.1 million in fiscal 2000. IMSI is also in default of various loan covenants. These matters, among others, raise substantial doubt about IMSI's ability to remain a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty. IMSI's continued existence is dependent on its ability to obtain additional financing sufficient to allow it to meet its obligations as they become due and to achieve profitable operations. See Note 1 to the consolidated financial statements, "Basis of Presentation and Realization of Assets."

IMSI will require additional working capital to meet its ongoing operating expenses, to execute its planned transition to the Internet, to develop new products, and to conduct other activities. Historically, IMSI has financed its working capital and capital expenditure requirements primarily from retained earnings, short-term and long-term bank borrowings, capitalized leases and sales of common stock. During fiscal year 2000, IMSI relied primarily on the collection of receivables and sales of non-core product lines to fund operations. During fiscal 2000 short-term net credit line borrowing decreased by $804,000. Long-term debt of $6.3 million has been re-classed to current liabilities due to IMSI's defaults with BayStar Capital and Silicon Valley Bank. Common stock increased by $745,000, of which $3,000 was issued for cash. The large accumulated losses of IMSI and the negative amount of shareholder's equity as of June 30, 2000 will make it difficult for IMSI to obtain new debt financing or to obtain equity financing at attractive prices.

To a large extent, IMSI plans to meet its working capital needs in the coming fiscal year through continued sales or license of the rights to its non-core products, the sale or license of part of its assets and through equity financing. As part of its restructuring strategy, announced during fiscal year 1999, IMSI planned to reduce the number of its product categories by approximately 75% through sales of its non-core product lines. To this end, IMSI sold the rights to the EZ Language product for $1.7 million in August 1999. Moreover, IMSI has engaged in, and expects to engage in, discussions with third parties concerning sale or license of a material part of its remaining non-core product lines, sale or license of part of its assets and concerning raising additional capital through the issuance of stock. The sale of the rights to its non-core products is consistent with IMSI's strategy of focusing on its core products while transitioning to the Internet.

As of June 30, 2000, IMSI had $1.5 million of cash and cash equivalents. During fiscal 2000, IMSI received $3.8 million in tax refunds. The cash derived from the sale of the Easy Language product and from the tax refunds was not sufficient to improve the Company's working capital position during fiscal year 2000 mainly because of the substantial reclassification of the long-term obligations to current, in connection with the defaults under the Baystar and Silicon Valley Bank agreements. If IMSI succeeds in improving its financial performance, management believes it will be able to obtain the additional financing to meet the working capital needs of the Company. There can be no assurance that IMSI will be successful in its efforts.

The forecast period of time through which the Company's financial resources will be adequate to support working capital and capital expenditure requirements is a forward-looking statement that involves risks and uncertainties, and actual results could vary. The factors described in "Risk Factors" will affect future capital requirements and the adequacy of available funds. IMSI can provide no assurance that needed financing will be available. Furthermore, any additional equity financing, if available, may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. If IMSI fails to raise capital when needed, then lack of capital will have a material adverse effect on IMSI's business, operating results, financial condition and ability to continue as a going concern.

IMSI had no material commitments for capital expenditures. As of June 30, 2000, the Company has no long-term debt. Over the next five years, IMSI has obligations totaling $1.1 million under capital leases, and $1.1 million under operating leases.

With the liquidation of the Company's European and South African subsidiaries, the risks associated with transactions in foreign currencies have been substantially reduced. Nonetheless, IMSI's operating results may be affected by the risks customarily associated with international operations, including a devaluation of the U.S. dollar, increases in duty rates, exchange or price controls, longer collection cycles, government regulations, political instability and changes in international tax laws.

FUTURE PERFORMANCE AND ADDITIONAL RISK FACTORS

PERFORMANCE AND OPERATING RESULTS CONTINUE TO DECLINE DURING FISCAL 1999 AND 2000. IMSI has experienced, and may continue to experience, deteriorating operating results due to a variety of factors. The following table shows IMSI's operating income (loss) and net income (loss) for the periods presented (in thousands):

                             FISCAL 2000                         FISCAL 1999
                    -----------------------------       -----------------------------
                     OPERATING         NET INCOME        OPERATING         NET INCOME
QUARTER ENDING      INCOME(LOSS)         (LOSS)         INCOME(LOSS)         (LOSS)
--------------      ------------       ----------       ------------       ----------
September 30         $ (2,814)         $( 1,853)         $( 1,719)         $( 1,106)
December 31            (5,069)           (9,229)           (6,033)           (4,274)
March 31               (1,490)           (5,594)           (6,231)          (10,739)
June 30                 1,354              (195)           (9,907)          (10,847)
                     --------          --------          --------          --------
                     $( 8,019)         $(16,871)         $(23,890)         $(26,966)
                     ========          ========          ========          ========

Starting in fiscal year 1998, IMSI's operating results began to deteriorate. For the quarter ended September 30, 1997, IMSI reported a net loss of approximately $3.1 million, reflecting in part, charges related to the write-off of in-process research and development, amounting to approximately $6.4 million from several product acquisitions and licensing transactions. Although the Company was profitable for the remaining quarters of fiscal year 1998, the amount of profits declined after the quarter ending December 31, 1997. This negative trend continued in 1999. During fiscal 1999, IMSI recorded an extraordinary expense of $959,000 related to the issuance of its common stock at a discount for the repayment of debt and for settlement of other contractual obligations. In fiscal 2000, the net losses continued, although IMSI did succeed in reducing the loss for the quarter ended June 30, 2000. While IMSI is attempting to increase revenues and return to profitability, there is no assurance that the Company will achieve this objective. The cumulative operating losses of the last two years and IMSI's large debt raise the question of the Company's ability to continue as a going concern.

Factors that may cause fluctuations of, or a continuing decline in, operating results in the future include, but are not limited to,

        - Market acceptance of IMSI's products or those of it's competitors;

        - Timing of introductions of new products and new versions of existing products;

        - Expenses relating to the development and promotion of such new products and new version introductions;

        -       Intense price competition and numerous end-user rebates;

        -       Projected and actual changes in platforms and technologies;

        -       Accuracy of forecasts of, and fluctuations in, consumer demand;

        -       Extent of third party royalty payments;

        -       Rate of growth of the consumer software and internet markets;

        -       Timing of orders or order cancellation from major customers;

        - Changes or disruptions in the consumer software distribution channels;

        - Economic conditions, both generally and within the software or internet industries.

IMSI may pay fees in advance or guarantee royalties, which may be substantial, to obtain software licenses from third parties. Because of these and other factors, the Company's operating results in any given period are difficult to predict. As occurred in fiscal year 1999, any significant shortfall in revenues and earnings from the levels expected by securities analysts and stockholders could result in a substantial decline in the market price of the Company's common stock.

Although IMSI suffered a general decline in revenues during fiscal year 1999 and 2000, historically the Company's business has been affected somewhat by seasonal trends. These trends include higher net revenues in the fiscal quarter ended December 31 as a result of strong calendar year-end holiday purchases by end users of the Company's products. As a result, IMSI may experience lower net revenues in the fiscal quarters ended March 31, June 30 and September 30. IMSI normally ships products as the Company receives orders. Therefore, IMSI has historically operated with little order backlog. Sales and operating results for any quarter have depended on the volume and timing of orders received during that quarter, which IMSI cannot predict with any degree of certainty. A significant portion of IMSI's operating expenses are relatively fixed. Planned expenditures are based on sales forecasts. If revenue levels are below expectations, operating results are likely to be materially adversely affected. Without growth in revenues in any particular quarter, IMSI's fixed operating expenses could cause net income to decline when compared to the same period in the previous year or the immediately preceding quarter. In such event, the market price of the Company's common stock might be materially adversely affected. Due to all of the foregoing factors, IMSI believes that quarter-to-quarter comparisons of its operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

IMSI's relatively small size in an intensely competitive, rapidly changing marketplace and its less recognized brand compared to larger and better recognized competitors, creates the risk that IMSI may not be able to compete successfully in the future. IMSI faces competition from a large number of sources, and from larger competitors. Many of IMSI's current and potential competitors have larger technical staffs, more established and larger marketing and sales organizations, significantly greater financial resources, greater name recognition, and better access to consumers than IMSI. IMSI's relatively small size could adversely affect the Company's ability to compete with larger companies, for sales to dealers, distributors, and retail outlets, and to acquire products from third parties, who may desire to have their products sold or published by larger entities. Larger companies may be more successful in obtaining shelf space in retail outlets, and in competing for sales to dealers and distributors.

Technological change constantly creates new opportunities, and can quickly render existing technologies less valuable. Change requires IMSI to enhance the Company's existing products and to offer new products on a timely basis. IMSI has limited resources and therefore must restrict its product development efforts to a relatively small number of projects.

IMSI competes with other software companies to acquire products or companies, and to publish software developed by third parties. Competition to publish software developed by third parties is primarily on the basis of brand-name reputation, the terms offered to software developers, and the ability to market new products.

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

        Each of IMSI's major products competes with products from major independent software vendors:

        -       TurboCAD competes with AutoCAD from Autodesk Inc.

        - FloorPlan competes with 3D Architect from Broderbund Software, Inc., Home Architect from Sierra On-Line, Home Design 3D from Expert Software, Inc. and Super Home Suite from Punch! Software.

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

        -       TurboProject competes with Microsoft Project.

        - WinDelete competes with Uninstaller from CyberMedia, Inc. and CleanSweep and Norton Uninstaller from Symantec Corporation.

        - Net Accelerator competes with SurfExpress from Connectix, Speed Surfer from Kissco and Net.jet from Peak Technologies.

IMSI's strategy has been to develop productivity and utility applications that do not compete directly with applications or features included in operating systems and applications suites, offered by major software vendors such as Microsoft, Lotus Development Corp. and Corel. However, such software vendors may in the future choose to expand the scope and functionality of their products to support some or all of the features currently offered by certain of IMSI's products, which could adversely affect demand for the Company's products.

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

There can be no assurance that IMSI's products will achieve or sustain market acceptance, and generate significant levels of revenues in subsequent quarters, or that the Company will have the resources required to compete successfully in the future.

IMSI HAS REDUCED AVAILABILITY OF BANK FINANCING, CREATING A RISK OF LACK OF LIQUIDITY. As discussed under "Liquidity and Capital Resources," IMSI is in default under the Company's line of credit agreement with Union Bank of California and under the loan agreements with Silicon Valley Bank and BayStar. IMSI currently has no borrowing availability under these or any other credit facilities. No assurance can be given that IMSI will be successful in obtaining new sources of credit in the future. The Company's reduced availability of bank financing could have a material adverse effect on management's ability to execute its operating plans.

IMSI MUST RAISE ADDITIONAL FUNDS. ADDITIONAL DILUTION, OR SENIOR RIGHTS, PREFERENCES OR PRIVILEGES MAY RESULT FROM ADDITIONAL EQUITY OR CONVERTIBLE DEBT ISSUES. IMSI anticipates that available funds and cash flows generated from operations will not be sufficient to meet the needs for working capital and capital expenditures for the next twelve months. Therefore, the Company will need to raise significant new working capital in the near future, to support operations and fund its plans. Plans include the issuance of equity, sale or licensing of product lines and the sale of assets, including IMSI's wholly-owned subsidiary, ArtToday.com.

To raise funds, IMSI may issue equity or convertible debt. Also, the Company intends to continue to sell or license product lines to generate funds. If IMSI issues equity or convertible debt, the percentage of ownership of current stockholders will be reduced. Stockholders will experience additional dilution, and such securities may have rights, preferences or privileges senior to those of the holders of IMSI's common stock. The Company may also raise funds by selling assets.

IMSI does not know whether additional financing will be available on favorable terms, or at all. If adequate funds are not available, or are not available on acceptable terms, or if the Company is not able to sell assets, IMSI may not be able to meet existing obligations, fund its Internet plans, develop or enhance services or products, or respond to competitive pressures. Lack of funds could have a material adverse effect on IMSI's business, operating results and financial condition. See "Liquidity and Capital Resources."

POTENTIAL PENALTIES FOR AGREEMENTS RELATING TO REGISTRATION OF SHARES. IMSI agreed to file one or more registration statements covering the resale of the shares issued in 1999, including shares issued or issuable under agreements with The Learning Company (now Mattel, Inc.), Capital Ventures International, BayStar Capital, AmericDisc and Homestyles. The Company filed registration statements pursuant to these agreements. The SEC Division of Corporate Finance had lengthy and detailed comments related to the registration statements. As a result IMSI has not been able to obtain the effectiveness of these registration statements, and the Company may be liable for financial penalties or other payments under the terms of the agreements. The aggregate amount of one or more of these penalties or other payments could be a material amount. IMSI is negotiating with some of these entities, including negotiations for the issuance of additional shares of common stock, but there is no guarantee that such negotiations will be successful. See Notes 5 and 6 to the consolidated financial statements.

IMSI BEARS RISKS ASSOCIATED WITH SOFTWARE DEVELOPMENT THAT CAN ADVERSELY AFFECT FINANCIAL PERFORMANCE. IMSI's small size and limited resources, in a market with rapidly changing technology, creates the risk of lack of customer acceptance of the Company's products, because of potential failure to upgrade existing products, or potential failure to develop new products. New products are introduced frequently. New and emerging technologies create uncertainty. Customer requirements and preferences change frequently. Product obsolescence and advances in computer software and hardware require that the Company develops new products and enhances existing products to remain competitive. The pace of change is accelerating in both hardware and software. PC hardware steadily advances in power and function. Software is increasingly complex and flexible. Software development costs increase, and development takes longer.

Despite testing, errors or "bugs" may still be found in new software releases. Delays in shipping new products or upgrades, as well as the discovery of errors or "bugs" after release may result in adverse publicity, customer dissatisfaction and delay or loss of product revenues. Errors or "bugs" could require significant design modification or corrective releases, and could result in an increase in product returns. IMSI cannot provide assurance that future products and upgrades will be released in a timely manner or that they will receive market acceptance, if and when released.

New products, capabilities or technologies may replace or shorten the life cycles of IMSI's existing products. The announcement of new products by IMSI or by the Company's competitors may cause customers to defer the purchase of existing products. Rapid changes in the market, and availability of new products increase the degree of consumer acceptance risk for IMSI's products.

There is a risk of failure in the Company's product development efforts. IMSI may not have the resources required to respond to technological changes or to compete successfully in the future. Delays or difficulties associated with new product introductions or upgrades could have a material adverse effect on IMSI's business, operating results and financial condition.

Because software development costs increase, and software market introduction costs increase, the financial risks for new product development will increase. The risks of delays in the introduction of such new products will also increase. If IMSI fails to develop or acquire new products in a timely manner, as revenues decrease from products reaching the end of their natural life cycles, the Company's operating results will be adversely affected.

Because of IMSI's small size and capital resources relative to some of the Company's competitors, IMSI's ability to avoid technological obsolescence through acquisition or development of new products or upgrades of existing products may be more limited than companies with more funds.

The Company's distribution channels carry competing product lines. There is substantial pressure from distributors and retailers to obtain marketing and promotional funds, price discounts and favorable return policies in connection with access to shelf space, and in-store promotions and sales of products. These pressures have an adverse impact on the net revenues and profitability of the Company. Consolidation among the companies within IMSI's distribution channels has reduced the number of available distributors, which has increased the competition for shelf-space. The Company cannot provide any assurance that these pressures will not continue or increase.

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

In the past, IMSI allowed distributors to return products in exchange for new products, or for credit towards future purchases, as part of stock balancing programs. Also, IMSI provided price protection to distributors when the Company reduced the price of products. End users may return products through dealers and distributors within a reasonable period from the date of purchase for a full refund. Retailers may return older versions of products. These practices are standard in the software industry. IMSI made these allowances to remain competitive with other software manufacturers. Also, there are shipping, handling and refurbishment costs associated with receiving returns and processing them for resale. While IMSI will not be directly involved with these risks and costs because of the Company's new distribution strategies, the Company's licensees and republishers will face these risks, and they could significantly reduce the profitability of these agreements.


BECAUSE A SUBSTANTIAL AMOUNT OF THE COMPANY'S REVENUE DEPENDS ON A FEW LICENSEES AND REPUBLISHERS, AN ADVERSE CHANGE IN THESE RELATIONSHIPS COULD MATERIALLY AFFECT THE COMPANY. Sales through a limited number of licensees and republishers are, and are expected to continue to be, a substantial amount of IMSI's revenues. In fiscal year 1999, IMSI's top two customers were national distributors and accounted for 27% of net revenues. In fiscal year 2000, the Company's top two customers changed and at fiscal year end were comprised of an online retailer and a software republisher. For the quarter ended June 30, 2000, these top two customers accounted for approximately 18% of net revenues.

If IMSI is unable to collect receivables from any of the Company's largest customers, then IMSI's operating results and financial condition could be materially adversely affected. The loss of, or reduction in sales to, or any other adverse change in IMSI's relationship with any of the Company's principal customers, or principal accounts sold through such customers, could materially adversely affect IMSI's operating results and financial condition.

A portion of IMSI's sales to end-users, Digital River, and several other large customers are made on credit, with varying credit terms. IMSI's customers compete in a volatile industry and are subject to the risk of bankruptcy or other business failure. Some of IMSI's customers have experienced difficulties. Although IMSI maintains a reserve for uncollectible receivables, the Company cannot provide any assurance that the reserve will prove to be sufficient or that the difficulties for these larger customers will not continue or will not have an adverse effect on IMSI's business, operating results and financial condition.

IMSI'S INTELLECTUAL PROPERTY MAY BE VULNERABLE TO UNAUTHORIZED USE, AND THE RISKS OF INFRINGEMENT OR LAWSUITS. IMSI's ability to compete effectively depends in part on the Company's ability to develop and maintain proprietary aspects of IMSI's technology. To protect IMSI's technology, the Company relies on a combination of copyrights, trademarks, trade secret laws, restrictions on disclosure and transferring title, and other methods. IMSI holds no patents. Copyright and trade secret laws afford limited protection. IMSI also generally enters into confidentiality or license agreements with employees and consultants. The Company generally controls access to and distribution of documentation and other proprietary information.

Despite precautions, it may be possible for a third party to copy or otherwise obtain and use IMSI's products or technologies without authorization, or to develop similar technologies independently. IMSI does not include in its products any mechanism to prevent or inhibit unauthorized copying. Policing unauthorized use of the Company's technology is difficult. IMSI is unable to determine the extent to which piracy of the Company's products exists. Software piracy is a persistent problem. If a significant amount of unauthorized copying of IMSI's products were to occur, the Company's business, operating results and financial condition could be adversely affected.

In addition, effective copyright, trademark and trade secret protection may be unavailable or limited in certain foreign countries. The global nature of the Internet makes it virtually impossible to control the ultimate destination of IMSI's products. There can be no assurance that the steps IMSI takes will prevent misappropriation or infringement of IMSI's technology. Litigation may be necessary to protect IMSI's trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources that could have a material adverse effect on IMSI's business, operating results and financial condition. See Note 13 to the consolidated financial statements.

Software developers and publishers are increasingly subject to infringement claims. From time to time, IMSI has received, and may receive in the future, notice of claims of infringement of other parties' proprietary rights. IMSI investigates claims and respond, as the Company deems appropriate. IMSI cannot provide any assurance that infringement or invalidity claims, or claims for indemnification resulting from infringement claims, will not be asserted or prosecuted against the Company.

Defending such claims is expensive and diverts resources. If any valid claims or actions were asserted against the Company, IMSI might seek to obtain a license under a third party's intellectual property rights. IMSI cannot provide any assurance, however, that under such circumstances a license would be available on commercially reasonable terms, or at all.

IMSI provides its products to end users under non-exclusive licenses, which generally are non-transferable and have a perpetual term. IMSI makes source code available for certain of the Company's products. Providing source code increases the likelihood of misappropriation or other misuse of IMSI's intellectual property. IMSI licenses all of its products pursuant to shrink-wrap licenses, or click-wrap licenses on the Internet, that are not signed by licensees and therefore may be unenforceable under the laws of certain jurisdictions.

IMSI'S DEPENDENCE ON THIRD PARTY DEVELOPERS COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S BUSINESS, BECAUSE OF THE RISK OF LOSS OF LICENSES TO SOFTWARE DEVELOPED BY THIRD PARTIES, OR LOSS OF SUPPORT FOR THOSE LICENSES. IMSI's business strategy has historically depended in part on the Company's relationships with third-party developers, who provide products that expand the functionality of IMSI's software. Many of these licenses require payment of royalties based on the number of products sold. In other cases, IMSI may be required to pay substantial up-front royalties and development fees to software developers before the commercial viability of their products has been tested.

If such products fail to achieve success, then IMSI could have substantial charges against the Company's earnings. Licenses from third parties for several of IMSI's products have limited terms and are non-exclusive. IMSI cannot provide any assurance that these third-party software licenses for current products or for new products will continue to be available on commercially reasonable terms, or that the software will be appropriately supported, maintained or enhanced by the licensors.

If IMSI were to lose licenses for software developed by third parties, then the Company would have increased costs and lost sales. Product shipments would be delayed or reduced until equivalent software could be developed, which would have a material adverse effect on IMSI's business, operating results and financial condition.

Talented development personnel are in high demand. IMSI cannot provide any assurance that independent developers will be able to provide development support to the Company in the future. If sales of software utilizing third-party technology increase disproportionately, operating income as a percent of revenue may be below historical levels due to third-party royalty obligations.

THE COMPANY'S USE OF DEVELOPMENT TEAMS OUTSIDE THE UNITED STATES INVOLVES RISK, INCLUDING CONTROL AND COORDINATION RISKS. IMSI programs code and quality tests most of the Company's products outside the United States. IMSI uses contract programmers in development centers in Russia, and has also used programmers in Ukraine, India, and other countries. The cost of programmers outside of the United States is lower than the cost of programmers in the United States.

Relying on foreign contractors presents a number of risks. Managing, overseeing and controlling the programming process are more difficult because of the distance between IMSI management and the contractors. IMSI's contractors have different cultures and languages from the Company's managers, making coordination more difficult.

IMSI's agreements provide that the Company owns the source code developed by the programmers. But the location of the source code outside the United States makes it more difficult for IMSI to ensure that access to the Company's source code is protected. If IMSI loses the services of these programmers, then IMSI's business, operating results and financial condition would be materially adversely affected. The Company probably could find other programmers in the United States or in other countries, but the costs could significantly increase IMSI's expenses.

IMSI'S INTERNET STRATEGY CREATES ADDITIONAL COSTS AND INTRODUCES NEW UNCERTAINTIES WITH NO ASSURANCE OF RESULTS. IMSI's marketplace now has a higher emphasis on the Internet, on Internet-related services, and on content tailored for the Internet. The Company plans to take advantage of opportunities created by the Internet and online networks. During fiscal year 1999 and 2000, IMSI incurred, and expects in the future to incur, significant costs for the Company's Internet infrastructure. These costs include additions to hardware, increases in Internet personnel, acquisitions and cross licenses to drive traffic to IMSI's websites, and a transition to an Internet sales and marketing strategy.

IMSI cannot provide any assurance that the Company's Internet strategy will be successful, or that the costs and investments in this area will provide adequate, or any, results. Delivery of software using the Internet will necessitate some changes in IMSI's business. These changes include addressing operational challenges such as improving download time for pictures, images, and programs, ensuring proper regulation of content quality and developing sophisticated security for transmitting payments. If IMSI fails to adapt to and utilize such technologies and media successfully and in a timely manner, then the Company's competitive position and financial results could be materially and adversely affected.

IMSI MAY NOT BE ABLE TO ATTRACT AND RETAIN KEY PERSONNEL. IMSI's success depends to a significant extent on the performance and continued service of the Company's senior management and key employees. IMSI maintains no key person insurance. The Company does not have employment agreements or non-competition agreements with all of its key employees. Competition for highly skilled employees with technical, Internet, management, marketing, sales, product development and other specialized training is intense, and the supply is limited.

The strong demand for these skills in the United States continued during fiscal 2000. IMSI cannot provide any assurance that the Company will be successful in attracting, motivating and retaining such personnel. IMSI's significant losses in fiscal 2000 and 1999 and the decline in IMSI's stock price are additional risks that have contributed to high staff turnover in areas such as accounting and research and development. This turnover has contributed to disruption in continuity in IMSI's knowledge base and may continue to do so in the future.

IMSI's board of directors and management experienced significant changes in fiscal 2000. As previously reported in a press release and in the quarterly Report on Form 10-Q for the period ended March 31, 2000, IMSI announced the appointment of Geoffrey Koblick as the Company's Chief Executive Officer replacing Mr. Costa John who resigned.

IMSI has historically experienced difficulty in attracting highly qualified programmers and software engineers in the U.S. The Company cannot provide any assurance that it will be successful in attracting, motivating and retaining such personnel. IMSI cannot provide any assurance that one or more key employees will not leave the Company or compete against IMSI. If the Company fails to attract qualified employees or to retain the services of key personnel, then IMSI's business, operating results and financial condition could be materially adversely affected.

DIRECTORS AND OFFICERS HAVE A SIGNIFICANT INFLUENCE OVER THE COMPANY, BECAUSE THEY BENEFICIALLY OWN A SIGNIFICANT PERCENTAGE OF SHARES. As of June 30, 2000, the present directors and executive officers of IMSI and their respective affiliates, in the aggregate, beneficially own approximately 19% of the outstanding common stock. As a result, these shareholders may possess influence over IMSI. Such influence may have the effect of delaying or preventing a change in control of IMSI, impeding a merger, consolidation, takeover or other business combination involving IMSI or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of IMSI.

IMSI'S RELIANCE ON OUTSOURCING COULD MATERIALLY ADVERSELY AFFECT OPERATING RESULTS BECAUSE OF LACK OF SUPPLY. IMSI outsources most of the production of the Company's products. Production primarily involves duplication of media and printing user manuals and packaging materials. In July 1999, IMSI and DisCopyLabs ("DCL") finalized an agreement under which DCL assumed most of IMSI's fulfillment, warehousing, and shipping functions. Due to this change, IMSI closed its primary warehouse in Vacaville, California during April 2000. Subsequently, IMSI terminated the DCL agreement and entered into a similar agreement with MicroWeb. IMSI intends to continue outsourcing in the future, as long as it is economical to do so. IMSI believes that the Company has adequate alternative suppliers of outsourcing services. But the loss of a supplier, or the inability to obtain contract services, could materially adversely affect IMSI's operating results.

Systems integration risks and inventory and fulfillment risks may affect the ability to ship products effectively and cause costly delays or cancellation of customer orders. IMSI's divestiture of non-core products may reduce unit sales to the point that outsourced costs of production may increase.

IMSI'S COMMON STOCK PRICE IS HIGHLY VOLATILE AND IS SUBJECT TO WIDE FLUCTUATIONS AND MARKET RISK. The market price of the Company's common stock is highly volatile. IMSI's stock is subject to wide fluctuations in response to factors such as:

        -       Actual or anticipated variations in operating results,

        -       Announcements of technological innovations,

        - New products or services introduced by the Company or its competitors,

        -       Changes in financial estimates by securities analysts,

        -       Conditions and trends in the software market,

        -       General market conditions, and

        - Other factors, such as recessions, interest rates or international currency fluctuations.

Historically, the trading volume of IMSI's common stock has been very small. The market for the Company's common stock has been materially less liquid than that of most other publicly traded companies. Small trading volume and a less liquid market may amplify price changes in IMSI's stock. If a significant amount of IMSI's common stock is sold, then the Company's stock price could decline significantly.

The NASDAQ Stock Market experiences extreme price and volume fluctuations that have particularly affected the market prices for stock in technology companies. Price fluctuations in technology stock prices are often unrelated or disproportionate to the operating performance of technology companies. Although the trading prices of many technology companies' stocks have retreated from the historical highs achieved earlier this year, they continue to reflect price to earnings ratios substantially above historical levels. IMSI cannot provide any assurance that these trading prices and price to earnings ratios will be sustained. The market price of the Company's common stock may be adversely affected by these broad market factors.

On March 28, 2000, IMSI was de-listed from the OTC Bulletin Board and began trading on the National Quotation Bureau Pink Sheets ("Pink Sheets"), because the Company had failed to file its December 31, 1999 Form 10-Q on a timely basis. As a result, investors could find it more difficult to dispose of, or to obtain accurate quotations of the market value of, the stock as compared to securities that are traded on the NASDAQ trading market or on an exchange. In addition, trading in IMSI's common stock is covered by what is are commonly known as the "Penny Stock Rules." These rules require brokers to provide additional disclosure in connection with any trades involving a stock defined as a "penny stock," including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks related to trading in these stocks.

IMSI'S REGISTRATION OF A SIGNIFICANT NUMBER OF SHARES FOR POSSIBLE PUBLIC RESALE COULD ADVERSELY AFFECT THE MARKET PRICE OF THE COMPANY'S COMMON STOCK. On June 8, 1999, IMSI filed a registration statement covering the possible resale from time to time of approximately 1,100,857 outstanding shares of common stock held by, and approximately 1,223,966 shares that may be issued in the future to, the selling stockholders named in that registration statement. On June 25, 1999, IMSI filed another registration statement covering possible resale of approximately 85,677 outstanding shares held by the selling stockholders, 263,000 shares that may be issued if warrants are exercised by the selling stockholders, 658,362 shares issuable on conversion of a note held by the selling stockholders, and 490,151 shares issuable because of price adjustments in agreements with the selling stockholders named in that registration statement. On October 6, 2000 IMSI had 9,693,892 shares outstanding. The total shares covered by those two registration statements, 3,822,013 shares, represent about 39% of the currently outstanding shares. While the Company failed in its attempts to obtain effectiveness of these registration statements, IMSI will have to file registration statements in the future and the resale of the shares covered by those registration statements could adversely affect the market price of the Company's common stock.

IMSI'S BOARD OF DIRECTORS MAY ISSUE PREFERRED STOCK TO PREVENT A TAKEOVER. The Board of Directors is authorized to issue up to 20,000,000 shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the shareholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of delaying, deferring or preventing a change in control of IMSI. IMSI has no current plans to issue shares of Preferred Stock.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the past, IMSI was exposed to the impact of interest rate and foreign currency fluctuations. IMSI's objective in managing its exposure to interest rate changes and foreign currency fluctuations was to limit the impact of interest rate changes on earnings and cash flow and to lower its overall borrowing costs. IMSI's major market risk exposure is changing interest rates in the United States, which would change interest expense on IMSI's line of credit and term loan. Most of IMSI's international revenues are now denominated in U.S. Dollars. Consequently the exposure to the impact of foreign currency fluctuations is minimal.

IMSI does not hedge interest rate or foreign currency exposure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements and the financial statement schedule are attached as an exhibit at Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 19, 1999, Deloitte & Touche LLP ("D&T") informed IMSI that it had resigned as IMSI's independent accounting firm. D&T's audit report on IMSI's financial statements for the fiscal year ended June 30, 1998 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with the audits of IMSI's consolidated financial statements for the fiscal year ended June 30, 1998, and in the interim periods subsequent to June 30, 1998, preceding the date of D&T's resignation, there were no "reportable events," as that term is defined in the instructions to Form 8-K and the applicable regulations. In connection with the audit of IMSI's consolidated financial statements for the fiscal year ended June 30, 1998, and in the interim periods subsequent to June 30, 1998, preceding the date of D&T's resignation, there were no "disagreements" with D&T on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of D&T would have caused D&T to make reference to the matter in their report, except as follows:

        On September 29, 1998, The Learning Company ("TLC") paid IMSI approximately $1.69 million, representing amounts due to IMSI from the sale of the Family Heritage line of software products by IMSI to TLC ($1.26 million) and other existing contractual agreements ($430,000). IMSI had not recorded revenues or receivables for such amounts due from TLC in its financial statements for prior periods. On October 2, 1998, TLC and IMSI entered into a software license agreement whereby TLC sold Org Plus, a software program, to IMSI in exchange for $3.5 million as follows: $1.7 million paid by IMSI on October 2, 1998, and $450,000 due on each of January 1, 1999, April 1, 1999, July 1, 1999 and October 1, 1999. IMSI initially believed that revenue should be recognized on a cash basis in the quarter ended September 30, 1998 for the $1.69 million TLC payment, and that the full acquisition price of $3.5 million, for IMSI's acquisition of Org Plus should be accounted for separately in the quarter ended December 31,1998. D&T's position was that the two transactions should be treated as one transaction in the quarter ended December 31, 1998 due to several factors. The audit committee of the Company's Board of Directors discussed the subject matter of the accounting disagreement with Deloitte & Touche. IMSI discussed the subject matter of the accounting disagreement with other independent accounting firms. After these discussions with D&T, the Company agreed and accounted for the above transactions in accordance with D&T's position. Accordingly, IMSI did not recognize revenue for the quarter ended September 30, 1998 for the cash receipt from TLC. In the quarter ending December 31, 1998, IMSI recorded the acquisition of OrgPlus at a net amount of $1,810,000.

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

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

On February 15, 2000, Geoffrey Koblick was named president, chief executive officer, chief financial officer and a member of the IMSI's board of directors. Geoffrey Koblick replaced Costa John, who served as president, chief executive officer and chief financial officer. Mr. Koblick, who founded IMSI in 1983, had stepped down as chief operating officer and chairman of the board in May 1999. Also on February 15, 2000, Mark Boyer, a principal in ROI capital, one of IMSI's largest shareholders, was appointed to the board of directors. Additionally, IMSI's other directors, Costa John, Bill Lane, Abe Ostrovsky and Lisa Crane resigned on February 15, 2000. See Form 8-K dated February 15, 2000. On February 17, 2000, Jeffrey Morgan joined IMSI as chief financial officer, assuming those responsibilities from Geoffrey Koblick.

DIRECTORS

The names of all members of the Board of Directors of IMSI, and information about them as of June 30, 2000 are set forth below:

NAME                                     AGE     OCCUPATION                       SINCE
     Mark T. Boyer(1)(2)                 43      President and Director of ROI    2000
                                                 Capital Management

     Richard M. Hall(1)(2)               46      Vice President and General       2000
                                                 Manager of Miadora

     Robert Mayer(1)(2)                  46      Vice President of Adventa.com,   2000
                                                 Inc.

     Geoffrey B. Koblick                 46      President and Chief Executive    2000
                                                 Officer of the Company

     Michael Gariepy                     48      Vice President of the Company    2000

(1) Member of the Compensation Committee.    (2) Member of the Audit Committee.


Mark Boyer became a director in February 2000. Mr. Boyer has been the President and Director of ROI Capital Management since 1992. Previously, Mr. Boyer was General Partner and Portfolio Manager with Volpe, Welty & Company in San Francisco, California and he also worked as an analyst and fund manager with Fidelity Management Research, Inc. in Boston, Massachusetts. Mr. Boyer received his Bachelor of Arts degree, magna cum laude, in finance, accounting and computer sciences from American University in 1980 and earned his MBA degree in finance and accounting from Columbia University in 1982.

Richard Hall became a director in February 2000. Mr. Hall has served as Vice President and General Merchandise Manager of Miadora since October 1999. From 1976 to 1999, Mr. Hall was with the Macy's West Division of Federated Department Stores, most recently as Vice President and Divisional Merchandise Manager. Mr. Hall received his Bachelor of Science degree in economics from the University of Santa Clara in 1976.

Robert Mayer became a director in February 2000. Mr. Mayer served as the Company's Vice President of Sales from 1990 until 1995 and then as Executive Vice President of Worldwide Sales until March 2000. Since then, Mr. Mayer has continued to serve the Company as a part-time consultant assisting IMSI in international sales. Mr. Mayer also served as a director from 1985 until May 1999. Mr. Mayer received a Bachelors of Arts degree from the University of California, and Masters of Science degree from the University of Washington.

On February 15, 2000 Mr. Koblick was named President, Chief Executive Officer, Chief Financial Officer and a member of IMSI's Board of Directors. Mr. Koblick was Chairman of the Board of Directors and Secretary of IMSI from the Company's inception in 1982 until May 1999. In addition, Mr. Koblick served as the Company's President from 1982 through September 1987 and then again from July 1988 to June 1990. Also, Mr. Koblick served as General Counsel from 1982 until May 1999, and as Chief Operating Officer from 1988 to May 1999. From July 1999 until January 2000, Mr. Koblick was a consultant to IMSI. From 1981 to 1982, Mr. Koblick was legal counsel at MicroPro International Corporation (which later changed its name to WordStar International). Between 1979 and 1981, he practiced law in San Francisco with the firm of Gunheim & Yturbide.

Michael Gariepy became a director in May 2000. Mr. Gariepy founded Zedcor, Inc. a publisher of software including

DeskGallery, DeskPaint, DeskWorks, and FutureBASIC. In 1996, Zedcor created ArtToday.com, which was acquired by IMSI in 1998. In March 2000, IMSI appointed Mr. Gariepy as Vice President and General Manager of the Company's home design visualization group, which is responsible for developing Design.NET.

All directors hold office until the next annual meeting of shareholders and until their successors are elected and qualified, or until their earlier resignation, removal or death. Executive officers are chosen by, and serve at the discretion of, the Board.

EXECUTIVE OFFICERS

The names of the Executive Officers of IMSI during fiscal 2000 and information about them are set forth below:

Geoffrey Koblick was Chairman of the Board of Directors and Secretary of IMSI from its inception in 1982 until May 1999. Mr. Koblick served as President of IMSI from 1982 through September 1987, and from July 1988 to June 1990, as General Counsel from 1982 to May 1999, and as Chief Operating Officer from 1988 to May 1999. From July 1999 until January 2000 Mr. Koblick served as a consultant to IMSI. On February 15, 2000 Mr. Koblick returned to IMSI as President and Chief Executive Officer.

Michael Gariepy co-founded Zedcor, Inc., a publisher of software including DeskGallery, DeskPaint, DeskWorks, and FutureBASIC. In 1996 Zedcor created ArtToday.com, which was acquired by IMSI in 1998. In March 2000, IMSI appointed Mr. Gariepy as Vice President and General Manager of the Company's home design visualization group, which is responsible for developing Design.NET. In May 2000, Michael Gariepy was appointed as a director of IMSI.

Peter Gariepy co-founded Zedcor, Inc. a publisher of software including DeskGallery, DeskPaint, DeskWorks, and FutureBASIC. In 1996, Zedcor created ArtToday.com, which was acquired by IMSI in 1998. Before co-founding Zedcor, Peter Gariepy established Software Unlimited, one of the nation's first software stores. He later managed computer retail stores for Valmont Industries and Bell Atlantic Corporation. In August 1999, ArtToday appointed Peter Gariepy as President.

Jeffrey B. Morgan joined IMSI in February 2000 as Chief Financial Officer. Mr. Morgan has over 25 years of experience in finance and operations with both large and small companies. This experience includes eleven years of progressively increasing financial responsibilities with Chevron Corporation culminating with responsibility for Accounting Principles and Policy and Regulatory Reporting and Analysis for this multi-national company. Mr. Morgan earned his B.S. degree and an MBA, with an emphasis in finance, from the University of California at Berkeley.

Kathleen Mountanos has been with IMSI for the last 7 of her 12 years in the software industry. During her tenure, Kathleen expanded the IMSI sales department to include corporate, government, and educational sales divisions. She is currently Vice President of North American Sales. Ms. Mountanos received her BA in Liberal Arts from St. Mary's College, and her Master's Degree from the University of San Francisco.

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

The Company has not been provided with copies of any forms filed by officers, directors, or ten percent shareholders. The Company has informed the officers, directors, and ten percent shareholders of the filing requirements. Each delinquent filer has represented that they will file the required forms and provide the copies to the company within three days of such filings.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded, earned or paid for services rendered in all capacities to the Company and its subsidiaries during each of the fiscal years ended June 30, 2000, 1999 and 1998 to (i) the Company's chief executive officers during fiscal 2000; (ii) the Company's four most highly compensated executive officers other than the CEO who were serving as executive officers at the end of fiscal 2000, and (iii) the two additional individuals (Martin Sacks and Robert Mayer) who would have been highly compensated individuals but were no longer employees at the end of fiscal 2000 (collectively, "Named Persons").

                           SUMMARY COMPENSATION TABLE

                                                       ANNUAL COMPENSATION                                LONG-TERM
                                     -------------------------------------------------------------       COMPENSATION
                                                                                     OTHER                  AWARDS
NAME AND                            FISCAL                                           ANNUAL                SECURITIES
PRINCIPAL POSITIONS                  YEAR      SALARY($)(1)      BONUS($)(1)    COMPENSATION($)(2)   UNDERLYING OPTIONS(11)
                                    ------     ------------      -----------    ------------------   -----------------------
Geoffrey B. Koblick(3)               2000        222,099               --             7,661                 280,750
President and Chief                  1999        200,000            9,706             7,252                      --
Executive Officer                    1998        176,667           38,937             6,256                      --



Michael Gariepy(4)                   2000         77,682               --                --                 191,672
Vice President and General           1999        127,421               --             2,990                      --
Manager of Design.net                1998         87,465               --             5,980                      --
Project


Peter Gariepy(5)                     2000        133,000            5,000                --                  10,672
President of ArtToday.com            1999        177,816               --             2,990                      --
                                     1998         66,672               --             5,980                  15,000


Jeffrey Morgan(6)                    2000         43,901               --                --                 125,000


Kathleen Mountanos(7)                2000        130,516           56,987                --                 132,625
Vice President North                 1999         68,282           68,554                --                      --
American Sales                       1998         55,997           57,168                --                      --


Costa John(8)                        2000        154,202           35,000             4,355                      --
President and Chief                  1999         66,667               --                --                      --
Executive Officer


Martin Sacks(9)                      2000        140,761               --             2,901                   2,000
Chairman of the Board of             1999        220,000            9,706             5,141                      --
Directors and President of           1998        200,000           48,137             7,346                      --
ArtToday.com


Robert Mayer(10)                     2000        162,763               --             5,032                 132,500
Executive Vice President,            1999        180,009            4,162             7,367                      --
Worldwide Sales                      1998        141,250           62,001             7,603                      --

(1) Amounts stated above are the actual amounts received. Amounts paid are based upon the following annual salaries: Koblick $220,000, M. Gariepy $180,000, P. Gariepy $149,000, Mountanos $144,000, Morgan $130,000, John
        $220,000, Sacks $220,000 and Mayer $180,000. Mr. Koblick's salary for 2000 includes $108,333 of severance.

(2) Includes payments of medical and dental insurance premiums by the Company.

(3) Mr. Koblick was the previous Chief Operating Officer, Chairman of the Board of Directors and General Counsel until May 1999. From July 1999 until January 2000, Mr. Koblick was paid severance, and he served as a Consultant to the Company. Mr. Koblick rejoined the Company as President and Chief Executive Officer on February 15, 2000.

(4) Mr. Michael Gariepy served as Vice President of Sales for ArtToday.com until August 2, 1999. Mr. Gariepy rejoined the Company in his current role on February 28, 2000.

(5) Mr. Peter Gariepy has been with ArtToday.com since the company's founding in 1987 and was named President in July

        1999.

(6)     Mr. Morgan joined IMSI in February 2000 as Chief Financial Officer.

(7) Ms. Mountanos has been employed by IMSI for 7 years, and currently serves as Vice President of North American Sales.

(8) Mr. John served as President and Chief Executive Officer from May 1999 until February 15, 2000.

(9) Mr. Sacks acted as President and Chief Executive Officer until May 1999. At that time Mr. Sacks became Chairman of the Board of Directors and President of ArtToday.com until January 26, 2000.

(10) Mr. Mayer worked for IMSI on a full-time basis through March 31, 2000, at which time he became a consultant to the Company.

(11) Includes the following number of options to acquire shares of the Company's subsidiary ArtToday.com: Koblick 2,000; M. Gariepy 6,672; P. Gariepy 10,672; Sacks 2,000; all exercisable at $15.43 per share.

OPTION GRANTS

The following table sets forth information regarding individual grants of options to acquire the Company's Common Stock during fiscal 2000 to each Named Person.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                                            RATES OF STOCK PRICE
                                                                                               APPRECIATION
                                                 INDIVIDUAL GRANTS                           FOR OPTION TERM(5)
                                                 -----------------                          --------------------
                                           % OF TOTAL        EXERCISE
                                         OPTIONS GRANTED        OR
                            OPTIONS       TO EMPLOYEES       BASE PRICE    EXPIRATION
      NAME               GRANTED(1)(2)   IN FISCAL YEAR(3)   ($/SHR)(4)       DATE         5%($)         10%($)
 -------------------     -------------   -----------------   ----------    ----------     -------       -------
 Geoffrey B. Koblick        278,750            11%              0.75         2/26/10      131,000       333,000
 Michael Gariepy            185,000             8%              0.75         2/26/10       87,000       221,000
 Robert Mayer               132,500             5%              0.75         2/26/10       62,000       158,000
 Jeffrey Morgan             125,000             5%              0.75         2/26/10       59,000       149,000
 Kathleen Mountanos          35,625             2%              1.625       12/13/09       36,000        92,000
 Kathleen Mountanos          97,000             4%              0.75         2/26/10       46,000       116,000

(1)     Options vest over four years.

(2) Does not include options held by Geoffrey B. Koblick and Michael Gariepy in the Company's subsidiary, ArtToday.com, exercisable at $15.43 per share.

(3) The Company granted options to purchase 3,130,883 shares of Common Stock to employees during fiscal 2000. The Company also cancelled 2,761,402 options during fiscal 2000. Most of these cancellations related to employees who were terminated or resigned. A portion of the cancelled options related to continuing IMSI employees and IMSI replaced these options at reduced exercise prices. The options granted during fiscal year 2000, net of the cancellation of these options, were 2,472,274.

(4) The exercise price may be paid in cash, or the Administrator of the Plan may in its discretion authorize the acceptance of full recourse notes, securities, surrender of shares issuable upon exercise with a fair market value equal to the exercise price, or any other property.

(5) The 5% and 10% assumed compound rates of stock appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of future Common Stock prices.

OPTIONS EXERCISED

The following table sets forth information with respect to the options exercised during fiscal 2000 by the Named Persons, including the aggregate value of gains on the date of exercise. In addition, this table includes the number of shares covered by both exercisable and non-exercisable stock options as of June 30, 2000. Also reported are the values for "in-the-money" options, which represent the positive spread between the exercise price of any such existing stock options and the fiscal year-end price of the Common Stock.

             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                            FY-END OPTION/SAR VALUES

                                                          NUMBER OF UNEXERCISED           VALUE OF UNEXERCISED
                                                              OPTIONS/SARS                IN-THE-MONEY OPTIONS
                                                          AT JUNE 30, 2000(1)(2)         AT JUNE 30, 2000($)(3)
                                                          ----------------------         ----------------------
                                           VALUE
   NAME                    EXERCISE #    REALIZED($)     EXERCISABLE/UNEXERCISABLE     EXERCISABLE/UNEXERCISABLE
   ----                    ----------    -----------     -------------------------     -------------------------
  Geoffrey B. Koblick         --            --                     0/410,000                     0/20,500

  Michael Gariepy             --            --                     0/200,000                     0/10,000

  Robert Mayer                                                     0/132,500                      0/6,625

  Kathleen Mountanos          --            --                19,400/131,100                      0/4,850

  Jeffrey Morgan              --            --                     0/125,000                      0/6,250

(1) These options, which have a four-year vesting period, become exercisable over time based on continuous employment with the Company and in certain cases are subject to various performance criteria or vest in full upon acquisition of the Company.

(2) Does not include options held by Geoffrey B. Koblick and Michael Gariepy in the Company's subsidiary, ArtToday.com, exercisable at $15.43 per share.

(3) Based on the difference between the market price of the Common Stock at June 30, 2000 ($.80 per share), and the aggregate exercise prices of options shown in the table.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of September 20, 2000, the beneficial ownership of the Company's Common Stock by (i) each person who is known by the Company to own of record or beneficially more than five percent (5%) of the Company's Common Stock, (ii) each director or nominee, (iii) each other executive officer named in the Summary Compensation Table, above in Item 11, and
(iv) all directors and executive officers as a group. Except as otherwise indicated, the shareholders listed in the table have sole voting and dispositive power with respect to the shares indicated, subject to community property laws where applicable. The business address of Capital Ventures International is in care of Heights Capital Management, 425 California Street, Suite 1100, San Francisco, California 94104. The business address of BayStar Capital L.P. is 505 Montgomery Street, 20th Floor, San Francisco, California 94111. The business address of ROI Capital Management is 17 East Sir Francis Drake Boulevard, Suite 225, Larkspur, California 94939. The business address of Messrs. Mayer, Koblick, Michael Gariepy, Mr. Morgan, and Ms. Mountanos is 75 Rowland Way, Novato, California 94945. The business address of Mr. Sacks is 20 Sunnyside Avenue, Suite G, Mill Valley, California, 94941. The business address of Mr. Peter Gariepy is 3720 North Dodge, Suite Z, Tuscon Arizona, 85716. The business address of Mr. Boyer is 17 East Sir Francis Drake Boulevard, Suite 225, Larkspur, California 94939. The business address of Mr. Hall is 2600 Campus Drive, Suite 205, San Mateo, California, 94413.

  NAME AND ADDRESS
  OF BENEFICIAL OWNER                                    SHARES BENEFICIALLY OWNED(1)    PERCENTAGE OF CLASS(1)
  -------------------                                    ----------------------------    ----------------------
  Capital Ventures, Inc.(2)                                     2,631,291                        27.41%
  BayStar Capital, L.P.(3)                                        734,004                         7.38%
  ROI Capital Management                                          521,765                         5.51%
  Robert Mayer(4)                                                 464,694                         4.88%
  Geoffrey Koblick(5)                                             454,600                         4.76%
  Michael Gariepy(6)                                              402,306                         4.23%
  Martin Sacks(7)                                                 281,404                         2.96%
  Peter Gariepy(8)                                                194,954                         2.06%
  Mark Boyer                                                       40,500                            *
  Kathleen Mountanos(9)                                            24,125                            *
  Richard Hall                                                      7,663                            *
  Jeffrey Morgan                                                       --                           --
  All directors and executive
  officers as a group (8 persons)(10)                           1,870,246                        19.25%

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

(2) Includes 131,291 shares issuable to Capital Ventures, Inc. on the exercise of a warrant.

(3) Includes 230,120 shares issuable to BayStar on the conversion of a note and 250,000 shares issuable to BayStar on the exercise of a warrant.

(4) Includes 62,608 shares issuable upon the exercise of stock options held by Mr. Mayer within 60 days from the date of the table.

(5) Includes 82,000 shares issuable upon the exercise of stock options held by Mr. Koblick within 60 days from the date of the table.

(6) Includes 40,000 shares issuable upon the exercise of stock options held by Mr. Michael Gariepy within 60 days from the date of the table.

(7) Includes 39,521 stock options exercised by Mr. Sacks in the first quarter of fiscal year 2001.

(8) Includes 3,000 shares issuable upon the exercise of stock options held by Mr. Peter Gariepy within 60 days from the date of the table.

(9) Includes 20,525 shares issuable upon the exercise of stock options held by Ms. Mountanos within 60 days from the date of the table.

(10) Includes 247,654 shares subject to options so exercisable held by all officers and directors as a group.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There was a severance agreement between IMSI and Geoffrey Koblick. Between May 1999 and January 2000, Mr. Koblick acted as a consultant to the Company and received $150,000 as separation payments. IMSI also forgave a promissory note in the amount of $35,000 owed by Mr. Koblick. During the severance period, Mr. Koblick was entitled to exercise his stock options and vesting continued. Mr. Koblick returned as President and CEO on February 15, 2000.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

   (a) DOCUMENTS FILED AS PART OF THIS ANNUAL REPORT ON FORM 10-K:

1. Financial Statements

   Independent Auditors' Report for the years ended June 30, 2000 and 1999         50

   Independent Auditors' Report for the year ended June 30, 1998                   51

   Consolidated Balance Sheets at June 30, 2000 and 1999                           52

   Consolidated Statements of Operations for the years ended June 30, 2000,
   1999, and 1998                                                                  53

   Consolidated Statements of Shareholders' Equity for the years ended June
   30, 2000, 1999, and 1998                                                        54

   Consolidated Statements of Cash Flows for the years ended June 30, 2000,
   1999, and 1998                                                               55-56

   Notes to Consolidated Financial Statements                                      57

2. Financial Statement Schedule

   Schedule II - Valuation and Qualifying Accounts for the years ended
   June 30, 2000, 1999, and 1998                                                   81

   (b) REPORTS ON FORM 8-K:                                                        82

   (c) EXHIBITS: SEE EXHIBIT INDEX                                                 84

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
International Microcomputer Software, Inc.


We have audited the accompanying consolidated balance sheets of International Microcomputer Software, Inc. and subsidiaries (the "Company") as of June 30, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Microcomputer Software, Inc. and subsidiaries as of June 30, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II as listed in the Index at Item 14(a) 2 for the years ended June 30, 2000 and 1999. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $16,871,000 during the year ended June 30, 2000, and, as of that date, the Company's current liabilities exceeded its current assets by $18,999,000 and it was in default under its lending agreements. These factors, among others, as discussed in Note 1 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



 /s/ GRANT THORNTON LLP
----------------------------------

San Francisco, California
September 22, 2000

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
International Microcomputer Software, Inc.


We have audited the accompanying consolidated statements of operations, shareholders' equity, and cash flows of International Microcomputer Software, Inc. and subsidiaries (the "Company") for the fiscal year ended June 30, 1998. Our audit also included the financial statement schedule for the year ended June 30, 1998, listed in the Index at Item 14(a) 2. These financial statements and financial statement schedule are the responsibility of IMSI's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the results of operations and cash flows of International Microcomputer Software, Inc. and subsidiaries for the fiscal year ended June 30, 1998 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the year ended June 30, 1998, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



 /s/ DELOITTE & TOUCHE LLP
----------------------------------

San Francisco, California
August 5, 1998

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     JUNE 30
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                      2000               1999
                                                                      ----               ----
ASSETS
Current assets:
  Cash and cash equivalents                                        $  1,477          $  3,681
  Receivables, less allowances for doubtful accounts,
     discounts and returns of $995 and $7,445                         1,043             4,933
  Inventories                                                           189             2,895
  Prepaid royalties and licenses                                        760             1,858
  Income tax receivable                                                  --             3,751
  Other current assets                                                  717               758
                                                                   --------          --------
      Total current assets                                            4,186            17,876

Fixed assets, net                                                       770             3,632
Deferred tax assets                                                      --               465
Capitalized software development costs, net                           1,918             2,856
Other assets, net                                                     1,760             2,315
                                                                   --------          --------
       Total assets                                                $  8,634          $ 27,144
                                                                   ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Current portion of long-term debt                               $ 12,430          $  7,110
   Trade accounts payable                                             2,514             2,256
   Accrued and other liabilities                                      3,010             5,119
   Accrued restructuring charges                                        129             1,440
   Accrued arbitration award                                          2,717                --
   Deferred revenue                                                   2,385             3,178
                                                                   --------          --------
     Total current liabilities                                       23,185            19,103

Long-term debt and other obligations                                    302             6,599
                                                                   --------          --------
      Total liabilities                                              23,487            25,702

Commitments and contingencies                                            --                --

Shareholders' Equity (Deficit):
   Common stock, no par value; 300,000,000 authorized;
   issued and outstanding 9,469,366 in 2000 and
   7,014,078 shares in 1999                                          28,271            27,526
   Accumulated deficit                                              (42,834)          (25,963)
   Accumulated other comprehensive income (loss)                         (3)              129
   Notes receivable from shareholders                                  (250)             (250)
Deferred compensation                                                   (37)               --
                                                                   --------          --------
      Total shareholders' equity (deficit)                          (14,853)            1,442
                                                                   --------          --------
Total liabilities and shareholders' equity (deficit)               $  8,634          $ 27,144
                                                                   ========          ========

                 See Notes to Consolidated Financial Statements

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                               YEARS ENDED JUNE 30
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 2000              1999              1998
Net revenues                                                   $ 19,162          $ 37,679          $ 62,065
Product costs                                                    10,190            25,424            23,382
                                                               --------          --------          --------
Gross margin                                                      8,972            12,255            38,683

Costs and expenses:
Sales and marketing                                               5,420            18,387            18,611
General and administrative                                        7,848             8,181             5,005
Research and development                                          4,003             8,069             8,614
Restructuring charge                                               (280)            1,508                --
Write off purchased in-process research and
   development                                                       --                --             6,367
                                                               --------          --------          --------
Total operating expenses                                         16,991            36,145            38,597

Operating income (loss)                                          (8,019)          (23,890)               86

Other income (expense)
Gain on product line sales                                        1,490                --                --
Interest and other expense, net                                  (3,725)           (1,880)             (759)
Loss on disposition of fixed assets                              (1,607)               --                --
Loss on liquidation of foreign subsidiaries                      (2,043)               --                --
Arbitration award, net of insurance reimbursement                (2,435)               --                --
                                                               --------          --------          --------
Total other expense                                              (8,320)           (1,880)             (759)

Loss before income taxes and                                   --------          --------          --------
   extraordinary item                                           (16,339)          (25,770)             (673)

Income tax expense (benefit)                                        532               237              (303)
                                                               --------          --------          --------
Loss before extraordinary item                                  (16,871)          (26,007)             (370)

Extraordinary loss on extinguishment of
   debt                                                              --              (959)               --
                                                               --------          --------          --------
Net loss                                                       $(16,871)         $(26,966)         $   (370)
                                                               ========          ========          ========
Basic and diluted loss per share                               $  (2.22)         $  (4.30)         $  (0.07)
                                                               ========          ========          ========
Shares used in calculating basic and diluted per share
   information:                                                   7,590             6,275             5,513

                 See Notes to Consolidated Financial Statements

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    YEARS ENDED JUNE 30, 2000, 1999, AND 1998
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                      Retained       Accumulated
                                                                                      Earnings          Other
                                                             Common Stock          (Accumulated     Comprehensive
                                                        Shares          Amount        Deficit)       Income(Loss)
                                                      ----------       --------    ------------     --------------
BALANCE AT JULY 1, 1997                                5,128,759       $  6,453       $  1,373          $ (46)
  Issuance of common stock under stock bonus and
     option plans and for exercise of warrants           189,400            623
  Issuance of common stock for acquisitions
    - Corel                                              346,020          5,000
    - MediaPaq                                            20,000            240
  Deferred compensation amortization                                         30
  Tax benefit from exercise of stock options                                372
  Net loss                                                                                (370)
  Foreign currency translation adjustment                                                                  21

  Comprehensive loss
                                                      -------------------------------------------------------
BALANCE AT JUNE 30, 1998                               5,684,179         12,718          1,003            (25)
  Issuance of common stock under stock bonus and
    option plans                                         163,365            960
  Issuance of common stock related to:
    Acquisitions                                         194,508          1,107
    Settlement of debt                                   503,913          5,696
    Art Today.com agreement                               50,476            311
    Capital Ventures agreement                           437,637          5,000
    Value attributed to warrants:
       Silicon Valley Bank                                                  776
       Baystar Capital, L.P.                                              1,162
  Common stock received in satisfaction of
     receivable                                          (20,000)          (320)
  Forgiveness of notes receivable from
     shareholder
  Deferred compensation amortization                                        116
  Net loss                                                                             (26,966)
  Foreign currency translation adjustment                                                                 154

  Comprehensive Loss
                                                      -------------------------------------------------------
BALANCE AT JUNE 30, 1999                               7,014,078         27,526        (25,963)           129
                                                      -------------------------------------------------------
  Issuance of common stock under stock bonus and
     option plans                                          7,000              3
  Issuance of common stock related to:
     Price Protection agreement with Capital
     Ventures International                            2,062,363
  Settlement of debt                                     385,925            628
  Liquidation of subsidiaries                                                                            (139)
  Issuance of new warrants                                                  114
  Net loss                                                                             (16,871)
  Foreign currency translation adjustment                                                                   7

  Comprehensive Loss
                                                      -------------------------------------------------------
BALANCE AT JUNE 30, 2000                               9,469,366       $ 28,271       $(42,834)         $  (3)
                                                      =======================================================


                                                      Comprehensive       Notes
                                                         Income       Receivable from     Deferred
                                                         (Loss)        Shareholders     Compensation     Total
                                                      -------------   ---------------   ------------   --------
BALANCE AT JULY 1, 1997                                 $     --          $(285)            $ --       $  7,495
  Issuance of common stock under stock bonus and
     option plans and for exercise of warrants                                                              623
  Issuance of common stock for acquisitions
    - Corel                                                                                               5,000
    - MediaPaq                                                                                              240
  Deferred compensation amortization                                                                         30
  Tax benefit from exercise of stock options                                                                372
  Net loss                                                  (370)                                          (370)
  Foreign currency translation adjustment                     21                                             21
                                                        --------
  Comprehensive loss                                    $   (349)
                                                        -------------------------------------------------------
BALANCE AT JUNE 30, 1998                                                   (285)              --         13,411
  Issuance of common stock under stock bonus and
    option plans                                                                                            960
  Issuance of common stock related to:
    Acquisitions                                                                                          1,107
    Settlement of debt                                                                                    5,696
    Art Today.com agreement                                                                                 311
    Capital Ventures agreement                                                                            5,000
    Value attributed to warrants:
       Silicon Valley Bank                                                                                  776
       Baystar Capital, L.P.                                                                              1,162
  Common stock received in satisfaction of
     receivable                                                                                            (320)
  Forgiveness of notes receivable from
     shareholder                                                             35                              35
  Deferred compensation amortization                                                                        116
  Net loss                                               (26,966)                                       (26,966)
  Foreign currency translation adjustment                    154                                            154
                                                        --------
  Comprehensive Loss                                    $(26,812)
                                                        -------------------------------------------------------
BALANCE AT JUNE 30, 1999                                                   (250)              --          1,442
                                                                          -------------------------------------
  Issuance of common stock under stock bonus and
     option plans                                                                                             3
  Issuance of common stock related to:
     Price Protection agreement with Capital
     Ventures International                                                                                  --
  Settlement of debt                                                                         (37)           591
  Liquidation of subsidiaries                               (139)                                          (139)
  Issuance of new warrants                                                                                  114
  Net loss                                               (16,871)                                       (16,871)
  Foreign currency translation adjustment                      7                                              7
                                                        --------
  Comprehensive Loss                                    $(17,003)
                                                        -------------------------------------------------------
BALANCE AT JUNE 30, 2000                                                  $(250)            $(37)      $(14,853)
                                                                          =====================================

                 See Notes to Consolidated Financial Statements

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               YEARS ENDED JUNE 30
                                 (IN THOUSANDS )

                                                                     2000           1999           1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                        $(16,871)      $(26,966)      $   (370)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET
  CASH USED BY OPERATING ACTIVITIES:
  Depreciation and amortization                                      2,750          4,308          4,147
  Liquidation of subsidiaries, net of cash                           2,043             --             --
  Bad debt reserve                                                     306            479             (8)
  Returns reserve                                                      448          2,251          1,409
  Rebates reserve                                                       --             98              0
  Price discounts reserve                                              241            536           (263)
  Provision for inventory obsolescence                                 311            238            472
  Deferred taxes                                                       465          4,128         (2,855)
  Forgiveness of notes receivable from shareholders                     --             35             --
  Loss on disposal of fixed assets, net of cash                      1,607            232             --
  Write-off of purchased in-process research and development            --             --          6,367
  Restructuring charges                                               (280)         3,167             --
  Foreign currency translation                                           7            235            153
  Charges related to stock issuance and warrant amortization         1,887           1271            402
  Gain on product line sale                                         (1,490)            --             --
CHANGES IN ASSETS AND LIABILITIES:
  Receivables                                                        1,791          4,568         (6,581)
  Inventories                                                        1,511          1,232         (3,533)
  Prepaid royalties and licenses                                     1,098            196         (3,277)
  Income taxes receivable                                            3,751         (3,751)            --
  Other current assets                                                   7             51           (281)
  Trade accounts payable                                               522           (422)           943
  Accrued and other liabilities                                      1,467          1,162          1,289
  Accrued restructuring charges                                     (1,031)         1,440             --
  Deferred revenue                                                    (793)         2,771            407
                                                                  --------       --------       --------
Net cash used by operating activities                                 (253)        (2,741)        (1,579)
                                                                  --------       --------       --------
Cash flows from investing activities:
  Liquidation of subsidiaries                                         (992)            --             --
  Proceeds from product line sales                                   1,555             --             --
  Purchase of equipment                                               (314)        (1,190)        (1,026)
  Proceeds from sale of fixed assets                                    40             --             --
  Software development
      costs and in-process technologies                               (159)        (2,171)        (2,708)
  Purchase of goodwill, trademark and brand                             --         (2,404)            --
  Other                                                                 --             36           (170)
                                                                  --------       --------       --------
Net cash provided (used) by investing activities                       130         (5,729)        (3,904)
                                                                  --------       --------       --------
Cash flows from financing activities:
  Credit line borrowings                                                --          2,025         16,358
  Credit line repayments                                              (804)        (4,573)        (8,410)
  Borrowings (repayments) under term loans - net                      (750)         7,496         (1,282)
  Capital lease and other obligations repayment - net                 (530)          (992)          (611)
  Proceeds from issuance of common stock                                 3          6,183            526
                                                                  --------       --------       --------
Net cash provided (used) by financing activities                    (2,081)        10,139          6,581
                                                                  --------       --------       --------
Effect of exchange rate change on cash and cash equivalents             --            (81)          (131)
                                                                  --------       --------       --------
Net increase (decrease) in cash and cash equivalents                (2,204)         1,588            967
Cash and cash equivalents at beginning of year                       3,681          2,093          1,126
                                                                  --------       --------       --------
Cash and cash equivalents at end of the year                      $  1,477       $  3,681       $  2,093
                                                                  ========       ========       ========

                 See Notes to Consolidated Financial Statements

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest paid                                                                 $1,100      $1,584      $  552
  Income taxes paid                                                             $   11      $  308      $2,592


SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING AND INVESTING ACTIVITIES
  Equipment acquired through capital lease obligations                             $--      $  984      $1,462
  Common stock received in satisfaction of receivable                               --         320          --
  Repayment of payables and accrued and other liabilities with IMSI common         128       3,090          --
  stock
  Equipment disposals subject to capital lease obligations                         187          --          --
  Repayment of term loans with IMSI common stock                                   500       2,606          --
  Acquisition of technology and assets in exchange for:
      Long-term debt                                                                --          --         300
      Accrued Liabilities                                                           --          --         383
      Notes payable                                                                 --       4,030       1,034
      Common stock                                                                  --       1,107       5,240

                 See Notes to Consolidated Financial Statements

INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

International Microcomputer Software, Inc. ("IMSI" or the "Company") was incorporated in California in November 1982. IMSI has wholly-owned subsidiaries located in Tucson, Arizona and Australia. IMSI develops and publishes software in the precision design (computer assisted drawing), graphic design (visual content), business applications, and utilities categories targeted to small to medium-size businesses, professionals, and consumers.

BASIS OF PRESENTATION AND REALIZATION OF ASSETS

The financial statements have been prepared on a basis that contemplates IMSI's continuation as a going concern and the realization of assets and liquidation of liabilities in the ordinary course of business. The Company has an accumulated deficit of $42,834,000 and negative working capital of $18,999,000 at June 30, 2000. In January 2000, IMSI ceased interest and principal payments on all borrowings, debt or other interest bearing obligations, with the exception of monthly interest payments to Union Bank of California on the non-revolving reducing loan. Accordingly, the Company is in default of various covenants of these agreements. On February 18, 2000, under the guidance of CMA Business Credit Services, IMSI held a formally noticed general meeting of its creditors. At that meeting, the creditors elected a committee to represent creditor interests. The committee agreed to give IMSI a 120-day standstill period that has been subsequently extended on a month-to-month basis so long as IMSI demonstrates progress in achieving a debt settlement acceptable to the creditors. In July 2000 IMSI presented a plan to the creditors committee for paying off its obligations. There can be no assurance that IMSI will be successful in this plan, or that it will be accepted by the creditors committee. These matters, among others, raise substantial doubt about IMSI's ability to remain a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty. IMSI's continued existence is dependent on its ability to achieve profitable operations and positive operating cash flow and to obtain additional financing sufficient to allow an acceptable debt settlement.

In June 1999 IMSI announced a restructuring plan that was intended to end the large losses and restore profitable operations. This plan included the outsourcing of operations, consolidation of facilities, reduction of personnel and the divestiture of non-core products. In January 2000, IMSI announced it was taking more drastic actions to resolve the Company's very serious financial problems. During fiscal 2000, IMSI accomplished the announced changes to reduce costs. The Company was successful in selling products from non-traditional product lines to generate cash. In August 1999, IMSI sold the rights to the Easy Language product line for $1,700,000, and, in March 2000, the Company sold the rights to People Scheduler for $55,000. In March 2000, IMSI executed republishing agreements with firms in Europe and the United States to manufacture and sell IMSI products. As part of these agreements, IMSI received $300,000 in guarantees, which the Company will recognize over the term of the agreements. All of these efforts stabilized the Company's situation and resulted in a cash balance of $1,477,000 million at June 30, 2000.

Management believes that the efforts during this last year and the resultant year-end cash balance have provided a sufficient basis to maintain operations so long as the creditors continue to standstill. Also, IMSI is implementing direct marketing and internet marketing programs to increase revenues. In fiscal 2001, IMSI will release TurboCAD 7.0, which management believes will increase revenues. Management believes the combination of last year's actions and this year's initiatives could return IMSI to profitability. However, IMSI acknowledges that it is very unlikely that the Company can internally generate sufficient funds in time to resolve the large debt problem. The Company's secured creditors have stated that they cannot extend the standstill period indefinitely, and they are looking for the situation to be resolved before the end of fiscal 2001.

Therefore, IMSI's continuation as a going concern through the end of fiscal 2001 depends on the Company's ability to obtain additional financing to settle the debt. In January 2000, IMSI retained the investment banking firm of Heartland Financial to explore alternatives to raise capital. The alternatives explored included the sale of either or both of IMSI's Internet business units, the restructuring of debt, and the infusion of new capital. While Heartland's efforts did result in several preliminary discussions, none were successful. In August, IMSI received a proposal from independent investors and suspended the retention of Heartland Financial. This proposal includes the purchase of IMSI stock conditioned upon an agreement by the

Company's creditors to settle all debt at a discount. The Company will continue to pursue this proposal and is continuing to solicit other proposals. If IMSI cannot consummate the current proposal, the Company will resume the retention of Heartland Financial to explore all possible alternatives to raise the capital to settle the debt. There can be no assurance that IMSI will be successful in these efforts to raise additional funds.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of IMSI and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. During the third quarter of fiscal year 2000, the Company began the liquidation of its European and South African subsidiaries. Upon appointment of a liquidator over the assets of the subsidiaries, the Company no longer had control, and therefore ceased consolidating these subsidiaries in its financial statements.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Significant estimates used in the consolidated financial statements include the estimates of (i) doubtful accounts, sales returns, price protection and rebates (ii) anticipated future gross revenues from products for which software development costs have been capitalized, (iii) provision for income taxes and realizability of the deferred tax assets, (iv) the life and realization of identifiable intangible assets, (v) restructuring costs and (vi) provisions for obsolete inventory. The amounts IMSI will ultimately incur or recover could differ materially from IMSI's current estimates.

REVENUE RECOGNITION

Revenue is recognized when earned. Beginning in fiscal 1999 the Company adopted American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, With Respect to Certain Transactions. Prior to fiscal 1999 the Company followed SOP 91-1. Revenue from packaged product sales to distributors, resellers and end users is recorded when related products are shipped. For software delivered via the Internet, revenue is recorded when the customer downloads the software. Subscription revenue is recognized ratably over the contract period, generally 12 to 15 months. Revenue from hybrid products is allocated to the underlying components based on the ratio of the value of each component to the total price and that portion is recognized accordingly. Non-refundable advanced payments received under license agreements are recognized as revenue when the customer accepts the delivered software. Revenue from software licensed to developers, including royalties earned in excess of non-refundable advanced payments, is recorded as the developers ship products containing the licensed software. Revenue from minimum guaranteed royalties in republishing agreements is recognized ratably over the term of the agreement. Royalties in excess of the guaranteed minimums are recognized when collected. Costs related to post-contract customer support, which are minimal and include limited telephone support and online maintenance for certain products, are accrued. Sales to distributors permit limited rights of return upon termination or when a product is defective. Reserves for returns, price discounts and rebates are estimated using historical averages and a consideration of open return requests. Beginning with the quarter ended December 31, 1998, the Company also began to consider channel inventories, recent product sell-through activity and market conditions in establishing the reserves.

CONCENTRATIONS

Financial instruments that potentially subject IMSI to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. IMSI places its cash and cash equivalents at well-known, quality financial institutions. At times, cash balances held at financial institutions were in excess of federally insured limits. IMSI sells a majority of its products to end-users through republishers and telemarketing efforts. Although IMSI attempts to prudently manage and control accounts receivable and performs ongoing credit evaluations in the normal course of business, the Company generally requires no collateral on its product sales.

Ingram Micro represented 18.3% and 20.4% and Tech Data represented 9.0% and 12.7% of IMSI's net revenues for fiscal 1999 and 1998 respectively. No single customer accounted for more than 10% of IMSI's revenue for fiscal year 2000.

ROYALTY AGREEMENTS

IMSI has entered into certain agreements whereby it is obligated to pay royalties on software published. IMSI generally pays royalties based on a percentage of sales on respective products or on a fee per unit sold basis. The Company expenses software royalties as product costs during the period in which the related revenues are recorded.

CASH AND CASH EQUIVALENTS

IMSI considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

CAPITALIZED SOFTWARE DEVELOPMENT COSTS AND LICENSE FEES

Costs incurred in the initial design phase of software development are expensed as incurred in research and development. Once the point of technological feasibility is reached, direct production costs are capitalized in compliance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." IMSI ceases capitalizing computer software costs when the product is available for general release to customers. Costs associated with acquired completed software are capitalized. Total capitalized software development costs at June 30, 2000 and 1999 were $3,841,000 and $8,289,000 respectively, less accumulated amortization of $1,923,000 and $5,433,000 respectively.

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

Effective April 1, 1998, IMSI increased the amortization period from 18 to 36 months for costs related to visual content license fees. IMSI now adheres to a thirty-six month amortization period for all visual content license fees, excluding those visual content assets obtained in the Art Today.com (Formerly Zedcor Inc.) acquisition (see Note 3). These ArtToday.com acquisition costs are being amortized over sixty months. Total amortization expense of capitalized software and license fees, all of which was charged to product costs, was $731,000, $3,000,000 and $1,196,000 in fiscal years 2000, 1999, and 1998, respectively.

INVENTORIES

Inventories, consisting primarily of diskettes, manuals, hardware, freight in, production costs and packing supplies, are valued at the lower of cost or market and are accounted for on the first-in, first-out basis. Management performs periodic assessments to determine the existence of obsolete, slow moving and non-salable inventories, and records necessary provisions to reduce such inventories to net realizable value. Current reserves are $311,000, which represents 62% of the inventory on hand at fiscal year end 2000. IMSI recognizes all inventory reserves as a component of product costs.

FIXED ASSETS

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

LONG LIVED ASSETS

IMSI follows SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Deposed Of, which requires that long-lived assets, certain identifiable intangibles, and goodwill related to those assets be written down to fair value whenever events or changes indicate that the carrying amount of an asset may not be recoverable. IMSI's policy is to review the recoverability of all intangible assets at a minimum of once per year and record an impairment loss when the undiscounted cash flows do not exceed the carrying amount of the asset.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of cash and cash equivalents, accounts receivable and accounts payable approximates carrying value due to the short-term nature of such instruments. The fair value of debt obligations is not determinable due to covenant defaults.

2. RESTRUCTURING CHARGE

In response to its large year-to-date losses in fiscal year 1999, IMSI initiated a company-wide restructuring of its operations. After approval by IMSI's Board of Directors, IMSI announced on June 24, 1999 that it had completed development of its plan of restructuring. The major actions of the restructuring plan were as follows:

        -       Manufacturing and warehouse outsourcing.

        -       Facilities consolidation.

        -       Personnel reductions.

        - Divestiture of non-core products and focus on core product lines.

IMSI began its restructuring in June 1999 and at the end of the fiscal year 2000, the restructuring is substantially complete. Restructuring costs of $3,271,000 that would have been recognized through product cost in the normal course of business (inventory, royalties, license fees, capitalized software, warehouse costs, warehouse outsourcing costs) were included in the 1999 income statement as a component of costs of goods sold. Restructuring costs of $1,508,000 that would have been reported as operating expenses in the normal course of business were reported in the 1999 income statement under the "restructuring charge" line item.

The following table details the restructuring charge by segment and the components that comprised the operating expense and products costs of goods sold. For a complete description of the items in the table, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(in thousands)                                          COST OF GOODS SOLD         OPERATING EXPENSE
--------------                                         ---------------------      --------------------
                                                        North                      North
                                                       America           UK       America          UK         Total
                                                       -------          ----      -------         ----       ------
Write down of inventory of non-core products           $2,096           $88                                  $2,184
Write down of intangibles associated with
non-core products, total:
   License Fees                                           217                                                   217
   Goodwill                                                                           $5                          5
   Prepaid Royalties                                      143                                                   143
   Capitalized Software                                   159                                                   159
Write down of furniture, fixtures,
equipment and leasehold improvements:
   Novato -
      Computers and peripherals                                                      150                        150
      Tenant improvements                                                            139                        139
      Furniture and fixtures                                                         109                        109
   Vacaville & Albuquerque -
      Furniture and fixtures                                                          25                         25
   U.K. -
      Furniture and fixtures                                                                       $41           41
Abandoned leases and associated costs:
   Novato -
      Rent                                                                           180                        180
      Broker's fee                                                                    65                         65
      Excess furniture lease                                                          14                         14
      Additional walls and doors                                                      29                         29
      Miscellaneous charges                                                            3                          3
   Vacaville warehouse  -
      Rent                                                249                                                   249
      Broker's fee                                                                   103                        103
   Albuquerque tech support facility                                                 110                        110
   U.K.  -
      Rent                                                                                           6            6
      Labor cost for shutdown of office                                                             19           19
Warehouse transition costs                                284                                                   284
Personnel reduction and severance costs:
   U.S.                                                    35                        470                        505
   U.K.                                                                                             41           41
                                                       -------          ----      -------         ----       ------
                                                       $3,183           $88       $1,402          $107       $4,780


In accordance with EITF 94-3, the restructuring charges recognized as of June 30, 1999 were not associated with or did not benefit activities that were continued, and were not associated with or were not incurred to generate revenues after the restructuring plan's commitment date. These costs were either incremental to other costs incurred by IMSI in the conduct of its activities prior to the commitment date and were incurred as a direct result of the restructuring plan or represented amounts under a contractual obligation that existed prior to the commitment date and either continued after the restructuring plan was completed, with no economic benefit to the enterprise, or IMSI would incur a penalty to cancel the contractual obligation.

As part of the restructuring plan, IMSI planned to terminate 90 employees by the end of fiscal year 2000 in the following departments: sales and marketing (22); general and administrative (8); manufacturing (23); and research and development
(37).

As of June 30, 2000, all planned terminations have been completed. The Company's total restructuring charge relating to personnel reduction and severance costs was $546,000, of which $505,000 applied to the U.S. segment and $41,000 to the U.K. segment. These costs were recorded as operating expenses. IMSI also forgave a $35,000 note receivable from a shareholder and company executive who was terminated as part of the restructuring. IMSI recorded this amount as a cost of goods sold.

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

The following chart summarizes the cash and non-cash portions of the restructuring charge (in thousands):

                                                                                   CASH           NON-CASH               TOTAL
                                                                                 -------          --------              -------
Write down of inventory for non-core products                                    $   --            $2,096               $2,096
Write down of furniture, fixtures, equipment and leasehold improvements              --               423                  423
Write down of intangibles associated with non-core products                          --               525                  525
Abandoned leases and associated costs                                               753                --                  753
Warehouse transition costs                                                          284                --                  284
Personnel reduction and severance costs                                             469                35                  504
                                                                                 ======            ======               ======
     U.S. Segment Subtotal                                                        1,506             3,079                4,585
                                                                                 ------            ------               ------

Foreign                                                                             107                88                  195
                                                                                 ------            ------               ------
     Total restructuring charge:                                                 $1,613            $3,167               $4,780
                                                                                 ======            ======               ======

The following table details the roll-forward activity during fiscal 2000 in the accrued restructuring liability account (in thousands):

                                                    BALANCE                                          BALANCE
                                                 JUNE 30,1999      REVERSALS         PAID          JUNE 30,2000
                                                 ------------      ---------        ------         ------------
Warehouse closure:
    Accrued rent                                    $  249          $  --           ($187)               $62
    Broker's fees (1)                                  103           (103)              --                --
Warehouse transition costs                             284                           (284)                --
Facilities consolidation:
    Novato:
       Rent                                            180                           (180)                --
       Broker's fee                                     65                            (65)                --
       Excess furniture lease                           14                            (14)                --
       Additional walls and doors                       29                            (29)                --
       Miscellaneous charges                             3                             (3)                --
Tech support facility                                  110                            (51)                59
Consolidation of Foreign Offices                         6                             (6)                --
Personnel reductions (2)                               397           (177)           (212)                 8
                                                    ======          =====         =======               ====
Total accrued restructuring liability               $1,440          $(280)        $(1,031)              $129
                                                    ======          =====         =======               ====



(1) IMSI is in the process of finalizing a lease termination agreement for the warehouse facilities in Vacaville, CA with Mattel Inc., the successor to the original lease between the Company and Mindscape, Inc. IMSI vacated these facilities in April 2000, and reversed its estimated broker fees based on negotiations with the landlord, as these costs will not be incurred.

(2) During the quarter ended December 31, 1999, the Company decreased the restructuring accrual for personnel reductions by $139,000 primarily due to the re-hire of and cessation of termination benefits payable to formerly terminated executive

        Geoffrey Koblick. During the quarter ended March 31, 2000, the Company decreased this accrual by an additional $38,000 due to actual severance costs being lower than estimated as a result of employee attrition.

3.      ACQUISITIONS

Art Today.com

In October 1998, IMSI acquired all the outstanding common stock of ArtToday.com, an Internet provider of art and animations. The total purchase price of $3.5 million consisted of $970,000 in IMSI stock (176,455 shares at $5.50 per share), $300,000 in cash (paid by IMSI in November 1998), and $2,230,000 payable pursuant to an 8% secured promissory note. The original repayment terms for the promissory note called for quarterly payments of $188,000 of principal, plus interest accrued as of the date of payment. The note also called for full payment on the sooner of: (1) thirty-six months from the closing, (2) any increase in the capital of IMSI by a new stock offering in excess of 20% of the then outstanding shares of common stock, (3) the sale of substantially all of the assets of IMSI or (4) the merger of IMSI with another entity. As of June 30, 1999, the note balance was satisfied by IMSI (see Note 6, "ArtToday.com Fee Agreement"). The operating results of ArtToday.com are included in the statement of operations from the date of acquisition. The purchase price for ArtToday.com was allocated as follows:

    Net working capital                                                               $   93,000
    Capitalized software development costs (visual content products)                   3,000,000
    Goodwill                                                                             407,000
                                                                                      ----------
                                                                                      $3,500,000

Org Plus

On March 13, 1998, IMSI sold the rights to Family Heritage, a product acquired from Corel Corp. in September 1997, to Mindscape, Inc., which was subsequently acquired by The Learning Company ("TLC"), for a purchase price of $2.5 million (plus $115,000 for inventories and prepaid royalties). The purchase price was split into four equal payments of $625,000, the first of which was paid upon closing and the second payment was paid July 15, 1998. The remaining installments were due October 15, 1998, and January 15, 1999. However, no separate notes payable for such amounts were issued by Mindscape. On September 29, 1998, TLC paid IMSI approximately $1.7 million representing amounts due to IMSI for the Family Heritage sale ($1,250,000) and other existing contractual agreements ($430,000). On October 2, 1998, TLC and IMSI entered into a software license agreement whereby TLC sold Org Plus to IMSI in exchange for $3.5 million as follows: $1.7 million paid by IMSI on October 2, 1998, and $450,000 installment payments due on each of January 1, 1999, April 1, 1999, July 1, 1999, and October 1, 1999. The September 29, 1998, $1.7 million cash receipt from TLC and the $3.5 million October 2, 1998 purchase of Org Plus from TLC were accounted for as one transaction; accordingly, IMSI recorded the acquisition of Org Plus at a net amount of $1.8 million, with $900,000 allocated to goodwill and $900,000 allocated to capitalized brand names. No gain or loss was recognized by IMSI as a result of these transactions. At June 30, 2000 the net intangible assets related to OrgPlus on the balance sheet were $1,200,000, which IMSI is amortizing at the rate of $30,000 per month.

In January 1999, IMSI and TLC agreed to amend the terms of the Org Plus agreement to allow IMSI to settle the $1.8 million installment obligation by the issuance of 200,000 shares of IMSI common stock. This January Fee Agreement required IMSI to file a registration statement by February 28, 1999, but it did not specify a remedy if IMSI failed to do so.

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

IMSI is attempting to reach a negotiated settlement with TLC. However, there is no binding agreement in place. Based on the June 30, 2000 share price of $0.80, IMSI was contingently liable to pay TLC $1,540,000 under the April Amendment protection clause.

Fiscal Year 1998

During the first quarter of fiscal year 1998, IMSI completed the following four acquisitions accounted for using purchase accounting. The aggregate purchase prices for the acquisitions were comprised, and allocated, as follows:

COMPONENTS OF PURCHASE PRICES FOR ACQUISITIONS

                       NUMBER OF
                       SHARES OF                                                                  ASSUMPTION         AGGREGATE
                        COMMON        VALUE OF COMMON          NOTES                                OF NET            PURCHASE
SELLER                  STOCK             STOCK               PAYABLE           CASH              LIABILITIES          PRICE
------                 ---------      ---------------         -------         ----------          -----------        ----------
Quarterdeck            $     --         $       --           $     --         $1,000,000            $     --         $1,000,000
MapLinx                      --                 --            233,500            233,500             383,000            850,000
MediaPaq                 20,000            240,000                 --                 --             160,000            400,000
Corel                   346,020          5,000,000            640,000                 --                  --          5,640,000
                        -------          ---------            -------         ----------            --------         ----------
                        366,020         $5,240,000           $873,500         $1,233,500            $543,000         $7,890,000
                        =======         ==========           ========         ==========            ========         ==========



ALLOCATION OF AGGREGATE PURCHASE PRICES OF ACQUISITIONS

                                            PURCHASED IN-PROCESS
                                                RESEARCH AND
SELLER                                           DEVELOPMENT              CAPITALIZED SOFTWARE                GOODWILL
------                                      --------------------          --------------------                --------
Quarterdeck................                      $  517,000                   $  483,000                      $    --
MapLinx....................                         506,000                      331,000                       13,000
MediaPaq...................                         300,000                      100,000                           --
Corel......................                       5,044,000                      517,000                       79,000
                                                 ----------                   ----------                      -------
                                                 $6,367,000                   $1,431,000                      $92,000
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

As of September 30, 1997, the Company estimated that total future revenues from all seven products/technologies acquired from Corel could exceed approximately $20 million (approximately $17 million related to the in-process technologies and approximately $3 million related to the developed technologies) over the next four fiscal years. This is a forward-looking statement. There can be no assurance that revenues from such products and technologies will be generated by the Company.

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

        - $517,000 relating to the three completed products was allocated to capitalized software to be amortized over the shorter of the period of expected revenues or eighteen months, pursuant to the Company's amortization policy for capitalized software development costs discussed in Note 1. The Family Heritage product was released in two versions, Family Heritage and Family Heritage Deluxe, which were released in November and December 1997, respectively. The Company had net revenues of approximately $300,000 from Family Heritage products during the fiscal year 1998. The Family Heritage product was sold on March 13, 1998. The Company released products formerly known as Lumiere and Flow in June 1998. Sales of Lumiere and Flow in fiscal year 1999 were $385,000 and $634,000, respectively.

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

        - $483,000 was allocated to capitalized software to be amortized over the shorter of the life of the products' expected revenues or eighteen months, pursuant to the Company's amortization policy for capitalized software development costs discussed in
                Note 1. Such capitalized software related to Quarterdeck's product Hijaak Pro. During the fiscal year ended June 30, 1998 and 1999, the Company had net revenues from Hijaak Pro of approximately $2.0 million and $1.2 million, respectively.

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

        - $331,000 was allocated to capitalized software related to the MapLinx product, to be amortized over the shorter of the life of the period of expected revenues or eighteen months, pursuant to the Company's amortization policy for capitalized software development costs discussed in Note 1. During the fiscal year ended June 30, 1998, the Company had net revenues from MapLinx of approximately $1.5 million. MapLinx had revenues of $439,000 in fiscal year 1999.

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

        - $100,000 was allocated to capitalized software related primarily to browser software features that were incorporated into existing products MasterClips 202,000 and MasterClips 150,000 to be amortized over the shorter of the products' expected revenues or eighteen months, pursuant to the Company's amortization policy for capitalized software development costs discussed in
                Note 1.

        - Sales of MasterClips family products totaled $17 million in fiscal 1998, $12 million in fiscal 1999 and $3.6 million in fiscal 2000.

4.      DEBT

IMSI's short-term borrowings and long-term debt and other obligations consist of the following (in thousands):

                                                                                                 JUNE 30,            JUNE 30,
SHORT-TERM BORROWINGS                                                                              2000                1999
---------------------                                                                            --------            --------
   Non-revolving, reducing loan with interest at bank's
   reference rate plus 3%, 12.50% at June 30, 2000                                                $4,600              $5,400

   Term loan with interest at bank's reference rate plus 3%                                           --                 750

   Subordinated loan facility due November 2001 with interest at 12%, net of                       2,500                  --
   unamortized warrant cost at June 30, 2000 of $0(1)


   Senior subordinated convertible note due May 2002
   with interest at 9%, net of unamortized warrant cost at June 30, 2000 of $0(1)                  4,500                  --


   Unsecured Notes Payable - Simeon Commercial Properties                                             95

   Capital lease obligations                                                                         735                 960

                                                                                                 =======              ======
   Total short-term borrowings                                                                   $12,430              $7,110
                                                                                                 =======              ======

LONG-TERM DEBT AND OTHER OBLIGATIONS
   Subordinated loan facility due November 2001
   with interest at 12% net of unamortized warrant cost at June 30, 1999 of  $604 (1)            $    --              $1,896

   Senior subordinated convertible note due May 2002
   with interest at 9% net of unamortized warrant cost at June 30, 1999 of  $1,100 (1)                                 3,900
                                                                                                      --
   Capital lease obligations                                                                         302                 803
                                                                                                 =======              ======
   Total long-term debt and other obligations                                                    $   302              $6,599
                                                                                                 =======              ======

(1)     Due to default, entire loan recognized as short-term borrowing.

Amended Bank Line of Credit and Term Loan

On May 4, 1998 IMSI entered into a line of credit agreement with Union Bank of California ("Union") under which it could borrow the lesser of $13.5 million or 80% of eligible accounts receivable, at Union's reference rate plus _% or LIBOR plus 2%, at IMSI's option. The Company borrowed up to approximately $10.0 million under the line of credit agreement. Union also provided IMSI a $1.5 million term loan at the same interest rate. The line of credit was to expire on October 31, 1999 and the repayment of the term loan was due on the same date. Due to IMSI's defaults under the agreements, the line of credit was revised as of September 24, 1998 to a non-revolving, reducing loan with no further borrowings available. The interest rate was set at Union's reference rate plus 3%. The amended loan agreements require IMSI to comply with certain financial covenants including maintenance of net worth and working capital requirements. The revised loans were due on September 30, 1999. Under the terms of the agreements, all assets not subject to liens of other financial institutions have been pledged as collateral against the loans. As of June 30, 2000, IMSI is in default under the loan agreements. IMSI has paid in full the $1.5 million term loan and reduced the non-revolving reducing loan to Union Bank $4.6 million. Under the terms of the loan agreement, Union can declare the loan to be immediately due and payable and can commence immediate enforcement and collection actions.

Subordinated Loan Facility with Warrants

On November 3, 1998, IMSI borrowed $2.5 million under a three-year subordinated loan facility with Silicon Valley Bank. The interest rate is 12%. As part of the loan facility, detachable warrants, which have a five-year term, are issuable to purchase shares of IMSI's common stock as follows:

If loan not paid in full prior to:     Warrants to be issued     Exercise price per share
----------------------------------     ---------------------     ------------------------
November 3, 1998                              30,000                     $7.00
October 31, 1999                               5,000                      7.00
January 31, 2000                              25,000                      7.00
April 30, 2001                                65,000                      6.00
October 31, 2001                             125,000                      5.00

When IMSI first recorded the loan, management estimated that the fair value of the warrants, using the Black-Scholes option-pricing model, was $776,000. The valuation assumed that the loan would not be repaid until November 3, 2001 and that all warrants would be issued. The valuation also assumed the exercise of the warrants at expiration, 57% volatility and a risk-free interest rate of 5.5%. It was originally intended that this value would be amortized as additional interest expense over the life of the loan.

IMSI is in default under the subordinated loan facility with Silicon Valley Bank for failure to make interest payments beginning in the quarter ended March 31, 2000 and the entry of the Imageline arbitration award. The bank notified IMSI of the defaults and stated that it reserves all rights, powers and remedies under the loan agreement. Therefore, IMSI has recorded the full amount of the subordinated loan as a current liability and expensed the remaining warrant value of $604,000 as interest expense. Also, under the subordinated loan agreement, IMSI must accrue additional penalty interest at the rate of 5%, which resulted in an additional $51,000 of interest expense in fiscal 2000.

Subordinated Convertible Debt

On May 24, 1999, IMSI entered into a securities purchase agreement and related agreements with BayStar Capital, L.P. ("BayStar"). The Company issued BayStar a three year $5 million principal amount 9% Senior Subordinated Convertible Note, due May 24, 2002 with interest payable quarterly. The note is convertible, at BayStar's option, into shares of common stock at any time at an initial conversion price of $7.5946 per share, which is 115% of the market price of the common stock on the closing date of the transaction. Under the BayStar agreement, IMSI may be required to issue additional shares depending on the occurrence of specified events, including the failure to make timely interest payments on the convertible note. For failure to pay interest on time, BayStar may demand that IMSI issue shares of common stock to BayStar equal to 200% of the amount of the late interest payment divided by the closing price of the common stock on the day prior to the payment. In addition the agreement provides for the payment of a penalty if IMSI failed to obtain, by September 21, 1999, an effective registration statement, which included the shares to be issued to BayStar. The penalty is defined as 1% of the principal amount per month for each month subsequent to September 21, 1999 until the shares are included in an effective registration statement. On June 25, 1999 IMSI filed a registration statement on Form S-3, which included 1,375,000 shares of stock issuable to BayStar, but that registration statement is not effective. In November 1999, BayStar notified IMSI that the Company had breached its obligation to pay the cash penalty fees. On December 2, 1999, to settle the breach, BayStar converted $500,000 of principal plus accrued interest of $7,767 into common stock of IMSI at a price of $2.00 per share, which was the closing bid price of IMSI stock on December 1, 1999. In addition, IMSI has accrued a liability of $456,000 for this penalty through June 30, 2000 in the financial statements.

IMSI is in default, under several provisions of the agreement, on its senior subordinated convertible note with BayStar. BayStar has the right under the note to declare all sums due and payable but has not done so. Due to the default, IMSI has recorded the full amount of the subordinated loan as a current liability and expensed the remaining warrant value of $1,100,000 as interest in the quarter ending June 30,2000.

The conversion price is subject to adjustment if the Company issues or sells stock in defined transactions for less than the conversion price. Additionally, on the twelve month anniversary of the closing date, if the market price of the common stock is lower than $6.604, then the conversion price will be adjusted to the greater of (i) 115% of the average of the price of the common stock for the twenty (20) trading days immediately preceding May 24, 2000 or (ii) $4.6228. The trading value of its common stock on the date of issuance of the subordinated convertible debt was $6.50. The terms of the BayStar agreement limit the total number of shares issuable to BayStar to 4.99% of the total outstanding shares of the Company. Based on these terms, the value of the contingent beneficial conversion feature as of June 30, 2000 and the potential charge to earnings is $432,000.

BayStar also received a warrant to purchase 250,000 shares of common stock at an initial exercise price of $7.5946. Management estimated that the fair value of the warrants, using the Black-Scholes option-pricing model, was $1,162,000. The valuation assumed the exercise of the warrants at expiration, 105% volatility and a risk-free interest rate of 5.5%.

5.      COMMON STOCK

Corel Corporation

On June 30, 1999, IMSI sold images to Corel Corporation in consideration for 20,000 of shares of IMSI common stock, out of a total of 346,020 shares Corel acquired in September 1997 in connection with the purchase of several product lines. The value attributed to the 20,000 shares ($320,000), and the images sold, was the trading price of the shares on June 30, 1998. The shares were received by IMSI in fiscal 1999.

ArtToday.com Fee Agreement

On February 25, 1999, IMSI entered into a fee agreement with the former shareholders of ArtToday.com. Under the terms of the Fee Agreement, IMSI issued 150,321 shares of common stock, with a market value of $11.44 per share, in satisfaction of $1,503,000 owed to the former shareholders of ArtToday.com under the terms of the acquisition described in Note 3. In May 1999, IMSI agreed with the former ArtToday.com shareholders to issue an additional 40,476 shares of common stock, valued pursuant to a renegotiation of the Fee Agreement and 10,000 shares at the market price of $6.56 per share in consideration of the release of a security interest held by the former ArtToday.com shareholders. IMSI recognized a charge of $311,000 upon the issuance of the 50,476 shares.

The May 1999 amendment to the ArtToday.com Fee Agreement provided for the issuance of additional shares if the average market price of IMSI stock was less than $8 for the three days before the effective date of the registration of the shares. In May 2000, IMSI and the former ArtToday.com shareholders executed a Settlement Agreement and Mutual Release. This agreement stipulates that IMSI will issue to the former ArtToday.com shareholders an additional 185,005 shares in settlement and release of all claims between the parties. Under this agreement, the former ArtToday.com shareholders have no right or option to require any payment in cash or to receive additional shares. The Company issued these shares a recorded a charge on July 11, 2000 amounting to $187,490 for the value of the shares issued.

Asset Purchase Agreement

On December 24, 1998, IMSI purchased certain assets of Clipartconnection.com, an Internet provider of art and animation, for a purchase price of 18,053 shares of common stock valued at $150,000.

Garay Fee Agreement

On January 11, 1999, IMSI entered into a fee agreement with the Law Offices of Mark Garay, Inc. ("Garay"). Under the terms of the Garay Fee Agreement, IMSI issued 11,112 shares of common stock, valued at $10.25 per share, in satisfaction of a $100,000 debt owed for legal services performed. Although the original shares were issued without recourse, subsequent to June 30, 1999, IMSI has been approached by Garay with a claim for the issuance of additional shares.

TLC Fee Agreement

On October 2, 1998, The Learning Company ("TLC") and IMSI entered into a software license agreement whereby TLC sold Org Plus to IMSI in exchange for current and future cash payments. In January 1999, IMSI and TLC agreed to amend the terms of the Org Plus agreement to allow IMSI to settle the $1.8 million portion of the unpaid purchase price by the issuance of 200,000 shares of common stock, valued at $12.00 per share.
See Note 3.

Greentree Fee Agreement

On February 18, 1999, IMSI entered into a fee agreement with Greentree to satisfy a $150,000 debt owed to Greentree under the terms of a software license agreement between IMSI and Greentree. In settlement of this debt, IMSI issued to Greentree 18,053 shares, valued at $11.00 per share. The original shares were issues without recourse, but subsequent to June 30, 1999, Greentree has claimed additional shares due.

Capital Ventures International Agreement

On March 3, 1999, IMSI entered into a stock purchase agreement with Capital Ventures International ("CVI"). CVI paid the Company $5 million, and IMSI issued 437,637 shares of the Company's common stock, valued at $11.42 per share. CVI also received a warrant to purchase 131,291 shares of common stock expiring March 5, 2003. The warrant is currently exercisable at $14.8525 per share. The exercise price and number of shares issued is subject to adjustment with anti-dilution provisions similar to the provisions for the optional additional share purchase.

The agreement required IMSI to issue additional shares to CVI if the market price of the Company's common stock fell below $11.42 prior to March 4, 2000 or if IMSI completed a capital transaction as defined in the agreement. As a result of the partial conversion of the BayStar note in December 1999, CVI was entitled to an adjustment of the purchase price under its stock purchase agreement. In March 2000, CVI and IMSI agreed to an adjusted price of $2.00 per share, equivalent to the value at which Bay Star converted a portion of its convertible debt to common shares. As a result of this agreement, CVI was entitled to a total of 2,500,000 shares for its $5 million investment. Accordingly, IMSI issued CVI an additional 2,023,363 shares. Because the lowest trading price of IMSI's common stock from March 1999 to March 2000 was $0.625 per share, CVI could have been entitled to a total of 8,000,000 shares pursuant to the price adjustment provisions of the original agreement, not the 2,500,000 ultimately received. Since this resolution provided CVI with fewer shares than it was entitled to under the original agreement, IMSI did not record a charge for the issuance of the shares. IMSI has no further obligation to issue any additional adjustment shares or to pay other consideration to CVI and is relieved of making any further payments to CVI in connection with not yet registering for resale the shares issued to CVI.

Homestyles Agreement

On January 11, 1999, IMSI entered into a fee agreement with Homestyles to satisfy a $90,000 debt IMSI owed under the terms of various software license agreements. IMSI issued 10,000 shares of common stock, valued at $10.25 per share to extinguish the debt. In the fourth quarter of 2000, Homestyles claimed that the debt was still outstanding due to the decline IMSI's stock price. As disruption in the relationship between Homestyles and the Company would affect the ability to carry out future operations, IMSI agreed to pay $90,000 to Homestyles as settlement. Homestyles will retain all shares previously issued.

Minnevich Agreement

On January 11, 1999, IMSI entered into a fee agreement with Minnevich to satisfy a $45,000 debt owed under the terms of various software license agreements. In settlement of this debt, IMSI issued 5,000 shares of common stock, valued at $10.25 per share. IMSI issued an additional 10,000 shares of common stock on April 18, 2000, valued at $0.66 per share to settle the claim brought by Minnevich related to the January 11, 1999 fee agreement.

Gateway Agreement

On March 1, 1999, IMSI entered into a fee agreement with Gateway to satisfy a $72,000 debt owed under the terms of various manufacturing agreements. In settlement of this debt, IMSI issued 8,000 shares of common stock, valued at $11.438 per share.

Spatial Agreement

On March 25, 1999, IMSI entered into a fee agreement with Spatial to satisfy a $45,000 debt owed under the terms of various software license agreements. In settlement of this debt, IMSI issued 5,000 shares of common stock, valued at $11.25 per share.

StarBase Agreement

On March 26, 1999, IMSI entered into a fee agreement with StarBase to satisfy a $121,000 debt owed under the terms of various software license agreements. In settlement of this debt, IMSI issued 10,750 shares of common stock, valued at $10.25 per share. On April 5, 2000, IMSI received a letter from StarBase seeking a reinstatement of the debt due to the lack of registration of the shares issued. The Company has reviewed this claim and believes that the agreement does not provide StarBase with the requested remedy. The Company has received no further communications from StarBase.

AmericDisc Agreement

On April 5, 1999, IMSI entered into a stock transfer agreement with AmericDisc to satisfy a $700,000 debt owed for an outstanding balance relating to duplication services. In settlement of this debt, IMSI issued 63,987 shares of common stock, valued at $10.94 per share. Additionally, AmericDisc received warrants to purchase 13,000 shares at $14.23 exercisable for a period of four years. AmericDisc was issued the shares without recourse, per the agreement. AmericDisc has subsequently claimed that additional shares are due.

Software Syndicate Fee Agreement

On June 7, 1999, IMSI entered in a fee agreement with Software Syndicate to satisfy a $152,000 debt owed under terms of various license agreements. In settlement, IMSI issued 21,690 shares of common stock, valued at $7.00 per share. An additional 20,000 shares of common stock were issued to Software Syndicate by IMSI on April 18, 2000, valued at $0.66 per share to settle claims brought by Software Syndicate related to the June 7, 1999 agreement.

Extraordinary Charge

Pursuant to the agreements described above, IMSI issued 503,913 shares, whose cumulative value based on the closing price of the common stock on the date of settlement was $5,696,000, to retire debt totaling $4,778,000. Because the value of the shares issued was $918,000 greater than the face value of the respective debt retired, IMSI recorded an extraordinary charge for the extinguishment of debt of $959,000, or $0.15 per share, after including $41,000 for the costs incurred to issue and register the shares. The extraordinary charge recognized in fiscal year 1999 is summarized in the following table:

                                                                                     Face            Difference
                                   Number of         Closing       Closing          Value of            in
                                 Shares Issued        Price         Value             Debt            Values
                                 -------------       -------      ----------       ----------        ----------
ArtToday.com Fee Agreement             150,321       $11.44       $1,720,000       $1,503,000         $217,000
Garay Fee Agreement                     11,112        10.25          114,000          100,000           14,000
TLC Fee Agreement                      200,000        12.00        2,400,000        1,800,000          600,000
Greentree Fee Agreement                 18,053        11.00          199,000          150,000           49,000
Homestyles Agreement                    10,000        10.25          103,000           90,000           13,000
Minnevich Agreement                      5,000        10.25           51,000           45,000            6,000
Gateway Agreement                        8,000        11.44           91,000           72,000           19,000
Spatial Agreement                        5,000        11.25           56,000           45,000           11,000
StarBase Agreement                      10,750        10.25          110,000          121,000         (11,000)
Americ Disc Agreement                   63,987        10.94          700,000          700,000                0
Software Syndicate                      21,690         7.00          152,000          152,000                0
                                       -------                    ----------       ----------         --------
                       Total:          503,913                    $5,696,000       $4,778,000         $918,000
                                       -------                    ----------       ----------         --------
Cost of registration/issuance                                                                           41,000
                                                                                                      ========
Total extraordinary charge                                                                            $959,000
                                                                                                      ========

6.      SEGMENT INFORMATION AND LIQUIDATION OF EUROPEAN SUBSIDIARIES

Until January 2000, IMSI had four reportable operating segments based on geography: North America, the United Kingdom, Germany and Australia, and each of these segments generated revenues and incurred expenses related to the sale of the Company's PC productivity software. In January 2000, ArtToday.com met the operating segment disclosure requirements of SFAS No. 131. Previously, the Company included the results of this graphic design Internet subsidiary in the North America geographic segment because ArtToday.com's separate results were not material.

On January 28, 2000, IMSI announced that it was exiting the retail software business, and liquidating its European and South African subsidiaries. In the first quarter of fiscal year 2000, the Company closed its United Kingdom and French offices. The loss on the disposition of the Company's foreign subsidiaries was $2,023,000. This loss includes the $1,562,000 write-off of the parent Company inter-company accounts receivable, the $68,000 write-off of the parent Company investment in the foreign subsidiaries and the $393,000 write-off of the foreign subsidiaries net assets. The liquidation process, which is proceeding according to the legal requirements of the respective countries, may take up to one year to complete. The Company does not anticipate any additional costs pertaining to the closure of the European subsidiaries.

The following table details segment information as of and for the years ended June 30 as follows (in thousands):

                                       NORTH      ARTTODAY                                                    ELIMIN-
                                      AMERICA       .COM         UK       GERMANY     AUSTRALIA     OTHER      ATIONS       TOTAL
                                      --------    --------    --------    --------    ---------    --------   --------    --------
Fiscal year 2000:
Net Revenues - external customers     $ 11,410    $  3,083    $    687    $  1,696    $  1,205     $  1,081   $    --     $ 19,162
             - inter-segment               712          --          --          --          --           --      (712)          --
Operating Income (loss)                 (8,385)        355         130        (124)        (92)          97        --       (8,019)
Interest and other expense, net          8,309          19          --          --          (2)          (6)       --        8,320
Identifiable assets                      8,014         794          --          --         (23)          --      (151)       8,634
Depreciation and amortization
   expense                               2,460         199          --          --          23           68        --        2,750
Income tax expense (benefit)               514          --          --          --          18           --        --          532
Extraordinary item                          --          --          --          --          --           --        --           --
Net Income (loss)                      (17,209)        336         130        (124)       (108)         104        --      (16,871)

Fiscal year 1999:
Net Revenues - external customers     $ 24,533    $    716    $  3,188    $  4,199    $  2,471     $  2,572   $    --     $ 37,679
             - inter-segment             2,736          --          --          --          --           --    (2,736)          --
Operating Income (loss)                (22,187)     (1,072)         42      (1,152)        414           65        --      (23,890)
Interest and other expense, net         (1,901)          1           0           1           6           13        --       (1,880)
Identifiable assets                     21,807         639         827       1,757       1,038        1,076        --       27,144
Depreciation and amortization
   expense                               3,958         175          62          72          23           18        --        4,308
Income tax expense (benefit)                22          --         113           0          34           68        --          237
Extraordinary item                        (959)         --          --          --          --           --        --         (959)
Net Income (loss)                      (24.956)     (1,071)        (71)     (1,151)        386         (103)       --      (26,966)

Fiscal year 1998:
Net Revenues  - external customers    $ 43,593         $--    $  5,193    $  7,195    $  3,585     $  2,499   $    --     $ 62,065
              - inter-segment            5,294          --          --          --          --           --    (5,294)          --
Operating Income (loss)                 (5,444)         --       1,585       1,742       1,498          705        --           86
Interest income (expense)                 (766)         --         (15)         12           3            7        --         (759)
Identifiable assets                     29,435          --       1,224       2,787       1,453          756        --       35,655
Depreciation and amortization
   expense                               3,979          --          77          46          27           18        --        4,147
Income tax expense (benefit)              (334)         --           0           0          31            0        --         (303)
Net Income (loss)                       (5,812)         --       1,551       1,754       1,465          672        --         (370)


Each segment generates revenues from all product categories. Revenues by categories are as follows (in thousands):

YEAR ENDED JUNE 30                               2000              1999                1998
------------------                             -------           -------              ------
Precision Design                               $ 4,944           $13,168             $15,658
Graphic Design                                   6,022            12,928              18,911
Business Applications                            4,993             8,013               8,981
Utilities                                        3,009             3,921              11,759
Other Products                                     883             2,511               8,160
Sales Reserves                                    (689)           (2,862)             (1,404)
                                               -------           -------              ------
Net Revenues                                   $19,162           $37,679             $62,065
                                               =======           =======             =======

7.      INVENTORIES

At June 30, inventories consist of (in thousands):

                                                       2000                  1999
                                                      -----                 -------
Raw materials                                         $ 386                 $ 2,343
Finished goods                                          114                   3,897
                                                      -----                 -------
                                                        500                   6,240
Reserves for obsolescence                              (311)                 (3,345)
                                                      =====                 =======
                                                      $ 189                 $ 2,895
                                                      =====                 =======

As of June 30, 1999, IMSI's inventory reserves for obsolescence included charges of $2,184,000 related to the Company's restructuring and its plan to divest non-core product lines in order to focus on a limited number of core product lines.

8.      FIXED ASSETS

At June 30, furniture and equipment consist of (in thousands):

                                     2000          1999
                                   -------       -------
Computer and office equipment      $ 1,439       $ 5,575
Software                               568           944
                                   -------       -------
                                     2,007         6,519
Accumulated depreciation            (1,237)       (2,887)
                                   -------       -------
                                   $   770       $ 3,632
                                   =======       =======

9.      INCOME TAXES

The provision (benefit) for taxes on income for the years ended June 30 was comprised of the following (in thousands):

                                    2000          1999          1998
                                   -------       -------       -------
Current:
                Federal            $    --       $(3,990)      $ 2,065
                State                   13            --           397
                Foreign                 18           215           211
                                   -------       -------       -------
                                        31        (3,775)        2,673
                                   -------       -------       -------
Deferred
                Federal                395         3,565        (2,424)
                State                   70           447          (431)
                Foreign                 36            --          (121)
                                   -------       -------       -------
                                       501         4,012        (2,976)
                                   -------       -------       -------

Total tax provision (benefit)      $   532       $   237       $(  303)
                                   =======       =======       =======

Deferred tax balances consisted of the following (in thousands):

                                                           JUNE 30        JUNE 30
                                                            2000           1999
                                                          --------       --------
CURRENT TAX ASSETS
   Accrued arbitration award                              $  1,083       $     --
   Standstill accounts payable                                 918             --
   Standstill royalties payable                                256             --
   Allowance for doubtful accounts and returns                 394          2,125
   Accrued employee liabilities                                260             97
   Inventory reserve                                           117            386
   Accrued restructuring costs                                  51            574
                                                          --------       --------
Total current tax assets                                     3,079          3,182
                                                          --------       --------
NON-CURRENT ASSETS
   Package design costs                                         --            154
   Net Operating Loss carryforward                          10,162          4,396
   Fixed assets taken out of service                           321             --
   Purchased intangibles                                     3,955          3,790
   Loss on investment in subsidiaries in liquidation            75             --
   Research and development credit                              --             95
                                                          --------       --------
Total non-current assets                                    14,513          8,435
                                                          --------       --------
VALUATION ALLOWANCE                                        (17,592)       (11,126)
                                                          --------       --------
TOTAL ASSETS                                                    --            491

NON-CURRENT LIABILITIES
   Other                                                        --            (26)
                                                          --------       --------
TOTAL LIABILITIES                                               --            (26)
                                                          ========       ========
NET DEFERRED TAX ASSETS                                   $     --       $    465
                                                          ========       ========


At June 30, 2000, IMSI had an operating loss carryforward of approximately $25,500,000 for federal tax purposes, which expires in various amounts from 2001 to 2019 and related carryforwards for state purposes. During the year there were transactions that may be considered to be an "ownership change" within the meaning of Internal Revenue Code section 382 whereby the net operating loss carryforward available to offset future taxable income could be effectively limited.

The effective tax rate differs from the federal statutory rate for the years ended June 30 as follows (in thousands):

                                            2000           1999            1998
                                           -------        -------         ------
Federal tax at 34% statutory rate          $(5,556)       $(8,762)         $(229)

State tax provision, net of
   federal benefit                            (954)        (1,504)           (56)

Change in valuation allowance                6,466         11,126             --

Cost (benefit) related to offshore
   intellectual property                        --             --           (335)

In-process technology write off,
   nondeductible for tax                        --             --            102

Other                                          576           (623)           215
                                           -------        -------          -----
Total income tax provision (benefit)       $   532        $   237          $(303)
                                           =======        =======          =====

10.     EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable as a result of the exercise or conversion of stock options, warrants or other convertible securities. A total of 3,420,029 potentially dilutive securities for the year ending June 30, 2000, 2,357,548 shares for the year ending June 30, 1999 and 627,517 shares for the year ending June 30, 1998 have been excluded from the computation of diluted earnings per share as their inclusion would be anti-dilutive.

11.     STOCK OPTIONS AND EMPLOYEE STOCK INCENTIVE PLANS

IMSI

IMSI's 1992 Stock Option Plan authorizes the issuance of up to 900,000 shares of common stock. The 1993 Employee Incentive Plan, as amended, permits IMSI to grant options to purchase up to 2,925,000 shares of common stock to employees, directors and consultants at prices not less than the fair market value at date of grant for incentive stock options and not less than 85% of fair market value for nonstatutory stock options. These options generally expire 10 years from the date of grant and become exercisable ratably over a 4 to 5-year period. At June 30, 2000, 629,262 shares were available for future grants under the 1993 plan.

Option activity under the plans is as follows:

                                                                    WEIGHTED
                                                                    AVERAGE
                                                     NUMBER OF      EXERCISE
                                                       SHARES        PRICE
                                                     ---------      --------
Outstanding, July 1, 1997                            1,267,620       $ 4.27
Granted (weighted average fair value of $7.58)         925,525        13.13
Exercised                                             (171,952)        2.77
Canceled                                              (173,055)       11.39
                                                    ----------       ------
Outstanding, June 30, 1998                           1,848,138       $ 8.18
Granted (weighted average fair value of $5.39)       1,049,825         7.60
Exercised                                             (164,150)        4.92
Canceled                                              (800,556)       10.81
                                                    ----------       ------
Outstanding, June 30, 1999                           1,933,257       $ 7.00
Granted (weighted average fair value of $1.56)       3,130,883         1.75
Exercised                                               (7,000)        0.38
Cancelled                                           (2,761,402)        5.95
                                                    ----------       ------
Outstanding, June 30, 2000                           2,295,738       $ 1.17
                                                    ==========       ======

Additional information regarding options outstanding as of June 30, 2000 is as follows:


                       OPTIONS OUTSTANDING                                    OPTIONS EXERCISABLE
------------------------------------------------------------------   -------------------------------------
                                    WEIGHTED AVG.
                                      REMAINING
RANGE OF               NUMBER        CONTRACTUAL     WEIGHTED AVG.     WEIGHTED AVG.
EXERCISE PRICES     OUTSTANDING      LIFE (yrs)     EXERCISE PRICE   NUMBER EXERCISABLE     EXERCISE PRICE
---------------     -----------     -------------   --------------   ------------------     --------------
$0.11- 0.75          1,863,579          9.9             $0.73             204,832              $0.59
$0.76- 3.56            294,363          9.0              1.51              72,988               2.25
$3.57-13.13            137,796          8.0              6.47              46,547               6.58
                     =========                                            =======
                     2,295,738                                            324,367
                     =========                                            =======

IMSI continues to account for stock-based awards issued to employees using the intrinsic value method in accordance with Accounting Principles Board No. 25, Accounting for Stock Issued to Employees and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements as all grants have been made at fair market value. Financial Accounting Interpretation No. 44 ("FIN 44") addresses the accounting for certain provisions and transactions pertaining to employee stock options. The provisions of FIN 44 are effective for fiscal periods ending after July 1, 2000. Certain provisions of FIN 44 apply to transactions occurring after December 15, 1998, primarily related to the definition of an employee and accounting for option re-pricings. In February 2000, IMSI canceled approximately 870,000 options held by existing employees and replaced those options with new options with a revised expiration date. The canceled options had a weighted average exercise price of $3.51 per share, and the reissued options are exercisable at $0.75 per share. This cancellation and re-grant meets the definition of a re-pricing under FIN 44. Accordingly, the reissued options will adopt variable plan accounting beginning July 1, 2000. Under variable plan accounting the Company will recognize a charge equal to the per share change in the share value until the underlying option is exercised.

SFAS No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income and earnings per share had IMSI adopted the fair value method in SFAS No. 123. Under this method, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from IMSI's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. IMSI's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life of 5 years in 2000, 1999 and 1998; stock volatility, 136% in fiscal 2000, 105% in fiscal 1999, and 57% in fiscal 1998; risk free interest rates, 6.0% in fiscal 2000, 5.5% in 1999, and 5.77% in 1998; and no dividends during the expected term. IMSI's calculations are based on a single option valuation approach and forfeitures are recognized as they occur.

If the computed fair values of the awards had been amortized to expense over the vesting period of the awards, pro forma amounts would have been:

                                             2000                 1999                 1998
                                          -----------          -----------           -----------
Net income (loss)
   As reported                           $(16,872,000)        $(26,966,000)           $  (370,000)
   Pro forma                              (17,359,000)         (27,306,000)            (1,839,000)
Diluted earnings (loss) per share
   As reported                           $      (1.78)        $      (4.30)           $     (0.07)
   Pro forma                                    (1.83)               (4.35)                 (0.33)

ArtToday.com

In February 2000, ArtToday adopted a stock option plan to attract, retain and motivate eligible persons. If all outstanding options were exercised, it would create a minority interest in ArtToday of 12.7%. The options vest and are exercisable under certain conditions, which may vary depending on the options, over periods not to exceed ten years from the date the option is granted, provided the employee is still employed by the Company at the time of exercise. Participants who are not officers, directors or consultants of ArtToday or of a Parent or Subsidiary of ArtToday have the right to exercise an option at the rate of not less than 20% per year over five years from the date the option is granted. Upon termination of employment, the employee generally has 90 days to exercise vested options otherwise the options are forfeited. The exercise price of each option is determined by the Board of Directors when the option is granted and may not be less than 85% of the fair market value of the shares on the grant date; provided that the exercise price of an incentive stock option or any option granted to a ten percent stockholder will not be less than 100% of the fair market value of the shares on the date of the grant. All grants under the plan have been at 100% of the fair market value of the shares.

A summary of the activity in the ArtToday stock option plan during fiscal year 2000 is as follows:

                                                         Weighted
                                                          Average
                                             Shares   Exercise Price
                                             ------   --------------
Outstanding at beginning of year                 --        $   --
Net grants during the year                   33,019         15.43
                                             ======         -----
Outstanding at end of  year                  33,019         15.43
                                             ======         =====

Weighted average remaining life (years)                       9.7


12.     COMMITMENTS

IMSI leases its facilities and certain equipment under various non-cancelable operating lease agreements expiring through 2004. IMSI also leases equipment under capital leases, which expire at various dates through 2002. IMSI is required to pay property taxes, insurance, and normal maintenance costs on most property leases. Future minimum payments for capital leases and rental commitments for non-cancelable operating leases with remaining terms of over one year at June 30, 2000 are as follows (in thousands):

                                                                 CAPITAL LEASE
                                                FISCAL YEAR       OBLIGATIONS            OPERATING LEASES
                                                -----------       -----------            ----------------
                                                   2001              $  756                   $  347
                                                   2002                 306                      281
                                                   2003                  --                      243
                                                   2004                  --                      122
                                                   2005                  --                       83
                                                                     ------                   ------
Total minimum lease payments                                          1,062                   $1,076
                                                                                              =======
Less amount representing interest                                        25
                                                                     ------
Capital lease obligations                                             1,037
Less current portion                                                    735
                                                                     ------
Long-term portion                                                    $  302
                                                                     ======

Capital lease obligations consist primarily of computer equipment, furniture and fixtures and leasehold improvements. The average term is 3 years. Total rent expense for all operating leases was $701,000, $1,294,000 and $965,000 for the fiscal years ended June 30, 2000, 1999, and 1998 respectively.

13.     ARBITRATION AWARD

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

On January 14, 2000, Imageline, Inc. received a $2.6 million arbitration award against IMSI for intellectual property violations and attorneys' fees. The award is comprised of $1.2 million in actual damages, $1.2 in punitive damages and $0.2 million in attorneys' fees. Interest is being accrued on the award at an annual rate of 9%. IMSI is appealing the award in the federal district court in Richmond, VA.

SCHEDULE II

INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
AND SUBSIDIARIES

Valuation and Qualifying Accounts

Years ended June 30, 2000, 1999 and 1998 (in thousands)

                                                                         Additions
                                                     Balance at          charged to
                                                    beginning of         costs and                              Balance at
Description                                            period             expenses          Deductions        end of period
-----------                                         ------------         ----------         ----------        -------------
Year ended June 30, 2000
       Allowance for doubtful accounts                 $1,279            $   602            $ 1,575              $  306
       Return reserve                                   5,249              2,548              7,349                 448
       Price discounts reserve                            819                 86                664                 241
       Rebates reserve                                     98                831                929                  --
       Inventory reserve                                3,345                 --              3,034                 311

Year ended June 30, 1999
       Allowance for doubtful accounts                    800                623                144               1,279
       Return reserve                                   2,998             17,714             15,463               5,249
       Price discounts reserve                            283              6,146              5,610                 819
       Rebates reserve                                                     2,474              2,376                  98
       Inventory reserve                                  615              3,555                825               3,345

Year ended June 30, 1998
       Allowance for doubtful accounts                    808              1,610              1,618                 800
       Return reserve                                   1,589              9,355              7,946               2,998
       Price discounts reserve                            546              2,050              2,313                 283
       Rebates reserve                                     --                 --                 --                  --
       Inventory reserve                                  436                526                347                 615

(b)     Reports on Form 8-K

One report on Form 8-K was filed during the last quarter of the fiscal year, on May 25, 2000, to discuss the status of the Company's communications with the SEC.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Novato, State of California on , 2000.

INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.


By:      /s/ GEOFFREY KOBLICK
         -----------------------------
         Geoffrey Koblick
         Chief Executive Officer


By:      /s/ JEFFREY MORGAN
         -----------------------------
         Jeffrey Morgan
         Chief Financial Officer
         (Principal Accounting Officer)

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

By:      /s/ Geoffrey Koblick
         -----------------------------
         Geoffrey Koblick
         Chairman of the Board of Directors


By:      /s/ Mark Boyer
         -----------------------------
         Mark Boyer
         Director


By:      /s/ Richard Hall
         -----------------------------
         Richard hall
         Director


By:      /s/ Robert Mayer
         -----------------------------
         Robert Mayer
         Director

By:      /s/ Michael Gariepy
         -----------------------------
         Michael Gariepy
         Direct

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                          2000 FORM 10-K ANNUAL REPORT

                                  EXHIBIT INDEX



Exhibit
 Number        EXHIBIT TITLE                                                    PAGE
--------       -------------                                                    ----
 3.01          Registrant's Amended and Restated Articles of Incorporation (1)

 3.02          Registrant's Bylaws, as amended to date (1)

21.1           Subsidiaries of the Registrant                                    81

23.1           Independent Auditors' Consent                                     82

23.2           Independent Auditors' Consent                                     83

27.1           Financial Data Schedule

(1) Incorporated by reference to exhibits of the same number to Registrant's Registration Statement on Form S-3 (File No. 33-69206) filed on September 22, 1993.