Form 10-Q
period 2000-09-30
INTERNATIONAL MICROCOMPUTER SOFTWARE INC /CA/
filed 2000-11-14
CIK 814929

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarter ended                           SEPTEMBER 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________.


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

                                 YES [X] NO [ ]


As of November 3, 2000, 9,693,892 shares of Registrant's common stock, no par value, were outstanding.

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES
                                      INDEX

                                                                                           Page
                                                                                           ----
PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets at September 30, 2000 and June 30, 2000       3

         Condensed Consolidated Statements of Operations for the three months ended
          September 30, 2000 and 1999                                                        4

         Condensed Consolidated Statements of Cash Flows for the three months ended          5
          September 30, 2000 and 1999

         Notes to Condensed Consolidated Financial Statements                                6

Item 2.  Management's Discussion and Analysis of Financial Condition and                    10
          Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                         17

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                  18
Item 2.  Changes in Securities and Use of Proceeds                                          18
Item 3.  Defaults upon Senior Securities                                                    18
Item 4.  Submission of Matters to a Vote of Security Holders                                18
Item 5.  Other Information                                                                  18
Item 6.  Exhibits and Reports on Form 8-K                                                   19

SIGNATURES                                                                                  20

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                      September 30, 2000     June 30, 2000
                                                                      ------------------     -------------
                                                                          (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents:
      Non-restricted                                                       $  1,646             $  1,477
      Restricted                                                                150                   --
  Receivables, less allowances for doubtful
    accounts, discounts and returns of $510 and $995                            843                1,043
  Inventories                                                                   154                  189
  Prepaid royalties and licenses                                                769                  760
  Other current assets                                                          276                  717
                                                                           --------             --------
      Total current assets                                                    3,838                4,186

Fixes assets, net                                                               801                  770
Capitalized software development costs, net                                   1,768                1,918
Other assets, net                                                             1,623                1,760
                                                                           --------             --------
       Total assets                                                        $  8,030             $  8,634
                                                                           ========             ========
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Current portion long-term debt                                          $ 12,316             $ 12,430
   Trade accounts payable                                                     2,591                2,514
   Accrued and other liabilities                                              3,442                3,010
   Accrued restructuring charges                                                129                  129
   Accrued arbitration award                                                  2,757                2,717
   Deferred revenue                                                           1,574                2,385
                                                                           --------             --------
     Total current liabilities                                               22,809               23,185


Long term debt and other obligations                                            353                  302
                                                                           --------             --------
Total liabilities                                                            23,162               23,487

Commitments and contingencies                                                    --                   --

Shareholders' equity (deficit):
   Common stock, no par value; 300,000,000 authorized;
   Issued and outstanding 9,693,892 and 9,469,366 shares                     28,469               28,271
   Accumulated deficit                                                      (43,325)             (42,834)
   Accumulated other comprehensive income                                        (1)                  (3)
   Notes receivable from shareholders                                          (250)                (250)
   Deferred Compensation                                                        (25)                 (37)
                                                                           --------             --------
      Total shareholders' equity (deficit)                                  (15,132)             (14,853)
                                                                           --------             --------
           Total liabilities and shareholders' equity (deficit)            $  8,030             $  8,634
                                                                           ========             ========


See Notes to Condensed Consolidated Financial Statements

           INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)


                                            Three Months Ended September 30,
                                            --------------------------------
                                               2000                1999
                                             -------             -------

Net revenues                                 $ 3,058             $ 5,634
Product costs                                    956               3,182
                                             -------             -------
Gross margin                                   2,102               2,452

Costs and expenses:
   Sales and marketing                           517               2,041
   General and administrative                    952               1,914
   Research and development                      673               1,311
                                             -------             -------
Total operating expenses                       2,142               5,266

                                             -------             -------
Operating income (loss)                          (40)             (2,814)

Gain on product line sale                        285               1,440
Interest and other, net                         (745)               (462)
                                             -------             -------
Income (loss) before income taxes               (500)             (1,836)

Income tax provision (benefit)                    (8)                 17

                                             -------             -------
Net loss                                     $  (492)            $(1,853)
                                             =======             =======


Basic and diluted loss per share             $ (0.05)            $ (0.26)

Shares used in computing loss
   per share information                       9,669               7,019



See Notes to Condensed Consolidated Financial Statements

           INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES


                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                     Three Months Ended September 30,
                                                                     --------------------------------
                                                                         2000                1999
                                                                       -------             -------
Cash flows from operating activities:
  Net cash (used) provided by operating activities                     $   207             $   (93)
                                                                       -------             -------

Cash flows from investing activities:
   Proceeds from product line and domain name sales                        285               1,500
   Purchase of equipment                                                  (122)                (36)
   Additions to other assets                                                (1)                 (7)
                                                                       -------             -------
   Net cash provided by investing activities                               162               1,457
                                                                       -------             -------

Cash flows from financing activities:
   Credit line repayments                                                   --                (620)
   Repayment of term loan                                                   --                (750)
   Repayment of capital lease obligations                                  (63)               (621)
   Proceeds from issuance of common stock                                   11                  21
                                                                       -------             -------
  Net cash used by financing activities                                    (52)             (1,970)
                                                                       -------             -------

Effect of exchange rate change on cash and cash equivalents                  2                  38
                                                                       -------             -------
Net increase (decrease) in cash and cash equivalents                       319                (568)
Cash and cash equivalents at beginning of period                         1,477               3,681
                                                                       -------             -------
Cash and cash equivalents at end of the period                         $ 1,796             $ 3,113
                                                                       =======             =======



See Notes to Condensed Consolidated Financial Statements

           INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


        1. BASIS OF PRESENTATION

The interim condensed consolidated financial statements have been prepared from the records of International Microcomputer Software, Inc. and Subsidiaries ("IMSI") without audit. In the opinion of management, all adjustments, which consist only of normal recurring adjustments necessary to present fairly the financial position at September 30, 2000 and the results of operations and cash flows as of and for the three months ended September 30, 2000 and 1999 have been made. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in IMSI's Annual Report on Form 10-K for the fiscal year ended June 30, 2000. The results of operations for the three months ended September 30, 2000 and 1999 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

        2. REALIZATION OF ASSETS

The financial statements have been prepared on a basis that contemplates IMSI's continuation as a going concern and the realization of assets and liquidation of liabilities in the ordinary course of business. The Company has an accumulated deficit of $43,325,000 and negative working capital of $18,971,000 at September 30, 2000. In January 2000, IMSI ceased interest and principal payments on all borrowings, debt or other interest bearing obligations, with the exception of monthly interest payments to Union Bank of California on the non-revolving reducing loan. Accordingly, the Company is in default of various covenants of these agreements. On February 18, 2000, under the guidance of CMA Business Credit Services, IMSI held a formally noticed general meeting of its creditors. At that meeting, the creditors elected a committee to represent creditor interests. The committee agreed to give IMSI a 120-day standstill period that has been subsequently extended on a month-to-month basis so long as IMSI demonstrates progress in achieving a debt settlement acceptable to the creditors. In July 2000 IMSI presented a preliminary plan to the creditors committee for paying off its obligations. There can be no assurance that IMSI will be successful in this plan, or that it will be accepted by the creditors committee. These matters, among others, raise substantial doubt about IMSI's ability to remain a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

In June 1999 IMSI announced a restructuring plan that was intended to end the large losses and restore profitable operations. This plan included the outsourcing of operations, consolidation of facilities, reduction of personnel and the divestiture of non-core products. In January 2000, IMSI announced it was taking more drastic actions to resolve the Company's very serious financial problems. During fiscal 2000, IMSI accomplished the announced changes to reduce costs. The Company was successful in selling products from non-traditional product lines to generate cash. In August 1999, IMSI sold the rights to the Easy Language product line for $1,700,000, and, in March 2000, the Company sold the rights to People Scheduler for $55,000. In March 2000, IMSI executed republishing agreements with firms in Europe and the United States to manufacture and sell IMSI products. As part of these agreements, IMSI received $300,000 in guarantees, which the Company will recognize over the term of the agreements. All of these efforts stabilized the Company's situation and resulted in a cash balance of $1,796,000 at September 30, 2000.

Management believes that the efforts during this last year and the resultant cash balance have provided a sufficient basis to maintain operations so long as the creditors continue to standstill. Also, IMSI is implementing direct marketing and internet marketing programs to increase revenues. In fiscal 2001, IMSI plans to release TurboCAD 7.0, which management believes will increase revenues. Management believes the combination of last year's actions and this year's initiatives could return IMSI to profitability. However, IMSI acknowledges that it is very unlikely that the Company can internally generate sufficient funds in time to resolve the large debt problem. The Company's secured creditors have stated that they will not extend the standstill period indefinitely, and that IMSI must make every effort to resolve the situation before the end of calendar year 2000. The senior secured creditor, Union Bank of California, has indicated that they prefer that the debt be settled by December 15, 2000.

Therefore, IMSI's continuation as a going concern through the end of fiscal 2001 depends on the Company's ability to obtain additional financing to settle the debt. In January 2000, IMSI retained the investment banking firm of Heartland Financial to explore alternatives to raise capital. The alternatives explored included the sale of either or both of IMSI's Internet business units, the restructuring of debt, and the infusion of new capital. While Heartland's efforts did result in several preliminary discussions, none were successful. In August 2000, IMSI received a proposal from independent investors and suspended the retention of Heartland Financial. This proposal includes the purchase of IMSI stock conditioned upon an agreement by the Company's creditors to settle all debt at a discount. The Company will continue to pursue this proposal and is continuing to solicit other proposals.

        3. REVENUE RECOGNITION

Revenue is recognized when earned. Beginning in fiscal 1999 the Company adopted American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, With Respect to Certain Transactions. Prior to fiscal 1999 the Company followed SOP 91-1. Revenue from packaged product sales to distributors, resellers and end users is recorded when related products are shipped. For software delivered via the Internet, revenue is recorded when the customer downloads the software. Subscription revenue is recognized ratably over the contract period, generally 12 months. Revenue from hybrid products is allocated to the underlying components based on the ratio of the value of each component to the total price and each portion is recognized accordingly. Non-refundable advanced payments received under license agreements are recognized as revenue when the customer accepts the delivered software. Revenue from software licensed to developers, including royalties earned in excess of non-refundable advanced payments, is recorded as the developers ship products containing the licensed software. Revenue from minimum guaranteed royalties in republishing agreements is recognized ratably over the term of the agreement. Royalties in excess of the guaranteed minimums are recognized when collected. Costs related to post-contract customer support, which are minimal and include limited telephone support and online maintenance for certain products, are accrued. Sales to distributors permit limited rights of return upon termination or when a product is defective. Reserves for returns, price discounts and rebates are estimated using historical averages and a consideration of open return requests, channel inventories, recent product sell-through activity and market conditions.

        4. INVENTORIES

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

                               September 30, 2000  June 30, 2000
                               ------------------  -------------
Raw materials                        $ 263             $ 386

Finished goods                         203               114
                                     -----             -----
                                       466               500
Reserves for obsolescence             (312)             (311)
                                     -----             -----
                                     $ 154             $ 189
                                     =====             =====

        5. SEGMENT INFORMATION

IMSI has three reportable operating segments based on the sales market. Two geographic segments generate revenues and incur expenses related to the sale of the Company's PC productivity software.

The third segment comprises the revenues and expenses related to ArtToday.com (formerly Zedcor, Inc.) the Company's graphic design Internet subsidiary that was purchased in October 1998. The following table details segment information as follows (in thousands):

Quarter Ended September 30, 2000    ArtToday.com      North America       Other Foreign     Eliminations         Total
--------------------------------    ------------      -------------       -------------     ------------        -------
Net Revenues-external                 $  809              $ 2,137             $  112          $  --             $ 3,058
            -internal                     --                   --                 --             --                  --
Income (loss) before taxes               263                 (776)                13             --                (500)
Income tax expense (credit)               --                    5                (13)            --                  (8)
Net Income (loss)                        263                 (781)                26             --                (492)
Identifiable assets                    1,036                7,146                 (1)          (151)              8,030

Quarter Ended September 30, 1999
--------------------------------
Net Revenues-external                 $  585              $ 2,620             $2,429          $  --            $  5,634
            -internal                     --                  347                 --           (347)                 --
Income (loss) before taxes              (115)              (2,090)               369             --              (1,836)
Income tax expense (credit)               --                   15                  2             --                  17
Net Income (loss)                       (115)              (2,105)               367             --              (1,853)

Identifiable assets                       59               20,723              1,831             --              22,613


        6. BASIC AND DILUTED EARNINGS PER SHARE

Net loss and the weighted average numbers of shares outstanding (denominator) used to calculate basic earnings per share are reconciled to the numbers of shares used in calculating diluted earnings per share as follows:

                                                   Three Months Ended September 30,
                                              ---------------------------------------
                                                  2000                        1999
                                              ------------                -----------
Net Loss                                      $   (492,000)               $(1,853,000)
                                              ============                ===========
Shares used to compute basic EPS                 9,668,628                  7,019,000
Add effect of dilutive securities:
  Convertible Note                                 155,670                    658,000
  Warrants                                       1,124,291                    263,000
  Stock options                                  2,268,955                    674,000
                                              ------------                -----------
Shares used to compute diluted EPS              13,217,544(1)               8,614,000(1)
                                              ============                ===========


(1)     Not presented as results were anti-dilutive

        7. COMPREHENSIVE INCOME (LOSS)

Comprehensive income includes changes in the balance of items that are reported directly in a separate component of stockholders' equity on the condensed consolidated balance sheets. The reconciliation of net loss to comprehensive loss is as follows.

                                                    Three Months Ended September 30,
                                                    ---------------------------------
                                                       2000                    1999
                                                    ---------             -----------
Net Loss                                            $(492,000)            $(1,853,000)
Other comprehensive (loss) gain
Foreign currency translation adjustments               (2,000)                (38,000)
                                                    ---------             -----------
Total comprehensive loss                            $(494,000)            $(1,891,000)
                                                    =========             ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the consolidated financial statements and the notes thereto and in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in IMSI's Fiscal 2000 Form 10-K. This quarterly report on Form 10-Q, and in particular this "Management's Discussion and Analysis of Financial Condition and Results of Operations," may contain forward-looking statements regarding future events or the future performance of IMSI. These future events and future performance involve certain risks and uncertainties including those discussed in the "Other Factors That May Affect Future Operating Results" section of this Form 10-Q, as well as in IMSI's Fiscal 2000 Form 10-K, as filed with the Securities and Exchange Commission ("SEC"). Actual events or the actual future results of IMSI may differ materially from any forward-looking statements due to such risks and uncertainties. IMSI assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. This analysis is not intended to serve as a basis for projection of future events.

RESULTS OF OPERATIONS

IMSI reported a net loss of $492,000 or ($0.05) per share for the quarter ended September 30, 2000, as compared to a net loss of $1,853,000 or ($0.26) per share for the comparable quarter of fiscal 2000, representing a decrease in net loss of $1,361,000. IMSI reported an operating loss of $40,000 for the quarter ending September 30, 2000 as compared to an operating loss of $2,814,000 for the quarter ending September 30, 1999. In the quarter ended September 30, 1999, the company sold the rights to the Easy Language product for $1.7 million in cash and realized a gain of $1,440,000 on the sale. IMSI received $1.5 million during the first quarter of the previous fiscal year and deferred $200,000 while these funds were held into an escrow account. During the quarter ended September 30, 2000, the company collected the remaining proceeds from the sale and recorded a one-time gain of $200,000. During the same quarter, ArtToday (IMSI's wholly owned subsidiary) sold the domain name "Caboodles" for $85,000 and recorded a one-time gain for the same amount.

NET REVENUES

Net revenues for the three month period ended September 30, 2000 were $3,058,000 compared to $5,634,000 in the comparable quarter of the previous fiscal year, representing a decrease in net revenues of 46%. The following table summarizes product revenues in absolute dollars and as a percentage of total net revenues for each of IMSI's principal product categories for the periods indicated (in thousands):


                                                                             THREE MONTHS ENDED SEPTEMBER 30,
                                                              ------------------------------------------------------------
                                                                       2000                                  1999
                                                              -----------------------             ------------------------
                                                                 $                 %                 $                 %
                                                              -------             ---             -------             ---
PRECISION DESIGN                                              $   942              31%            $ 1,795              32%
GRAPHIC DESIGN                                                  1,524              50%              2,520              45%
BUSINESS APPLICATION                                              279               9%              2,006              36%
UTILITIES                                                         607              20%              1,039              18%
OTHER PRODUCTS                                                     24               1%                498               9%
PROVISION FOR RETURNS AND REBATES NOT YET RECEIVED               (318)            -10%             (2,224)            -39%
                                                              -------             ---             -------             ---
                  NET REVENUES                                $ 3,058             100%            $ 5,634             100%
                                                              =======             ===             =======             ===


Product category revenues are shown gross of sales reserves for returns, price discounts and rebates. Accrued sales reserves totaled $318,000 at September 30, 2000 as compared to $689,000 at June 30,

2000. Reserves for returns, price discounts and rebates are classified along with allowances for doubtful accounts as contra receivables on IMSI's balance sheet. Sales reserves are based on estimates of future activity and by their nature are subject to certain risks and uncertainties, which could cause actual results to differ materially from estimates.

Revenues in the precision design category decreased for the three-month period ended September 30, 2000 by $853,000 or 47% from $1,795,000 to $942,000 as compared to the first quarter of fiscal 2000. Sales of FloorPlan and IMSI's flagship product, TurboCAD, decreased significantly. Engineering delays in the revision of TurboCAD, the inability to properly fund a marketing strategy, the lack of distribution through channels and the intense competition that characterized the computer-aided design market negatively impacted both of these products. Unit volume and average selling price both declined.

Revenue in the graphic design category decreased by $996,000 or 40% for the three-month period ended September 30, 2000 from $2,520,000 to $1,524,000 as compared to the quarter ended September 30, 1999. Sales revenue from the most significant revenue producing product line within this category, MasterClips, decreased significantly and consisted almost exclusively of the recognition of previously deferred revenues from subscriptions.

On January 14, 2000, an arbitration ruling against IMSI pertaining to the dispute with Imageline required IMSI to discontinue manufacturing and distributing all Masterclips products containing Imageline images. This arbitration ruling, combined with a continuing increase in competitive product offerings and discount pricing in the visual content market, contributed to the decline in MasterClips sales. Revenues from IMSI's wholly owned subsidiary, ArtToday.com are included in this category. Because ArtToday.com's revenues are based on subscriptions, these amounts are initially deferred and then amortized over the subscription period, generally over 12 months. ArtToday.com, Inc., contributed to sales with $809,000 in net revenue during the quarter ended September 30, 2000.

Revenues in the business applications category for the three-month period ended September 30, 2000 decreased by $1,727,000 or 86% from $2,006,000 to $279,000 as compared to the first quarter of fiscal 2000. Sales of Flow!, FormTool, Maplinx, MasterPublisher, OrgPlus, People Scheduler, Web Business Builder, Hijaak and TurboProject all declined as compared to the first quarter of fiscal 2000. This decrease in revenues from sales in the business applications category reflects the general decline in the overall unit sales and the company's strategy to focus on its new Internet business and on its core products in the precision design and graphic design categories. Under IMSI's restructuring plan, the company is not spending as much on marketing non-core products as during the comparable period last year, and such reduced spending contributed to the decline in revenues during the first quarter of fiscal 2001.

Revenues in the utilities category for the three month period ended September 30, 2000 decreased by $432,000 or 42%, from the comparable period of fiscal 2000. Although net revenues in the utilities category decreased in absolute dollars, the slight increase as a percentage of net sales reflects the overall decline in total net sales. In the United States particularly, intense price competition and rebates impacted consumer-oriented software products, including the utilities category. Sales of Net Accelerator and CD Copier declined during the first quarter of fiscal 2001 and Voice Direct did not generate any revenues. These products have also not been updated recently, which contributed to the decline in sales, in both unit volume and average selling price.

Revenues in the other products category for the three month period ended September 30, 2000 decreased by $474,000, or 95%, from the comparable period of fiscal 2000. The decrease was primarily due to a discontinuation of non-core products in this category.

IMSI's serious financial problems and the Company's major change in strategy were the primary causes of the decreased revenues. On January 28, 2000, IMSI announced a major change: it was exiting the retail software business, liquidating the Company's European and South African subsidiaries, and consolidating domestic operations to reduce operating losses and focus on its Internet strategy. IMSI terminated all existing distributor agreements and immediately ceased to support the retail business. As a result, sales of all products ended abruptly. In February 2000, IMSI's new management team launched efforts to restore sales through the retail channel by establishing republishing agreements for the Company's core products. By the end of fiscal year 2000, IMSI had executed republishing agreements; however, the lapse in time and normal start-up problems limited the revenues from these new agreements before year-end.

The continuing trend of intense price competition also adversely affected sales in all product categories. This trend had particular impact in consumer-oriented software products such as FloorPlan and the Utilities products. These trends decrease revenue as a result of decreased average selling price. The volume of units sold also decreased.

In addition, net revenues declined because IMSI was not able to upgrade many of the Company's consumer software products or spend monies to advertise the products. Product updates and effective advertising programs are important competitive factors in maintaining unit sales volume, share of the market, and shelf space in distribution.

In an effort to establish an alternative distribution channel and revitalize the sales of the Company's core products, IMSI executed several new publishing agreements during the second half of fiscal 2000.

On March 14, 2000, the Company granted to ValuSoft the exclusive rights to reproduce and distribute its products in North America in exchange for royalty payments based on net sales of these products. The agreement also provides for minimum guaranteed royalty payments over the next sixteen months. Internationally, IMSI executed similar exclusive republishing agreements. IMSI granted the exclusive rights to manufacture and distribute its products to AB Soft in France and French speaking countries; MicroBasic in Germany, Austria and Switzerland; MediaGold in all other European countries, the Middle East and Africa. All of these international republishing agreements call for royalty payments based on net sales with minimum guaranteed payments over the next twelve months.

Net revenues from domestic sales decreased by $466,000 or 14.5% to $2,739,000 and were 89.6% of total net revenues for the three month period ended September 30, 2000. This compares to net revenues from domestic sales of $3,205,000, or 56.9% of total net revenues, for the comparable period in the previous fiscal year.

Net revenues from international sales declined by $2,110,000 or 86.9%, and were $319,000 or 10.5% of net revenues for the three month period ended September 30, 2000. This compares to $2,429,0000 or 43.1% of net revenues for the three months ended September 30, 1999. These results are consistent with IMSI's decision in January 2000 to close down its European and South African subsidiaries. The liquidation of these subsidiaries resulted in a loss of $2,043,000 from the write off of the intercompany receivables and investment in subsidiaries that the Company believes are not recoverable. This loss was reflected in the company's fiscal 2000 financial results as reported on IMSI's fiscal 2000 Form 10-K.

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

PRODUCT COSTS

Product costs decreased from $3,182,000 to $956,000 representing a decrease as a percentage of net revenues from 56.5% to 31.3% for the three-month periods ended September 30, 1999 and September 30, 2000, respectively. IMSI's product costs include the costs of diskette and CD-ROM duplication, printing of manuals, packaging and fulfillment, freight-in, license fees, royalties that IMSI pays to third parties based on sales of published software and amortization of capitalized software acquisition and development costs. Costs associated with the return of products, such as refurbishment and the write down in value of returned goods are also included in Product Costs. The decrease in product costs in absolute dollars and as a percentage of net revenues in the quarter ended September 30, 2000 was primarily attributable to a lower fixed manufacturing burden and overhead costs. In addition, direct costs associated with materials and labor were substantially reduced since IMSI has shifted the manufacturing and distribution of a number of its products to republishers.

IMSI amortizes capitalized software development costs and license fees on a product-by-product basis. The amortization for each product is the greater of the amount computed using (a) the ratio of current gross revenues to the total of current and anticipated future gross revenues for the product or (b) the economic life of such product. Generally, capitalized software development costs are amortized over 18 to 36 months, and license fees are amortized over 36 months.

Aggregate amortization of such costs was $656,000 and $150,000 in the three-month periods ended September 30, 2000 and September 30, 1999, respectively.

SALES AND MARKETING

Sales and marketing expenses decreased from $2,041,000 to $517,000 for the three month periods ended September 30, 1999 and September 30, 2000, respectively, a decrease of 74.7%. Sales and marketing expenses as a percentage of net revenues decreased from 36.2% to 16.9% of net revenues for the three-month periods ended September 30, 1999 and September 30, 2000, respectively. IMSI's sales and marketing expenses consist primarily of salaries and benefits of sales and marketing personnel, commissions, advertising, printing and direct mail expenses. The decrease is primarily due to reduced advertising, marketing staff, merchandisers and corporate sales representatives, and lower overhead expense.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased from $1,914,000 to $952,000 for the three-month periods ended September 30, 1999 and September 30, 2000, respectively. General and administrative expenses as a percentage of net revenues decreased from 34.0% to 31.1% of net revenues for the three month period ended September 30, 1999 and September 30, 2000, respectively. IMSI's general and administrative expenses consist primarily of the salaries and benefits for employees in the legal, finance, accounting, human resources, information systems and operations departments and fees to IMSI's legal and professional advisors. The decrease in general and administrative expenses reflected the decrease in IMSI's overall headcount. IMSI's total employees in the United States declined from 140 as of September 30, 1999, to 59 as of September 30, 2000.

RESEARCH AND DEVELOPMENT

Research and development expenses decreased from $1,311,000 to $673,000 for the three-month periods ended September 30, 1999 and September 30, 2000. This decrease was primarily attributable to a decrease in domestic employees as part of the restructuring, and reduction in the number of products under development as part of the streamlining of IMSI's product offerings. IMSI's research and development expenses consist primarily of salaries and benefits for research and development employees and payments to independent contractors. Research and development costs as a percentage of net revenues decreased from 23.3% to 22.0% of net revenues for the three month periods ended September 30, 1999 and September 30, 2000, respectively. Although research and development costs decreased in absolute dollars, the steady ratio as a percentage of net revenues reflects IMSI's commitment to invest in research and development for its core products, for its Internet subsidiary, ArtToday.com, and its new internet division Design.Net.

INTEREST AND OTHER, NET

Interest and other expense, net, which consists of interest expense on short- and long-term borrowings as well as net gains or losses on foreign currency transactions, increased from $462,000 for the three-month period ended September 30, 1999, to $745,000 for the three-month period ended September 30, 2000. For the three-month period ended September 30, 2000, interest and other expense, net, included $30,000 in foreign exchange gain and $537,000 of interest and penalty expenses, compared to $92,000 in foreign exchange gain and $392,000 of interest expense for the comparable period in the previous fiscal year. Interest and other expense, net also includes a charge of $187,490 for the period related to the issuance of 185,005 shares of common stock in July 2000 as settlement of the ArtToday.com Fee Agreement. Because of its default with respect to the loans owed to Silicon Valley Bank and BayStar Capital, IMSI re-classed all amounts due to the banks as current and accelerated the amortization of the warrants attached to these loans during fiscal 2000. IMSI is paying higher interest rates and additional penalties due to the defaults.

PROVISION FOR INCOME TAXES

IMSI did not record a tax benefit in the quarter ending September 30, 2000 for domestic tax losses because of the uncertainty of realization. The Australian subsidiary recognized an $8,000 a tax benefit during the quarter ended September 30, 2000. The Company adhere to Statement of Financial Accounting Standards
(SFAS) No. 109 "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2000, IMSI had $1,796,000 in cash and cash equivalents, of which $150,000 is restricted. While this represents a $1,317,000 decline from September 30, 1999, it is an increase of $319,000 from the $1,477,000 balance at June 30, 2000. Working capital at September 30, 2000 was a negative $18,971,000, which was a $16,207,000 increase in negative working capital from the negative $2,764,000 at September 30, 1999 but a $28,000 improvement from the negative working capital of $18,999,000 as of June 30, 2000.

The decline in cash and cash equivalents from September 30, 1999 reflects the Company's decreased level of operating activity in the United States and closing the Company's European and South African subsidiaries. The increase since June 30, 2000 includes the proceeds from the sale of a non-core product line and a domain name. The increase is also due in part to the Company's continued success in controlling operating costs and the profitability of ArtToday.

The decline in working capital relative to September 30, 1999 includes the following major items:

Description                                                                                     Amount
-----------                                                                                  -----------
     Liquidation of European and South African Subsidiaries                                  $ 1,916,000
     Imageline Arbitration Award Including Interest                                            2,757,000
     Reclassification of Silicon Valley Bank Subordinated Note Including Warrants              2,500,000
     Reclassification of BayStar Subordinated Note Including Warrants                          4,500,000
     Receipt and Expenditure of Federal Tax Refund                                             2,448,000
     Increased Trade Payables United States & Australia                                          938,000
     Write-off Accrued Inventory Assets (Second Quarter Fiscal 2000)                             547,000
     Tech Data Write-offs                                                                        211,000
     Other (Net)                                                                                 390,000
                                                                                             -----------
Total Decrease                                                                               $16,207,000
                                                                                             ===========


The $28,000 improvement in negative working capital during the quarter ended September 30, 2000 reflects changes in nearly all of the current accounts, but the main cause of the decreased working capital deficit is reduction in deferred revenue during the quarter.

Although IMSI is reporting a net loss of $492,000 for the three months ending September 30, 2000, operating activities did not consume cash but instead generated net cash $207,000. Depreciation and amortization of $374,000 and the non-payment of interest, which totaled $436,000, were the primary factors for this difference.

IMSI's investing activities during the three months ended September 30, 2000 provided $162,000 in cash from the sale of a non-core product line and a domain name, offset by equipment purchases.

IMSI's financing activities consumed net cash of $52,000 for the three-month period ended September 30, 2000. During the quarter, IMSI paid capital lease obligations of $63,000 and received $11,000 for the issuance of common stock from the exercise of previously issued stock options.

The financial statements have been prepared on a basis that contemplates IMSI's continuation as a going concern and the realization of the Company's assets and liquidation of IMSI's liabilities in the ordinary course of business. The Company has an accumulated deficit of $43.3 million at September 30, 2000. IMSI is also in default of various loan covenants. These matters, among others, raise substantial doubt about IMSI's ability to remain a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty. IMSI's continued existence is dependent on its ability to obtain additional financing sufficient to allow it to meet its obligations as they become due and to achieve profitable operations.
See Note 2 to the condensed consolidated financial statements, "Realization of Assets."

IMSI will require additional working capital to meet its ongoing operating expenses, to execute its planned transition to the Internet, to develop new products, and to conduct other activities. Historically, IMSI has financed its working capital and capital expenditure requirements primarily from retained earnings, short-term and long-term bank borrowings, capitalized leases and sales of common stock. During fiscal year 2000, IMSI relied primarily on the collection of receivables and sales of non-core product lines to fund operations. IMSI cannot rely on these sources of cash to fund the Company during fiscal 2001. IMSI must obtain additional equity capital and restructure the Company's significant debt to meet its funds requirements. The large accumulated losses of IMSI and the negative amount of shareholder's equity as of September 30, 2000 will make it difficult for IMSI to obtain new debt financing or to obtain equity financing at attractive prices.

The forecast period of time through which the Company's financial resources will be adequate to support working capital and capital expenditure requirements is a forward-looking statement that involves risks and uncertainties, and actual results could vary. The other factors described below will affect future capital requirements and the adequacy of available funds. IMSI can provide no assurance that needed financing will be available. Furthermore, any additional equity financing, if available, may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. If IMSI fails to raise capital when needed, then lack of capital will have a material adverse effect on IMSI's business, operating results, financial condition and ability to continue as a going concern.

IMSI had no material commitments for capital expenditures as of September 30, 2000.

OTHER FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

For further discussion please refer to the subheading "Future Performance and Additional Risk Factors" in the Fiscal 2000 Form 10-K.

           OPERATING RESULTS REFLECT CONTINUED NET LOSSES IN THE FIRST QUARTER OF FISCAL 2001. The following table reports IMSI's operating income (loss) and net income (loss) for the periods presented (in thousands):


Quarter Ending   Operating income (loss)  Net income (loss)
--------------   -----------------------  -----------------
FISCAL 1999
-----------
September 30            $(1,483)            $ (1,106)
December 31              (6,105)              (4,274)
March 31                 (6,319)             (10,739)
June 30                  (9,983)             (10,847)
                       --------             --------
                       $(23,890)            $(26,966)
                       ========             ========

FISCAL 2000
-----------
   September 30            $ (2,814)            $ (1,853)
   December 31               (5,069)              (9,229)
   March 31                  (1,490)              (5,594)
   June 30                    1,354                 (195)
                           --------             --------
                           $ (8,019)            $(16,871)
                           ========             ========
FISCAL 2001
-----------
  September 30             $    (40)            $   (492)


Starting in fiscal year 1998, IMSI's operating results began to worsen, and the Company continued to lose money in fiscal years 1999 and 2000. While the quarterly net losses for the three months ended June 30, 2000 and September 30, 2000 are significantly smaller than the net losses of previous quarters, the trend of continued losses and growing shareholder deficit raise the question of IMSI's ability to continue as a going concern.

Factors that may cause fluctuations of, or a continuing decline in, operating results in the future include the market factors and competitive factors described at page 30 in the Company's Fiscal 2000 Form 10-K, under "Future Performance and Additional Risk Factors."

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

IMSI is exposed to the impact of interest rate and, to a very minor degree, foreign currency fluctuations. IMSI's objective in managing its exposure to interest rate changes and foreign currency fluctuations is to limit the impact of interest rate changes on earnings and cash flow and to lower its overall borrowing costs. IMSI's major market risk exposure is changing interest rates in the United States, which would change interest expense on the non-revolving, reducing loan. IMSI does not hedge foreign currency risk.

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

In April 2000, IMSI and Imageline initiated negotiations to settle the award. The original proposed settlement included a variety of considerations, including cash, a consulting agreement, warrants, payment of legal fees, and royalties on certain future sales of Masterclips. Since that original proposal, IMSI and Imageline have continued discussions. While IMSI and Imageline are continuing negotiations, there can be no assurance that the Company will successfully settle this matter.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Not Applicable


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

IMSI is in default of the Company's non-revolving reducing loan to Union Bank of California, the three year subordinated loan facility with Silicon Valley Bank and the subordinated note with BayStar Capital L.P. See Note 4 to the consolidated financial statements, in the Fiscal 2000 form 10-K.


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

In September 2000, IMSI filed amended reports on Form 10-K/A for the year ended June 30, 1999 and Form 10-Q/A for the quarters ended September 30, 1999, December 31, 1999, and March 31, 2000 with the SEC. The filing of these amendments ended a year-long examination by the SEC, during which IMSI responded to the SEC's requests for information, clarification and expanded disclosure. With these filings IMSI believes it is in compliance with SEC and Nasdaq requirements. On October 12, 2000 IMSI filed the Form 10-K for the year ended June 30, 2000, and the Company has resumed efforts to return to the OTC Bulletin Board.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

     27.1      Financial Data Schedule

No report on Form 8-K was filed during the quarter ended September 30, 2000.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 14, 2000               INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.





                                       By:  /s/ Geoffrey Koblick
                                           -------------------------------------
                                       Geoffrey Koblick
                                       Chairman of the Board of Directors


                                       By:  /s/ Jeffrey Morgan
                                           -------------------------------------
                                       Jeffrey Morgan
                                       Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBITS       DESCRIPTION
--------       -----------

     27.1      Financial Data Schedule