Form 10-Q
period 2000-12-31
INTERNATIONAL MICROCOMPUTER SOFTWARE INC /CA/
filed 2001-02-14
CIK 814929

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended DECEMBER 31, 2000

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to ____________

                         Commission File Number 0-15949

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               CALIFORNIA                              94-2862863
 ----------------------------------------          -------------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                identification No.)

       75 ROWLAND WAY, NOVATO, CA                         94945
 ----------------------------------------          -------------------
 (Address of principal executive offices)              (Zip code)

                                 (415) 878-4000
               ---------------------------------------------------
               (Registrant's telephone number including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

As of January 31, 2000, 9,693,892 shares of Registrant's common stock, no par value, were outstanding.

           INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                    Page
                                                                                                    ----
PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

             Condensed Consolidated Balance Sheets at December 31, 2000 and June 30, 2000             3

             Condensed Consolidated Statements of Operations for the three and six months ended
                   December 31, 2000 and 1999                                                         4

             Condensed Consolidated Statements of Cash Flows for the six months ended
                   December 31, 2000 and 1999                                                         5

             Notes to Condensed Consolidated Financial Statements                                     6

Item 2.  Management's Discussion and Analysis of Financial Condition and
                   Results of Operations                                                             10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                  18

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings                                                                           18
Item 2.  Changes in Securities and Use of Proceeds                                                   19
Item 3.  Defaults upon Senior Securities                                                             19
Item 4.  Submission of Matters to a Vote of Security Holders                                         19
Item 5.  Other Information                                                                           19
Item 6.  Exhibits and Reports on Form 8-K                                                            19

SIGNATURES                                                                                           20

PART I -- FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                        December 31, 2000   June 30, 2000
                                                                        -----------------   -------------
                                                                           (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                 $  1,796            $  1,477
  Receivables, less allowances for doubtful
    accounts, discounts and returns of $497 and $995                             985               1,043
  Inventories                                                                     90                 189
  Prepaid royalties and licenses                                                 545                 760
  Other current assets                                                           402                 717
                                                                            --------            --------
      Total current assets                                                     3,818               4,186

Furniture and equipment                                                          884                 770
Capitalized software development costs                                         1,605               1,918
Other assets                                                                   1,487               1,760
                                                                            --------            --------
       Total assets                                                         $  7,794            $  8,634
                                                                            ========            ========

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
   Short term borrowings                                                    $ 12,316            $ 12,430
   Trade accounts payable                                                      2,576               2,514
   Accrued and other liabilities                                               4,023               3,010
   Accrued arbitration award                                                   2,796               2,717
   Accrued restructuring charges                                                 129                 129
   Deferred revenue                                                            1,289               2,385
                                                                            --------            --------
     Total current liabilities                                                23,129              23,185

Long term debt and other obligations                                             298                 302
                                                                            --------            --------
Total current liabilities                                                     23,427              23,487

Shareholders' deficit:
   Common stock, no par value; 300,000,000 authorized;
        issued and outstanding 9,693,892 and 9,469,366 shares                 28,755              28,271
   Accumulated deficit                                                       (44,125)            (42,834)
   Accumulated other comprehensive income                                         --                  (3)
   Notes receivable from shareholders                                           (250)               (250)
   Deferred Compensation                                                         (13)                (37)
                                                                            --------            --------
      Total shareholders' deficit                                            (15,633)            (14,853)
                                                                            --------            --------
           Total liabilities and shareholders' deficit                      $  7,794            $  8,634
                                                                            ========            ========

See Notes to Condensed Consolidated Financial Statements

           INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                           THREE MONTHS               SIX MONTHS
                                                         ENDED DECEMBER 31,        ENDED DECEMBER 31,
                                                        --------------------      --------------------
                                                          2000        1999          2000        1999
                                                        -------      -------      -------     --------
Net revenues                                            $ 3,234      $ 6,282      $ 6,292     $ 11,916
Product costs                                               845        5,083        1,801        8,266
                                                        -------      -------      -------     --------
Gross margin                                              2,389        1,199        4,491        3,650

Costs and expenses:
   Sales and marketing                                      654        2,245        1,171        4,285
   General and administrative                             1,030        2,980        1,982        4,894
   Research and development                                 684        1,181        1,357        2,492
   Restructuring charge                                      --         (138)          --         (138)
                                                        -------      -------      -------     --------
Total operating expenses                                  2,368        6,268        4,510       11,533
                                                        -------      -------      -------     --------
Operating income (loss)                                      21       (5,069)         (19)      (7,883)

Gain on product line sale                                    --           --          285        1,440
Interest and other expense, net                            (533)      (1,061)      (1,087)      (1,524)
Loss on disposition of fixed assets                          --           --           (4)          --
Settlement of fee agreement                                  --           --         (187)          --
Accrued arbitration award                                    --       (2,600)          --       (2,600)
                                                        -------      -------      -------     --------
Loss before income taxes                                   (512)      (8,730)      (1,012)     (10,567)

Income tax provision (benefit)                                2          499           (6)         515
                                                        -------      -------      -------     --------
Loss before cumulative effect of change in
   accounting principle                                    (514)      (9,229)      (1,006)     (11,082)

Cumulative effect of change in accounting
   principle                                               (285)          --         (285)          --
                                                        -------      -------      -------     --------
Net loss                                                $  (799)     $(9,229)     $(1,291)    $(11,082)
                                                        =======      =======      =======     ========
Basic and diluted loss per share -- continuing
   operations                                           $ (0.05)     $ (1.30)     $ (0.10)    $  (1.57)

Basic and diluted loss per share -- cumulative
   effect of change in accounting principle             $ (0.03)          --      $ (0.03)          --
                                                        =======      =======      =======     ========
Basic and diluted net loss per share                    $ (0.08)     $ (1.30)     $ (0.13)    $  (1.57)
                                                        =======      =======      =======     ========
Shares used in computing loss
   per share                                              9,694        7,109        9,680        7,062

See Notes to Condensed Consolidated Financial Statements

           INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                  2000        1999
                                                                --------    --------
Cash flows from operating activities:
   Net cash provided (used) by operating activities             $    447    $   (539)
                                                                --------    --------
Cash flows from investing activities:
   Proceeds from sale of product line                                285       1,500
   Purchase of equipment                                            (309)       (111)
   Acquisition of software development and in-process
     technologies                                                     --        (131)
   Other                                                              --          (4)
                                                                --------    --------
   Net cash (used) provided by investing activities                  (24)      1,254
                                                                --------    --------
Cash flows from financing activities:
   Credit line repayments                                             --        (820)
   Repayments of term loan                                           (20)       (750)
   Repayment of capital lease obligations                            (98)       (599)
   Proceeds from issuance of common stock                             11          19
                                                                --------    --------
   Net cash used by financing activities                            (107)     (2,150)
                                                                --------    --------
Effect of exchange rate changes on cash and cash equivalents           3          10
                                                                --------    --------
Net increase (decrease) in cash and cash equivalents                 319      (1,425)
Cash and cash equivalents at beginning of period                   1,477       3,681
                                                                --------    --------
Cash and cash equivalents at end of the period                  $  1,796    $  2,256
                                                                ========    ========
SUPPLEMENTAL DISCLOSURES OF NON-CASH
Conversion of long-term debt to common stock                    $     --    $    500

See Notes to Condensed Consolidated Financial Statements

           INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     1. BASIS OF PRESENTATION

The interim condensed consolidated financial statements have been prepared from the records of International Microcomputer Software, Inc. and Subsidiaries ("IMSI" or the "Company") without audit. In the opinion of management, all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial position at December 31, 2000 and the results of operations and cash flows for the three and six months ended December 31, 2000 and 1999, have been made. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in IMSI's Annual Report on Form 10-K for the fiscal year ended June 30, 2000. The results of operations for the three and six months ended December 31, 2000 and 1999 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

     2. REALIZATION OF ASSETS

The financial statements have been prepared on a basis that contemplates IMSI's continuation as a going concern and the realization of assets and liquidation of liabilities in the ordinary course of business. The Company has an accumulated deficit of $44,125,000 and negative working capital of $19,311,000 at December 31, 2000. In January 2000, IMSI ceased interest and principal payments on all borrowings, debt or other interest bearing obligations, with the exception of monthly interest payments to Union Bank of California on the non-revolving reducing loan. Accordingly, the Company is in default of various covenants of these agreements. Since February 18, 2000, the Company has operated under a standstill agreement with its creditors that continues on a month-to-month basis so long as IMSI demonstrates progress in achieving a debt settlement acceptable to the creditors. During the quarter ended December 31, 2000, IMSI presented a plan to its banks and creditors committee for paying off its obligations, which was subsequently accepted contingent on an agreed-upon amount of capital infusion from an outside investor. There can be no assurance that IMSI will be successful in attaining funding. The uncertainty regarding the outcome of these matters raise substantial doubt about IMSI's ability to remain a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

In June 1999 IMSI announced a restructuring plan that was intended to end the large losses and restore profitable operations. This plan included the outsourcing of operations, consolidation of facilities, reduction of personnel and the divestiture of non-core products. In January 2000, IMSI announced it was taking more drastic actions to resolve the Company's very serious financial problems. During fiscal 2000, IMSI accomplished the announced changes to reduce costs. The Company was successful in selling products from non-core product lines to generate cash. In August 1999, IMSI sold the rights to the Easy Language product line for $1,700,000, and, in March 2000, the Company sold the rights to People Scheduler for $55,000. In March 2000, IMSI executed republishing agreements with firms in Europe and the United States to manufacture and sell IMSI products. As part of these agreements, IMSI received $300,000 in guarantees, which the Company will recognize over the term of the agreements. All of these efforts stabilized the Company's situation and resulted in a cash balance of $1,796,000 at December 31, 2000.

Management believes that the achievements of the last year and the resulting cash balance have provided a strong foundation to maintain operations provided the creditors continue to standstill. In order to achieve sales growth, IMSI has reinvigorated its direct marketing activities. Key to the success of this strategy is the return to IMSI in November 2000 of Robert Mayer, who had formerly spearheaded the Company's direct marketing efforts until his change to part-time status in March 2000. In addition to its focus on direct marketing, IMSI continues to fine-tune and develop Internet marketing strategies to effectively reach the precision design community. From October through December 2000, IMSI redesigned and updated TurboCAD.com and FloorPlan.com, the websites for its two leading design software titles.

Revitalization of the Company's core business was boosted by the release of TurboCAD Version 7 in November 2000. IMSI increased the sales price of the pro version of its precision design software upon re-evaluation of the current market, based on factors including performance benchmarks, intensity of product technology, and pricing structure of competitive products. This increase in price was met by positive market response, as the new version of TurboCAD provided over $500,000 of sales revenue, or approximately 15% of consolidated net revenue, in the quarter ended December 31, 2000.

The development of IMSI's Internet design division, Design.net, is planned to become an important factor in providing online design services to consumers. This division, when introduced to the public, will position the Company to meet the future expectations of the marketplace and capitalize on the related revenue opportunities. During the quarter ended December 31, 2000, IMSI invested additional resources in Design.net and anticipates the introduction of consumers and businesses to this powerful online design and visualization tool in the next nine months. Design.net will reinforce the Company's core product line, generating interest and extending additional precision design resources to consumers. Conversely, it is hoped that the Company's continuing sales of traditional retail software will provide name recognition and drive traffic to the Design.net website.

Management believes the combination of the last 12 months' actions and initiatives is returning IMSI to profitability. However, IMSI acknowledges that it is very unlikely that the Company can internally generate sufficient funds to resolve its debt obligations in the foreseeable future. The Company's creditors have stated that they will not extend the standstill period indefinitely, and that IMSI must make every effort to resolve the situation.

Therefore, IMSI's continuation as a going concern through the end of fiscal 2001 depends upon the continued forbearance of the creditors or the Company's ability to obtain adequate funds to settle the debt. In August 2000, IMSI received a proposal from independent investors that included the possible purchase of a majority percentage of IMSI stock conditioned upon an agreement by the Company's creditors to settle all debt at a discount. This proposal resulted in the aforementioned debt settlement plan accepted by the creditors committee. The proposal remains active, but has not been finalized pending an agreed-upon level of capital being raised. In addition to this proposal, IMSI has generated other interest in the investment community, and continues to vigorously pursue viable opportunities. The Company hopes to attract some kind of investment in the Company in fiscal year 2001 due to its continued strengthening of core business operations, improvements in cash flows, positive market responses to its product developments and cutting-edge developments in online design.

     3. REVENUE RECOGNITION

Revenue is recognized when earned and the Company applies American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, With Respect to Certain Transactions. Revenue from packaged product sales to distributors, resellers and end users is recorded when related products are shipped. For software delivered via the Internet, revenue is recorded when the customer downloads the software. Subscription revenue is recognized ratably over the contract period, generally 12 months. Revenue from hybrid products is allocated to the underlying components based on the ratio of the value of each component to the total price and each portion is recognized accordingly. Non-refundable advanced payments received under license agreements are recognized as revenue when the customer accepts the delivered software. Revenue from software licensed to developers, including royalties earned in excess of non-refundable advanced payments, is recorded as the developers ship products containing the licensed software. Revenue from minimum guaranteed royalties in republishing agreements is recognized ratably over the term of the agreement. Royalties in excess of the guaranteed minimums are recognized when collected. Costs related to post-contract customer support, which are minimal and include limited telephone support and online maintenance for certain products, are accrued. Sales to distributors permit limited rights of return upon termination or when a product is defective. Reserves for returns, price discounts and rebates are estimated using historical averages and a consideration of open return requests, channel inventories, recent product sell-through activity and market conditions.

     4. INVENTORIES

Inventories, consisting primarily of CD-ROMs, manuals, hardware, freight in, production costs and packing supplies, are valued at the lower of cost or market and are accounted for on the first-in, first-out basis. Management performs periodic assessments to determine the existence of obsolete, slow moving and non-salable inventories, and records necessary provisions to reduce such inventories to net realizable value. Inventories consist of:

                                                December 31,    June 30,
                                                    2000          2000
                                                ------------    --------
        Raw materials                              $ 253         $ 386
        Finished goods                               278           114
                                                   -----         -----
                                                     531           500
        Reserves for obsolescence                   (441)         (311)
                                                   -----         -----
        Net Inventory                              $  90         $ 189
                                                   =====         =====

     5. SEGMENT INFORMATION

IMSI has three reportable operating segments based on sales markets. Two geographic segments generate revenues and incur expenses related to the sale of the Company's PC productivity software. The third segment comprises the revenues and expenses related to ArtToday.com (formerly Zedcor, Inc.) the Company's graphic design Internet subsidiary that was purchased in October 1998. The following table details segment information as follows (in thousands):

                                                           North            Other
Quarter Ended December 31, 2000        ArtToday.com       America          Foreign     Eliminations       Total
-------------------------------        ------------       --------         -------     ------------      --------
   Net Revenues - external               $   722          $  2,439         $    73         $  --         $  3,234
                - internal                    --                --              --            --               --
   Income (loss) before taxes                (35)             (487)             10            --             (512)
   Income tax expense                         --                --               2            --                2

   Income (loss) before accounting
     change                                   (35)            (487)              8            --             (514)
   Identifiable assets                    $ 1,125         $  6,681         $   (12)        $  --         $  7,794

Quarter Ended December 31, 1999
   Net Revenues - external                $   722         $  3,460         $ 2,100         $  --         $  6,282
                - internal                     --              365              --          (365)              --
   Loss before taxes                         (103)          (8,471)           (156)           --           (8,730)
   Income tax expense                          --              488              11            --              499
   Net loss                                  (103)          (8,959)           (167)           --           (9,229)
   Identifiable assets                    $ 1,221         $ 10,796         $ 3,592         $  --         $ 15,609

Six Months Ended December 31, 2000
   Net Revenues - external                $ 1,531         $  4,576         $   185         $  --         $  6,292
                - internal                     --               --              --            --               --
   Income (loss) before taxes                 141           (1,175)             22            --           (1,012)
   Income tax expense (credit)                 --                6             (12)           --               (6)
   Income (loss) before accounting            141           (1,181)             34            --           (1,006)
     change
   Identifiable assets                    $ 1,125         $  6,681         $   (12)        $  --         $  7,794

Six Months Ended December 31, 1999
   Net Revenues - external                $ 1,307         $  6,080         $ 4,529            --         $ 11,916
                - internal                     --              712              --          (712)              --
   Income (loss) before taxes                (218)         (10,562)            213            --          (10,567)
   Income tax expense                          --              503              12            --              515
   Net Income (loss)                         (218)         (11,065)            201            --          (11,082)
   Identifiable assets                    $ 1,221         $ 10,796         $ 3,592            --         $ 15,609

     6. BASIC AND DILUTED EARNINGS PER SHARE

The weighted average numbers of shares outstanding (denominator) used to calculate basic earnings per share are reconciled to the numbers of shares used in calculating diluted earnings per share as follows:

                                                Three Months                           Six Months
                                              Ended December 31,                   Ended December 31,
                                        -----------------------------         -----------------------------
                                           2000               1999               2000               1999
                                        ----------         ----------         ----------         ----------
Shares used to compute basic EPS         9,693,892          7,109,000          9,680,040          7,062,000
Add effect of dilutive securities:
   Convertible Note                        241,964          2,250,000            241,964          2,250,000
   Warrants                              1,124,291            298,000          1,124,291            298,000
   Stock options                         2,123,271            816,000          2,123,271            816,000
                                        ----------         ----------         ----------         ----------
Shares used to compute diluted EPS      13,183,418(1)      10,473,000(1)      13,169,566(1)      10,426,000(1)
                                        ==========         ==========         ==========         ==========

(1) Not presented as inclusion of potentially dilutive securities would be anti-dilutive.

     7. COMPREHENSIVE INCOME (LOSS)

Comprehensive income includes changes in the balance of items that are reported directly in a separate component of stockholders' equity on the condensed consolidated balance sheets. The reconciliation of net loss to comprehensive loss is as follows.

                                             Three Months                         Six Months
                                           Ended December 31,                 Ended December 31,
                                      ---------------------------       ------------------------------
                                         2000             1999              2000              1999
                                      ---------       -----------       -----------       ------------
Net Loss                              $(799,000)      $(9,229,000)      $(1,291,000)      $(11,082,000)
Other comprehensive (loss) gain:
   Foreign currency translation
     adjustments                          1,000           (28,000)            4,000             10,000
                                      ---------       -----------       -----------       ------------
Total comprehensive loss              $(798,000)      $(9,257,000)      $(1,287,000)      $(11,072,000)
                                      =========       ===========       ===========       ============

     8.   CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

In the second quarter of fiscal 2001, the Company adopted the provisions of Emerging Issues Task Force Issue 00-27 ("EITF 00-27") "Application of EITF Issue 98-5, `Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,' to Certain Convertible Instruments."" EITF 00-27 is effective for transactions with a commitment date of November 16, 2000 forward, except for the provisions relative to embedded conversion features of certain instruments that are effective for any such instruments issued since May 20, 1999. EITF 00-27 requires companies to measure a convertible instruments beneficial conversion feature using an effective conversion price. Consequently, the conversion option embedded in a convertible instrument issued with a detachable instrument, such as a warrant, may have intrinsic value even if the conversion option is at-the-money or out-of-money at the commitment date. In May 1999, IMSI issued a convertible debt instrument to BayStar Capital that included an embedded beneficial conversion feature as calculated under EITF 00-27. The result if applying EITF 00-27 to this instrument resulted in the reporting of a cumulative effect of change in accounting principle in the amount of $285,000 in the quarter ended December 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the consolidated financial statements and the notes thereto and in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in IMSI's Fiscal 2000 Form 10-K. This quarterly report on Form 10-Q, and in particular this "Management's Discussion and Analysis of Financial Condition and Results of Operations," may contain forward-looking statements regarding future events or the future performance of IMSI that involve certain risks and uncertainties including those discussed in the "Other Factors That May Affect Future Operating Results" section of this Form 10-Q, as well as in IMSI's Fiscal 2000 Form 10-K, as filed with the Securities and Exchange Commission ("SEC"). Actual events or the actual future results of IMSI may differ materially from any forward-looking statements due to such risks and uncertainties. IMSI assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. This analysis is not intended to serve as a basis for projection of future events

     RESULTS OF OPERATIONS

IMSI reported a loss from continuing operations of $514,000 or ($0.05) per share for the quarter ended December 31, 2000 and a loss from continuing operations of $1,006,000 or ($0.10) for the six months ended December 31, 2000. This compares to a net loss of $9,229,000 or ($1.30) per share for the quarter ended December 31, 1999 and a net loss of $11,082,000 or ($1.57) per share for the six months ended December 31, 1999. The Company reported an operating profit of $21,000 and an operating loss of $19,000 for the three and six months ended December 31, 2000, respectively. This compares to an operating loss of $5,069,000 and $7,883,000 for the three and six months ended December 31, 1999.

     NET REVENUES

Net revenues for the three-month and six month periods ended December 31, 2000 were $3,234,000 and $6,292,000, respectively. This compares to net revenues of $6,282,000 and $11,916,000 for the same periods in the previous fiscal year. This change represents a decrease in net revenues of 49 % and 47 % for the three and six month periods, respectively.

The following table summarizes product revenues in absolute dollars and as a percentage of total net revenues for each of IMSI's principal product categories for the periods indicated (dollars in thousands):

                                 THREE MONTHS ENDED DECEMBER 31,                  SIX MONTHS ENDED DECEMBER 31,
                            -----------------------------------------       ------------------------------------------
                                    2000                    1999                   2000                     1999
                            -----------------       -----------------       -----------------       ------------------
                               $           %           $           %           $           %            $           %
                            -------       ---       -------       ---       -------       ---       --------       ---
PRECISION DESIGN            $ 1,346        42%      $ 2,315        37%      $ 2,288        36%      $  4,110        34%
GRAPHIC DESIGN                1,052        33%        2,014        32%        2,576        41%         4,534        38%
BUSINESS APPLICATION            557        17%        1,788        29%          836        13%         3,794        32%
UTILITIES                       254         8%        1,446        23%          861        14%         2,485        21%
OTHER PRODUCTS                   41         1%          401         6%           65         1%           899         8%
PROVISION FOR RETURNS
   AND REBATES NOT YET
   RECEIVED                     (16)      -1%        (1,682)      -27%         (334)      -5%         (3,906)      -33%
                            -------       ---       -------       ---       -------       ---       --------       ---
NET REVENUES                $ 3,234       100%      $ 6,282       100%      $ 6,292       100%      $ 11,916       100%
                            =======       ===       =======       ===       =======       ===       ========       ===

Product category revenues are shown gross of sales reserves recorded in the respective periods for returns, price discounts and rebates. Sales reserves are based on estimates of future activity and by their nature are subject to certain risks and uncertainties, which could cause actual results to differ materially from estimates.

Revenues in the precision design category decreased by $969,000, or 42%, to $1,346,000 for the three-month period ended December 31, 2000, compared to the same period in fiscal year 2000. For the six-month period ended December 31, 2000, precision design sales declined by $1,822,000, or 44%, to $2,288,000 compared to the same period in fiscal year 2000. The decline in revenues during this period is primarily due to a decrease in TurboCAD and FloorPlan sales, resulting from a shift in marketing from the conventional channel to republishers and direct marketing. The decrease in FloorPlan sales is also attributed to its product release cycle. The next scheduled release is planned for the third fiscal 2001 quarter.

Precision design category revenues for the quarter ended December 31, 2000 were $1,346,000, an increase of $404,000 over the prior quarter ended September 30, 2000. TurboCAD version 7.0, released in November 2000 and directly marketed to existing users, contributed more than $500,000 to the total sales in the precision design category for the six months ended December 31, 2000. The revenue increases realized by this release were offset by declining revenues from both the sales of FloorPlan and prior versions of TurboCAD. In future periods, it is expected that the new version of TurboCAD will contribute an increasing amount to the precision design category, as it will be made available to the retail market through republishers.

For the three and six-month periods ended December 31, 2000, revenue in the graphic design category decreased by $962,000 or 48% and $1,958,000 or 43% respectively from the comparable periods in fiscal year 2000. The decline in this category is due to decreased revenues from IMSI's primary product within this category, MasterClips resulting from the shift to the use of licensing agreements instead of the traditional sale channels.

On January 14, 2000, an arbitration ruling against IMSI pertaining to a dispute with Imageline, Inc required IMSI to discontinue manufacturing and distributing all Masterclips products containing Imageline, Inc images. This arbitration ruling, combined with a continuing increase in competitive product offerings and discount pricing in the visual content market, contributed to the falloff in MasterClips sales. Revenues from IMSI's wholly owned subsidiary, ArtToday.com are included in this category. Because ArtToday.com's revenues are based on subscriptions, these amounts are initially deferred and then amortized over the subscription period, generally over 12 months. ArtToday.com contributed to sales with $722,000 in net revenue during the quarter ended December 31, 2000 and $1,531,000 over the six-month period ended December 31, 2000 as compared to $722,000 and $1,307,000 during the same periods of the previous fiscal year.

Revenues in the business applications category decreased by $1,231,000 or 69% and by $2,958,000 or 78% in the three-month and six-month periods ended December 31, 2000 as compared to the same periods in fiscal year 2000. Sales of Flow!, FormTool, Maplinx, MasterPublisher, OrgPlus, Hijaak and TurboProject contribute to this category. Revenues from the sale of these products all declined as compared to the same period in fiscal year 2000. This decrease in revenues from sales in the business applications category reflects the Company's strategy to focus on its core products in the precision design and graphic design categories and on its Internet business. Under IMSI's restructuring plan, the Company is no longer focusing its marketing efforts on non-core products of which this category is primarily composed.

For the three month period ended December 31, 2000, revenues in the utilities category decreased by $1,192,000 or 82% as compared to the same period in fiscal 2000. For the six-month period ended December 31, 2000, revenues in this category decreased by $1,624,000 or 65% when compared to the same period ended December 31, 1999. Revenues for the quarter ending December 31, 1999 included sales of substantial amounts of IMSI's UpdateNow and Year2000Now software products sold through one customer, America Online. Revenues from these products were absent during the comparable period of the current fiscal year due to their inherent nature being Y2K issue related. Within this category, sales of CD Copier, WinDelete and NetAccelerator all declined for the period ended December 31, 2000 as compared to the same period during the prior fiscal year. This decrease in sales is consistent with IMSI's strategy to focus on its core products.

Revenues in the other category decreased by $360,000, or 90% and by $834,000 or 93% respectively for the three-month and six-month periods ended December 31, 2000 as compared to the same period in fiscal year 2000. The decrease in revenues was consistent with the Company's overall decrease in sales.

IMSI's financial problems and the Company's major change in strategy were the primary causes of the decreased revenues for the three-month and the six-month periods ended December 31, 2000 as compared to the same periods of the previous fiscal year. IMSI originally announced major changes in its strategy in January 2000: it decided to exit the retail software business, liquidate the Company's European and South African subsidiaries, and consolidate domestic operations to reduce operating losses and focus on its Internet strategy. IMSI terminated all existing distributor agreements and immediately ceased to support the retail business. As a result, sales of all products decreased dramatically.

In February 2000, IMSI obtained a new management team that revised the original strategy and decided to restore sales through the retail channel by establishing republishing agreements for the Company's core products. By the end of fiscal year 2000, IMSI had executed several republishing agreements; however, normal start-up problems limited the revenues from these new agreements.

The continuing trend of intense price competition also adversely affected sales in most product categories. This trend had particular impact in consumer-oriented software products such as FloorPlan and the Utilities products.

In addition, revenues declined as a result of IMSI's decision not to upgrade or support many of its non-core consumer products. Product updates and effective advertising programs are important competitive factors in maintaining unit sales volume, market share, and shelf space in distribution.

In an effort to establish an alternative distribution channel and revitalize the sales of the Company's core products, IMSI executed several new publishing agreements during the second half of fiscal 2000. To that extent, the Company granted to ValuSoft the exclusive rights to reproduce and distribute its products in North America in exchange for royalty payments based on net sales of these products. The agreement also provides for minimum guaranteed royalty payments. Internationally, IMSI executed similar exclusive republishing agreements. The Company granted the exclusive rights to manufacture and distribute its products to AB Soft in France and French speaking countries; MicroBasic in Germany, Austria and Switzerland; MediaGold in all other European countries, the Middle East and Africa. All of these international republishing agreements call for royalty payments based on net sales with minimum guaranteed payments.

Net revenues from domestic sales decreased by $1,169,000 or 28%, to $3,013,000, or 93% of net revenues, for the three month period ended December 31, 2000, from $4,182,000 or 67% of net revenues, for the comparable period in the previous fiscal year.

Net revenues from international sales declined by $1,879,000 or 89%, and were $221,000 or 7% of net revenues for the three-month period ended December 31, 2000, compared to $2,100,000 or 33% of net revenues for the three months ended December 31, 2000.

IMSI's international net revenues in the three-month period ended December 31, 2000 were comprised of revenues from the Australian subsidiary and royalties received from the international publishers. This shift in the revenue mix is consistent with IMSI's decision in January 2000 to close down its European and South African subsidiaries. The liquidation of these subsidiaries resulted in a loss of $2,043,000 from the write off of the intercompany receivables and investment in subsidiaries that the Company believes are not recoverable. This loss was reflected in the Company's fiscal 2000 financial results as reported on IMSI's fiscal 2000 Form 10-K.

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

     PRODUCT COSTS

For the three months ended December 31, 2000, product costs decreased by $4,238,000 to $845,000 as compared to the same period in 1999. As a percentage of revenue, product costs decreased from 81% to 26%, when compared to the same period in the previous fiscal year. For the six months ended December 31, 2000 product costs decreased by $6,465,000 from $8,266,000 or 69% of net revenues to $1,801,000 or 29% of net revenues.

Product costs include the costs of CD-ROM duplication, printing of manuals, packaging and fulfillment, freight-in, license fees, royalties that IMSI pays to third parties based on sales of software, and amortization of capitalized software acquisition and development costs. Costs associated with the return of products, such as refurbishment and the write down in value of returned goods are also included in product costs. The decrease in product costs in absolute dollars and as a percentage of net revenues in the quarter ended December 31, 2000 was primarily attributable to a lower fixed manufacturing burden and overhead costs. In addition, direct costs associated with materials and labor were substantially reduced since IMSI has shifted the manufacturing and distribution of a material portion of its sales to republishers.

IMSI amortizes capitalized software development costs and license fees on a product-by-product basis. The amortization for each product is the greater of the amount computed using (a) the ratio of current gross revenues to the total of current and anticipated future gross revenues for the product or (b) the economic life of such product. Generally, capitalized software development costs are amortized over a maximum of 18 to 36 months, and license fees are amortized over a maximum of 36 months. For the six-month period ended December 31, 2000, amortization of non-advanced fees and amortization of capitalized software were $436,000 and $314,000 respectively. This compares to $645,000 and $569,000 respectively for the six-month period ended December 31, 1999. The decrease in the amortization expenses is due to the Company not investing as much in the replacement of the underlying assets. This substantial decrease in amortization expenses helped improve the profit margin.

     SALES AND MARKETING

Sales and marketing expenses for the three months ended December 31, 2000 decreased by $1,591,000 or 71% to $654,000 as compared to the same period in the previous fiscal year. Sales and marketing expenses for the six months ending December 31, 2000 decreased by $3,114,000 or 73% to $1,171,000 as compared to the same period in the previous fiscal year. As a percentage of net revenues, sales and marketing expenses for the three and six month periods ending December 31, 2000, were 20% and 19%, respectively, as compared with 36% and 36%, respectively, for the previous fiscal year. Sales and marketing expenses consist primarily of salaries and benefits of sales and marketing personnel, commissions, printing and direct mail expenses. IMSI's exit from the retail business explains the large savings on sales and marketing expenses. The decrease in dollar and percentage amounts is particularly due to a reduction in advertising, marketing staff, merchandisers, corporate sales representatives and other sales overhead expense.

     GENERAL AND ADMINISTRATIVE

General and administrative expenses for the three and six month periods ending December 31, 2000 decreased by $1,950,000 or 65% to $1,030,000 and $2,912,000 or
60% to $1,982,000, respectively, as compared to the same periods in the previous fiscal year. As a percentage of net revenues, general and administrative expenses for the three and six-month periods ended December 31, 2000, were 32% and 32%, respectively. This compares to 47% and 41%, respectively, for the previous fiscal year.

IMSI's general and administrative expenses consist primarily of the salaries and benefits for employees in the legal, finance, accounting, human resources, information systems and executive departments and fees to IMSI's legal and professional advisors. The decrease in general and administrative expenses is primarily due to the downsizing of the consolidated operations of the Company which included employee layoffs and facility closure in February 2000; and decreased accounting fees and legal expenses during the same period of the previous year incurred in connection with the Company's restructuring plan, the review of its financial results by the SEC and the Imageline, Inc. arbitration.

     RESEARCH AND DEVELOPMENT

Research and development expenses for the three months ended December 31, 2000 decreased $497,000, or 42%, to $684,000. For the six months ending December 31, 2000, research and development expenses decreased $1,135,000 or 46% to $1,357,000. As a percentage of net revenues, research and development expenses for the three and six month periods ending December 31, 2000, were 21% and 22%, respectively, as compared with 19% and 21%, respectively, for the previous fiscal year.

IMSI's research and development expenses consist primarily of salaries and benefits for research and development employees and payments to independent contractors. The decrease in absolute dollar amounts spent on research and development reflects cost containment efforts conducted during fiscal 2000 which included headcount reductions; the decrease in the number of products under development as part of the streamlining of IMSI's product offerings, and, the closing of IMSI's engineering facilities in Ottawa, Canada. On the other hand, the steady ratio of research and development expenses as a percentage of net revenues reflects the Company's commitment to invest in research and development for its core products, for its Internet subsidiary, ArtToday.com, and its new internet division Design.net.

     OTHER EXPENSE, NET

Other expense, net, which consists of interest expense on short and long-term borrowings, financing penalties, and net gains or losses on foreign currency transactions, decreased from $1,061,000 to $533,000 for the three month period ended December 31, 2000 as compared to the same period of the previous fiscal year. For the six months ended December 31, 2000, other expense, net, decreased from $1,524,000 to $1,087,000 from the previous fiscal year. Other expense, net for the quarter ending December 31, 2000 includes $135,000 in penalties owed to Bay Star related to registration requirements in the share purchase agreements, $40,000 statutory interest to Imageline, Inc. relating to the arbitration ruling and $360,000 of interest on short term borrowing to Union Bank of California, Silicon Valley Bank and BayStar Capital.

     PROVISION FOR INCOME TAXES

IMSI has not recorded any tax benefit for its domestic tax losses because of the uncertainty of realization. The Company adheres to Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

     LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2000, IMSI had $1,796,000 in cash and cash equivalents, an increase of $319,000 from the cash and cash equivalents balance of $1,477,000 at June 30, 2000. Working capital declined by $312,000 from a negative $18,999,000 at June 30, 2000 to a negative $19,311,000 at December 31, 2000.

Despite the Company's loss from continuing operations of $1,006,000 for the six months ending December 31, 2000, operating activities generated net cash of $447,000 during this period. While a number of factors generated this difference, two caused a major portion of the difference. First, while IMSI is accruing all interest and penalties related to the Union Bank of California, Silicon Valley Bank, BayStar and Imageline, Inc, the Company is paying only Union Bank of California. The interest not paid during the six months ended December 31, 2000 was $883,000. Second, amortization, depreciation and the write-off of prepaid royalties exceeded the recognition of deferred revenue by $153,000 during this six-month period.

IMSI's investing activities during the six months ended December 31, 2000 consumed $24,000 of cash. Nearly all of the expenditures were by ArtToday.com to purchase computers and related equipment and to complete leasehold improvements at their new offices. These expenditures were necessary to provide the resources to support the anticipated growth of ArtToday.com. The Company generated cash of $285,000 related to the sale of product lines and domain names.

The Company's financing activities used net cash of $107,000 during the six-month period ended December 31, 2000. In addition to making capital lease obligation payments, IMSI paid down the bank's non-revolving reducing loan to us (the former credit line) by $20,000.

The loans with Union Bank were due on September 30, 1999. A balance of $4,580,000 on the non-revolving reducing loan remains unpaid. Under the terms of the loan agreement, Union Bank can declare the loan to be immediately due and payable and can commence immediate enforcement and collection actions. Enforcement and collection actions by Union Bank could have a materially adverse effect on IMSI's ability to continue as a going concern.

The financial statements have been prepared on a basis that contemplates IMSI's continuation as a going concern and the realization of the Company's assets and liquidation of IMSI's liabilities in the ordinary course of business. The Company has an accumulated deficit of $44.1 million at December 31, 2000. IMSI is also in default of various loan covenants. These matters, among others, raise substantial doubt about IMSI's ability to remain a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty. IMSI's continued existence is dependent on its ability to obtain additional financing sufficient to allow it to meet its obligations as they become due and to achieve profitable operations. See Note 2 to the condensed consolidated financial statements, "Realization of Assets."

IMSI will require additional working capital to meet its ongoing operating expenses, to continue its technological development, to develop new products, and to conduct other activities. Historically, IMSI has financed its working capital and capital expenditure requirements primarily from retained earnings, short-term and long-term bank borrowings, capitalized leases and sales of common stock. During fiscal year 2000, IMSI relied primarily on the collection of receivables and sales of non-core product lines to fund operations. IMSI cannot rely on these sources of cash to fund the Company during fiscal 2001. IMSI must obtain additional equity capital and restructure the Company's significant debt to meet its funds requirements. The large accumulated losses of IMSI and the negative amount of shareholder's equity as of December 31, 2000 will make it difficult for IMSI to obtain new debt financing or to obtain equity financing at attractive prices.

The forecast period of time through which the Company's financial resources will be adequate to support working capital and capital expenditure requirements is a forward-looking statement that involves risks and uncertainties, and actual results could vary. IMSI can provide no assurance that needed financing will be available. Furthermore, any additional equity financing, if available, may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. If IMSI fails to raise capital when needed, then lack of capital will have a materially adverse effect on IMSI's business, operating results, financial condition and ability to continue as a going concern.

IMSI had no material commitments for capital expenditures as of December 31, 2000.

     OTHER FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

Operating results reflect continued Net Losses in the Second Quarter of Fiscal 2001. The following table reports IMSI's operating income (loss) and net income
(loss) from continuing operations for the periods presented (in thousands):


                                                             Net income
                                                            (loss) from
                                         Operating           continuing
          Quarter Ending                income (loss)        operations
          --------------                -------------       ------------
           Fiscal 1999
             September 30                 $ (1,483)          $ (1,106)
             December 31                    (6,105)            (4,274)
             March 31                       (6,319)           (10,739)
             June 30                        (9,983)           (10,847)
                                          --------           --------
                                          $(23,890)          $(26,966)
                                          ========           ========
          Fiscal 2000
             September 30                 $ (2,814)          $ (1,853)
             December 31                    (5,069)            (9,229)
             March 31                       (1,490)            (5,594)
             June 30                         1,354               (195)
                                          --------           --------
                                          $ (8,019)          $(16,871)
                                          ========           ========
          Fiscal 2001
            September 30                  $    (40)          $   (492)
            December 31                   $     21           $   (514)

Starting in fiscal year 1998, IMSI's operating results began to worsen, and the Company continued to lose money in fiscal years 1999 and 2000. While the quarterly net losses from continuing operations for the three months ended June 30, 2000, September 30, 2000 and December 31, 2000 are significantly smaller than the net losses of previous quarters, the trend of continued losses and growing shareholder deficit raise the question of IMSI's ability to continue as a going concern. However, the quarter ending December 31, 2000 had a small operating gain compared to a small operating loss in the prior quarter ending September 30, 2000. Adjusting for non-recurring items of $285,000 for gain on product line sale offset by $187,000 for settlement of fee agreement, the net loss for the quarter ending December 31, 2000 was $76,000.

Factors that may cause fluctuations of, or a continuing decline in, operating results in the future include the market factors and competitive factors described at page 30 in the Company's Fiscal 2000 Form 10-K, under "Future Performance and Additional Risk Factors."

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

IMSI is exposed to the impact of interest rates and, to a very minor degree, foreign currency fluctuations. IMSI's objective in managing exposure to interest rate changes and foreign currency fluctuations is to limit the impact of interest rate changes on earnings and cash flow and to lower overall borrowing costs. IMSI's major market risk exposure is changing interest rates in the United States, which would change interest expense on the non-revolving, reducing loan. IMSI does not hedge foreign currency risk.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 23, 1998 IMSI began arbitration proceedings against Imageline, Inc. before the American Arbitration Association in San Francisco, California. IMSI requested that all matters within the scope of the agreements between Imageline, Inc and IMSI be resolved by arbitration, including a dispute in which Imageline, Inc. sued Mindscape, Inc. for alleged copyright infringement, for which IMSI may be required to indemnify Mindscape, in whole or in part. IMSI further requested that the arbitration decide the rights and liabilities of the parties, and the validity of the copyrights under which Imageline, Inc. asserted its claims against IMSI. IMSI also requested compensatory damages and attorney's fees.

On August 12, 1999 Imageline, Inc. filed a counterclaim in the arbitration, alleging breach by IMSI of an agreement between the parties, including unauthorized sublicensing, and instituting arbitration proceedings without notice and the opportunity to cure. Imageline, Inc. requested liquidated damages, alleged to be more than $200,000, compensatory damages of at least $500,000, punitive damages, legal fees, interest and costs. On January 14, 2000, Imageline, Inc. received a $2.6 million arbitration award against IMSI for intellectual property violations and attorney's fees. The award is comprised of $1.2 million in actual damages, $1.2 in punitive damages and $0.2 million in attorneys' fees.

In April 2000, IMSI and Imageline, Inc. initiated negotiations to settle the award. The original proposed settlement included a variety of considerations, including cash, a consulting agreement, warrants, payment of legal fees, and royalties on certain future sales of Masterclips. This agreement was executed; however it lapsed by its own terms due to the fact it was contingent on bank approval that was not given by one of the banks.

During the quarter ended December 31, 2000, Imageline, Inc. alleged that during the past year IMSI had committed additional infringements of Imageline's copyrights. In subsequent conversations and correspondence between the parties, Imageline has claimed that its damages for such additional infringements will range up to $12 million. Imageline has neither taken any formal legal action to date with respect to these allegations, nor has it set out with specificity the exact nature of these alleged infringements. IMSI believes that these additional claims are without merit, and if legal action is instituted by Imageline with respect to them, intends to vigorously defend against them. The Company has had extensive communications with Imageline in an attempt to reach an equitable settlement with respect to all issues between the companies; but there can be no assurances that these discussions will be successful.

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

In September 2000, IMSI filed amended reports on Form 10-K/A for the year ended June 30, 1999 and Form 10-Q/A for the quarters ended September 30, 1999, December 31, 1999, and March 31, 2000 with the SEC. The filing of these amended reports ended a yearlong examination by the SEC, during which IMSI responded to the SEC's requests for information, clarification and expanded disclosure. On October 12, 2000 IMSI filed its Form 10-K for the year ended June 30, 2000, and on November 14, 2000 the Company filed its Form 10-Q for the quarter ended September 30, 2000. The Company continued its efforts to return to the OTC Bulletin Board, and, on December 27, 2000, IMSI was eligible, under Rule 15c2-11, for Resumption of Quotations and began trading again on the OTCBB.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

No report on Form 8-K was filed during the quarter ended December 31, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: February 13, 2001            INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.


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