Form 10-Q
period 2001-03-31
INTERNATIONAL MICROCOMPUTER SOFTWARE INC /CA/
filed 2001-05-15
CIK 814929

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended MARCH 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________


                         Commission File Number 0-15949
                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)

        CALIFORNIA                                94-2862863
        ----------                                ----------
 (State or other jurisdiction of               (I.R.S. Employer
  incorporation or organization)              identification No.)

      75 ROWLAND WAY, NOVATO, CA                    94945
  ---------------------------------------           -----
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

                                 YES [X] NO [ ]


As of May 5, 2001, 9,693,892 shares of Registrant's common stock, no par value, were outstanding.

           INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                          Page
                                                                                          ----
PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

       Condensed Consolidated Balance Sheets at March 31, 2001 and June 30, 2000            3

       Condensed Consolidated Statements of Operations for the three and nine months
             ended March 31, 2001 and 2000                                                  4

       Condensed Consolidated Statements of Cash Flows for the nine months ended
             March 31, 2001 and 2000                                                        5

       Notes to Condensed Consolidated Financial Statements                                 6

Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                         10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                        18

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                 19
Item 2.  Changes in Securities and Use of Proceeds                                         19
Item 3.  Defaults upon Senior Securities                                                   19
Item 4.  Submission of Matters to a Vote of Security Holders                               19
Item 5.  Other Information                                                                 20
Item 6.  Exhibits and Reports on Form 8-K                                                  20

SIGNATURES                                                                                 21

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                          March 31, 2001  June 30, 2000
                                                          --------------  -------------
                                                            (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                 $  1,820       $  1,477
  Receivables, less allowances for doubtful
    accounts, discounts and returns of $456 and $995           1,178          1,043
  Inventories                                                    110            189
  Prepaid royalties and licenses                                 387            760
  Other current assets                                           354            717
                                                            --------       --------
      Total current assets                                     3,849          4,186
Furniture and equipment                                          731            770
Capitalized software development costs                         1,455          1,918
Other assets                                                   1,360          1,760
                                                            --------       --------
       Total assets                                         $  7,395       $  8,634
                                                            ========       ========

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
   Short term borrowings                                    $ 12,360       $ 12,430
   Trade accounts payable                                      2,463          2,514
   Accrued and other liabilities                               4,494          3,010
   Accrued arbitration award                                   2,835          2,717
   Accrued restructuring charges                                 129            129
   Deferred revenue                                            1,211          2,385
                                                            --------       --------
     Total current liabilities                                23,492         23,185
Long term debt and other obligations                             203            302
                                                            --------       --------
Total Liabilities                                             23,695         23,487
Shareholders' deficit:
   Common stock, no par value; 300,000,000 authorized;
        issued and outstanding 9,693,892 and 9,469,366
        shares                                                28,755         28,271
   Accumulated deficit                                       (44,815)       (42,834)
   Accumulated other comprehensive income                         10             (3)
   Notes receivable from shareholders                           (250)          (250)
   Deferred Compensation                                          --            (37)
                                                            --------       --------
      Total shareholders' deficit                            (16,300)       (14,853)
                                                            --------       --------
           Total liabilities and shareholders' deficit      $  7,395       $  8,634
                                                            ========       ========

            See Notes to Condensed Consolidated Financial Statements

           INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED            NINE MONTHS ENDED
                                                        MARCH 31,                    MARCH 31,
                                                -----------------------       -----------------------
                                                  2001           2000           2001           2000
                                                --------       --------       --------       --------
Net revenues                                    $  3,107       $  2,968       $  9,399       $ 14,883
Product costs                                        720          1,295          2,521          9,560
                                                --------       --------       --------       --------
Gross margin                                       2,387          1,673          6,878          5,323
Costs and expenses:
  Sales and marketing                                800            749          1,971          5,034
  General and administrative                       1,047          1,833          3,029          6,726
  Research and development                           666            907          2,023          3,399
  Restructuring charge                                --           (326)            --           (464)
                                                --------       --------       --------       --------
Total operating expenses                           2,513          3,163          7,023         14,695
                                                --------       --------       --------       --------
Operating income (loss)                             (126)        (1,490)          (145)        (9,372)
Gain on product line sale                             --             55            285          1,495
Interest and other expense, net                     (572)          (286)        (1,661)        (1,810)
Loss on disposal of fixed assets                      (6)        (1,834)            (9)        (1,834)
Loss on disposal of foreign subsidiaries              --         (2,023)            --         (2,023)
Settlement of fee agreement                           --             --           (187)            --
Arbitration award                                     --             (9)            --         (2,610)
                                                --------       --------       --------       --------
Loss before income taxes                            (704)        (5,587)        (1,717)       (16,154)
Income tax provision (benefit)                       (14)             7            (21)           522
                                                --------       --------       --------       --------
Loss before cumulative effect of change in
  accounting principle                              (690)        (5,594)        (1,696)       (16,676)
Cumulative effect of change in accounting
  Principle                                           --             --           (285)            --
                                                --------       --------       --------       --------
Net loss                                        $   (690)      $ (5,594)      $ (1,981)      $(16,676)
                                                ========       ========       ========       ========
Basic and diluted loss per share -
  continuing Operations                         $   (.07)      $   (.77)      $   (.17)      $  (2.34)
Basic and diluted loss per share -
  cumulative effect of change in
  accounting principle                                --             --           (.03)            --
                                                --------       --------       --------       --------
Basic and diluted net loss per share            $   (.07)      $   (.77)      $   (.20)      $  (2.34)
                                                ========       ========       ========       ========
Shares used in computing loss
  per share                                        9,694          7,286          9,685          7,136


            See Notes to Condensed Consolidated Financial Statements

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED MARCH 31, 2001 AND 2000
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                    2001         2000
                                                                  -------       -------
Cash flows from operating activities:
Net cash (used) provided by operating activities                  $   561       $(1,891)
                                                                  -------       -------
Cash flows from investing activities:
  Proceeds from sale of product line                                  285         1,555
  Purchase of equipment                                              (352)         (111)
  Acquisition of software development and in-process
  technologies                                                         --          (131)
  Other                                                                (6)           (4)
                                                                  -------       -------
Net cash provided (used) by investing activities                      (73)        1,309
                                                                  -------       -------
Cash flows from financing activities:
  Credit line repayments                                               --          (820)
  Repayments of term loan                                             (20)         (750)
  Repayment of capital lease obligations                             (149)         (679)
  Proceeds from issuance of common stock                               11            28
                                                                  -------       -------
Net cash (used) provided by financing activities                     (158)       (2,221)
                                                                  -------       -------
Effect of exchange rate changes on cash and cash equivalents           13             8
                                                                  -------       -------
Net increase (decrease) in cash and cash equivalents                  343        (2,795)
Cash and cash equivalents at beginning of period                    1,477         3,681
                                                                  -------       -------
Cash and cash equivalents at end of the period                    $ 1,820       $   886
                                                                  =======       =======
SUPPLEMENTAL DISCLOSURES OF NON-CASH
FINANCING AND INVESTING ACTIVITIES
Conversion of long-term debt to common stock                      $    --       $   500


            See Notes to Condensed Consolidated Financial Statements

           INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    1. BASIS OF PRESENTATION

The interim condensed consolidated financial statements have been prepared from the records of International Microcomputer Software, Inc. and Subsidiaries ("IMSI" or the "Company") without audit. In the opinion of management, all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial position at March 31, 2001 and the results of operations and cash flows for the three and nine months ended March 31, 2001 and 2000, have been made. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in IMSI's Annual Report on Form 10-K for the fiscal year ended June 30, 2000. The results of operations for the three and nine months ended March 31, 2001 and 2000 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

    2. REALIZATION OF ASSETS

The financial statements have been prepared on a basis that contemplates IMSI's continuation as a going concern and the realization of assets and liquidation of liabilities in the ordinary course of business. The Company has an accumulated deficit of $44,815,000 and negative working capital of $19,643,000 at March 31, 2001. In January 2000, IMSI ceased interest and principal payments on all borrowings, debt or other interest bearing obligations, with the exception of monthly interest payments to Union Bank of California on the non-revolving reducing loan. Accordingly, the Company is in default of various covenants of these agreements. Since February 18, 2000, the Company has operated under a standstill agreement with its creditors that continues so long as IMSI demonstrates progress in achieving a debt settlement acceptable to the creditors. On May 4, 2001, IMSI presented a plan to Union Bank of California for paying off its obligation, which was accepted contingent on IMSI attaining forbearance or settlement agreements with its other creditors. The plan requires an initial payment of $500,000, monthly payments of $150,000 beginning May 2001, and quarterly payments of the Company's cash balance in excess of $1,000,000 through December 31, 2001. The Company's financial forecasts for this period reflect the ability to make the required payments out of cash provided by operations. There can be no assurance that IMSI will be successful in achieving the goals set by the repayment plan and attaining agreements with its other creditors. The uncertainty regarding the outcome of these matters raise substantial doubt about IMSI's ability to remain a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Management believes the combination of the last 15 months' actions and initiatives is returning IMSI to profitability. However, IMSI acknowledges that it is very unlikely that the Company can internally generate sufficient funds to resolve its debt obligations in the foreseeable future. The Company's creditors have stated that they will not extend the standstill period indefinitely, and that IMSI must make every effort to resolve the situation.

Therefore, IMSI's continuation as a going concern depends upon the continued forbearance of the creditors or the Company's ability to obtain adequate funds to settle the debt. In March 2001, IMSI received new a proposal from independent investors that included the possible purchase of a majority percentage of IMSI stock conditioned upon an agreement by the Company's creditors to settle debt at a discount. The proposal remains active, but has not been finalized pending an agreed-upon level of capital being raised. Although it has been unsuccessful thus far in raising additional capital, IMSI continues to produce interest in the investment community, and attracts proposals for investment from viable sources. However, it is doubtful that an investment will be consummated within fiscal year 2001.

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

                           March 31, 2001  June 30, 2000
                           --------------  -------------
Raw materials                  $ 202            $ 386
Finished goods                   168              114
                               -----            -----
                                 370              500
Reserves for obsolescence       (260)            (311)
                               -----            -----
Net Inventory                  $ 110            $ 189
                               =====            =====

    5. SEGMENT INFORMATION

IMSI has three reportable operating segments based on sales markets. Two geographic segments generate revenues and incur expenses related to the sale of the Company's PC productivity software. The third segment comprises the revenues and expenses related to ArtToday.com (formerly Zedcor, Inc.) the Company's graphic design Internet subsidiary that was purchased in October 1998. The following table details segment information (in thousands):

Quarter Ended March 31, 2001                  ArtToday.com  North America  Other Foreign  Eliminations    Total
-----------------------------------
   Net Revenues-external                           778         2,269            60            --         3,107
            -internal                               --            --            --            --            --
   Loss before taxes                               (35)         (630)          (39)           --          (704)
   Income tax expense (benefit)                     --           (16)            2            --           (14)
   Loss before accounting change                   (35)         (614)          (41)           --          (690)
   Identifiable assets                           2,324         6,453           205        (1,587)        7,395

Quarter Ended March 31, 2000
-----------------------------------
   Net Revenues-external                           840         1,948           180            --         2,968
            -internal                               --            --            --            --            --
   Income (loss) before taxes                      194        (5,629)         (152)           --        (5,587)
   Income tax expense                               --            --             7            --             7
   Net Income (loss)                               194        (5,629)         (159)           --        (5,594)

Nine Months Ended March 31, 2001
-----------------------------------
   Net Revenues-external                         2,309         6,845           245            --         9,399
            -internal                               --            --            --            --            --
   Income (loss) before taxes                      107        (1,808)          (16)           --        (1,717)
   Income tax benefit                               --           (11)          (10)           --           (21)
   Income (loss) before accounting change          107        (1,797)           (6)           --        (1,696)
   Identifiable assets                           2,324         6,453           205        (1,587)        7,395

Nine Months Ended March 31, 2000
-----------------------------------
   Net Revenues-external                         2,147         8,028         4,709            --        14,884
            -internal                               --           712            --          (712)           --
   Income (loss) before taxes                      (24)      (16,191)           61            --       (16,154)
   Income tax expense                               --           503            19            --           522
   Net Income (loss)                               (24)      (16,694)           42            --       (16,676)

    6. BASIC AND DILUTED EARNINGS PER SHARE

The weighted average numbers of shares outstanding (denominator) used to calculate basic earnings per share are reconciled to the numbers of shares used in calculating diluted earnings per share as follows:

                                         Three Months Ended March 31,          Nine Months Ended March 31,
                                         ----------------------------          ---------------------------
                                           2001               2000               2001               2000
                                           ----               ----               ----               ----
Shares used to compute basic EPS         9,693,892          7,286,000          9,684,590          7,136,000
Add effect of dilutive securities:
  Convertible Note                         241,964          2,250,000            241,964          2,250,000
  Warrants                               1,124,291            298,000          1,124,291            298,000
  Stock options                          2,142,855          2,237,000          2,142,855          2,237,000
                                        ----------         ----------         ----------         ----------
Shares used to compute diluted EPS      13,203,002(1)      12,071,000(1)      13,193,700(1)      11,921,000(1)
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

                                  Three Months Ended March 31,  Nine Months Ended March 31,
                                  ----------------------------  ---------------------------
                                     2001             2000         2001             2000
                                  ----------       -----------  ----------       ----------
Net Loss                            $   (690)      $ (5,594)      $ (1,981)      $(16,676)
Other comprehensive gain:
  Foreign currency translation
  adjustments                             10              2             13             12
                                    --------       --------       --------       --------
Total comprehensive loss            $   (680)      $ (5,592)      $ (1,968)      $(16,664)
                                    ========       ========       ========       ========

    8. CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

In the second quarter of fiscal 2001, the Company adopted the provisions of Emerging Issues Task Force Issue 00-27 ("EITF 00-27") "Application of EITF Issue 98-5, `Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,' to Certain Convertible Instruments."" EITF 00-27 is effective for transactions with a commitment date of November 16, 2000 forward, except for the provisions relative to embedded conversion features of certain instruments that are effective for any such instruments issued since May 20, 1999. EITF 00-27 requires companies to measure the beneficial conversion feature using an effective conversion price. Consequently, the conversion option embedded in a convertible instrument issued with a detachable instrument, such as a warrant, may have intrinsic value even if the conversion option is at-the-money or out-of-money at the commitment date. In May 1999, IMSI issued a convertible debt instrument to BayStar Capital that included an embedded beneficial conversion feature as determined under EITF 00-27. The result of applying EITF 00-27 to this instrument resulted in the reporting of a cumulative effect of change in accounting principle in the amount of $285,000 in the quarter ended December 31, 2000.

    9. CONTINGENCIES

During the quarter ended December 31, 2000, Imageline, Inc. alleged that during the past year IMSI had committed additional infringements of Imageline's copyrights. Imageline has neither taken any formal legal action to date with respect to these allegations, nor has it set out with specificity the exact nature of these alleged infringements. IMSI believes that these additional claims are without merit, and if Imageline institutes legal action with respect to them, intends to vigorously defend against them.

During the quarter ended March 31, 2001, the Company continued to have extensive communications with Imageline in an attempt to reach an equitable settlement with respect to all issues between the companies, but no final settlement has been agreed to. Imageline, Inc. has refused to agree to a postponement of the time within which IMSI had to file an appeal in the 9th Circuit Court of Appeals of a decision by a Northern District of California Court, which affirmed the original arbitration award. As a result, on April 16th, IMSI filed an opening brief seeking to overturn the District Court decision.

In March 2001 the Company filed a complaint for unspecified damages for breach of contract and indemnity against Xoom.com Inc., a Delaware Corporation, NBC Internet Inc., a Delaware Corporation, and various unnamed parties to recover damages resulting from the adverse Imageline arbitration ruling. The complaint alleges that Xoom breached its license agreement with ArtToday.com, by: a) providing ArtToday.com with a clip-art collection for which it did not have the necessary rights, title, and interest; b) providing ArtToday.com with a clip-art collections that was not free from claims of intellectual property rights of others; and c) failing to defend, indemnify, and hold the Company harmless from claims, losses, damages, costs, and expenses which arose out of the clip art collection supplied by the defendants. The complaint further alleges that the liability of the Company to Imageline resulted from the active omissions and fault of the defendants and as such, the defendants are obligated to indemnify for all losses sustained by the Company.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the consolidated financial statements and the notes thereto and in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in IMSI's Fiscal 2000 Form 10-K. This quarterly report on Form 10-Q, and in particular this "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain forward-looking statements regarding future events or the future performance of IMSI that involve certain risks and uncertainties. Statements such as "anticipates", "foresees", "expects", "will", "it is hoped", and other similar words and phrases indicate forward-looking statements. Actual events or the actual future results of IMSI may differ materially from any such forward-looking statements. IMSI assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. This analysis is not intended to serve as a basis for projection of future events

    BACKGROUND OF FINANCIAL POSITION

In June 1999 IMSI announced a restructuring plan that was intended to end the large losses and restore profitable operations. This plan included the outsourcing of operations, consolidation of facilities, reduction of personnel and the divestiture of non-core products. In January 2000, IMSI announced it was taking more drastic actions to resolve the Company's very serious financial problems. During fiscal 2000, IMSI accomplished the announced changes to reduce costs. The

Company was successful in selling products from non-core product lines to generate cash. In August 1999, IMSI sold the rights to the Easy Language product line for $1,700,000, and, in March 2000, the Company sold the rights to People Scheduler for $55,000. In March 2000, IMSI executed republishing agreements with firms in Europe and the United States to manufacture and sell IMSI products. As part of these agreements, IMSI received $300,000 in guarantees, which the Company is recognizing over the term of the agreements. These efforts have helped to stabilize the Company's situation and result in a cash balance of $1,820,000 at March 31, 2001.

Internet presence has been a key component of IMSI's business strategy since restructuring. The Company maintains brand name recognition, evidenced by more than 50% of visitors to the IMSI web site arriving as a result of a keyword search by company name during the quarter ended March 31, 2001. Additionally, approximately half of all visitors to the TurboCAD.com website located it utilizing a keyword search by the product name. Unique visitors to the combined sites of IMSI have increased approximately 25% since September 1, 2000, and total monthly visits have increased approximately 160% during the same time period. IMSI's wholly owned subsidiary, ArtToday.com, continues to achieve a very high level of unique visitors each month, and registered its two-millionth customer in March 2001.

TurboCAD Version 7, released in November 2000, continued to provide the largest segment of IMSI's product revenues, contributing approximately $790,000 in sales for the quarter ended March 31, 2001. Following the success of TurboCAD version 7.0, the Company launched its latest version of FloorPlan in March 2001. IMSI continues to develop its products with Internet integration, and believes that the technology in TurboCAD, in concert with Design.net and FloorPlan, will provide the foundation for continued expansion in the precision design segment.

During the last month of the quarter ended March 31, 2001, IMSI announced the addition of two new sales divisions: education and government. These divisions will focus on expanding IMSI's retail sales, providing an increased user base and brand loyalty among students and government agencies. The Company has had a better than expected response to its marketing efforts, and foresees higher average orders through site licensing into these markets.

    RESULTS OF OPERATIONS

IMSI reported a net loss of $690,000 or ($0.07) per share for the quarter ended March 31, 2001 and a net loss of $1,981,000 or ($0.20) for the nine months ended March 31, 2001. This compares to a net loss of $5,594,000 or ($0.77) per share for the quarter ended March 31, 2000 and a net loss of $16,676,000 or ($2.34) per share for the nine months ended March 31, 2000. The Company reported an operating loss of $126,000 and $145,000 for the three and nine months ended March 31, 2001, respectively. This compares to an operating loss of $1,490,000 and $9,372,000 for the three and nine months ended March 31, 2000.

    NET REVENUES

Despite IMSI's financial problems, the Company achieved a sales increase of 5% for the quarter ended March 31, 2001 as compared to the same period in the prior fiscal year. This increase is due primarily to strong sales of TurboCAD version 7, which was released in November 2000, and the release of OrgPlus version 3.5 in the beginning of March 2001.

Net revenues for the three-month and nine-month periods ended March 31, 2001 were $3,107,000 and $9,399,000, respectively. This compares to net revenues of $2,968,000 and $14,883,000 for the same periods in the previous fiscal year. This change represents an increase in net revenues of approximately 5% for the three-month period, and a decrease of approximately 37% for the nine-month period. The decrease in sales was due to the Company's major change in strategy, which was announced in January 2000. Management made the strategic decision to exit the retail software business, liquidate the Company's European and South African subsidiaries, and consolidate domestic operations to reduce operating losses and focus on Internet strategy. IMSI terminated all existing distributor agreements and immediately ceased to support the retail business. As a result, sales of all products decreased.

The following table summarizes product revenues in absolute dollars and as a percentage of total net revenues for each of IMSI's principal product categories for the periods indicated (dollars in thousands):

                                    THREE MONTHS ENDED MARCH 31,                         NINE MONTHS ENDED MARCH 31,
                           ------------------------------------------------    ----------------------------------------------
                                    2001                       2000                     2001                       2000
                           ------------------------------------------------    ----------------------------------------------
                                $           %             $            %           $            %             $           %
                           ------------------------------------------------    ----------------------------------------------
PRECISION DESIGN           $  1,306        42%       $    592         20%      $  3,594        38%       $  4,703       32%
GRAPHIC DESIGN                1,082        35%          1,223         41%         3,658        39%          5,757       39%
BUSINESS APPLICATION            582        19%            471         16%         1,418        15%          4,265       29%
UTILITIES                        33         1%            548         18%           894        10%          3,033       20%
OTHER PRODUCTS                  152         5%             85          3%           217         2%            984        7%
PROVISION FOR RETURNS
  AND REBATES NOT YET
  RECEIVED                 $    (48)       (2%)      $     48          2%      $   (382)       (4%)      $ (3,857)     (26%)
                           ------------------------------------------------    ---------------------------------------------
NET REVENUES               $  3,107       100%       $  2,968        100%      $  9,399       100%       $ 14,884      100%
                           ================================================    =============================================

Product category revenues are shown gross of sales reserves recorded in the respective periods for returns, price discounts and rebates. Sales reserves are based on estimates of future activity and by their nature are subject to certain risks and uncertainties, which could cause actual results to differ materially from estimates.

Revenues in the precision design category increased by $714,000, or 121%, to $1,306,000 for the three-month period ended March 31, 2001, compared to the same period in fiscal year 2000. For the nine-month period ended March 31, 2001, precision design sales declined by $1,109,000, or 24%, to $3,594,000 compared to the same period in fiscal year 2000. The increase of the three month period ended March 31, 2001 compared to the same period in the prior fiscal year was due to continued strong sales of TurboCAD, and the sales momentum generated by the recent upgrade launch in November 2000. To achieve these increases IMSI utilizes direct marketing. The Company expects that its direct marketing efforts will attract new users, continue to maintain brand loyalty, and provide strong upgrade sales to its existing users. The decline in sales for the nine months ended March 31, 2001 as compared to the same period for the prior year is due to IMSI's decision to exit the retail market and utilize direct marketing and republishing in January 2000.

For the three and nine-month periods ended March 31, 2001, revenue in the graphic design category decreased by $141,000 or 12% and $2,099,000 or 36% respectively from the comparable periods in fiscal year 2000. The decline in this category is due to decreased revenues from IMSI's primary product within this category, MasterClips, in line with the Company's restructuring decision to focus on core precision design products. IMSI now distributes its royalty-free Masterclips images through a licensing agreement with Vivendi (formerly Havas Interactive). Under the terms of this agreement, Vivendi has rights to manufacture, sell, and distribute MasterClips exclusively in a worldwide territory excluding Japan, and pays a percentage of its revenue to IMSI. Vivendi has and continues to make advance cash payments to the Company that are recouped against the percentage of revenues due IMSI, as sales are realized.

On January 14, 2000, an arbitration ruling against IMSI pertaining to a dispute with Imageline, Inc required IMSI to discontinue manufacturing and distributing all Masterclips products containing Imageline, Inc images. This arbitration ruling, combined with a continuing increase in competitive product offerings and discount pricing in the visual content market, contributed to the falloff in MasterClips sales. Revenues from IMSI's wholly owned subsidiary, ArtToday.com are included in this category. Because ArtToday.com's revenues are based on subscriptions, these amounts are initially deferred and then amortized over the subscription period, generally 12 months. ArtToday.com contributed to sales with $778,000 in net revenue during the quarter ended March 31, 2001 and $2,309,000 over the nine-month period ended March 31, 2001 as compared to $840,000 and $2,147,000 during the same periods of the previous fiscal year.

Revenues in the business applications category increased by $111,000 or 24% and decreased by $2,847,000 or 67% respectively in the three-month and nine-month periods ended March 31, 2001 as compared to the same periods in fiscal year 2000. Sales of Flow!, FormTool, MasterPublisher, OrgPlus, Hijaak and TurboProject contribute to this category. Maplinx was included in this category in previous quarters; however, IMSI no longer sells this product. During the fiscal quarter ended March 31, 2001, approximately 60% of revenues in this category are attributable to OrgPlus, which IMSI continues to sell and develop through an agreement with Human Concepts. This agreement allows IMSI to purchase finished goods from Human Concepts at a substantial discount as a distributor. IMSI also receives royalties from Human Concepts on all sales of OrgPlus, including the sales from Human Concepts to IMSI. Human Concepts is owned in its entirety by Mr. Martin Sacks, a former officer and board member of IMSI. At the present time, Mr. Sacks owns 320,925 of the outstanding shares of IMSI. The Company has liabilities on its balance sheet at March 31, 2001 payable to Martin Sacks under a severance agreement that has not been signed by Mr. Sacks. In March 2001 version 3.5 of OrgPlus was released, and generated close to $125,000 of gross sales revenue for the month, which represented approximately 21% of the revenues in this category for the quarter. For the three-months ended March 31, 2001 approximately 22% of the revenues in this category were derived from sales of Hijaak.

As outlined in IMSI's restructuring plan, the Company is no longer focusing its marketing efforts on non-core products, which make up 4 of the 6 total products in this category. However, IMSI plans to continue develop and support OrgPlus and Hijaak, which maintain strong sales for this category.

For the three month period ended March 31, 2001, revenues in the utilities category decreased by $515,000 or 94% as compared to the same period in fiscal 2000. For the nine-month period ended March 31, 2001, revenues in this category decreased by $2,139,000 or 71% when compared to the same period ended March 31, 2000. This substantial decrease for the nine-months period is mainly due to the discontinuance of Year 2000 Now, which was not a relevant product to consumers subsequent to December 1999. Other products in this category are non-core, for which IMSI has discontinued sales and development. Recognition of deferred revenues from UpdateNow was the only source of revenue for this category in Fiscal Year 2001. The deferred revenues recognized from past sales of this product continue to decrease and will be completely recognized by July 31, 2001.

Revenues in the other category increased by $67,000, or 79% and decreased by $767,000 or 78% respectively for the three-month and nine-month periods ended March 31, 2001 as compared to the same period in fiscal year 2000. Rental of IMSI's customer lists provided the majority of revenue for this category. Companies that are not competitors of IMSI rent these lists for specific mailing and ESD advertising campaigns. Third-party administrators manage the campaigns and bar any direct access to the customer lists by rentees.

The continuing trend of intense price competition also adversely affected sales in most product categories. This trend had particular impact in consumer-oriented software products such as FloorPlan and the Utilities products.

Low barriers to entry, intense price competition, and continuing business consolidations characterize the consumer software industry. Any one of these factors may adversely affect revenues in the future. IMSI management believes that its decision to reduce its reliance on the retail market has provided insulation from unfavorable retail conditions, including erosion of margins from competitive marketing and high rates of product returns. The Company continues to be cognizant of competitive forces, and believes that its focus on Internet design solutions will provide a solid foundation for future growth.

IMSI currently serves the domestic retail and international markets using republishing agreements. These agreements may include such features as advance and minimum guaranteed monthly payments against which royalties are recouped, exclusive sales territories, and an agreement by IMSI to continue development and localization for each product into the future.

To that extent, the Company granted to ValuSoft the exclusive rights to reproduce and distribute its products in North America in exchange for royalty payments based on net sales of these products. The agreement also provides for minimum guaranteed royalty payments. Internationally, IMSI executed similar exclusive republishing agreements. The Company granted the exclusive rights to manufacture and distribute its products to ABSoft in France and French speaking countries; MicroBasic in Germany, Austria and Switzerland; and MediaGold in all other European countries, the Middle East and Africa. All of these international republishing agreements call for royalty payments based on net sales with minimum guaranteed payments.

IMSI alleges that MicroBasic, its German republisher, is in default under the terms of the republishing agreement dated March 3, 2000, for failure to make minimum royalty payments. MicroBasic notified IMSI on March 27, 2001 that it was terminating the agreement and ceasing distribution of IMSI's products, and would not fulfill its minimum payment obligations. It also stated that no legal action will be sought against the Company for damages, but future liabilities from retail returns will be the responsibility of IMSI. The Company may take legal action against MicroBasic to recover guaranteed payments. Alternative distribution partnerships for the German, Austrian, and Swiss markets will be aggressively pursued in the future.

Revenues from domestic sales increased slightly to $2,799,000, or 89% of revenues, for the three month period ended March 31, 2001, from $2,788,000 or 94% of revenues, for the comparable period in the previous fiscal year.

Revenues from international sales increased by $176,000, or 198% and were $356,000, or 11% of net revenues for the three-month period ended March 31, 2001, compared to $180,000, or 6% of net revenues for the three months ended March 31, 2000.

IMSI's international revenues in the three-month period ended March 31, 2001 were comprised of revenues from the Australian subsidiary, royalties received from the international publishers, and sales to international customers. The increase in the international revenues is due to IMSI's efforts to rebuild its international sales after last fiscal year's shift in the revenue mix which was the result of the Company's decision in January 2000 to close down its European and South African subsidiaries. The liquidation of these subsidiaries resulted in a loss of $2,023,000 from the write-off of the inter-company receivables and investments in subsidiaries that the Company believes are not recoverable. This loss was reflected in the Company's fiscal 2000 financial results.

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

    PRODUCT COSTS

For the three months ended March 31, 2001, product costs decreased by $575,000 to $720,000 as compared to the same period in 2000. As a percentage of revenue, product costs decreased from 44% to 23%, when compared to the same period in the previous fiscal year. For the nine months ended March 31, 2001 product costs decreased by $7,039,000 from $9,560,000 or 64% of net revenues to $2,521,000 or 27% of net revenues.

Product costs include the costs of CD-ROM duplication, printing of manuals, packaging and fulfillment, freight-in, license fees, royalties that IMSI pays to third parties based on sales of software, and amortization of capitalized software acquisition and development costs. Costs associated with the return of products, such as refurbishment and the write down in value of returned goods are also included in product costs. The decrease in product costs in absolute dollars and as a percentage of net revenues in the three-month and nine-month periods ended March 31, 2001 was the result of the Company's change in strategy with regard to the distribution channels. Direct costs associated with materials, labor and warehousing were substantially reduced since IMSI has shifted the manufacturing and distribution of a material portion of its sales to republishers.

IMSI amortizes capitalized software development costs and license fees on a product-by-product basis. The amortization for each product is the greater of the amount computed using (a) the ratio of current gross revenues to the total of current and anticipated future gross revenues for the product or (b) the economic life of such product. Generally, capitalized software development costs are amortized over a maximum of 18 to 36 months, and license fees are amortized over a maximum of 36 months. For the nine-month period ended March 31, 2001, amortization of non-advanced fees and amortization of capitalized software were $547,000 and $459,000 respectively.

    SALES AND MARKETING

Sales and marketing expenses for the three months ended March 31, 2001 increased by $51,000 or 7% to $800,000 as compared to the same period in the previous fiscal year. Sales and marketing expenses for the nine months ending March 31, 2001 decreased by $3,063,000 or 61% to $1,971,000 as compared to the same period in the previous fiscal year. As a percentage of net revenues, sales and marketing expenses for the three and nine month periods ending March 31, 2001, were 26% and 21%, respectively, as compared with 26% and 34%, respectively, for the previous fiscal year. Sales and marketing expenses consist primarily of salaries and benefits of sales and marketing personnel, commissions, printing and direct mail expenses. The slight increase in sales and marketing expenses for the fiscal quarter just ended as compared to the same quarter of the previous year was attributable to the increased direct marketing expenses necessary to support the increased level of direct sales achieved during this fiscal quarter as compared to the three-months ended March 31, 2000. IMSI's exit from the retail business explains the large savings on sales and marketing expenses incurred during the nine-month period ended March 31, 2001 as compared to the same period of the previous fiscal year. The decrease in dollar and percentage amounts is particularly due to a reduction in marketing expenses.

    GENERAL AND ADMINISTRATIVE

General and administrative expenses for the three and nine month periods ending March 31, 2001 decreased by $786,000 or 43% to $1,047,000 and $3,697,000 or 55%
to $3,029,000, respectively, as compared to the same periods in the previous fiscal year. As a percentage of net revenues, general and administrative expenses for the three and nine-month periods ended March 31, 2001, were 34% and 32%, respectively. This compares to 62% and 45%, respectively, for the previous fiscal year.

IMSI's general and administrative expenses consist primarily of the salaries and benefits for employees in the legal, finance, accounting, human resources, information systems and executive departments and fees to IMSI's legal and professional advisors. Other amounts, such as rent and utilities, are allocated based on the proportion of each department's payroll to gross company payroll. The decrease in general and administrative expenses reflects IMSI's continuous efforts to reduce expenses and improve profitability. These expenses were substantially reduced during fiscal year 2000 when the Company consolidated its operations in a downsizing effort that included employee layoffs and facility closure in February 2000.

    RESEARCH AND DEVELOPMENT

Research and development expenses for the three months ended March 31, 2001 decreased $241,000, or 27%, to $666,000; and, for the nine months ending March 31, 2001, decreased $1,376,000 or 40% to $2,023,000 when compared with the same period in the previous fiscal year. As a percentage of net revenues, research and development expenses for the three and nine-month periods ending March 31, 2001, were 21% and 22%, respectively, as compared with 31% and 23%, respectively, for the previous fiscal year.

IMSI's research and development expenses consist primarily of salaries and benefits for research and development employees and payments to independent contractors mainly the product development team in Russia. The decrease in absolute dollar amounts spent on research and development reflects cost containment efforts related to the decrease in the number of products under development as part of the streamlining of IMSI's product offerings. The steady ratio of research and development expenses as a percentage of net revenues over the nine-month periods ended March 31, 2000 and March 31, 2001 reflects the Company's commitment to invest in research and development for its core products, for its Internet subsidiary, ArtToday.com, and its new internet division Design.net.

    OTHER EXPENSE, NET

Other expense, net, which consists of interest expense on short and long-term borrowings, financing penalties, and net gains or losses on foreign currency transactions, increased from $286,000 to $572,000 for the three month period ended March 31, 2001 as compared to the same period of the previous fiscal year. This increase is the result of additional penalties and interest the Company accrued for as the result of the defaults of the BayStar and Silicon Valley Bank obligations. For the nine-months ended March 31, 2001, other expense, net, decreased from $1,810,000 to $1,661,000 from the previous fiscal year. Other expense, net for the quarter ending March 31, 2001 includes $135,000 in penalties owed to Bay Star related to registration requirements in the share purchase agreements, $39,000 statutory interest to Imageline, Inc. relating to the arbitration ruling and $342,000 of interest on short term borrowing to Union Bank of California, Silicon Valley Bank and BayStar Capital and $13,000 of lease-related interest.

    PROVISION FOR INCOME TAXES

IMSI has not recorded any tax benefit for its domestic tax losses because of the uncertainty of realization. The Company adheres to Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

    LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2001, IMSI had $1,820,000 in cash and cash equivalents, an increase of $343,000 from the cash and cash equivalents balance of $1,477,000 at June 30, 2000. Working capital declined by $644,000 from a negative $18,999,000 at June 30, 2000 to a negative $19,643,000 at March 31, 2001.

Despite the Company's loss from continuing operations of $1,981,000 for the nine months ending March 31, 2001, operating activities generated net cash of $561,000 during this period. The largest single item attributable to this difference is the increase in accrued liabilities, predominantly unpaid interest and penalties of $1,090,000. These penalties and interest are derived from IMSI's notes payable to Union Bank of California, Silicon Valley Bank, and Baystar, as well as the award against IMSI in the Imageline arbitration. IMSI continues to pay only interest on its former Non-Revolving Line of Credit with Union Bank without significant reduction in principal amounts.

Depreciation and amortization expense of $1,247,000, in conjunction with a $631,000 decrease in prepaid royalties contributed the largest amount to the remaining difference between cash provided by operations and the net loss for the nine months. These amounts were partially offset by the recognition of deferred revenues during the nine months of $1,174,000.

IMSI's investing activities during the nine months ended March 31, 2001 consumed $73,000 of cash. The $285,000 of cash generated by the sale of domain names and products was offset by $352,000 of capital expenditures, primarily by ArtToday.com. These expenditures were made to purchase computers and related equipment and to complete leasehold improvements at the new offices of ArtToday.com. The Company expects that this investment in resources will support the anticipated growth of ArtToday.com.

The Company's financing activities used net cash of $159,000 during the nine-month period ended March 31, 2001. The majority of cash expended in this category relates to payments for capital lease obligations. IMSI also paid down the bank's non-revolving reducing loan (the former credit line) by $20,000.

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

The financial statements have been prepared on a basis that contemplates IMSI's continuation as a going concern and the realization of the Company's assets and liquidation of IMSI's liabilities in the ordinary course of business. The Company had an accumulated deficit of $44.8 million at March 31, 2001. IMSI is also in default of various loan covenants. These matters, among others, raise substantial doubt about IMSI's ability to remain a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty. IMSI's continued existence is dependent on its ability to obtain additional financing sufficient to allow it to meet its obligations as they become due and to achieve profitable operations. See Note 2 to the condensed consolidated financial statements, "Realization of Assets."

IMSI will require additional working capital to meet its ongoing operating expenses, to continue its technological development, to develop new products, and to conduct other activities. Historically, IMSI has financed its working capital and capital expenditure requirements primarily from retained earnings, short-term and long-term bank borrowings, capitalized leases and sales of common stock. During fiscal year 2000, IMSI relied primarily on the collection of receivables and sales of non-core product lines to fund operations. During fiscal year 2001, the Company has generated all cash necessary for daily operations and interest payments on its senior debt, but inadequate to substantially reduce past obligations. A more aggressive cost containment plan beginning in May 2001 should provide funds for senior debt repayment. The major elements of the plan include reductions of 20-45% in executive compensation, salary reductions for non-executive employees of up to 10%, and significant curbing of consulting expenses.

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

IMSI had no material commitments for capital expenditures as of March 31, 2001.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

During the quarter ended December 31, 2000, Imageline, Inc. alleged that during the past year IMSI had committed additional infringements of Imageline's copyrights. Imageline has neither taken any formal legal action to date with respect to these allegations, nor has it set out with specificity the exact nature of these alleged infringements. IMSI believes that these additional claims are without merit, and if Imageline institutes legal action with respect to them, intends to vigorously defend against them.

During the quarter ended March 31, 2001, the Company continued to have extensive communications with Imageline in an attempt to reach an equitable settlement with respect to all issues between the companies, but no final settlement has been agreed to. Imageline, Inc. has refused to agree to a postponement of the time within which IMSI had to file an appeal in the 9th Circuit Court of Appeals of a decision by a Northern District of California Court, which affirmed the original arbitration award. As a result, on April 16th, IMSI filed an opening brief seeking to overturn the District Court decision.

In March 2001 the Company filed a complaint for unspecified damages for breach of contract and indemnity against Xoom.com Inc., a Delaware Corporation, NBC Internet Inc., a Delaware Corporation, and various unnamed parties to recover damages resulting from the adverse Imageline arbitration ruling. The complaint alleges that Xoom breached its license agreement with ArtToday.com, by: a) providing ArtToday.com with a clip-art collection for which it did not have the necessary rights, title, and interest; b) providing ArtToday.com with a clip-art collections that was not free from claims of intellectual property rights of others; and c) failing to defend, indemnify, and hold the Company harmless from claims, losses, damages, costs, and expenses which arose out of the clip art collection supplied by the defendants. The complaint further alleges that the liability of the Company to Imageline resulted from the active omissions and fault of the defendants and as such, the defendants are obligated to indemnify for all losses sustained by the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

IMSI is in default of the Company's non-revolving reducing loan to Union Bank of California, the three year subordinated loan facility with Silicon Valley Bank and the subordinated note with BayStar Capital L.P. See Note 4 to the consolidated financial statements, in the Fiscal 2000 form 10-K. As of March 31, 2001, the principle amounts outstanding on these securities were: Union Bank of California, $4,580,000; Silicon Valley Bank, $2,500,000; and Baystar Capital, $4,500,000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not Applicable

ITEM 5. OTHER INFORMATION

No information pursuant to Item 5 for the quarter ended March 31, 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

No report on Form 8-K was filed during the quarter ended March 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 14, 2001    INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.



                                       By:   /s/  GEOFFREY KOBLICK
                                          --------------------------------------
                                           Geoffrey Koblick
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

                                       By: /s/ JEFFREY MORGAN
                                          --------------------------------------
                                           Jeffrey Morgan
                                           Chief Financial Officer
                                           (Principal Accounting Officer)