Form 10-K
period 2001-06-30
INTERNATIONAL MICROCOMPUTER SOFTWARE INC /CA/
filed 2001-10-15
CIK 814929

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2001

                                       or

( ) Transition report pursuant to Section 13 or 15(d) of the Exchange Act of 1934 for the Transition Period from _____ to _____

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

                                 Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock of the registrant by non-affiliates of the registrant as of October 9, 2001 was approximately $2,532,021

As of October 9, 2001, 9,738,542 Shares of Registrant's common stock, no par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                             FORM 10-K ANNUAL REPORT
                        FOR THE YEAR ENDED JUNE 30, 2001

                               TABLE OF CONTENTS

PART I

         Item 1.           Business                                                                                     3

         Item 2.           Properties and Facilities                                                                    13

         Item 3.           Legal Proceedings                                                                            13

         Item 4.           Submission of Matters to a Vote of Security Holders                                          14

PART II

         Item 5.           Market for the Registrant's Common Equity and Related Stockholder Matters                    14

         Item 6.           Selected Financial Data                                                                      15

         Item 7.           Management's Discussion and Analysis of Financial Condition and Results of Operations        16

         Item 7a.          Quantitative and Qualitative Disclosures about Market Risk                                   42

         Item 8.           Financial Statements and Supplementary Data                                                  42

         Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure         42

PART III

         Item 10.          Directors and Executive Officers of the Registrant                                           42

         Item 11.          Executive Compensation                                                                       46

         Item 12.          Security Ownership of Certain Beneficial Owners and Management                               48

         Item 13.          Certain Relationships and Related Transactions                                               49

PART IV

         Item 14.          Exhibits, Financial Statements, Schedules, and Reports on Form 8-K                           50

         Signatures                                                                                                     79

         Exhibit
Index                                                                                                                   82

                                     PART I

FORWARD-LOOKING INFORMATION

This Annual Report of International Microcomputer Software, Inc ("IMSI") on Form 10-K contains forward-looking statements, particularly those identified with the words, "anticipates," "believes," "expects," "plans," and similar expressions. These statements reflect management's best judgment based on factors known to them at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," generally, and specifically therein under the captions "Liquidity and Capital Resources" and "Future Performance and Additional Risk Factors" as well as elsewhere in this Annual Report on Form 10-K. Actual events or results may differ materially from those discussed herein. The reader should carefully consider the risk factors discussed under "Future Performance and Additional Risk Factors," among others, in evaluating the Company's prospects and future financial performance.

ITEM 1. BUSINESS

GENERAL

IMSI was incorporated in California in November 1982. IMSI's objective was to develop and publish PC software such as graphics and precision drawing. Over the next 16 years, IMSI became a leading developer and publisher of productivity software in the precision design, graphic design, and other related business applications. By the end of 1998, IMSI marketed and distributed its products worldwide primarily through the retail channel. The Company's corporate headquarters were in San Rafael, California, and the Company also maintained subsidiary and branch offices in the United Kingdom, Germany, Australia, South Africa, France, Sweden, and Canada.

In 1998 IMSI formulated a new strategy to transition from sales of boxed product through the retail channel to Internet sales and to migrate the Company's core products and content in the design and graphics categories to the Internet. Since 1998, IMSI has accomplished a major restructuring and refined the Company's strategy to focus on the Company's core capabilities in the design and graphics and content software categories. The Company signed an agreement and plan of merger dated August 31, 2001 with Digital Creative Development Corporation, a Utah corporation publicly traded on the Nasdaq OTC Bulletin Board (Nasdaq OTC/BB: DCDC) (hereinafter "DCDC"). The merger with DCDC will not significantly affect the Company's fundamental strategy, other than to add management and financial resources to those of IMSI to help implement that strategy.

Today, IMSI's corporate headquarters are in Novato, California and the Company maintains a branch office in Australia. The offices of the Company's wholly owned subsidiary, ArtToday.com, are in Tucson, Arizona.

BACKGROUND

From its inception, IMSI has pursued the objective of developing and publishing PC graphics and design software. In the early years IMSI used primarily direct marketing programs to sell the Company's products. This was consistent with the nature of the industry and appropriate to the Company's customers, which were primarily professionals and small to medium-sized businesses in categories under-served by major software vendors.

In July 1987 IMSI completed an initial public offering, raising net proceeds of approximately $2,600,000. The Company utilized the proceeds in part to expand its efforts to create product franchises by developing, licensing or acquiring products in categories where it believed it could capture market share with better technology, lower prices, or a more extensive distribution network. In August 1988 the Company acquired Milan Systems America, Inc. and the rights to the TurboCAD computer-aided-design software. In September 1995 IMSI acquired the rights to the FloorPlan 3D home design software from Forte/ComputerEasy International, Inc. On September 30, 1997, the Company acquired from Corel the rights to the established graphics software products, Corel Flow, Corel

Family Tree, Lumiere, and four in-process technologies, CorelCAD, Click and Create, VisualCADD and Corel Personal Architect in the CAD, diagramming and consumer categories.

During this period of expansion, IMSI began to diversify its marketing and selling activities. In 1992, IMSI began to pursue sales in the retail channel. The Company continued to employ direct marketing techniques to sell the Company's products to direct consumers. In addition, IMSI began to utilize sales representative firms to expand the retail distribution of its products.

In 1995 IMSI established the objective of becoming a leader in the rapidly consolidating software market by building an extensive network of domestic and international distribution. Over the next three years, IMSI achieved significant success. IMSI's best-known product families included TurboCAD and FloorPlan in the precision design category, MasterClips, in the graphic design category, and Org Plus and FormTool in the business applications category. IMSI was selling its products in 10 languages in more than 40 countries, primarily through large distributors in the retail channel. In addition, the Company sold directly to the corporate, education and government markets as well as to other consumers through strategic partners, direct mail and email.

In 1998 IMSI formulated a strategy that focused on two objectives, both related to the Internet:

        - Transition from sales of boxed product through the retail channel, to Internet sales

        - Migrate the Company's core products and content in the design and graphics categories to the Internet

This strategy was in response to the rapidly changing environment in the software development and publishing business and the very significant perceived potential in the Internet business. Increased competition, the growing dominance of companies much larger than IMSI, and the need to grant large rebates, allowances and return privileges to retain major customers' business caused very significant reductions in IMSI's net sales and in gross profit margins. By moving to an Internet sales strategy, IMSI believed it could reduce costs, eliminate the problems associated with selling through large resellers and offer customers lower prices. In October 1998 IMSI acquired all of the outstanding stock of Zedcor, Inc., an Internet provider of art and visual content and owner of the website, ArtToday.com. In November 1999 Zedcor Inc. changed its name to ArtToday.com.

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

        -       Outsource manufacturing and warehouse operations

        -       Consolidate facilities

        -       Reduce personnel

        -       Divest non-core products and focus on high margin product lines

In addition, IMSI launched efforts to sell ArtToday.com to generate cash to fund operations. While selling ArtToday.com was not consistent with the 1998 strategic plan, the need to generate cash was paramount.

During the next six months, the Company's operating results and financial condition deteriorated. The traditional network of domestic and international retail relationships, which continued to be IMSI's primary source of revenues, was generating poor results compared to prior years. In addition, the costs of selling to large distributors, which included product returns, price protection, rebates and coop advertising, were increasing. Then, in January 2000, an arbitrator awarded Imageline, Inc. $2.6 million against IMSI for intellectual property violations and attorneys' fees. This award caused the cancellation of a substantial offer to purchase ArtToday.com. These events forced IMSI to take even more drastic measures to reduce costs and conserve cash. On January 28, 2000, IMSI announced that it was exiting the retail software business, closing its European, Canadian and South African offices, and liquidating those subsidiaries and branch operations.

In February 2000 the Board of Directors and the President and CEO resigned. A new Board of Directors and management team came in and initiated efforts to stabilize operations, re-establish profitability and positive cash flow.

Within two months of the new management taking the helm, IMSI stabilized operations, reduced the rate of operating losses and improved the Company's cash position. To re-establish sales, IMSI focused on building relationships with online resellers and distributors. Also, IMSI executed a number of licensing and re-publishing agreements to re-establish a presence in the traditional retail sales channel, but without the product return, price rebate and coop-advertising problems of selling directly to major resellers. In addition, IMSI initiated programs to build an Internet based revenue stream from the Company's visual content website, ArtToday.com, and the new precision design websites, FloorPlan.com and Turbocad.com. IMSI generated an operating profit of $1.4 million for the quarter ended June 30, 2000, which compares to an operating loss for the previous quarter of $1.5 million. Of greater importance, during the quarter ending June 30, 2000, IMSI's cash balance increased by $0.6 million to $1.5 million.

Since February 2000 when new management stepped in, the Company has been attempting to restructure its debt in combination with new investment into the Company.

The new management immediately entered into discussions with creditors. On February 18, 2000, under the guidance of CMA Business Credit Services, IMSI held a formally noticed general meeting of the Company's unsecured creditors. At this meeting, the creditors elected a committee to represent their interests. The committee agreed to grant IMSI a standstill period to prepare and present a plan to the creditors for paying off its debts. In December 2000 the creditor's committee and substantially all creditors agreed to accept payment of $0.10 on the dollar to resolve outstanding debts prior to February 2000. The Company's secured lenders agreed to forbear from taking action against the Company to enforce the collection of secured notes as long as IMSI continued to demonstrate progress in resolving the Company's liquidity and capital structure problems. Despite considerable efforts in this regard, the Company was unsuccessful in raising any investment capital for 18 months.

Finally, on August 31, 2001, IMSI entered into a merger agreement with DCDC pursuant to which IMSI is to issue shares of IMSI common stock totaling 51% of its outstanding shares to DCDC shareholders, in exchange for their DCDC common stock and cancellation of the note purchased from Union Bank of California by DCDC. The agreement calls for DCDC and IMSI to file a joint proxy statement/prospectus and registration statement to obtain shareholder approval of the merger and to register the IMSI shares to be issued in the merger.

DCDC's strategy is to acquire and invest in software, Internet and technology related companies. DCDC also operates Keynomics, Inc., an ergonomics related software technology entity; Tuneinmovies.com, Inc., a subsidiary that distributes digitally enhanced movie content; and the Arthur Treacher's and Pudgie's Famous Chicken restaurant chains. DCDC's goal is to sell off or otherwise dispose of its restaurant business within 90 days of completion of the merger.

This merger was approved by the directors of DCDC and is subject to DCDC shareholder approval. It was also approved by the directors of IMSI and 52% of the outstanding shareholders of IMSI have agreed to vote in favor of the merger. Upon signing of the merger agreement, Martin Wade, a director and CEO of DCDC, became CEO of IMSI, four of the five directors of IMSI resigned and the entire board of directors of DCDC was appointed to the IMSI board of directors.

Along with the execution of the merger agreement, the Company is in the process of restructuring its outstanding debt as follows:

        - On August 31, 2001 DCDC purchased the Union Bank note for $2.5 million (with a book value of $3.6 million at the date of purchase) and agreed to not enforce collection of the note pending the merger. On September 27, 2001, IMSI and DCDC entered into an addendum to the merger agreement which provided that in the event the merger agreement is terminated for any reason, the parties agree that IMSI shall pay

                DCDC the Union Bank note principal in 72 equal monthly payments of $49,722 plus interest at LIBOR plus 3%.

        - On October 9, 2001 the Company signed an agreement with Silicon Valley Bank for a settlement of its existing secured note, which had a balance (including penalties and interest) of approximately $3.2 million; the settlement provides for a new secured promissory note for $1.2 million with 12 monthly payments of $100,000 plus interest at 12% interest per annum.

        - On July 27, 2001, and as subsequently amended on September 24, 2001 and October 5, 2001, IMSI and Imageline agreed on the settlement of the arbitration award issued in January 2000 in favor of Imageline. The settlement, effective September 30, 2001, calls for IMSI to provide a variety of considerations including the following:

                -       The dismissal of any further appeals of the award.

                - Cash installments over a 12-year period, starting October 2001. These payments will be made as follows: four equal quarterly payments of $78,750 beginning on September 30, 2002; twelve monthly payments of $11,500 beginning on October 5, 2001; and, 132 monthly payments of $6,500 thereafter. These payments have a net present value of approximately $833,000 assuming a 12% discount rate.

                - Rights to royalties, licenses, and inventories pertaining to the IMSI MasterClips line of products.

                - A percentage of any net recovery IMSI obtains from indemnification claims IMSI has against third parties associated with the original circumstances leading to the arbitration award.

The reduction in liabilities of $2 million arising from this settlement was recognized in the fiscal 2001 financial statements.

        - On July 30, 2001 Baystar Capital and IMSI entered into an agreement wherein Baystar agreed to accept payment equal to 10% of the balance of the note plus reduced interest, penalty interest and penalties that accrue through the closing of the DCDC merger. Payments would be made in four quarterly payments beginning September 30, 2002. Interest will accrue at 8% per annum from the closing date of the merger until the September 2002 payment, and at 12% per annum thereafter until the claim is paid in full on or before June 30, 2003. Assuming the merger had closed as of August 31, 2001, the amount payable to Baystar would have been $710,000.

        - IMSI is in the process of negotiating with its remaining unsecured creditors the possibility of discounting down to 10% all outstanding amounts owed to them (including interest from February 1, 2000 at the rate of 8% per annum). These payments will be made in quarterly installments beginning no later than September 30, 2002.

Once these settlements and restructurings are complete, IMSI will have reduced its outstanding debts, which amounted to $21.2 million at June 30, 2001 to approximately $8.3 million.

STRATEGY

IMSI's objective is to successfully grow its sales, particularly in the design and graphics software market segments, both for the desktop and online markets. The Company's strategy to achieve this objective includes the following key elements:

Operating Profits and Positive Operating Cash Flow - Sales of IMSI's design and graphics software have been sufficient to fund the Company's cash operating costs over the last twelve months. The Company has re-established sales through the retail channel in the United States, Europe, Australia, the Middle East and Africa by entering into republishing arrangements. In addition, the Company has initiated direct sales to end-users through the Internet and through email, direct mail and other direct marketing programs. The strategy going forward is to leverage and grow sales through these channels by expanding distribution channels and the Company's own sales force.

Graphic Design - Grow ArtToday.com by adding new subscription customers, increasing advertising and e-direct revenues and expanding the website to offer pay-per-download sales of high quality, professional images. ArtToday.com has over 2 million members, over 125,000 paid subscribers and 1.5 million unique visitors per month. It offers users access to more than 1.4 million graphic images, web art, photos, fonts, and animations. The Company plans to invest in equipment, content and people to add over 2 million images and substantially increase its customer base. ArtToday.com has developed the technology to act as a content broker for design professionals who are interested in selling their work on a pay-per-image basis, and the Company launched this service in 2001.

Precision Design - Continue to develop new versions of the Company's leading software to expand sales of these core products and acquire complimentary software products. New versions of TurboCAD and FloorPlan 3D are planned to be released in the next half-year, as well as new products like TurboCAD/CAM. Until September 2001 the Company was also developing an online design and visualization tool, Design.NET, that was planned to allow users to design homes and offices on the Internet, lay out floor plans using 3D images of furniture, fixtures and finishes, and perform photo-realistic walkthroughs using their web browser. IMSI's strategy had been to license the Design.NET technology to industry leaders in major market segments. In the wake of its agreement to merge with DCDC, the Company undertook an intensive reassessment of the current costs and future potential financial benefits of the Design.NET project. Management concluded that in view of a) its need to focus its resources on those activities which are generating cash for the Company in the near term, and b) the amount of investment the project would require before it would begin to generate revenues of any significant amount, it would be in the best interest of the Company to spin off the Design.NET project. Consequently, the Company has signed a letter of intent to discontinue any further direct investment in Design.NET and to transfer a majority of the ownership of the project to employees who are key to its continued development. Pursuant to this letter of intent, these employees have resigned from IMSI and are establishing an independent company to pursue the development of this technology. IMSI will retain a 19.99% ownership interest in this new company, but otherwise will have no further obligation to expend capital on its activities or any outstanding obligations, if any. This transition began as of October 1, 2001.

PRODUCTS

PRECISION DESIGN

IMSI's precision design products accounted for 37%, 26%, and 35% of the Company's net revenues in fiscal 2001, 2000, and 1999 respectively. IMSI's precision design products include the following:

        - TURBOCAD is a CAD software product that allows a user to create precision drawings. Over 1 million units of TurboCAD have been sold by the Company over the last 15 years. TurboCAD offers comprehensive functionality for the technical professional combined with ease-of-use for the novice user. TurboCAD is used by architects, engineers, and contractors in small and medium-sized businesses, as well as by workgroups within many large corporations such as Pennzoil, Dow Chemical, Bechtel, Babcock & Wilcox, Houston Power & Lighting, and Motorola. TurboCAD includes integrated 3D construction capabilities, file compatibility with other CAD software (including AutoCAD by AutoDesk), and integrated raster-to-vector conversion. TurboCAD v6 Professional includes a software development kit that permits end-user and third-party developer customization of the software.

        - FLOORPLAN 3D is a software tool for residential and commercial space layout that allows a user to create, view and walk through plans in three dimensions. This product provides photo-realistic rendering of designs. FloorPlan 3D has received numerous industry awards like PC Magazine's Editors Choice Award, and over 1 million units have been sold over the last 15 years.

GRAPHIC DESIGN

IMSI's visual content products include art images, photographs, video clips, animations and fonts stored in electronic form that enhance communication by making online, onscreen and printed output more visually appealing. Graphic design products accounted for 36%, 31%, and 34% of IMSI's net revenues in fiscal 2001, 2000, and 1999 respectively. The Company's visual content products include the following:

        - ARTTODAY ONLINE offers a collection of approximately 1.4 million downloadable images on line at www.arttoday.com.

        - MASTERCLIPS PREMIUM IMAGE COLLECTION has in the past-included collections of up to 1,250,000 unique art and photographic images. MasterClips Premium Image Collection products include a browser, clip art editor and design guide. This line of product is currently licensed to Sierra Online (Vivendi Universal Interactive).

BUSINESS APPLICATIONS

IMSI's business applications products include business graphics and general office products. These products accounted for 17%, 26%, and 21% of IMSI's net revenues in fiscal 2001, 2000, and 1999 respectively. The Company's business applications products include the following:

        - ORGPLUS is an application designed for creating professional organization charts. OrgPlus completely automates chart creation so that no drawing or manual positioning of boxes is required. Org Plus features automated sorting and drag and drop capabilities.

        - FLOW! enables general business users to create a wide variety of diagrams, including flowcharts, organization charts, timelines, block diagrams, geographic maps, and marketing charts. Flow! also includes features that allow the user to enhance the information content of diagrams. Flow! users can link diagrams to databases and associate non-graphical data with shapes within a diagram.

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

SALES AND DISTRIBUTION

Through the middle of 1999, IMSI sold its products worldwide primarily through retail sales channels to small and medium-sized businesses, professionals and consumers. In the middle of 1999, the Company began implementing a strategy to sell its products directly over the Internet. On January 28, 2000, IMSI announced that it was exiting the retail software business, and the Company terminated all distribution agreements.

In February 2000, the Company's new management began to re-establish sales through the retail channel by using republishers, wherein the republishers handled all packaging and distribution of the products and paid the Company guaranteed royalties. The Company also utilized direct mail and email in the consumer, corporate, education and government markets, and the Company sold product via the Internet.

In March 2000 IMSI executed an agreement with ValuSoft to republish and sell the Company's software products to major retailers in North America. Under this agreement, ValuSoft performs all the manufacturing, assembly, packaging, sales and distribution of IMSI's products to retailers. In return IMSI received guaranteed royalty payments, which totaled $1,181,000 through June 30, 2001.

IMSI executed similar exclusive republishing agreements internationally during the second half of fiscal 2000. The Company granted the exclusive rights to manufacture and distribute its products to AB Soft in France and French speaking countries; MicroBasic and subsequently MediaGold in Germany, Austria and Switzerland; and MediaGold in all other European countries, the Middle East and Africa. All of these international republishing agreements call for minimum guaranteed royalty payments, which totaled $207,000 through June 30, 2001.

IMSI earns royalties based on the net sales made by the republishers. Net sales are defined as gross sales less returns, rebates, price protection and other deductions the republisher might provide to retailers. These costs associated with sales in the retail channel will affect net sales realized by republishers, and consequently any royalties payable to IMSI in excess of the guaranteed minimum royalty payments.

DIRECT MAIL. IMSI conducts direct mail campaigns for new products and upgrades of existing products. These mailings generally offer a specially priced specific product, as well as complementary or enhanced products for a further charge. IMSI's database of registered users includes 900,000 customers worldwide.

CORPORATE. IMSI believes that certain of its products, particularly TurboCAD, TurboProject, Org Plus and HiJaak, are well suited for use within large corporations. Over the past year, IMSI has sold site licenses to some large companies, including Fortune 100 companies. IMSI markets to these corporations through a combination of telemarketing, mailings and emailing.

INTERNET. A key emphasis of IMSI's sales strategy is to significantly increase the marketing of its products via the Internet. The Company sells from its own websites, as well as through strategic partnerships with online resellers or service bureaus such as America Online, Buy.com, Outpost.com, Beyond.com and Digital River.

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

CUSTOMER SUPPORT

IMSI provides customer support to its end-users by telephone, email and through numerous online options. Telephone technical assistance is available for key products at no charge for the first 5 minutes and then $5 for each additional five-minute increment or portion thereof. IMSI also offers customer support on its website by offering answers to frequently asked questions, providing product discussion forums and making intelligent help and search engines available. In addition, several newer products released by IMSI contain an online link to web-based support that automatically updates or patches the user's software via the web.

PRODUCT DEVELOPMENT

The Company's product development program is focused on a few key software products. In November 2000 IMSI released version 7.0 of the Company's popular TurboCAD program and in February 2001 FloorPlan 3D was upgraded to version 5. HiJaak Image Manager was released in July 2001.

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

As of June 30, 2001, IMSI had 21 employees in the Company's product development organization, and IMSI contracted with approximately 25 independent contractors, substantially all of whom were located overseas. IMSI's research and development expenses totaled $2.6 million, $4.0 million, and $8.1 million for fiscal 2001, 2000 and 1999 respectively.

ACQUISITION AND LICENSING

The Company acquired the technology for TurboCAD in 1985, FloorPlan Design Suite in 1990, and HiJaak in 1995. Over the last several years, IMSI licensed and acquired millions of images and visual content from third parties, including artists, photographic agencies and visual content aggregators for use by ArtToday.com and in MasterClips. Where feasible, IMSI endeavors to acquire images on a perpetual, worldwide basis and with electronic download rights. The licenses have terms ranging from one year to perpetual and are generally not exclusive. Licensing fees associated with licensed technology are generally paid for by way of sales-based royalties, which are included in product costs.

As part of IMSI's restructuring plan announced on June 24, 1999, the Company reduced the number of its product SKUs significantly in order to concentrate more fully on the strongest core products in the design and graphics market segments. IMSI plans to continue to divest non-core products when opportunities to do so warrant.

OPERATIONS

IMSI controls the purchasing, inventory and marketing associated with its products from its headquarters in Novato, California. The Company's product development organization produces master diskettes or CD-ROMs and the documentation for each product. Until April 2000 IMSI warehoused and shipped the final products from its warehouse facility, as well as from various international locations. IMSI contracted with third parties to handle the duplication, printing and packaging of its products. Presently, the Company leases space from MicroWeb, a fulfillment and storage company that also provides assembly services for the Company. IMSI has multiple sources of supply for substantially all product components. To date, IMSI has not experienced any material difficulties or delays in the printing, packaging or assembly of its products.

Licensees and republishers are responsible for their own duplication of CD-ROMs, printing the documentation, packaging the products and fulfilling and shipping the sales orders for pre-packaged software. Under the Company's agreement with ValuSoft, IMSI can purchase ValuSoft manufactured IMSI products for sales to IMSI's direct customers.

COMPETITION

The PC productivity software industry and the Internet are both highly competitive and characterized by rapid changes in technology and customer requirements. The rapid pace of technological change constantly creates new opportunities for existing and new competitors and can quickly render existing technologies less valuable. These competitive factors require that IMSI enhance its core productivity software products, successfully execute the Company's Internet strategies and implement effective marketing and sales programs all on a timely basis. Many of IMSI's current and potential competitors in both industries have larger technical staffs, more established and larger marketing and sales organizations, significantly greater financial resources, greater name recognition and better access to consumers than does IMSI. The Company's relatively small size and very limited resources adversely affect IMSI's ability to compete with these larger companies.

There has been a consolidation among competitors in the market for software productivity products. Each of IMSI's major software productivity products competes with one or more products from one or more major independent software vendors. IMSI products and their primary competition are illustrated in the following table:


         IMSI PRODUCT                     COMPETING PRODUCTS                         COMPETITOR
         ------------                     ------------------                         ----------
         TurboCAD                         AutoCAD                                    AutoDesk Inc.

         FloorPlan                        3D Architect                               Broderbund
                                          Home Architect                             Sierra Online
                                          Home Design Suite                          Punch Software

         TurboProject                     Project                                    Microsoft


The software industry and the Internet have relatively small barriers to entry. IMSI believes that competition will continue to intensify as a number of software companies extend their product lines into additional product categories and as additional competitors enter both markets. In addition, widespread use of the Internet has reduced barriers to entry in the software market by allowing software developers to distribute their products online without relying on access to traditional distribution networks. As a result of the proliferation of competing software developers, more products are competing for both retail shelf space and online. Therefore, IMSI cannot assure investors that the Company's products will achieve and/or sustain market acceptance and generate significant levels of revenues in future periods or that IMSI will have the resources required to compete successfully in the future.

The markets for IMSI's productivity software products are characterized by significant price competition, and IMSI expects it will continue to face increasing pricing pressures. In response to such competitive pressures, IMSI has reduced the price of some of its products. Product prices may continue to decline and the Company may not be able to respond to such declines with additional product price reductions. If IMSI significantly reduces the prices of one or more of the Company's products, there can be no assurance that such price reductions will result in an increase in unit sales volume. Prolonged price competition would have a material adverse effect on IMSI's operating results, including reduced profit margins and potential loss of market share.

Approximately 42% of IMSI's revenues were derived from sales of the TurboCAD, FloorPlan and MasterClips product lines in fiscal year 2001 as compared to 47% in fiscal year 2000. Further decline in TurboCAD, MasterClips or FloorPlan sales, or a decline in the gross margin on one or more of these products could worsen IMSI's results of operations. Thus, IMSI may be more vulnerable to market declines and competition in the markets for such products than companies with more diversified sources of revenues.

Competition for ArtToday comes from several hundred graphic sites on the Internet. Approximately 90% of those sites are vanity sites that do not generate significant revenues. The remaining 10% can be segmented into those that sell content, those that sell software and those that leverage traffic for banner advertising revenues. Content sellers include Corel, Corbis, Getty PhoToGo, PhotoSpin, WebSpice and NOVA. Software sellers include: Adobe, Corel, ACDSee and Jasc.

While none of the above named competitors can match ArtToday.com in terms of numbers of visitor/member traffic and page impressions, they are often significantly better funded, have superior technology or higher quality images. There is, therefore, the risk that these better-funded competitors could duplicate ArtToday.com's strategy and reduce its market share. Possible competition for ArtToday.com could also come from the large "horizontal" sites, such as Yahoo, AOL and About. While these companies are now limited by a lack of the content depth that is demanded by graphics professionals, they have the financial resources, technical capabilities and market penetration to quickly diminish ArtToday.com's current market advantage.

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

IMSI provides its products to end users under non-exclusive licenses, which generally are non-transferable and have a perpetual term. IMSI makes source code available for some products. The provision of source code may increase the likelihood of misappropriation or other misuse of IMSI's intellectual property. IMSI licenses all of its products pursuant to shrink-wrap licenses, or Internet click-wrap licenses, that are not signed by licensees and therefore may be unenforceable under the laws of certain jurisdictions.

As the number of software products in the industry increases and the functionality of these products further overlaps, software developers and publishers may increasingly become subject to infringement claims. From time to time, IMSI has received, and may receive in the future, notice of claims of infringement of other parties' proprietary rights. Although IMSI investigates claims and responds as it deems appropriate, there can be no assurance that infringement or invalidity claims (or claims for indemnification resulting from infringement claims) will not be asserted or prosecuted against IMSI. Regardless of the validity or the successful assertion of such claims, IMSI would incur significant costs and diversion of resources with respect to the defense thereof, which could have a material adverse effect on IMSI's business, operating results and financial condition (see Item 3, "Legal Proceedings"). If any valid claims or actions were asserted against IMSI, the Company might seek to obtain a license under a third party's intellectual property rights. There can be no assurance, however, that under such circumstances a license would be available on commercially reasonable terms, or at all.

EMPLOYEES

As of June 30, 2001, IMSI had 56 employees, including 18 in sales and marketing, 21 in product development, 3 in operations and 14 in administration and finance. All of the employees are located in the United States with the exception of 4 employees in Australia. In addition, IMSI has approximately 25 software developers working as contractors in Russia under a software development contract. None of IMSI's employees are represented by a labor union and IMSI has experienced no work stoppages. IMSI's success depends to a significant extent upon the performance of the Company's executive officers, key technical personnel, and other employees.

ITEM 2. PROPERTIES AND FACILITIES

IMSI's principal facilities are located in Novato, California, now occupying approximately 5,000 square feet of office space. ArtToday.com's offices are located in Tucson, Arizona where it occupies approximately 5,000 square feet of office space. IMSI also occupies approximately 350 square feet of leased office space in Alexandria, Australia from which it conducts its Australian sales operations.

ITEM 3. LEGAL PROCEEDINGS

On April 23, 1998, IMSI began arbitration proceedings against Imageline, Inc. of Virginia before the American Arbitration Association in San Francisco, California. IMSI requested that all matters within the scope of the agreements between Imageline and IMSI, which were in dispute between the parties, be resolved by arbitration. IMSI further requested that the arbitration decide the rights and liabilities of the parties and the validity of the copyrights under which Imageline asserted its claims against IMSI. IMSI also requested compensatory damages and attorney's fees.

On August 12, 1999, Imageline filed a counterclaim in the arbitration, alleging breach by IMSI of an agreement between the parties, including unauthorized sublicensing, and instituting arbitration proceedings without notice and the opportunity to cure. Imageline requested liquidated damages, alleged to be more than $200,000, compensatory damages of at least $500,000, punitive damages, legal fees, interest and costs. On January 14, 2000, Imageline, Inc. received a $2.6 million arbitration award against IMSI for intellectual property violations and attorney's fees. The award consisted of $1.2 million in actual damages, $1.2 in punitive damages and $0.2 million in attorneys' fees. IMSI appealed the award in the federal district courts in both Virginia and California.

In April 2000 IMSI and Imageline initiated negotiations to settle the award through a variety of considerations, including cash, a consulting agreement, and warrants to purchase common stock. That settlement expired by its own terms, however, due to the refusal of a key creditor of IMSI to approve the settlement. Since that original agreement the matter has followed the dual tracks of legal appeals in the federal courts and continued negotiations between the companies.

After carefully a) assessing the likelihood of success in pursuing its appeals through the courts, b) evaluating the financial burden to IMSI of losing its appeal and having to pay the full amount of the award, after having achieved a workout arrangement with its other creditors; and c) weighing in the balance the benefit to IMSI of reaching a comprehensive workout arrangement with all of its creditors, both secured and unsecured, IMSI decided to settle its dispute with Imageline as of July 27, 2001. As subsequently amended on September 24, 2001 and October 5, 2001 the settlement, effective September 30, 2001 calls for IMSI to provide a variety of considerations including the following:

        a)      Dismissal of any further appeals of the award

        b) Cash installments over a 12 year period, starting October 2001 and having a net present value of approximately $833,000 as follows:

                i. 12 monthly payments of $11,500 from October 5, 2001 to September 5, 2002

                ii. Four equal quarterly payments of $78,500 beginning on September 30, 2002

                iii. 132 monthly payments of $6,500 from October 5, 2002 thereafter

        c) Rights to royalties, licenses, and inventories pertaining to IMSI's MasterClips line of products

        d) A percentage of any net recovery IMSI obtains from any indemnification claims IMSI has against third parties associated with the original circumstances leading to the arbitration award.

        The reduction in liabilities of $2 million arising from this settlement was recognized in the fiscal 2001 financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fiscal year ended June 30, 2001.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The following table sets forth the quarterly high bid and low asked prices of the common stock for fiscal 2000 and fiscal 2001, as quoted on the OTCBB. Such prices represent prices between dealers and do not include retail mark-ups, markdowns or commissions and may not represent actual transactions.


                                                                           CLOSING SALES PRICES
                                                                       ----------------------------
                                                                       HIGH BID            LOW ASKED
                                                                       --------            --------
               FISCAL YEAR 2000
                 First Quarter                                         $   4.82            $   3.96
                 Second Quarter                                            2.40                2.08
                 Third Quarter                                             1.47                1.17
                 Fourth Quarter                                            0.81                0.67

               FISCAL YEAR 2001
                 First Quarter                                         $   1.02            $   0.13
                 Second Quarter                                            0.70                0.13
                 Third Quarter                                             0.50                0.14
                 Fourth Quarter                                            0.30                0.15

               FISCAL YEAR 2002
                 First Quarter                                         $   0.42            $   0.15
                 Second Quarter, through October 9, 2001                   0.35                0.26

On September 20, 2001, there were 1,033 registered holders of record of the common stock. IMSI believes that additional beneficial owners of its common stock hold shares in street names.

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

Selected financial data for fiscal years ended June 30, 1997 to 2001:



STATEMENT OF OPERATIONS DATA:


YEAR ENDED JUNE 30,                        2001              2000              1999              1998              1997
-------------------                      --------          --------          --------          --------          --------
                                                            (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Net Revenues                             $ 12,245          $ 19,162          $ 37,679          $ 62,065          $ 41,839

Operating income (loss)                      (770)           (8,019)          (23,890)               86             4,367

Income (loss) from continuing
  operations before income taxes             (908)          (16,339)          (25,770)             (673)            4,237

Extraordinary item (1)                         --                --              (959)               --                --

Cumulative effect of change in
  accounting principle (2)                   (285)               --                --                --                --

Net income (loss)                          (1,174)          (16,871)          (26,966)             (370)            2,597

Net income (loss) per share:
   Basic                                 $  (0.12)         $  (2.22)         $  (4.30)         $  (0.07)         $   0.53
   Diluted                               $  (0.12)         $  (2.22)         $  (4.30)         $  (0.07)         $   0.46

Weighted average common shares
    Basic                                   9,687             7,590             6,275             5,513             4,946
    Diluted                                 9,687             7,590             6,275             5,513             5,682

(1) Extraordinary item related to debt extinguishments.

(2) Cumulative effect of change in accounting principle for beneficial conversion feature in debt agreements.

BALANCE SHEET DATA:

AS OF JUNE 30,                             2001              2000              1999             1998               1997
--------------                           --------          --------          --------          --------          --------
Working capital                          $(17,480)         $(18,999)         $ (1,227)         $  6,572          $  7,334

Total assets                                5,988             8,634            27,144            35,655            17,573

Long-term liabilities                         881               302             6,599             1,682             2,042

Stockholders' equity (deficit)           $(15,247)         $(14,853)         $  1,442          $ 13,411          $  7,495

Selected quarterly financial data for fiscal year ended June 30, 2001:


STATEMENT OF OPERATIONS DATA:


                                           JUNE 30,           MARCH 31,         DECEMBER 31,         SEPTEMBER 30,
QUARTER ENDED                                2001                2001                2000                2000
-------------                            -------------      --------------     ----------------   ------------------
                                                    (Amounts in thousands except per share amounts)
Net Revenues                                $ 2,846             $ 3,107             $ 3,234             $ 3,058

Operating income (loss)                        (625)               (126)                 21                 (40)

Income (loss) from continuing
  operations before income taxes                810                (704)               (514)               (500)

Cumulative effect of change in
  accounting principle                           --                  --                (285)                 --

Net income (loss)                               807                (690)               (799)               (492)

Net income (loss) per share:
   Basic and diluted                        $  0.08             $ (0.07)            $ (0.08)            $ (0.05)

Weighted average common shares
   Basic and diluted                          9,695               9,694               9,694               9,669


BALANCE SHEET DATA:

                                           JUNE 30,           MARCH 31,          DECEMBER 31,         SEPTEMBER 30,
QUARTER ENDED                                2001                2001                2000                2000
-------------                            -------------      --------------     ----------------   ------------------
                                                    (Amounts in thousands except per share amounts)
Working capital                             $(17,480)           $(19,643)           $(19,311)           $(18,971)

Total assets                                   5,988               7,395               7,794               8,030

Long-term liabilities                            881                 203                 298                 353

Stockholders' equity (deficit)              $(15,247)           $(16,300)           $(15,633)           $(15,132)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT EVENTS

On August 31, 2001, IMSI entered into a merger agreement with DCDC wherein, IMSI is to issue shares of IMSI common stock totaling 51% of its outstanding shares to DCDC shareholders, in exchange for their DCDC common stock. Along with the execution of the merger agreement, the Company is in the process of restructuring its outstanding debt as follows:

        - On August 31, 2001 DCDC purchased the Union Bank note for $2.5 million (with a book value of $3.6 million at the date of purchase) and agreed to not enforce collection of the note pending the merger. On September 27, 2001, IMSI and DCDC entered into an addendum to the merger agreement which provided that in the event the merger agreement is terminated for any reason, the parties agree that IMSI shall pay DCDC the Union Bank note principal in 72 equal monthly payments of $49,722 plus interest at LIBOR plus 3%.

        - On October 9, 2001 the Company signed an agreement with Silicon Valley Bank for a settlement of its existing secured note, which had a balance (including penalties and interest) of approximately $3.2 million; the settlement provides for a new secured promissory note for $1.2 million with 12 monthly payments of $100,000 plus interest at 12% interest per annum.

        - On July 27, 2001, and as subsequently amended on September 24, 2001 and October 5, 2001, IMSI and Imageline agreed on the settlement of the arbitration award issued in January 2000 in favor of Imageline. The settlement, effective September 30, 2001, calls for IMSI to provide a variety of considerations including the following:

                -       The dismissal of any further appeals of the award.

                - Cash installments over a 12-year period, starting October 2001. These payments will be made as follows: four equal quarterly payments of $78,750 beginning on September 30, 2002; twelve monthly payments of $11,500 beginning on October 5, 2001; and, 132 monthly payments of $6,500 thereafter. These payments have a net present value of approximately $833,000 assuming a 12% discount rate.

                - Rights to royalties, licenses, and inventories pertaining to the IMSI MasterClips line of products.

                - A percentage of any net recovery IMSI obtains from indemnification claims IMSI has against third parties associated with the original circumstances leading to the arbitration award.

The reduction in liabilities of $2 million arising from this settlement was recognized in the fiscal 2001 financial statements.

- On July 30, 2001 Baystar Capital and IMSI entered into an agreement wherein Baystar agreed to accept payment equal to 10% of the balance of the note plus reduced interest, penalty interest and penalties that accrue through the closing of the DCDC merger. Payments would be made in four quarterly payments beginning September 30, 2002. Interest will accrue at 8% per annum from the closing date of the merger until the September 2002 payment, and at 12% per annum thereafter until the claim is paid in full on or before June 30, 2003. Assuming the merger had closed as of August 31, 2001, the amount payable to Baystar would have been $710,000.

- IMSI is in the process of negotiating with its remaining unsecured creditors the possibility of discounting down to 10% all outstanding amounts owed to them (including interest from February 1, 2000 at the rate of 8% per annum). These payments will be made in quarterly installments beginning no later than September 30, 2002.

The following table summarizes the effect of the debt restructuring, both completed and in-process, on the liabilities at June 30, 2001 that were subject to restructuring:


                                          LIABILITIES            PROPOSED             LIABILITIES
                                           SUBJECT TO           REDUCTION IN         AFTER PROPOSED
         LIABILITIES                       RESTRUCTURE           LIABILITIES           RESTRUCTURE
         -----------                      ------------          ------------         --------------
                                                           (AMOUNTS IN THOUSANDS)
Secured Creditors:
     Union Bank of California                $ 3,930               $ 3,601               $   329
     Silicon Valley Bank                       3,148                 1,948                 1,200
                                             -------               -------               -------
     Total                                     7,078                 5,549                 1,529
                                             -------               -------               -------

Unsecured Creditors
     Baystar Capital                           6,102                 5,492                   610
     Other unsecured                           3,807                 1,867                 1,940
                                             -------               -------               -------
     Total                                     9,909                 7,359                 2,550
                                             -------               -------               -------

Total                                         16,987                12,908                 4,079

Imageline debt restructured in FY 2001         2,874                 2,041                   833
                                             -------               -------               -------

Total Liabilities Subject to
  Restructuring                              $19,861               $14,949               $ 4,912
                                             =======               =======               =======

RESULTS OF OPERATIONS


The following table sets forth IMSI's results of operations for the fiscal years ended June 30, 2001, 2000 and 1999 in absolute dollars and as a percentage of net revenues. It also details the changes from the prior fiscal year in absolute dollars and in percentages


                                                             2001                                          2000
                                          -------------------------------------------    -------------------------------------------
                                                                 $ change    % change                         $ change     % change
                                                                   from        from                              from         from
                                                       as % of   previous    previous                as % of   previous     previous
                                            $           sales      year         year       $          sales      year         year
                                          ------       -------   --------    --------    ------      -------  ---------    ---------
Net Revenues                              12,245         100%     (6,917)       -36%     19,162         100%   (18,517)       -49%

Product Costs                              3,406          28%     (6,784)       -67%     10,190          53%   (15,234)       -60%

    GROSS MARGIN                           8,839          72%       (133)        -1%      8,972          47%    (3,283)       -27%

Costs and expenses
  Sales and marketing                      2,732          22%     (2,688)       -50%      5,420          28%   (12,967)       -71%
  General and administrative               4,243          35%     (3,605)       -46%      7,848          41%      (333)        -4%
  Research and development                 2,634          22%     (1,369)       -34%      4,003          21%    (4,066)       -50%
  Restructuring charge                        --          --         280       -100%       (280)         -1%    (1,788)      -119%
    TOTAL OPERATING EXPENSES               9,609          78%     (7,382)       -43%     16,991          89%   (19,154)       -53%

    OPERATING LOSS                          (770)         -6%      7,249        -90%     (8,019)        -42%    15,871        -66%

Other income (expense)
  Gain on product line sales                 285           2%     (1,205)       -81%      1,490           8%     1,490         --
  Interest and other expense, net         (2,164)        -18%      1,561        -42%     (3,725)        -19%    (1,845)        98%
  Loss on disposition of fixed assets        (13)          0%      1,594        -99%     (1,607)         -8%    (1,607)        --
  Loss on liquidation of foreign
    subsidiaries                              --          --       2,043       -100%     (2,043)        -11%    (2,043)        --
  Settlement  agreements                    (287)         -2%       (287)         --         --          --         --         --
  Arbitration award                        2,041          17%      4,476       -184%     (2,435)        -13%    (2,435)        --
    TOTAL OTHER EXPENSE                     (138)         -1%      8,182        -98%     (8,320)        -43%    (6,440)       343%

  LOSS FROM CONTINUING OPERATIONS
    BEFORE INCOME                           (908)        -7%      15,431        -94%    (16,339)        -85%     9,431        -37%

Income tax expense (benefit)                 (19)         0%        (551)      -104%        532           3%       295        124%

  LOSS FROM CONTINUING OPERATIONS           (889)        -7%      15,982        -95%    (16,871)        -88%     9,136        -35%

Cumulative effect of change in
  accounting principle                      (285)        -2%        (285)         --         --          --         --         --
Extraordinary loss on extinguishment
  of debt                                     --          --          --          --         --          --        959       -100%

  NET LOSS                                (1,174)       -10%      15,697        -93%    (16,871)        -88%    10,095        -37%

                                                          1999
                                            --------------------------------
                                                                   $ change
                                                                     from
                                                         as % of    previous
                                              $           sales       year
                                            ------       -------   ---------
Net Revenues                                37,679         100%    (24,386)

Product Costs                               25,424          67%      2,042

    GROSS MARGIN                            12,255          33%    (26,428)

Costs and expenses
  Sales and marketing                       18,387          49%       (224)
  General and administrative                 8,181          22%      3,176
  Research and development                   8,069          21%       (545)
  Restructuring charge                       1,508           4%      1,508
    TOTAL OPERATING EXPENSES                36,145          96%     (2,452)

    OPERATING LOSS                         (23,890)        -63%    (23,976)

Other income (expense)
  Gain on product line sales                    --          --          --
  Interest and other expense, net           (1,880)         -5%     (1,121)
  Loss on disposition of fixed assets           --          --          --
  Loss on liquidation of foreign
    subsidiaries                                --          --          --
  Settlement  agreements                        --          --          --
  Arbitration award                             --          --          --
    TOTAL OTHER EXPENSE                     (1,880)         -5%     (1,121)

  LOSS FROM CONTINUING OPERATIONS
    BEFORE INCOME                          (25,770)        -68%    (25,097)

Income tax expense (benefit)                   237           1%        540

  LOSS FROM CONTINUING OPERATIONS          (26,007)        -69%    (25,637)

Cumulative effect of change in
  accounting principle                          --          --          --
Extraordinary loss on extinguishment
  of debt                                     (959)         -3%       (959)

  NET LOSS                                 (26,966)        -72%    (26,596)

NET REVENUES

Net revenues of each of IMSI's principal product categories in dollars and as a percentage of total net revenues for the three fiscal years are summarized in the following table (in thousands except for percentage amounts):

                                                              YEAR ENDED JUNE 30,
                           -----------------------------------------------------------------------------------------------------
                                         2001                                     2000                               1999
                           -----------------------------------     --------------------------------------      -----------------
                                                CHANGES FROM                              CHANGES FROM
                                               PREVIOUS YEAR                              PREVIOUS YEAR
                                              ----------------                           ----------------
                               $        %         $         %          $         %           $         %          $          %
                           --------    ---    --------     ---     --------     ---      --------     ---      --------     ----
PRECISION DESIGN              4,537     37%       (407)     -8%       4,944      26%       (8,224)    -62%       13,168      35%
GRAPHIC DESIGN                4,457     36%     (1,565)    -26%       6,022      31%       (6,906)    -53%       12,928      34%
BUSINESS APPLICATION          2,098     17%     (2,895)    -58%       4,993      26%       (3,020)    -38%        8,013      21%
UTILITIES                       876      7%     (2,133)    -71%       3,009      16%         (912)    -23%        3,921      10%
OTHER PRODUCTS                  292      2%       (591)    -67%         883       5%       (1,628)    -65%        2,511       7%
    PROVISION FOR RETURNS
   NOT YET RECEIVED             (15)     0%        674     -98%        (689)     -4%        2,173      75%       (2,862)     -8%
                           --------    ---    --------      --     --------     ---      --------      --      --------     ---
TOTAL NET REVENUES         $ 12,245    100%   $ (6,917)    -36%    $ 19,162     100%     $(18,517)    -49%     $ 37,679     100%
                           ========    ===    ========      ==     ========     ===      ========      ==      ========     ===

While a number of competitive factors influenced the substantial decline in net revenues in all product categories during the last two fiscal years, IMSI's serious financial problems were primary causes of the falling revenues.

The serious cash flow problems and large debt burden placed great constraints on IMSI's ability to develop new and improved versions of its key software products, and to adequately market and promote them. Also IMSI was attempting to sell its non-core product lines, during the previous two fiscal years, to generate cash flow. While IMSI did achieve some success, most notably the sale of Easy Language for $1.7 million during fiscal 2000, the Company's weak financial condition constrained its negotiating position and limited its success.

During fiscal 2000, IMSI's new management team launched efforts to restore sales through the retail channel by establishing republishing agreements for the Company's core products. This followed IMSI's January 2000 major announcement to exit the retail software business, liquidate the Company's European and South African subsidiaries, and consolidate domestic operations in order to reduce operating losses and focus on its Internet strategy. By the end of fiscal year 2000, IMSI had executed republishing agreements with ValuSoft, for sales in North America, and AB Soft, French Corporation, MediaGold Ltd., a British Corporation, and MicroBasic GmbH, a German Corporation, for sales in Europe, Africa, and the Middle East.

Major declines in sales of FloorPlan and IMSI's flagship product, TurboCAD, accounted for the decrease in the sales of precision design products. Sales of these two popular products dropped by approximately 70% and 13% respectively in fiscal year 2001. The inability to timely fund development of FloorPlan and localization delays of TurboCAD in different languages negatively impacted both of these products. CAD customers often use these products in their business or profession and require that the software remain current and keep pace with the rapidly changing technology. IMSI's limited funds prevented it from meeting this requirement. The Company's primary competitors for these products (Punch and AutoDesk) did release new versions of their software in fiscal year 2001.

Sales of the most significant revenue producing product line within the graphic design category, MasterClips, decreased by approximately 64% in fiscal year 2001. On January 14, 2000, an arbitration ruling against IMSI pertaining to the dispute with Imageline required IMSI to discontinue manufacturing and distributing all MasterClips products containing Imageline images. This arbitration ruling, combined with a continuing increase in competitive product offerings and discount pricing in the visual content market, contributed to the decline in MasterClips sales. Revenues from IMSI's wholly owned subsidiary, ArtToday.com are included in this category and accounted for almost $3 million, a slight decline from the $3.1 million of revenues in the previous fiscal year. Because ArtToday.com's revenues are based on subscriptions, these amounts are initially deferred and then amortized over the subscription period, generally over 12 months. As of June 30, 2001, approximately $1,173,000 of revenue related to ArtToday.com and IMSI's other visual content websites remained deferred.

During 1998 and 1999 market conditions deteriorated for IMSI's products in the visual content and utilities categories as a result of mergers and strategic alliances. In June 1998, The Learning Company purchased Broderbund, the publisher of Click Art, a product competitive to IMSI's MasterClips product. In subsequent months, Broderbund and Corel aggressively reduced prices and offered rebates to increase their sales and market share. IMSI responded in some instances with matching discounts and rebates, but nevertheless experienced a significant decline in sales due to these competitive pressures. Those continuous consolidations among the Company's competitors along with the adverse arbitration award against IMSI pertaining to the Imageline matter and MasterClips resulted in a significant loss of market share in the graphic design category.

Sales of almost all products in the business applications category except those of OrgPlus declined during fiscal 2001. Net revenues from the sale of Flow!, FormTool, Maplinx, MasterPublisher, TurboProject People Scheduler and Web Business Builder all declined in fiscal year 2001. Within this category, sales of OrgPlus slightly increased by 4% during fiscal year 2001. Both net revenues in absolute dollars and as a percentage of total sales from this category decreased over the past three fiscal years reflecting the general decline in the overall unit sales.

IMSI licensed the Org Plus software from The Learning Company ("TLC") in 1998. The Company has net capitalized software and related goodwill totaling $840,000 at June 30, 2001, which is being amortized over 5 years at $30,000 per month. The companies currently have a dispute as to what amounts are currently due TLC pursuant to this license agreement. IMSI has accrued $400,000 representing management's best estimate of the probable settlement amount and believes this is sufficient to meet any future obligations to TLC. In May 2000, IMSI licensed rights for OrgPlus on a non-exclusive basis to Human Concepts, Inc. who took over development of the product and pays IMSI royalties on sales of the product. Net revenues from sales of OrgPlus were approximately $1.5 million during fiscal year 2001.

The decrease in net revenues in the utilities category during fiscal 2001 was due to lower unit sales of products within this category (CD Copier, Net Accelerator, and WinDelete), and because sales of Ram Shield, Voice Direct and Year 2000 Now were absent during fiscal 2001. Increased competition, heavy price discounting, and higher rebates in the utility market were the primary causes of the declining sales of utilities products and many of IMSI's utility products were unable to compete against popular utility suite products offered by larger and better-known companies such as Network Associates (McAfee) and Symantec.

In September 1998, Network Associates purchased Cybermedia, developer of Uninstaller, a competitor to IMSI's WinDelete product. In October 1998, Symantec purchased Quarterdeck, the developer of Cleansweep, a product that is also a competitor to IMSI's WinDelete product. Symantec and Network Associates are two the largest competitors in the PC productivity software market. In both instances Symantec and Network Associates re-launched these products with aggressive marketing campaigns, and in product bundles with their other products. The affect of these actions was increased competition and a reduction in the market share of WinDelete.

Revenues in the other product categories decreased in fiscal year 2001 due to fading sales of already discontinued non-core products in this category.

The continuing trend of intense price competition also adversely affected sales in most product categories. This trend had particular impact in consumer-oriented software products such as FloorPlan and the utilities products.

Low barriers to entry, intense price competition, and continuing business consolidations characterize the consumer software industry. Any one of these factors may adversely affect revenues in the future. IMSI management believes that its decision to reduce its reliance on the retail market has provided insulation from unfavorable retail conditions, including erosion of margins from competitive marketing and high rates of product returns. IMSI currently serves the domestic retail and international markets using direct sales methods and republishing agreements. These agreements include such features as advance and minimum guaranteed monthly payments against which royalties are recouped, exclusive sales territories, and an agreement by IMSI to continue development and localization for each product into the future.

To that extent, the Company granted to ValuSoft the exclusive rights to reproduce and distribute its products in North America in exchange for royalty payments based on net sales of these products. The agreement also provides for minimum guaranteed royalty payments. Internationally, IMSI executed similar exclusive republishing agreements. The Company granted the exclusive rights to manufacture and distribute its products to ABSoft in France and French speaking countries; MicroBasic in Germany, Austria and Switzerland; MediaGold in all other European countries, the Middle East and Africa; Rock International and Sumitomo in Japan; and Softchina in China. All of these international republishing agreements call for royalty payments based on net sales with minimum guaranteed payments.

For the fiscal year ended June 30, 2001, net revenues from domestic sales were $11.1 million. This represented a decrease of $3.4 million or 23% from net domestic sales revenues of $14.5 million in fiscal year 2000. During fiscal year 2001 net revenues from domestic sales accounted for 91% of total net revenues as compared to 76% of total net revenues for the previous fiscal year. This increase reflects the Company's decision in January 2000 to liquidate its European and South African subsidiaries. The liquidation of these subsidiaries resulted in fiscal 2000 in a loss of $2,043,000 from the write off of the inter-company receivables and investment in subsidiaries that the Company believes are not recoverable.

Net revenues from international sales decreased 77% to $1.1 million in fiscal 2001 from $4.7 million in fiscal 2000. As a result, net revenues from international sales decreased as a percentage of IMSI's net revenues to 9% in fiscal 2001 from 24% in fiscal 2000. The Company did not consolidate the European and South African operations during fiscal 2001. During fiscal 2000, these subsidiaries contributed $3.5 million to IMSI's consolidated net revenue. Without the contribution of the European and South African subsidiaries during fiscal 2000, net revenues from international operations for fiscal year 2001 would have only declined by $100,000 as compared to the previous fiscal year. Australia accounted for almost $400,000 of IMSI's international net revenues in the fiscal year 2001. The remaining $700,000 that comprised fiscal 2001 international sales was generated through international republishers.

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

RESERVE FOR RETURNS, PRICE DISCOUNTS AND REBATES

The following table details IMSI's allowances for rebates, sales returns and price discounts for the periods presented (in thousands):


                                                                              PRICE
                                   REBATES              RETURNS             DISCOUNTS              TOTAL
                                   --------             --------            ---------             --------
RESERVE BALANCE 6/30/98            $     --             $  2,998             $    283             $  3,281

Additions to reserve                  2,474               17,714                6,146               26,334
Charges                              (2,376)             (15,463)              (5,610)             (23,449)
                                   --------             --------             --------             --------
RESERVE BALANCE 6/30/99                  98                5,249                  819                6,166

Additions to reserve                    831                2,548                   86                3,465
Charges                                (929)              (7,349)                (664)              (8,942)
                                   --------             --------             --------             --------
RESERVE BALANCE 6/30/00            $     --             $    448             $    241             $    689

Additions to reserve                     --                  216                   35                  251
Charges                                  --                 (649)                (276)                (925)
                                   --------             --------             --------             --------
RESERVE BALANCE 6/30/01            $     --             $     15             $     --             $     15
                                   ========             ========             ========             ========

The following table illustrates the percentage impact of returns, rebates, and price discounts on gross revenues and the resulting net revenues as reflected in the consolidated statement of operations.

                                             2001                     2000                      1999
                                    --------------------      --------------------      --------------------
                                    AMOUNT          %         AMOUNT          %          AMOUNT         %
                                    -------      -------      -------      -------      -------      -------
                                                                 (IN THOUSANDS)
     GROSS REVENUES                 $12,496        100.0%     $22,627        100.0%     $64,013        100.0%

     ADDITIONS TO RESERVES FOR:
         RETURNS                        216          1.7%       2,548         11.2%      17,714         27.7%
         PRICE DISCOUNTS                 35          0.3%          86          0.4%       6,146          9.6%
         REBATES                         --           --%         831          3.7%       2,474          3.9%
                                    -------      -------      -------      -------      -------      -------
                                        251          2.0%       3,465         15.3%      26,334         41.2%
                                    -------      -------      -------      -------      -------      -------
     NET REVENUES                   $12,245         98.0%     $19,162         84.7%     $37,679         58.8%
                                    =======      =======      =======      =======      =======      =======

IMSI's allowances for returns, price protection and rebates are based upon management's best judgment and estimates at the time of preparing the financial statements. Reserves are subjective estimates of future activity that are subject to risks and uncertainties, which could cause actual results to differ materially from estimates. During fiscal year 2001 IMSI provided an additional $216,000 for returns and received actual returns for approximately $649,000. The return reserve balance as of June 30, 2001 is consistent with the reduced level of inventory in the channel from declining shipment of products, and the effects of the republishing agreements. Historically, the Company estimated reserves for returns, price discounts and rebates using, among other things, historical averages, open return requests, channel inventories in the U.S., recent product sell-through activity, planned product upgrades, sales trends, competition from other products, product inventory on hand, and market conditions. This complementary process is no longer used by IMSI to estimate reserves for returns, discounts and rebates because of the new revenue model shifts those risks to republishers.

For traditional boxed product sales, IMSI recognizes revenue net of estimated returns and allowances for returns, price discounts and rebates, upon shipment of product and only when no significant obligations remain and collection is probable. IMSI's return policy generally allows its distributors to return purchased products primarily in exchange for new products or for credit towards future purchases as part of stock balancing programs. These returns are subject to certain limitations that may exist in the contract with an individual distributor, governing, for example, aggregate return amounts, and the age, condition and packaging of returned product. Under certain circumstances, such as terminations or when a product is defective, distributors could receive a cash refund if returns exceed amounts owed.

In fiscal 2000, and because of a disagreement over payment terms, Tech Data notified IMSI that it would terminate its distribution agreement with the Company and requested to return $575,000 of IMSI's inventory. The Company included an allowance of $566,000 return reserve representing Tech Data's entire reported inventory at that time. During fiscal 2000 the Company received inventory of approximately $522,000 and concluded that most of the product inventory returned did not meet conditions specified in the contract. Therefore, IMSI credited Tech Data for only $25,000 of the product. As of June 30, 2000 the balance owed to IMSI by Tech Data was approximately $262,000 and IMSI fully reserved this amount.

As of late Fall 2000 IMSI entered into intensive negotiations with Tech Data in order to resolve the dispute between the companies. After careful reassessment of all aspects of its relationship with Tech Data, the status of the disputed inventory, and the costs to IMSI of any protracted legal proceedings to resolve the issues, which would have been required to take place in Florida, IMSI agreed to pay Tech Data $50,000 as a universal settlement of all claims. This amount will be paid to Tech Data in four quarterly installments beginning in September 2002.

In December 1998, IMSI's primary distributor in Germany exited the software distribution business. On May 27, 1999, as a result of the termination, the German distributor returned $248,000 of previously paid resalable product and IMSI refunded the full $248,000. In March 1999, IMSI decided to terminate its relationship with its primary distributor in Australia and sell directly to retail outlets. The previously paid resalable product returned by the Australian distributor upon termination was valued at $304,000. IMSI paid $189,000 in June 1999 to the Australian distributor and relieved $115,000 in receivables as a result of that termination. As of June 30, 2001, IMSI had no current liability to any foreign or domestic distributor for resalable product returned on termination except for the $50,000 settlement with Tech Data as previously disclosed.

In previous fiscal years IMSI provided price protection to its distributors when it reduced the prices of its products. End users could return products through dealers and distributors within 60 days from the date of purchase for a full refund, and retailers may return older versions of products for a full refund. Generally, distributors and retailers had no time limit to return merchandise, except that distributors had 60-90 days to return merchandise upon termination of the distributorship agreement. Starting in fiscal 2001, the Company is no longer providing such price protection to distributors and does not intend to do so in the future. However, should IMSI decide to resume effort to aggressively pursue the retail market, then it might revise its current strategy with regard to the price protection issue.

PRODUCT COSTS

IMSI's product costs include the costs of diskette and CD-ROM duplication, printing of manuals, packaging and fulfillment, freight-in, freight out, license fees, royalties that IMSI pays to third parties based on sales of published software and amortization of capitalized software acquisition and development costs. Costs associated with the return of products, such as refurbishment and the write down in value of returned goods are also included in Product Costs. The decrease in product costs as a percentage of net revenues in fiscal year 2001 was primarily attributable to a lower manufacturing burden and overhead costs, lower costs associated with product returns, decreased purchase discounts offered to customers and decreasing royalty expenses and amortization of non-advanced fees.

IMSI reviews its product inventories for obsolescence at the end of each reporting period. IMSI reserves a portion of its recorded inventory book value to account for its anticipated inability to sell products or the anticipated inability to sell products at a net realizable value that is greater than their recorded cost. Products that are in IMSI's inventory but are not currently being sold are fully reserved. During fiscal 2001, the Company reserved $160,000 for obsolete inventory and had net inventories of $113,000 after these reserves as of June 30, 2001.

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

IMSI amortizes capitalized software development costs on a product-by-product basis. The amortization recorded for each product is the greater of the amount computed using (a) the ratio of current gross revenues to the total of current and anticipated future gross revenues for the product or (b) the economic life of such product. During fiscal 2001, the Company did not capitalize any new software development costs. Amortization of such costs was $614,000, $979,000, and $2,429,000 in fiscal 2001, 2000 and 1999, respectively.

SALES AND MARKETING EXPENSES

IMSI's sales and marketing expenses consist primarily of salaries and benefits of sales and marketing personnel, commissions, advertising, printing, and direct mail expenses. Sales and marketing expenses in fiscal year 2001 also included $70,000 representing the write-off of a note receivable from the Executive Vice President of direct sales and marketing of the Company deemed non collectible at the end of fiscal 2001.

Very limited marketing, promotion and advertising activities were the primarily cause of the decline in IMSI's sales and marketing expenses during fiscal 2001. As a percentage of net revenues, the Company managed to keep these expenses at a slightly lower rate than the previous fiscal year in order to support its current level of sales. Cost reduction efforts associated with IMSI's fiscal year 1999 restructuring plan significantly reduced sales and marketing expenses in fiscal year 2000. In addition, the significant decrease in sales and marketing expenses during fiscal year 2000 was due to lower headcount resulting from the layoffs of employees in this department in January 2000 and to the substantial reduction of marketing and advertising activities. IMSI had 18, 19 and 69 sales and marketing personnel at June 30, 2001, 2000 and 1999, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES

IMSI's general and administrative expenses consist primarily of salaries and benefits for employees in the legal, finance, accounting, human resources, information systems and operations departments and fees to IMSI's legal and professional advisors. Also during fiscal 2001 IMSI wrote off a note receivable from a former CEO and Chairman of the Board of the Company. This note was deemed non collectible and the entire amount of $160,000 representing the note balance was charged against general and administrative expenses.

At the beginning of fiscal 1999, IMSI was in a growth pattern, increasing general and administrative expenses. When market conditions deteriorated for its products, IMSI was not able to effectively reduce these expenses due to their fixed nature. During fiscal years 2000 and 1999, IMSI had significant increases in accounting, legal and consulting fees paid to outside third parties, particularly in connection with litigation and in responding to SEC comments. The Company was able to significantly save on these expenses during fiscal 2001. IMSI had 16, 18, and 35 administrative personnel at June 30, 2001, 2000 and 1999 respectively.

RESEARCH AND DEVELOPMENT EXPENSES

IMSI's research and development expenses consist primarily of salaries and benefits for research and development employees and payments to independent contractors. IMSI had 21, 20 and 76 research and development employees at June 30, 2001, 2000 and 1999, respectively. The fiscal year 2001 decrease in absolute dollars in research and development expenses was due to IMSI reducing the services of the software development contractors outside the United States and to the substantial reduction in the development costs relating to the expansion of IMSI's product offering. IMSI did not capitalize any software acquisitions or development costs during fiscal 2001. Software acquisition and development costs in the amount of $159,000 relating to acquisitions by ArtToday were capitalized during fiscal year 2000. During fiscal 1999, the Company capitalized $3.2 million of software acquisitions and development costs.

RESTRUCTURING CHARGE

IMSI began restructuring its operations in June 1999 in response to large losses. The four major components of the restructuring plan were manufacturing and warehouse outsourcing, facilities consolidation, personnel reductions, and divestiture of non-core products to focus on high margin product lines. As of June 30, 2000, a balance of $129,000 related to restructuring charges was still accrued on the Company's books. During fiscal 2001, IMSI incurred all remaining costs bringing the accrued balance to zero.

The following table summarizes the restructuring costs in fiscal 1999 by segment:


                                                        COST OF              OPERATING
                                                       GOODS SOLD             EXPENSE
                                                    ------------------    ------------------
                                                     North                 North
                                                    America       UK      America       UK       TOTAL
                                                    -------     ------    -------     ------     ------
                                                                      (in thousands)
Write down of inventory of non-core products         $2,096       $88                            $2,184
Write down of intangibles associated with
non-core products
   License Fees                                         217                                         217
   Goodwill                                                                $    5                     5
   Prepaid Royalties                                    143                                         143
   Capitalized Software                                 159                                         159
Write down of furniture, fixtures, equipment and
  leasehold improvements:
   Novato -
      Computers and peripherals                                               150                   150
      Tenant improvements                                                     139                   139
      Furniture and fixtures                                                  109                   109
   Vacaville & Albuquerque -
      Furniture and fixtures                                                   25                    25
   U.K. -
      Furniture and fixtures                                                              41         41
Abandoned leases and associated costs:
   Novato -
      Rent                                                                    180                   180
      Broker's fee                                                             65                    65
      Excess furniture lease                                                   14                    14
      Additional walls and doors                                               29                    29
      Miscellaneous charges                                                     3                     3
   Vacaville warehouse --
      Rent                                              249                                         249
      Broker's fee                                                            103                   103
   Albuquerque tech support facility                                          110                   110
   U.K. --
      Rent                                                                                 6          6
      Labor cost for shutdown of office                                                   19         19
Warehouse transition costs                              284                                         284
Personnel reduction and severance costs:
   U.S.                                                  35                   470                   505
   U.K.                                                                                   41         41
                                                     ------       ---      ------     ------     ------
                                                     $3,183       $88      $1,402     $  107     $4,780
                                                     ======       ===      ======     ======     ======

Costs recognized related to the restructuring that were not from write-offs of existing assets or were not paid by June 30, 1999, $1,440,000 in total, were accrued and recognized as a liability at June 30, 1999.

Subsequently, the Company reversed $280,000 of the restructuring accrual during fiscal 2000: $177,000 in accrued severance costs as estimated costs were greater than actual costs due to employee attrition, and $103,000 in broker's fees for the Vacaville facility as the lease was terminated, not subleased.

The following table details the classification of cash and non-cash amounts related to the restructuring:

                            CASH         NON-CASH         TOTAL
                         ----------     ----------     ----------
RESTRUCTURING CHARGE     $  956,000     $  553,000     $1,509,000

PRODUCT COSTS               657,000      2,614,000      3,271,000
                         ----------     ----------     ----------
                         $1,613,000     $3,167,000     $4,780,000
                         ==========     ==========     ==========

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

In addition to older versions of FloorPlan, MasterClips, and TurboCAD, non-core products included current and previous versions of:

          3D Artist                         Graphics Converter             Org Plus
          CD Copier                         HiJaak                         People Scheduler
          Conversational Skills             Lumiere                        Solid Modeler
          Cookbook                          Maplinx                        TurboSketch
          Email animator                    MasterPhotos                   UpdateNow
          EASY Language                     MasterPublisher                VoiceDirect
          Family Home Collection            MultiMedia Fusion              WebArt
          Flow!                             Mouse                          Web Business Builder
          FormTool                          Net Accelerator                Year 2000

IMSI determined impairment of the inventory using a subjective estimate, product by product, of how much the inventory exceeded customer demand, looking at factors such as inventory levels at IMSI facilities and as reported by distributors, sales data from internal sources and PC Data, and marketing and sales department estimates based on historical and current market trends.

Write down of intangible assets associated with non-core products. At June 30, 1999, IMSI reviewed the intangible assets associated with non-core product lines for impairment in accordance with SFAS No. 121 and adjusted the carrying value of these assets as necessary. The Company believed these assets were impaired because it no longer manufactured or actively marketed the non-core products with which they were associated. The Company determined that the net realizable value of the intangible assets with carrying value of $525,000 was $0. The fair value of the intangible assets associated with the non-core product lines held for sale, including Easy Language and business utility product lines, was determined from then pending discussions with potential purchasers of these product lines.

The following table provides a summary of the carrying value of all assets associated with the Company's non-core products as of June 30, 1999:


                                                        WRITE-DOWN IN         ADJUSTED COST
                                 COST BASIS AT         CONNECTION WITH           BASIS AT
                                 JUNE 30, 1999          RESTRUCTURING          JUNE 30, 1999
                                 -------------          -------------          -------------
INVENTORY                            $3,263                 $2,184                 $1,079
LICENSE FEES                            217                    217                     --
GOODWILL                                  5                      5                     --
PREPAID ROYALTIES                       224                    143                     81
CAPITALIZED SOFTWARE                    336                    159                    177
                                     ------                 ------                 ------
                                     $4,045                 $2,708                 $1,337
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

Abandoned leases and associated costs. IMSI expensed a total of $778,000 for abandoned leases and associated costs in the U.S. and U.K. segments. As part of the restructuring, IMSI vacated a major portion of the office space leased at the Company's Novato headquarters and succeeded in subleasing this space and reducing monthly rental expense by $60,000. The charge for the Novato facility consisted of four months rent for the space to be subleased, the broker's fee to sublease the space, an excess furniture lease, and the cost of additional walls and doors to partition the space.

The Company estimated that about 50% of the future rental costs for the Vacaville warehouse should be accrued at June 30, 1999, along with a broker's fee to sublet the unoccupied space. Because of the reduction in product lines and corresponding reduction in the need for technical support, IMSI accrued 50% of the future rent for the Albuquerque technical support facility. Because the restructuring included the consolidation of the foreign offices, IMSI also accrued $25,000 in expenses associated with vacating the U.K. office.

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

Personnel reduction and severance costs. As part of the restructuring plan, IMSI planned to terminate 90 employees in the following departments: sales and marketing (22); general and administrative (8); manufacturing (23); and research and development (37), all of whom were terminated as of June 30, 2000.

As a result of the restructuring, IMSI anticipated reduced future costs and reduced future revenues. IMSI expected to reduce payroll costs by approximately $266,000 per month and to reduce rent costs by approximately $71,000 per month. Due to the write off of approximately $464,000 in furniture and equipment assets, depreciable over 3 to 5 years, future periods will not include the related depreciation charge. As anticipated, revenues declined substantially in fiscal years 2000 and 2001 because IMSI is marketing and selling fewer products and the demand for current products is declining.

GAIN ON PRODUCT LINE SALE

In August 1999, IMSI sold the rights to the Easy Language product line to Learnout & Hauspie for $1.7 million, of which $1.5 million was recognized in fiscal year 2000. During the first quarter of fiscal 2001 IMSI collected the remaining $200,000 pertaining to the sale and recognized that amount as a one-time gain on product line sale. During the same quarter, ArtToday (IMSI's wholly owned subsidiary) sold the domain name "Caboodles" for $85,000 and recorded a one-time gain for the same amount.

The Company also sold the rights to People Scheduler to Adaptive Software Corporation for $55,000 in fiscal 2000.

INTEREST AND OTHER EXPENSE, NET

Interest and other expenses, net include interest and penalties on debt instruments, foreign currency transaction gains and losses, and other non-recurring items.

During fiscal 2001, the Company reduced the balance on the line of credit owed to Union Bank of California by $670,000 from $4,600,000 to $3,930,000. During fiscal 2000, IMSI repaid the $750,000 balance of a term note payable to the same bank and reduced its line of credit balance by $0.8 million from $5.4 million to $4.6 million.

Although IMSI reduced its total bank obligations during fiscal 2001, and despite the overall decreasing interest rates, the penalties accrued in connection with defaults were the primary cause for the increase in interest expense.

The Company recorded interest in the amount of $410,000 related to Baystar subordinated note, $536,000 related to the Union Bank line of credit, $157,000 related to the Imageline arbitration award and $41,000 related to leases.

The Baystar agreement calls for a 1% penalty per month for each month subsequent to September 21, 1999 until the shares to be issued to Baystar are included in an effective registration statement. During fiscal 2001 the Company recorded $540,000 related to this penalty.

In accordance with the agreement with Silicon Valley Bank, the bank charged, during fiscal 2000, 5% of penalty interest above the normal nominal rate of 12% applicable on the balance of the loan upon default, which occurred on December 29, 1999. Total interest expense related to the Silicon Valley Bank obligation was $441,000 during fiscal 2001.

The decrease in interest and other expense, net, in fiscal year 2001 as compared to fiscal year 2000 was mainly attributable to the fact that, during fiscal 2000, the Company expensed the unamortized value of warrants issued in connection with debt. Because IMSI defaulted its obligations to Silicon Valley Bank and Baystar in fiscal 2000, the Company expensed the unamortized value of the warrants issued to these creditors. This amortization accounted for $1.7 million or almost 46% of interest expenses in fiscal 2000.

Imageline

Foreign currency transaction losses were $48,000, $7,000 and $235,000 in fiscal years 2001, 2000 and 1999 respectively. In the past, IMSI did not attempt to hedge its foreign currency positions. In view of the very substantial reduction in international business and denominating foreign contracts in U.S. dollars, foreign currency translation losses have been minimized.

LOSS ON DISPOSITION OF FIXED ASSETS

During fiscal 2001, and pursuant to its upgrade policy, ArtToday replaced old servers with new computer equipment costing approximately $210,000. The old servers were sold for less than their carrying book value and the Company recognized a $13,000 loss on disposition of fixed assets.

During fiscal year 2000, The Company wrote off $1,607,000 of leasehold improvements, warehouse equipment, tradeshow equipment, computer equipment, and office furniture, which were disposed of or abandoned during the Company's extensive downsizing.

LOSS ON DISPOSITION OF FOREIGN SUBSIDIARIES

On January 28, 2000, IMSI announced that it was exiting the retail software business, closing its German office and liquidating its European subsidiaries. During the first quarter of fiscal year 2000, the Company closed its United Kingdom and French offices. Liquidators assumed control of IMSI's European subsidiaries and since January 2000, the Company no longer consolidates these subsidiaries within its financial statements.

During fiscal 2000 the Company incurred a loss on liquidation of its European subsidiaries of $2,043,000. This loss included the $1,562,000 write-off of inter-company accounts receivable, the $68,000 write-off of the investment in the foreign subsidiaries and the $393,000 write-off of the foreign subsidiaries net assets. The liquidation process is proceeding according to the legal requirements of the respective countries and may still require additional time to complete. The Company does not anticipate any additional costs pertaining to the closure of the European subsidiaries and does not expect to realize any material residual value from the liquidation of their assets. Sales of the Company's products in Europe are currently generated and will continue to be generated in the foreseeable future primarily through third party licenses on which IMSI receives royalties.

ADVERSE AWARD IN IMAGELINE ARBITRATION

On January 14, 2000, Imageline, Inc. received a $2.6 million arbitration award against IMSI for intellectual property violations and attorneys' fees. The award was comprised of $1.2 million in actual damages, $1.2 in punitive damages and $0.2 million in attorneys' fees. IMSI and Imageline have entered into a Settlement agreement whereby Imageline agreed to settle the award and any and all claims against the Company. (See Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Events).

PROVISION (BENEFIT) FOR INCOME TAXES

IMSI's effective tax rate was (2.1%), 3.2% and 0.1% in fiscal 2001, fiscal 2000 and fiscal 1999, respectively. The Company has a valuation allowance of $17,358,000as of June 30, 2001 due to the uncertainty of realizing deferred tax assets, consisting primarily of loss carry forwards. The income tax expense recognized in fiscal year 2000 represents the increase in the valuation allowance in fiscal year 2000 provided against net deferred tax assets recorded as of June 30, 1999.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

In the second quarter of fiscal 2001, the Company adopted the provisions of Emerging Issues Task Force Issue 00-27 ("EITF 00-27") "Application of EITF Issue 98-5, `Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,' to Certain Convertible Instruments." EITF 00-27 is effective for transactions with a commitment date after November 16, 2000, except for the provisions relative to embedded conversion features that are effective for instruments issued since May 20, 1999. EITF 00-27 requires companies to measure a convertible instrument's beneficial conversion feature using an effective conversion price. Consequently, the conversion option embedded in a convertible instrument issued with a detachable instrument, such as a warrant, may have intrinsic value even if the conversion option is at-the-money or out-of-money at the commitment date. In May 1999, IMSI issued a convertible debt instrument to Baystar Capital that included an embedded beneficial conversion feature as calculated under EITF 00-27. The result in applying EITF 00-27 to this instrument resulted in the reporting of a cumulative effect of change in accounting principle in the amount of $285,000 in the quarter ended December 31, 2000, which caused an increase in the loss per share of $0.03 during fiscal 2001.

NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board adopted SFAS No. 141 Business Combinations and SFAS No. 142 Goodwill And Intangible Assets. SFAS No. 141 addresses the methods used to account for business combinations and requires the use of the purchase method of accounting for all combinations after June 30, 2001. SFAS No. 142 addresses the methods used to amortize intangible assets and to assess impairment of those assets, including goodwill resulting from business combinations accounted for under the purchase method. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, IMSI may elect to early adopt the statement beginning July 1, 2001. Included in IMSI's assets at June 30, 2001, is goodwill related to the acquisition of ArtToday.com and OrgPlus with a net carrying value of $596,000. Upon adoption of SFAS No. 142, IMSI will no longer amortize this goodwill, decreasing amortization expense by approximately $270,000 per year. IMSI is required to assess this goodwill for impairment in the year of adoption. The full effect of these new pronouncements on IMSI's financial position or on the results of operations is not yet determinable, and IMSI will not be able to make a decision about whether to early adopt this pronouncement until an analysis of the impairment provisions of the new standards has been completed. Under existing accounting standards, IMSI determined that no impairment of goodwill existed as of June 30, 2001. In the event that IMSI's analysis under the new guidance indicates that this goodwill is impaired, a charge to earnings in the year of adoption will be required.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities provided net cash of $697,000 and used net cash of $253,000 and $2.7 million, respectively in fiscal 2001, 2000, and 1999.

During fiscal 2001 IMSI generated cash of almost $700,000 from its operating activities despite a net loss of $1.2 million. Non-cash depreciation and amortization expenses were $2.6 million and represented a significant element in reconciling the net loss to the positive cash provided by operating activities. During fiscal 2001 net accounts receivable decreased by $103,000 as IMSI improved its collection and net inventories decreased by $76,000 as the Company freed cash usually tied to inventories. Accrued interest and penalties increased by $1.4 million during fiscal 2001 to $2.3 million from $859,000 in the previous year. This increase was due to the fact that the Company did not pay interest during fiscal 2001 except for interest related to the Union Bank debt and to the current leases. The Company's accounts payable and accrued liabilities increased as IMSI slowed its payments during fiscal 2001. Additional items that contributed to minimizing the effect of the Company's net loss on its cash provided by operating activities included, during fiscal 2001, non-cash charges of $250,000 related to forgiveness of notes receivable from affiliate parties to the Company and non-cash charges of $285,000 related to changes in accounting principle.

In fiscal 2000, despite the Company's large net loss, net cash used by operating activities was minimized because of the significant decrease in net accounts receivable, net inventories and the collection of $3.8 million of income tax refunds. During fiscal year 2000, accounts payable increased by $522,000 as IMSI slowed its payments pursuant to the standstill agreement with its creditors. Accrued liabilities also increased during the same reporting period as a result of the adverse arbitration award pertaining to the Imageline ruling. These increases in accounts payable and accrued liabilities were offset by the decrease in accrued restructuring charges and deferred revenues. In addition, non cash expenses relating to the depreciation and amortization of fixed assets and capitalized software, the write off of fixed assets and the loss on liquidation of foreign subsidiaries contributed in minimizing the cash effects of the $16.9 million net loss in fiscal year 2000.

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

IMSI's investing activities used net cash of $94,000 in fiscal 2001, provided net cash of $130,000 in fiscal year 2000 and consumed net cash of $5.7 million in fiscal 1999.

During fiscal 2001, the Company collected the remaining $200,000 from the fiscal 2000 sale of the Easy Language program to Learnout & Hauspie. These funds were previously held in an escrow account. Also during fiscal 2001, ArtToday sold the domain name "Caboodles" for $85,000 and collected the entire amount. Those proceeds from the product line and the domain name sale were not enough to finance the purchase of new equipment needed to support the Company's activities. The Company purchased $378,000 worth of equipment for cash during fiscal 2001. The Company's financial situation prevented it from using alternative financing methods to acquire those assets.

In fiscal 2000 the sale of the Easy Language product line for $1.7 million dollars contributed $1.5 million dollars to net cash provided by investing activities. The Company also sold the People Scheduler program during fiscal year 2000 for $55,000 in cash. The cash collected in connection with the Easy Language and People Scheduler sales was in part offset by the purchase of $314,000 of equipment and the acquisition of $159,000 of goodwill, trademark and brand. During fiscal 2000, the Company also collected approximately $40,000 relating to the sale of part of its fixed assets.

In fiscal 1999, net cash used by investing activities resulted primarily from the purchase of $1.2 million of equipment, the acquisition of $2.2 million of software development costs and $2.4 million of goodwill, trademark and brand. These amounts are primarily associated with the ArtToday (formally Zedcor, Inc.) acquisition and the Org Plus acquisition.

Net cash consumed by financing activities in fiscal 2001 and 2000 was $860,000 and $2.1 million respectively. Financing activities provided net cash of $10.1 million in fiscal 1999.

During fiscal 2001, IMSI reduced its total obligation to Union Bank of California by $670,000 to $3,930,000 from $4,600,000 as of June 30, 2000 and during the months of July and August 2001 IMSI further repaid Union Bank an additional $329,000 bringing the balance of all amounts due to the bank to $3,601,000. Pursuant to its merger agreement with IMSI, signed on August 31, 2001, DCDC acquired the Union Bank's note at a $1.1 million discount. Also during fiscal 2001 the Company made payments relating to capital lease obligations of $201,000 and collected $11,000 from the issuance of common stock.

In fiscal 2000, net cash used by financing activities was primarily the result of payments to Union Bank of California. IMSI reduced the balance on the credit line owed to Union Bank by $804,000 to $4.6 million. The Company also paid off the $750,000 remaining balance of a term loan owed to Union Bank during fiscal 2000. IMSI issued stock for $3,000 and made payments relating to capital lease obligations of $530,000 in fiscal 2000.

In fiscal 1999, net cash provided by financing activities resulted primarily from term loan borrowings of $7.5 million (on November 3, 1998, IMSI borrowed $2.5 million under a three-year subordinated loan facility with Silicon Valley Bank and on May 26, 1999, IMSI issued to Baystar Capital, LP a three-year $5 million principal amount 9% subordinated convertible note.) and the issuance of $6.2 million of common stock. This inflow of cash was partially offset by a net repayment of $2.5 million on IMSI's credit line from Union Bank of California.

On March 3, 1999, IMSI entered into a stock purchase agreement and related agreements with Capital Ventures International ("CVI"). Under the terms of the agreement, CVI paid IMSI $5 million for 437,637 shares of common stock. The agreement provided price protection to CVI depending on the market price of the common stock at certain future dates. Accordingly, IMSI issued an additional 2,023,363 shares to CVI in March 2000. This new issuance brought CVI's ownership of IMSI's stock to a total of 2,500,000 shares for its $5 million investment. IMSI has no further obligation to issue any additional adjustment shares or to pay other consideration to CVI and is relieved of making any further payments to CVI in connection with not yet registering the shares of stock issued to CVI. CVI also received a warrant to purchase 131,291 shares of common stock expiring March 5, 2003. The warrant is currently exercisable at $14.8525 per share.

On May 4, 1998 IMSI entered into a line of credit agreement with Union Bank under which it could borrow the lesser of $13,500,000 or 80% of eligible accounts receivable, at Union Bank's reference rate plus 1/2% or LIBOR plus 2%, at IMSI's option. IMSI borrowed approximately $10.0 million under the line of credit agreement. Union Bank also provided a $1.5 million term loan at the same interest rate. Due to IMSI's defaults under the agreements, the line of credit was changed to a non-revolving, reducing loan with no further borrowings available. The interest rate was adjusted to Union Bank's reference rate plus 3%. Under the terms of the agreements, all assets not subject to liens of other financial institutions were pledged as collateral against the loans.

During fiscal 1999 and 2000 IMSI made payments to Union Bank that decreased the total amount owed to $4,600,000; however, the loan agreements provided that all loan amounts were due as of September 30, 1999. Because of the failure to pay off the loan and because IMSI was not in compliance with financial covenants, Union Bank could have declared all loans and the obligations under the agreements to be immediately due and payable and could have commenced immediate enforcement and collection actions but it did not do so. During fiscal 2001 the Company reduced its total liabilities to Union Bank of California to $3,930,000 as of June 30, 2001 and during the months of July and August 2001 IMSI further repaid Union Bank an additional $329,000 bringing the balance of all amounts due to the bank to $3,601,000. Subsequently and pursuant to the Company's merger agreement signed on August 31, 2001 with DCDC, DCDC purchased the Union Bank debt for $2.5 million releasing IMSI from any further obligations to Union Bank of California. However, in the event the merger agreement is terminated for any reason, IMSI shall pay DCDC the Union Bank note principal in 72 equal monthly payments of $49,722 plus interest at LIBOR plus 3%.

On May 26, 1999 IMSI announced a private placement transaction with Baystar Capital, L.P. ("Baystar"). The Company issued a three year $5 million principal amount 9% Senior Subordinated Convertible Note, and a warrant to acquire 250,000 shares of IMSI's common stock, to Baystar. The note is convertible into shares of common stock. See Note 4 to the consolidated financial statements, "Convertible Subordinated Debt."

IMSI is in default on its senior subordinated convertible note with Baystar because of failure to pay a penalty for failing to have a registration statement effective no later than September 21, 1999 covering the resale of shares issuable to Baystar. The penalty is 1% per month of the principal balance outstanding. IMSI has accrued a liability of $996,000 for this penalty through June 30, 2001. Baystar has the right under the note to declare all sums due and payable but has not done so. Accordingly, the full amount of the note is recorded as a current liability. Because of the default, Baystar received the right to convert its convertible note at the price of $2 per share. Baystar converted $500,000 of the note on December 2, 1999 into common stock of IMSI at a price of $2 per share. On July 30, 2001, Baystar Capital and IMSI entered into a settlement agreement (see Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Events).

The Company's cash and cash equivalents decreased by $247,000 to $1,230,000 at June 30, 2001 from $1,477,000 at June 30, 2000. Working capital improved to a negative $17.5 million at June 30, 2001 from a negative $19 million at June 30, 2000. Current assets declined by $1.3 million during fiscal year 2001. This sharp decline was mainly the result of the decrease in cash and cash equivalents, prepaid royalties and licenses and other current assets.

Current liabilities decreased by $2.8 million in fiscal year 2001 to $20.4 million from $23.2 million at June 30, 2000. This decrease in current liabilities is attributable to the following factors:

        -       IMSI paying down its obligation to Union Bank by $670,000

        -       The substantial decline in deferred revenues by $1.2 million

        -       The reduction of $2 million in the accrued arbitration award:
                During fiscal 2001, and upon the settlement of the Imageline matter, the Company adjusted the total liability of $2.9 million arising from the arbitration award to Imageline to $833,000 representing the net present value of the settlement agreement. Furthermore, the Company reclassified $702,000 to long-term liabilities, as these payments are not due within the next twelve months.

These decreases were in part offset by increases in accrued interest and penalties on debt instruments as well as increases in accounts payable and accrued and other liabilities.

During fiscal year 2000 IMSI recorded $2.7 million relating to the Imageline arbitration award. Also, and because of the default with respect to various covenants with Baystar Capital and Silicon Valley Bank, IMSI re-classified the remaining balances of these loans to current. This contributed to the increase of the current liabilities during fiscal 2000.

IMSI defers revenues from ArtToday.com's subscriptions. ArtToday.com recognizes these revenues over twelve months from the date of purchase. Deferred revenues also include revenues related to licenses or prepaid contracts and revenues related to ArtToday.com subscriptions IMSI sold in combination with subscriptions to utility programs. Total deferred revenue decreased from $2,385,000 in fiscal 2000 to $1,173,000 in fiscal 2001. Deferred revenues from ArtToday.com's subscriptions increased to $1,161,000 from $1,108,000 as compared to fiscal year 2000. The substantial decrease in the consolidated deferred revenue balance during fiscal 2001 was attributable to the Company recognizing almost all of the previously deferred revenues relating to the sales of software containing bundled subscriptions.

If IMSI fails to raise additional capital, the negative working capital position could have a material adverse effect on its liquidity over the next year. The financial statements have been prepared on a basis that contemplates IMSI's continuation as a going concern and the realization of the Company's assets and liquidation of IMSI's liabilities in the ordinary course of business. The Company has an accumulated deficit of $44.0 million at June 30, 2001. At June 30, 2001, IMSI was also in default of various loan covenants. These matters, among others, raise substantial doubt about IMSI's ability to remain a going concern for a reasonable period of time and the auditors' report on our financial statements reflects such doubt. The financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty. IMSI's continued existence is dependent on its ability to obtain additional financing sufficient to allow it to meet its obligations as they become due and to achieve profitable operations. See Note 1 to the consolidated financial statements, "Basis of Presentation and Realization of Assets."

Historically, IMSI has financed its working capital and capital expenditure requirements primarily from retained earnings; short-term and long-term bank borrowings, capitalized leases and sales of common stock. During fiscal year 2001 IMSI relied primarily on the collection of receivables, sales of some assets and delaying its payments to vendors and lenders to fund operations. During fiscal 2001 short-term borrowings decreased by $670,000. During Fiscal 2000, long-term debt of $6.3 million was reclassified to current liabilities due to IMSI's defaults with Baystar Capital and Silicon Valley Bank.

IMSI will require additional working capital to meet its ongoing operating expenses, to develop new products, and to properly conduct business activities. The Company believes that its merger with DCDC, along with the reduction in its liabilities under planned and completed settlements, will allow IMSI to continue as a going concern, become profitable in the future and provide a remedy to its working capital needs. In addition, the Company will continue to engage in discussions with third parties concerning the sale or license of its remaining non-core product lines; the sale or license of part of its assets; and raising additional capital investment through the issuance of stock and short or long term debt financing.

The large accumulated losses of IMSI and the negative amount of shareholder's equity as of June 30, 2001 will make it difficult for IMSI to obtain new debt financing or to obtain equity financing at attractive prices. In addition, it is likely that the continuing company after the merger will require additional capital, through equity or financing arrangements.

As of June 30, 2001 IMSI had $1.2 million of cash and cash equivalents. During fiscal 2001, IMSI's operating activities generated net cash of approximately $700,000, which was more than offset by the net cash used in the Company's investing and financing activities. All these activities combined resulted in a net decrease of $247,000 in IMSI's cash balance at June 30, 2001 when compared to last year's ending cash balance. If IMSI continues to succeed in improving its financial performance, management believes it will be able to obtain the additional financing to meet the working capital needs of the Company. There can be no assurance that IMSI will be successful in its efforts.

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

IMSI has no material commitments for capital expenditures. As of June 30, 2001 the Company has no material long-term debt. Over the next five years, IMSI has obligations totaling $0.5 million under capital leases, and $0.7 million under operating leases.

FUTURE PERFORMANCE AND ADDITIONAL RISK FACTORS

PERFORMANCE AND OPERATING RESULTS CONTINUE TO DECLINE DURING FISCAL 2001. IMSI has experienced, and may continue to experience, operating losses due to a variety of factors. The following table shows IMSI's operating income (loss) and net income (loss) for the periods presented (in thousands):

                                         FISCAL 2001                                         FISCAL 2000
                           -------------------------------------               ------------------------------------
                            OPERATING                 NET INCOME                OPERATING
  QUARTER ENDING           INCOME (LOSS)                (LOSS)                 INCOME (LOSS)               NET LOSS
  --------------           -------------              ----------               -------------               --------
SEPTEMBER 30                 $    (40)                 $   (492)                 $ (2,814)                 $ (1,853)
DECEMBER 31                        21                      (799)                   (5,069)                   (9,229)
MARCH 31                         (126)                     (690)                   (1,490)                   (5,594)
JUNE 30                          (625)                      807                     1,354                      (195)
                             --------                  --------                  --------                  --------
                             $   (770)                 $ (1,174)                 $ (8,019)                 $(16,871)
                             ========                  ========                  ========                  ========

While IMSI is attempting to increase revenues and return to profitability, there is no assurance that the Company will achieve this objective. The cumulative operating losses of the last two years and IMSI's large debt raise the question of the Company's ability to continue as a going concern.

Factors that may affect operating results in the future include, but are not limited to:

        - Market acceptance of IMSI's products or those of its competitors;

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

Historically the Company's business has been affected somewhat by seasonal trends. These trends include higher net revenues in the fiscal quarter ended December 31 as a result of strong calendar year-end holiday purchases by end users of the Company's products. As a result, IMSI may experience lower net revenues in the fiscal quarters ended March 31, June 30 and September 30. IMSI normally ships products as the Company receives orders. Therefore, IMSI has historically operated with little order backlog. Sales and operating results for any quarter have depended on the volume and timing of orders received during that quarter, which IMSI cannot predict with any degree of certainty. Significant portions of IMSI's operating expenses are relatively fixed. Planned expenditures are based on sales forecasts. If revenue levels are below expectations, operating results are likely to be materially adversely affected. Without growth in revenues in any particular quarter, IMSI's fixed operating expenses could cause net income to decline when compared to the same period in the previous year or the immediately preceding quarter. In such event, the market price of the Company's common stock might be materially adversely affected. Due to all of the foregoing factors, IMSI believes that quarter-to-quarter comparisons of its operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

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

The PC software market is highly competitive. Important factors in the market include product features and functionality, quality and performance, reliability, brand recognition, ease of understanding and operation, rapid changes in technology, advertising and dealer merchandising, access to distribution channels and retail shelf space, marketing, pricing and availability and quality of support services.

Each of IMSI's major products competes with products from major independent software vendors:

        -       TurboCAD competes with AutoCAD from AutoDesk Inc.

        - FloorPlan competes with 3D Architect from Broderbund Software, Inc., Home Architect from Sierra On-Line, Home Design 3D from Expert Software, Inc. and Super Home Suite from Punch! Software.

        - MasterClips competes with Click Art from Broderbund Software Inc. and Art Explosion from Nova Development.

        -       TurboProject competes with Microsoft Project.

IMSI's strategy has been to develop graphics and design software that does not compete directly with applications or features included in operating systems and applications suites, offered by major software vendors such as Microsoft. However, such software vendors may in the future choose to expand the scope and functionality of their products to support some or all of the features currently offered by certain of IMSI's products, which could adversely affect demand for the Company's products.

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

Use of the Internet reduces barriers to entry in the software market. Software developers distribute their products online without relying on access to traditional distribution networks. Because of the proliferation of competing software developers, more products are competing for both retail shelf space and online.

There can be no assurance that IMSI's products will achieve or sustain market acceptance, and generate significant levels of revenues in subsequent years, or that the Company will have the resources required to compete successfully in the future.

IMSI HAS REDUCED AVAILABILITY OF BANK FINANCING, CREATING A RISK OF LACK OF LIQUIDITY. The Company's reduced availability of bank financing could have a material adverse effect on management's ability to execute its operating plans. IMSI currently has no borrowing availability under any credit facilities. No assurance can be given that IMSI will be successful in obtaining new sources of credit in the future. The merger with DCDC and the restructuring of the Company's debt as previously discussed do not provide the Company with any borrowing capacity.

IMSI MAY RAISE ADDITIONAL FUNDS. ADDITIONAL DILUTION, OR SENIOR RIGHTS, PREFERENCES OR PRIVILEGES MAY RESULT FROM ADDITIONAL EQUITY OR CONVERTIBLE DEBT ISSUES. Unless the merger with DCDC is completed and all of the Company's existing debts are restructured as anticipated, available funds and cash flows generated from operations will not be sufficient to meet the Company's needs for working capital and capital expenditures for the next twelve months. The Company may need to raise significant new working capital in the near future, to support operations and fund its plans. Possible plans to generate new capital include the issuance of equity, sale or licensing of product lines and the sale of assets, including IMSI's wholly owned subsidiary, ArtToday.com.

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

POTENTIAL PENALTIES FOR AGREEMENTS RELATING TO REGISTRATION OF SHARES. IMSI agreed to register for resale shares issued in 1999, including shares issued or issuable under agreements with TLC, CVI, Baystar and others. IMSI has not been able to obtain the effectiveness of these registration statements. The Company has negotiated settlements with each of these companies except TLC at this time. As of June 30, 2001, IMSI has accrued $400,000 related to the dispute with TLC. There is no guarantee that this amount will be sufficient to settle this dispute.

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

Despite testing, errors or "bugs" may still exist in new software releases. Delays in shipping new products or upgrades, as well as the discovery of errors or "bugs" after release may result in adverse publicity, customer dissatisfaction and delay or loss of product revenues. Errors or "bugs" could require significant design modification or corrective releases, and could result in an increase in product returns. IMSI cannot provide assurance that future products and upgrades will be released in a timely manner or that they will receive market acceptance, if and when released.

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

In the past, IMSI allowed distributors to return products in exchange for new products, or for credit towards future purchases, as part of stock balancing programs. Also, IMSI provided price protection to distributors when the Company reduced the price of products. End users could return products through dealers and distributors within a reasonable period from the date of purchase for a full refund. Retailers could return older versions of products. These practices are standard in the software industry. IMSI made these allowances to remain competitive with other software manufacturers. Also, there are shipping, handling and refurbishment costs associated with receiving returns and processing them for resale. While IMSI will not be directly involved with these risks and costs because of the Company's new distribution strategies, the Company's licensees and republishers will face these risks, and they could significantly reduce the profitability of these agreements.

BECAUSE A SUBSTANTIAL AMOUNT OF THE COMPANY'S REVENUE DEPENDS ON A FEW LICENSEES AND REPUBLISHERS, AN ADVERSE CHANGE IN THESE RELATIONSHIPS COULD MATERIALLY AFFECT THE COMPANY. Sales through a limited number of licensees and republishers are, and are expected to continue to be, a substantial amount of IMSI's revenues. At fiscal year end the Company's top two customers were comprised of a service bureau, Digital River, and a software republisher, ValuSoft. For the fiscal year ended June 30, 2001, these top two customers accounted for approximately 21% of net revenues.

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

In addition, effective copyright, trademark and trade secret protection may be unavailable or limited in foreign countries. The global nature of the Internet makes it virtually impossible to control the ultimate destination of IMSI's products. There can be no assurance that the steps IMSI takes will prevent misappropriation or infringement of IMSI's technology. Litigation may be necessary to protect IMSI's trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources that could have a material adverse effect on IMSI's business, operating results and financial condition. Software developers and publishers are increasingly subject to infringement claims. From time to time, IMSI has received, and may receive in the future, notice of claims of infringement of other parties' proprietary rights. IMSI investigates claims and responds, as the Company deems appropriate. IMSI cannot provide any assurance that infringement or invalidity claims, or claims for indemnification resulting from infringement claims, will not be asserted or prosecuted against the Company.

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

IMSI'S DEPENDENCE ON THIRD PARTY DEVELOPERS COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S BUSINESS, BECAUSE OF THE RISK OF LOSS OF LICENSES TO SOFTWARE DEVELOPED BY THIRD PARTIES, OR LOSS OF SUPPORT FOR THOSE LICENSES. IMSI's business strategy has historically depended in part on the Company's relationships with third-party developers, who provide products that expand the functionality of IMSI's software. Many of these licenses require payment of royalties based on revenues received by IMSI.

In other cases, IMSI may be required to pay substantial up-front royalties and development fees to software developers.

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

IMSI'S INTERNET STRATEGY CREATES ADDITIONAL COSTS AND INTRODUCES NEW UNCERTAINTIES WITH NO ASSURANCE OF RESULTS. IMSI's marketplace now has a higher emphasis on the Internet, on Internet-related services, and on content tailored for the Internet. The Company plans to take advantage of opportunities created by the Internet and online networks. During fiscal year 2000 and 2001, IMSI incurred, and expects in the future to incur, significant costs for the Company's Internet infrastructure. These costs include additions to hardware, increases in Internet personnel, acquisitions and cross licenses to drive traffic to IMSI's websites, and a transition to an Internet sales and marketing strategy.

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

IMSI MAY NOT BE ABLE TO ATTRACT AND RETAIN KEY PERSONNEL. IMSI's success depends to a significant extent on the performance and continued service of the Company's senior management and key employees. IMSI maintains no key person insurance. The Company does not have employment agreements or non-competition agreements with any of its key employees. Competition for highly skilled employees with technical, Internet, management, marketing, sales, product development and other specialized training is intense, and the supply is limited. The strong demand for these skills in the United States continued during fiscal 2001. IMSI cannot provide any assurance that the Company will be successful in attracting, motivating and retaining such personnel.

IMSI's board of directors and management experienced significant changes in fiscal 2000 and again upon the signing of the merger agreement with DCDC on August 31, 2001. On August 31, 2001 all of the members of the DCDC Board of Directors were appointed to the IMSI Board and all pre-existing members of the IMSI Board except for Robert Mayer resigned from the Board. Martin Wade, current CEO of DCDC was appointed CEO of IMSI.

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

IMSI'S RELIANCE ON OUTSOURCING COULD MATERIALLY ADVERSELY AFFECT OPERATING RESULTS BECAUSE OF LACK OF SUPPLY. IMSI outsources most of the production of the Company's products. Production primarily involves duplication of media and printing user manuals and packaging materials. IMSI intends to continue outsourcing in the future, as long as it is economically sound to do so. IMSI believes that the Company has adequate alternative suppliers of outsourcing services. But the loss of a supplier, or the inability to obtain contract services, could materially adversely affect IMSI's operating results.

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

The stock market experiences extreme price and volume fluctuations that have particularly affected the market prices for stock in technology companies. Price fluctuations in technology stock prices are often unrelated or disproportionate to the operating performance of technology companies. Although the trading prices of many technology companies' stocks have retreated from their historical highs, they continue to reflect price to earnings ratios substantially above historical levels. IMSI cannot provide any assurance that these trading prices and price to earnings ratios will be sustained. The market price of the Company's common stock may be adversely affected by these broad market factors.

IMSI stock trades on the OTC Bulletin Board. As a result, investors could find it more difficult to dispose of, or to obtain accurate quotations of the market value of, the stock as compared to securities that are traded on the NASDAQ trading market or on an exchange. In addition, trading in IMSI's common stock is covered by what is are commonly known as the "Penny Stock Rules." These rules require brokers to provide additional disclosure in connection with any trades involving a stock defined as a "penny stock," including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks related to trading in these stocks.

IMSI'S REGISTRATION OF A SIGNIFICANT NUMBER OF SHARES FOR POSSIBLE PUBLIC RESALE COULD ADVERSELY AFFECT THE MARKET PRICE OF THE COMPANY'S COMMON STOCK. On October 9, 2001, IMSI had 9,738,542 shares outstanding, of which 9,694,352 were registered for resale or otherwise freely tradable under Rule 144. An additional 24,148 are available for limited resale under Rule 144. Pursuant to the merger agreement between DCDC and IMSI signed August 31, 2001, IMSI will be issuing approximately 10 million new shares of common stock to DCDC shareholders for which the Company intends to file a registration statement. The resale of large blocks of shares could adversely affect the market price of the Company's common stock.

IMSI'S BOARD OF DIRECTORS MAY ISSUE PREFERRED STOCK TO PREVENT A TAKEOVER. The Board of Directors is authorized to issue up to 20,000,000 shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the shareholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of delaying, deferring or preventing a change in control of IMSI. IMSI has no current plans to issue shares of Preferred Stock, and until the completion of the merger, the issuance of any preferred shares would violate the merger agreement with DCDC.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Historically, IMSI was exposed to interest rate and foreign currency fluctuations. IMSI's objective in managing its exposure to interest rate changes and foreign currency fluctuations was to limit the impact of interest rate changes on earnings and cash flow and to lower its overall borrowing costs.

The Company's exposure to market risk with respect to financial instruments is primarily related to changes in interest rates with respect to borrowing activities, which may adversely affect the Company's financial position, results of operations and cash flows. All IMSI's debt is denominated in US Dollars. The Company does not use financial instruments for trading or other speculative purposes and is not party to any derivative financial instruments.

To a lesser degree, IMSI is still exposed to market risk from foreign currency fluctuations associated with its Australian operations. Most of IMSI's international revenues are now denominated in U.S. Dollars. Consequently the exposure to foreign currency fluctuations is minimal. IMSI does not hedge interest rate or foreign currency exposure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements and the financial statement schedule are attached as an exhibit at Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

On August 31, 2001, Martin Wade III was named chief executive officer and Gordon Landies was named president of IMSI, following the resignation of Geoffrey Koblick as president and chief executive officer. Also on August 31, 2001, Paul Jakab was named chief operating officer of IMSI and Vincent DeLorenzo replaced Jeffrey Morgan, who stepped down, as chief financial officer. Simultaneous to this event, the entire IMSI board of directors, with the exception of Robert Mayer, stepped down and was replaced by the board of directors of DCDC, pursuant to the plan of merger signed by the two companies on August 31, 2001.

DIRECTORS

The names of all members of the Board of Directors of IMSI, and information about them as of September 25, 2001 are set forth below:

      NAME                    AGE                      OCCUPATION                                        SINCE
      ----                    ---                      ----------                                        -----
Bruce Galloway(1)(3)(4)        43       Managing Director, Burnham Securities Inc                        2001
Martin Wade, III(3)            52       President and Chief Executive Officer of the Company             2001
Skuli Thorvaldsson             60       Individual Investor                                              2001
Gary Herman(3)                 37       Associate Managing Director, Burnham Securities Inc              2001
Donald Perlyn(1)               58       Executive Vice President, Nathan's Famous, Inc                   2001

Maurice Sonnenberg(1)(2)       65       Senior International Advisor, Bear Stearns & Co and              2001
                                        Manatt, Phelps and Philips, LLP
Evan Binn(2)                   62       Director                                                         2001
Sigurdur Jon Bjornsson         35       Vice President and Financial director, EFA Venture Inc           2001
Robert Mayer                   47       Executive Vice President of the Company                          2000

----------------
(1)               Member of the Compensation Committee.

(2)               Member of the Audit Committee.

(3)               Member of the Executive Committee.

(4)               Chairman of Board of Directors


BRUCE R. GALLOWAY. Mr. Galloway became a director of IMSI in August 2001, pursuant to the merger agreement between IMSI and DCDC signed on August 31, 2001. Mr. Galloway has been Chairman of the Board of Directors of DCDC since May 1996. Mr. Galloway is currently a managing director of Burnham Securities Inc., an NASD Broker/Dealer and investment bank based in New York. He is currently the Chairman of Arthur Treacher's, Inc., Datametrics Corporation and Digital Systems Group, Inc., as well as a director of Waiters.com, Inc. Prior to joining Burnham in 1993, Mr. Galloway was a senior vice president at Oppenheimer & Company, an investment bank and NASD Broker/Dealer based in New York, from 1991 through 1993. Mr. Galloway holds a B.A. degree in Economics from Hobart College and an M.B.A. in Finance from New York University's Stern Graduate School of Business.

MARTIN WADE III. Mr. Wade became a director and CEO of IMSI pursuant to the merger agreement between IMSI and DCDC. Mr. Wade also serves as CEO of DCDC. He brings to the Company a proven track record in mergers and acquisitions and investment banking. Prior to joining DCDC in 2000, Mr. Wade served from 1998 to 2000 as an M&A banker at Prudential Securities and from 1996 to 1998 as a managing director in M&A at Salomon Brothers. From 1991 to 1996, Mr. Wade was National Head of Investment at C.J. Lawrence, Morgan Grenfell, where he was appointed to the Board of Directors. Martin Wade also spent six years in the M&A at Bankers Trust and eight years at Lehman Brothers Kuhn Loeb. Mr. Wade is credited with participating in over 200 M&A transactions involving various clients such as, Nike, Cornerstone National Gas Company, Handmark Graphics and Redken Laboratories, Inc. Mr. Wade was previously National Head of Investment Banking for Price Waterhouse in the mid 1990's. He is also a member of the Board of Directors for DiMon (NYSE: DMN) and Energy Transfer Group of Dallas, Texas.

SKULI THORVALDSSON. Mr. Thorvaldsson became a director of IMSI in August 2001, pursuant to the merger agreement between IMSI and DCDC. Mr. Thorvaldsson has been Vice Chairman of the Board of Directors of DCDC since May 1996. Mr. Thorvaldsson has various diversified interests in food court services, travel agency and pork processing. He is also a master franchisee of Domino's Pizza in Scandinavia. Mr. Thorvaldsson is a director of Allied Resources Corp. Mr. Thorvaldsson graduated from the Commercial College of Iceland and the University of Barcelona. Mr. Thorvaldsson received his Degree in Law from the University of Iceland.

GARY HERMAN. Mr. Herman became a director of IMSI in August 2001, pursuant to the merger agreement between IMSI and DCDC. Mr. Herman joined Burnham Securities in 1997 and is currently an Associate Managing Director in the Galloway Division. Prior to joining Burnham, he was the managing partner of Kingshill Group, Inc., a merchant banking and financial firm with offices in New York and Tokyo. Mr. Herman is currently a director of Digital Creative Development Corp., Datametrics Corp., Arthur Treacher's, Inc., Comstar Interactive Inc., Heavy.com, Inc. and the NYC Industrial Development Agency. Mr. Herman has a B.S. from the State University of New York at Albany.

DONALD PERLYN. Mr. Perlyn became a director of IMSI in August 2001, pursuant to the merger agreement between IMSI and DCDC. He was elected to the Board of Directors of DCDC in November 1998. Mr. Perlyn joined Miami Subs Corporation in May 1989. He was promoted to the position of President of Miami Subs Corporation in July of 1998. In October of 1999 and as a result of the acquisition of Miami Subs Corp. by Nathan's Famous Inc. (a DCDC subsidiary) Mr. Perlyn assumed the position of Executive Vice President of Nathan's Famous, Inc. in addition to his responsibilities at Miami Subs. Mr. Perlyn is also a member of the Board of Directors of Nathan's Famous, Inc. Mr. Perlyn is an attorney and a 32 year veteran of the of the restaurant industry with extensive experience in restaurant development, operations and franchising.

MAURICE SONNENBERG. Mr. Sonnenberg became a director of IMSI in August 2001, pursuant to the merger agreement between IMSI and DCDC. He was elected to the Board of Directors of DCDC in November 1998. Mr. Sonnenberg has served as an advisor to five United States Presidential Administrations on matters of finance, international trade, foreign policy and intelligence matters. Among his vocational activities he presently serves as the Senior International Advisor to the investment-banking firm of Bear Stearns & Co. Inc. and as the Senior International Advisor to the law firm of Manatt, Phelps and Philips, LLP (with offices in Washington DC and Los Angeles).

EVAN BINN. Mr. Binn became a director of IMSI in August 2001, pursuant to the merger agreement between IMSI and DCDC. Mr. Binn was elected to the Board of Directors of DCDC in November 1998. Mr. Binn received his bachelor's degree from University of California at Los Angeles and is a certified public accountant in California. He is a member of the California Society of Certified Public Accountants and has maintained a practice in Los Angeles, California for thirty-seven years.

SIGURDUR JON BJORNSSON. Mr. Bjornsson became a director of IMSI in August 2001, pursuant to the merger agreement between IMSI and DCDC. In March 2000, Mr. Bjornsson was elected to the Board of Directors of DCDC. Mr. Bjornsson currently serves as Vice President and Financial director of EFA Venture Inc., a venture capital firm that he joined in July 1997. Before joining EFA Venture, Inc., Mr. Bjornsson served as a sales manager at Icelandic American Trading Company (the sole distributor and marketer of Protector and Gamble products in Iceland). Mr. Bjornsson also serves on a number of corporate boards in Iceland, including Icebird Airline, Scandinavian Pizza Company, New Industries, and Betware.com Ltd. Mr. Bjornsson graduated from the University of Iceland with a BS major in Business Finance in 1993.

ROBERT MAYER became a director in February 2000. Mr. Mayer served as the Company's Vice President of Sales from 1990 until 1995 and then as Executive Vice President of Worldwide Sales until March 2000 when he left the Company to serve as a Vice President at Adventa.com, Inc. Mr. Mayer rejoined the IMSI team in November 2000 as Executive Vice President. Mr. Mayer also served as a director from 1985 until May 1999. Mr. Mayer received a Bachelors of Arts degree from the University of California at Berkeley, and Masters of Science degree from the University of Washington.

EXECUTIVE OFFICERS

GORDON LANDIES. Mr. Landies joined IMSI on September 1, 2001 as President subsequent to the merger agreement between IMSI and DCDC. He brings to the Company 17 years of experience in management of software companies. Before joining IMSI Mr. Landies was a consultant and managing partner in GL Ventures, LLC providing services to software publishing and media companies. In 1999, Mr. Landies was the General Manager of the Home and Game division of Mattel Interactive. From 1994 to 1998 Mr. Landies held positions of Senior Vice President of sales and Executive Vice President for Mindscape, a $100+ million consumer software company. From 1990 to 1994 he was Vice President of sales for The Software Toolworks. Mr. Landies previously served on the Board of Directors of IMSI from 1995 to 1998 as well as on the Boards of Directors of Mindscape, Inc, Entertainment Universe, Inc. and several other private organizations. Mr. Landies graduated in 1981 from Northern Illinois University with a Masters of Business Administration and holds a B.S. in economics from Elmhurt College.

PAUL JAKAB. Mr. Jakab rejoined IMSI on September 1, 2001 as Chief Operating Officer subsequent to the signing of the merger agreement between IMSI and DCDC. Until May 2001 Mr. Jakab had been Executive Vice President, International Sales and Business development for IMSI. He brings to the Company more than twenty years of management experience with a variety of technology companies. Before joining IMSI, Mr. Jakab worked with a variety of Internet companies in a consulting capacity, and until 1998 Mr. Jakab was responsible for the international software business of Mindscape, Inc. From 1991 until 1994 Mr. Jakab was the general counsel of Mindscape and advised the company on a full range of legal issues. In the 1980's Mr. Jakab served as general counsel or corporate counsel to Silicon Valley companies Atari, Inc., Apple Computer, and Worlds of Wonder, Inc. Mr. Jakab holds an M.B.A. from Stanford University, a J.D. from Columbia University and a B.A. from Harvard College. He is also a member of both the California and Washington, D.C. bar associations.

VINCENT DELORENZO. Mr. DeLorenzo joined IMSI on September 1, 2001 as Chief Financial Officer subsequent to the signing of the merger agreement between IMSI and DCDC. Mr. DeLorenzo is also the CFO of DCDC. Prior to joining DCDC, Mr. DeLorenzo successfully owned and operated three retail automotive franchises with annual sales of over $45 million. From 1989 to 1993 he served as Chief Financial Officer and Deputy CEO of a privately held $400 million vertically integrated retail automotive company. Beginning in 1971, Mr. DeLorenzo was with Kidde, Inc., a $3 billion conglomerate, where he served as Vice President of Finance. He was responsible for acquisitions and divestitures, all public and regulatory reporting, and financial planning and forecasting for domestic and international subsidiaries. He began his career with Price Waterhouse & Co.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded, earned or paid for services rendered in all capacities to the Company and its subsidiaries during each of the fiscal years ended June 30, 2001, 2000 and 1999 to (i) the Company's chief executive officer during fiscal 2001; and (ii) the Company's four most highly compensated executive officers other than the CEO who were serving as executive officers at the end of fiscal 2001.

                           SUMMARY COMPENSATION TABLE

                                                           ANNUAL COMPENSATION                                  LONG-TERM
                                     -------------------------------------------------------------------       COMPENSATION
                                                                                          OTHER                   AWARDS
NAME AND                             FISCAL                                               ANNUAL                SECURITIES
PRINCIPAL POSITIONS                   YEAR       SALARY($)(1)       BONUS($)(1)       COMPENSATION($)(2)    UNDERLYING OPTIONS
-------------------                  ------      ------------       -----------       ------------------    ------------------
Geoffrey B. Koblick(3)                2001         211,875             20,450              9,314                       --
President and Chief                   2000         222,099                 --              7,661                  280,750
Executive Officer                     1999         200,000              9,706              7,252                       --

Michael Gariepy(4)                    2001         169,125                 --                 --                       --
Vice President and General            2000          77,682                 --                 --                       --
Manager of Design.net Project         1999         127,421                 --              2,990                  206,672

Peter Gariepy(5)                      2001         142,581              5,000                 --                       --
President of ArtToday.com             2000         133,000              5,000                 --                   10,672
                                      1999         177,816                 --              2,990                       --

Jeffrey Morgan(6)                     2001         132,604
                                      2000          43,901                 --                 --                  125,000

Kathleen Mountanos(7)                 2001         141,188             50,239                                          --
Vice President North                  2000         130,516             56,987                 --                  132,625
American Sales                        1999          68,282             68,554                 --                       --

Robert Mayer(8)(9)                    2001         107,638             26,887             69,675                       --
Executive Vice President,             2000         162,763                 --              5,032                  132,500
Worldwide Sales                       1999         180,009              4,162              7,367                       --

---------------------

(1) Amounts stated above are the actual amounts received. Amounts paid in fiscal 2001 are based upon the following annual salaries: Koblick $220,000, M. Gariepy $180,000, P. Gariepy $149,000, Mountanos $150,000,
        Morgan $150,000 and Mayer $180,000. On May 15, 2001 all the executives accepted a reduction in their annual salaries to $120,000 Mr. Koblick's salary for 2000 includes $108,333 of severance.

(2) Includes payments of medical and dental insurance premiums by the Company.

(3) Mr. Koblick was the previous Chief Operating Officer, Chairman of the Board of Directors and General Counsel until May 1999. From July 1999 until January 2000, Mr. Koblick was paid severance, and he served as a Consultant to the Company. Mr. Koblick rejoined the Company as President and Chief Executive Officer on February 15, 2000. He resigned from his position with IMSI on August 31, 2001.

(4) Mr. Michael Gariepy served as Vice President of Sales for ArtToday.com until August 2, 1999. Mr. Gariepy rejoined the Company in his current role on February 28, 2000.

(5) Mr. Peter Gariepy has been with ArtToday.com since the company's founding in 1987 and was named President in July 1999.

(6) Mr. Morgan joined IMSI in February 2000 as Chief Financial Officer. He resigned from his position with IMSI on August 31, 2001.

(7) Ms. Mountanos has been employed by IMSI for 7 years, and was named Vice President of North American sales on July 1, 1999.


(8) Mr. Mayer worked for IMSI on a full-time basis through March 31, 2000, at which time he became a consultant to the Company. Mr. Mayer rejoined the Company in his current capacity in November 2000.


(9) Includes the forgiveness in June 2001 of a note receivable owed by Mr. Mayer to IMSI in the amount of $69,675.

OPTION GRANTS

During fiscal 2001 there were no individual grants of options to acquire the Company's Common Stock to any Named Person.

OPTIONS EXERCISED

The following table sets forth information with respect to the options exercised during fiscal 2001 by the Named Persons, including the aggregate value of gains on the date of exercise. In addition, this table includes the number of shares covered by both exercisable and non-exercisable stock options as of June 30, 2001. Also reported are the values for "in-the-money" options, which represent the positive spread between the exercise price of any such existing stock options and the fiscal year-end price of the Common Stock.

             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                            FY-END OPTION/SAR VALUES



                                                                          NUMBER OF UNEXERCISED          VALUE OF UNEXERCISED
                                                                              OPTIONS/SARS                IN-THE-MONEY OPTIONS
                                                                         AT JUNE 30, 2001 (1)(2)         AT JUNE 30, 2001 ($)(3)
                                                      VALUE             -------------------------       -------------------------
NAME                                EXERCISE #       REALIZED($)        EXERCISABLE/UNEXERCISABLE       EXERCISABLE/UNEXERCISABLE
----                                ----------       -----------        -------------------------       -------------------------
Geoffrey B. Koblick                    --               --                    136,665/273,335                     0/0

Michael Gariepy                        --               --                     66,666/133,334                     0/0

Peter Gariepy                          --               --                        6,000/9,000                     0/0

Robert Mayer                           --               --                     133,195/21,805                     0/0

Kathleen Mountanos                     --               --                      60,663/73,987                     0/0

Jeffrey Morgan                         --               --                      41,666/83,334                     0/0

(1) These options, which have a four-year vesting period, become exercisable over time based on continuous employment with the Company and in certain cases are subject to various performance criteria or vest in full upon acquisition of the Company. As of August 31, 2001 all of the options became fully exercisable when the Company signed the plan of merger with DCDC and underwent a change in control.

(2) Does not include options held by Geoffrey B. Koblick and Michael Gariepy in the Company's subsidiary, ArtToday.com, exercisable at $15.43 per share.

(3) Based on the difference between the market price of the Common Stock at June 30, 2001 ($.28 per share), and the aggregate exercise prices of options shown in the table.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of October 9, 2001, the beneficial ownership of the Company's Common Stock by (i) each person who is known by the Company to own of record or beneficially more than five percent (5%) of the Company's Common Stock, (ii) each director or nominee, (iii) each other executive officer named in the Summary Compensation Table, above in Item 11, and (iv) all directors and executive officers as a group. Except as otherwise indicated, the shareholders listed in the table have sole voting and dispositive power with respect to the shares indicated, subject to community property laws where applicable. The business address of Capital Ventures International is in care of Heights Capital Management, 425 California Street, Suite 1100, San Francisco, California 94104. The business address of Baystar Capital L.P. is 505 Montgomery Street, 20th Floor, San Francisco, California 94111. The business address of ROI Capital Management is 17 East Sir Francis Drake Boulevard, Suite 225, Larkspur, California 94939. The business address of Messrs. Mayer, Koblick, Michael Gariepy, Landies, Jakab, and Ms. Mountanos is 75 Rowland Way, Novato, California 94945. The business address of Mr. Morgan is 3208 Roger Avenue, Walnut Creek, California 94596. The business address of Mr. Peter Gariepy is 3720 North Dodge, Suite Z, Tucson, Arizona, 85716. The business address of Mr. Boyer is 17 East Sir Francis Drake Boulevard, Suite 225, Larkspur, California 94939. The business address of Mr. Hall is 2600 Campus Drive, Suite 205, San Mateo, California, 94413. The business address of Mr. Sonnenberg is 245 Park Avenue, 19TH floor, New York, New York 10167. The business address of Mr. Perlyn is 6300 Northwest 31st Avenue, Ft. Lauderdale, Florida 33309. The business address of Mr. Binn is 7240 Hayvenhurst Avenue, Suite 230, Van Nuys, California 91406. The business address of Mr. Bjornsson is Sidumuli 28, 108 Reykjavik, Iceland. The business address of Messrs Galloway and Herman is 1325 6th Avenue, New York, New York 10019. The business address of Mr. Wade and Mr. DeLorenzo is 67 Irving Place North 4th floor, New York, New York 10003. The business address of Mr. Thorvaldsson is Bergstadastraeti 77, 101 Reykjavik, Iceland.

NAME AND ADDRESS
OF BENEFICIAL OWNER           SHARES BENEFICIALLY OWNED (1)   PERCENTAGE OF CLASS(1)
-------------------           -----------------------------   ----------------------
Capital Ventures, Inc (2)               2,631,291                   26.71%
Geoffrey Koblick                          807,600                    7.95%
Baystar Capital, L.P. (3)                 745,894                    7.31%
Mark Boyer                                662,265                    6.75%
Michael Gariepy                           587,306                    5.91%
Robert Mayer                              584,586                    5.90%
ROI Capital Management                    521,765                    5.37%
Gordon Landies                            364,560                    3.62%
Kathleen Mountanos                        163,250                    1.65%
Jeffrey Morgan                            125,000                    1.27%
Richard Hall                              107,663                    1.10%
Paul Jakab                                104,999                    1.07%
Peter Gariepy                              80,951                       *
Martin Wade                                    --                      --
Vincent DeLorenzo                              --                      --
Bruce Galloway                                 --                      --
Skuli Thorvaldsson                             --                      --
Gary Herman                                    --                      --
Donald Perlyn                                  --                      --
Maurice Sonnenberg                             --                      --
Evan Binn                                      --                      --
Sigurdur Jon Bjornsson                         --                      --


All directors and executive
  officers as a group (19 persons)      3,588,180                   31.21%

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


(3) Includes 242,010 shares issuable to Baystar on the conversion of a note and 250,000 shares issuable to Baystar on the exercise of a warrant.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During fiscal 2001, the Company forgave a note receivable from Martin Sacks, former President and Chief Executive Officer of IMSI. The note, deemed non recoverable, amounted to $160,598.

In May 2000, IMSI licensed certain rights related to Org Plus to Human Concepts, Inc; a company controlled by Mr. Martin Sacks the former President and CEO of IMSI. Human Concepts, Inc. took over development of the product and pays IMSI royalties on sales of the product. IMSI also retained rights to sell to certain customers. Net revenues from sales of OrgPlus were approximately $1.5 million during fiscal year 2001.

The Company also forgave during fiscal 2001 a note owed by Robert Mayer who currently serves as Executive Vice President of direct sales and marketing. The note amounted to $69,675.

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

Also, Jeffrey B. Morgan, former Chief Financial Officer of the Company, received a $75,000 severance package when he resigned his position with the Company on August 31, 2001. The agreement calls for payments of $60,000 (representing 50% of Mr. Morgan's annual base salary) payable in 12 equal installments starting in September 2001 and a $15,000 payment made in September 2001.

As of September 2001 the Company entered into individual management agreements with Gordon Landies and Paul Jakab pursuant to which Mr. Landies was named President of the Company and Mr. Jakab was named Chief Operating Officer of the Company. As compensation for their services, each executive is to receive a monthly base salary of $13,000; options or warrants totaling 350,000; a quarterly bonus of up to 25% of their base pay, depending upon the extent to which profit and cash goals (to be agreed to by the Company's Executive Committee) are met; and the right to participate in the Company's benefit plans.

Also in September 2000, the Company entered into a six-month management agreement with DCDC to formalize the arrangement whereby DCDC is to provide management services to the Company in connection with the Company's day-to-day business in exchange for a fee of $50,000 per month. Specifically, DCDC (through Martin Wade acting as the Company's CEO, Vincent De Lorenzo acting as CFO, and from time to time various assistants to the CFO) will provide the Company advisory services in the areas of financial management, insurance, investment banking, and business planning, among others.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) DOCUMENTS FILED AS PART OF THIS ANNUAL REPORT ON FORM 10-K:

1.      Financial Statements

        Independent Auditors' Report for the years ended June 30, 2001, 2000 and 1999                                   51

        Consolidated Balance Sheets at June 30, 2001 and 2000                                                           52

        Consolidated Statements of Operations for the years ended June 30, 2001, 2000, and 1999                         53

        Consolidated Statements of Shareholders' Equity for the years ended June 30, 2001, 2000, and 1999               54

        Consolidated Statements of Cash Flows for the years ended June 30, 2001, 2000, and 1999                         55-56

        Notes to Consolidated Financial Statements                                                                      57

2.      Financial Statement Schedule

        Schedule II - Valuation and Qualifying Accounts for the years ended June 30, 2001, 2000, and 1999               77

(b)     REPORTS ON FORM 8-K:                                                                                            78

(c)     EXHIBITS:  SEE EXHIBIT INDEX                                                                                    82

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
International Microcomputer Software, Inc.

We have audited the accompanying consolidated balance sheets of International Microcomputer Software, Inc. and subsidiaries (the "Company") as of June 30, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Microcomputer Software, Inc. and subsidiaries as of June 30, 2001 and 2000, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II as listed in the Index at Item 14(a) 2 for each of the years ended June 30, 2001, 2000 and 1999. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $1,174,000 during the year ended June 30, 2001, and, as of that date, the Company's current liabilities exceeded its current assets by $17,480,000 and it was in default under its lending agreements. These factors, among others, as discussed in Note 1 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ GRANT THORNTON LLP
----------------------------

San Francisco, California

September 28, 2001, except for Note 13 and the last sentence of Note 4 as to which the date is October 9, 2001

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     JUNE 30
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                          2001            2000
                                                                        --------        --------
ASSETS
Current assets:
     Cash and cash equivalents                                          $  1,230        $  1,477
     Receivables, less allowances for doubtful accounts,
         discounts and returns of $182 and $995                              940           1,043
     Inventories                                                             113             189
     Prepaid royalties and licenses                                          229           1,087
     Other current assets                                                    362             390
                                                                        --------        --------
     Total current assets                                                  2,874           4,186
     Fixed assets, net                                                       580             770
     Capitalized software development costs, net                           1,305           1,918
     Capitalized brand and goodwill, net                                   1,229           1,760
                                                                        --------        --------
         Total assets                                                   $  5,988        $  8,634
                                                                        ========        ========

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
     Current portion of long-term debt                                  $ 11,682        $ 12,430
     Trade accounts payable                                                2,358           2,514
     Accrued interest and penalties payable                                2,293             859
     Accrued and other liabilities                                         2,717           2,151
     Accrued restructuring charges                                            --             129
     Accrued arbitration award                                               131           2,717
     Deferred revenue                                                      1,173           2,385
                                                                        --------        --------
         Total current liabilities                                        20,354          23,185

Accrued arbitration award                                                    702              --
Long-term debt and other obligations                                         179             302
                                                                        --------        --------
         Total liabilities                                                21,235          23,487

Shareholders' Deficit:
Common stock, no par value; 300,000,000 authorized;
   Issued and outstanding 9,695,740 in 2001 and 9,469,366 in 2000         28,754          28,271
Accumulated deficit                                                      (44,008)        (42,834)
Accumulated other comprehensive income (loss)                                  7              (3)
Notes receivable from shareholders                                            --            (250)
Deferred compensation                                                         --             (37)
                                                                        --------        --------
         Total shareholders' deficit                                     (15,247)        (14,853)

                                                                        --------        --------
Total liabilities and shareholders' deficit                             $  5,988        $  8,634
                                                                        ========        ========


                 See Notes to Consolidated Financial Statements

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                               YEARS ENDED JUNE 30
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                               2001              2000              1999
                                             --------          --------          --------
Net revenues                                 $ 12,245          $ 19,162          $ 37,679
Product costs                                   3,406            10,190            25,424
                                             --------          --------          --------
Gross margin                                    8,839             8,972            12,255
Costs and expenses:
Sales and marketing                             2,732             5,420            18,387
General and administrative                      4,243             7,848             8,181
Research and development                        2,634             4,003             8,069
Restructuring charge                               --              (280)            1,508
                                             --------          --------          --------
Total operating expenses                        9,609            16,991            36,145
Operating loss                                   (770)           (8,019)          (23,890)

Other income (expense):
Gain on product line sales                        285             1,490                --
Interest and other expense, net                (2,164)           (3,725)           (1,880)
Loss on disposition of fixed assets               (13)           (1,607)               --
Loss on liquidation of foreign
  subsidiaries                                     --            (2,043)               --
Settlement agreements                            (287)               --                --
Arbitration award                               2,041            (2,435)               --
                                             --------          --------          --------
Total other expense                              (138)           (8,320)           (1,880)
                                             --------          --------          --------
Loss from continuing operations
  before income taxes                            (908)          (16,339)          (25,770)
Income tax expense (benefit)                      (19)              532               237
                                             --------          --------          --------
Loss from continuing operations                  (889)          (16,871)          (26,007)
Cumulative effect of change in
  accounting principle                           (285)               --                --
Extraordinary loss on
  extinguishment of debt                           --                --              (959)
                                             --------          --------          --------
Net loss                                     $ (1,174)         $(16,871)         $(26,966)
                                             ========          ========          ========
Basic and diluted loss per share             $  (0.12)         $  (2.22)         $  (4.30)
                                             ========          ========          ========
Shares used in calculating basic and
  diluted per share information:                9,687             7,590             6,275


                 See Notes to Consolidated Financial Statements

           INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    YEARS ENDED JUNE 30, 2001, 2000, AND 1999

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                Accumulated
                                                    Retained        Other                       Notes
                               Common Stock         Earnings    Comprehensive  Comprehensive   Receivable
                           ---------------------  (Accumulated     Income         Income          from       Deferred
                             Shares      Amount      Deficit)      (Loss)         (Loss)      Shareholders  Compensation    Total
                           ---------   ---------  ------------- -------------  -------------  ------------  ------------  ---------
BALANCE AT
 JUNE 30, 1998             5,684,179   $  12,718    $   1,003    $     (25)                     $    (285)    $      --   $  13,411
 Issuance of common
   stock under
   stock bonus and
   option plans              163,365         960                                                                                960
 Issuance of
   common stock
   related to:
     Acquisitions            194,508       1,107                                                                              1,107
     Settlement of
      debt                   503,913       5,696                                                                              5,696
     ArtToday.com
      agreement               50,476         311                                                                                311
   Capital Ventures
      agreement              437,637       5,000                                                                              5,000
   Value attributed
      to warrants:
      Silicon Valley Bank                    776                                                                                776
      Baystar Capital, L.P.                1,162                                                                              1,162
 Common stock
   received in
   satisfaction of
   receivable                (20,000)       (320)                                                                              (320)
 Forgiveness of
   note receivable
   from shareholder                                                                                    35                        35
 Deferred
   compensation                              116                                                                                116
 Net loss                                             (26,966)                  $ (26,966)                                  (26,966)
 Foreign currency
   translation
   adjustment                                                          154            154                                       154
                                                                                =========
 Comprehensive Loss                                                             $ (26,812)
                           =========   =========    =========    =========      ---------       =========     =========   =========

BALANCE AT JUNE 30, 1999   7,014,078      27,526      (25,963)         129                          (250)           --        1,442
                           ---------   ---------  ------------- -------------  ----------       ---------     ---------   ---------
 Issuance of common
   stock under
   stock bonus and
   option plans                7,000           3                                                                                  3
 Issuance of
   common stock
   related to:
     Price
     Protection
     agreement with
     Capital
     Ventures              2,062,363                                                                                             --
 Settlement of debt          385,925         628                                                                    (37)        591
 Liquidation of
   subsidiaries                                                        (139)    $    (139)                                     (139)
 Issuance of
   warrants                                  114                                                                                114
 Net loss                                             (16,871)                    (16,871)                                  (16,871)
 Foreign currency
   translation
   adjustment                                                            7              7                                         7
                                                                                =========
 Comprehensive Loss                                                             $ (17,003)
                           =========   =========    =========    =========      =========       =========     =========   =========
BALANCE AT
 JUNE 30, 2000             9,469,366   $  28,271    $ (42,834)   $      (3)                     $    (250)    $     (37)  $ (14,853)
                           =========   =========    =========    =========                      =========     =========   =========
 Issuance of common
   stock under
   stock bonus and
   option plans               41,369          11                                                                                 11
 Deferred
   compensation                                                                                                      37          37
 Issuance of
   common stock
   related to:
     Settlement
      (ArtToday.com)         185,005         187                                                                                187
 Forgiveness of
   shareholder
   receivable                                                                                         250                       250
 Net loss
   (before
   cumulative effect
   of change in
   accounting
   principle)                                            (889)                  $    (889)                                     (889)
 Cumulative effect
   of change in
   accounting
   principle                                 285         (285)                       (285)                                       --
 Foreign currency
   translation
   adjustment                                                            10            10                                        10
                                                                                =========
 Comprehensive Loss                                                             $  (1,164)
                           =========   =========    =========    =========      =========       =========     =========   =========
BALANCE AT
 JUNE 30, 2001             9,695,740   $  28,754    $ (44,008)   $       7                      $      --     $      --   $ (15,247)
                           =========  ==========    =========    =========                      =========     =========   =========

                 See Notes to Consolidated Financial Statements

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                               YEARS ENDED JUNE 30
                                 (IN THOUSANDS)



                                                                     2001            2000            1999
                                                                   --------        --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                         $ (1,174)       $(16,871)       $(26,966)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET
  CASH PROVIDED (USED) BY OPERATING ACTIVITIES:
  Depreciation and amortization                                       2,561           3,848           4,504
  Liquidation of subsidiaries, net of cash                               --           2,043              --
  Net provision for bad debt                                           (139)            306             479
  Net provision for returns                                            (433)            448           2,251
  Net provision for rebates                                              --              --              98
  Net provision for price discounts                                    (241)            241             536
  Provision for inventory obsolescence                                 (151)            311             238
  Deferred taxes                                                         --             465           4,128
  Forgiveness of notes receivable from shareholders                     250              --              35
  Loss on disposal of fixed assets, net of cash                           9           1,607             232
  Cumulative effect of change in accounting principle                   285              --              --
  Restructuring charges                                                  --            (280)          3,167
  Foreign currency translation                                            1               7             235
  Charges related to stock issuance and warrant amortization            224           1,887           1,271
  Gain on product line and domain name sale                            (285)         (1,490)             --

CHANGES IN ASSETS AND LIABILITIES:
  Receivables                                                           916           1,791           4,568
  Inventories                                                           227           1,511           1,232
  Income taxes receivable                                                --           3,751          (3,751)
  Other current assets                                                   28               7              51
  Trade accounts payable                                                194             522            (422)
  Accrued and other liabilities                                         216          (2,031)          1,084
  Accrued interest and penalties                                      1,434             781              78
  Accrued arbitration award                                          (1,884)          2,717              --
  Accrued restructuring charges                                        (129)         (1,031)          1,440
  Deferred revenue                                                   (1,212)           (793)          2,771
                                                                   --------        --------        --------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                        697            (253)         (2,741)
                                                                   --------        --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Liquidation of subsidiaries                                            --            (992)             --
  Proceeds from product line sales                                      285           1,555              --
  Purchase of equipment                                                (378)           (314)         (1,190)
  Proceeds from sale of fixed assets                                      5              40              --
  Software development costs and in-process technologies                 --            (159)         (2,171)
  Purchase of goodwill, trademark and brand                              --              --          (2,404)
  Other                                                                  (6)             --              36
                                                                   --------        --------        --------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                        (94)            130          (5,729)
                                                                   --------        --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Credit line borrowings                                                 --              --           2,025
  Credit line repayments                                               (670)           (804)         (4,573)
  Borrowings (repayments) under term loans                               --            (750)          7,496
  Capital lease and other obligations repayment                        (201)           (530)           (992)
  Proceeds from issuance of common stock                                 11               3           6,183
                                                                   --------        --------        --------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                       (860)         (2,081)         10,139
                                                                   --------        --------        --------

Effect of exchange rate change on cash and cash equivalents              10              --             (81)
                                                                   --------        --------        --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   (247)         (2,204)          1,588
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                        1,477           3,681           2,093
                                                                   --------        --------        --------
CASH AND CASH EQUIVALENTS AT END OF THE YEAR                       $  1,230        $  1,477        $  3,681
                                                                   ========        ========        ========


                 See Notes to Consolidated Financial Statements

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest paid                                                    $    562        $  1,100        $  1,584
  Income taxes paid                                                $     --        $     11        $    308

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING AND
  INVESTING ACTIVITIES
  Equipment acquired through capital lease obligations             $     25        $     --        $    984
  Common stock received in satisfaction of receivable                    --              --             320
  Repayment of payables and accrued and other liabilities with
    IMSI common stock                                                    --             128           3,090
  Equipment disposals subject to capital lease obligations               --             187              --
  Repayment of term loans with IMSI common stock                         --             500           2,606
  Acquisition of technology and assets in exchange for:
      Notes payable                                                      --              --           4,030
      Common stock                                                       --              --           1,107


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

BASIS OF PRESENTATION AND REALIZATION OF ASSETS

The financial statements have been prepared on a basis that contemplates IMSI's continuation as a going concern and the realization of assets and liquidation of liabilities in the ordinary course of business. The Company has an accumulated deficit of $44,008,000 and negative working capital of $17,480,000 at June 30, 2001. In January 2000, IMSI ceased interest and principal payments on all borrowings, debt or other interest bearing obligations, with the exception of monthly interest payments to Union Bank of California. Accordingly, the Company is in default of various covenants of these agreements. Since February 18, 2000 IMSI has operated under a standstill agreement with its creditors that continues on a month-to-month basis so long as IMSI demonstrates progress in achieving a debt settlement acceptable to the creditors. Since the arrival of a new management team in February 2000, the Company has been simultaneously seeking a restructure of its debt in combination with an investment into the Company.

On August 31, 2001, IMSI entered into a merger agreement with Digital Creative Development Corporation ("DCDC") a publicly traded company on the Nasdaq OTC Bulletin Board (Nasdaq OTC/BB:DCDC) wherein IMSI is to issue shares of IMSI common stock totaling 51% of its outstanding shares to DCDC shareholders, in exchange for all the common stock of DCDC and cancellation of the note purchased from Union Bank of California by DCDC. The merger agreement was approved by all of the directors of DCDC and IMSI. Also, 52% of the outstanding shareholders of IMSI have agreed to vote in favor of the merger. The merger is still subject to DCDC shareholder approval. Along with the execution of the merger agreement, the Company is in the process of restructuring its outstanding debt as follows:

       - On August 31, 2001 DCDC purchased the Union Bank note for $2.5 million (with a book value of $3.6 million at the date of purchase) and agreed to not enforce collection of the note pending the merger. On September 27, 2001, IMSI and DCDC entered into an addendum to the merger agreement which provided that in the event the merger agreement is terminated for any reason, the parties agree that IMSI shall pay DCDC the Union Bank note principal in 72 equal monthly payments of $49,722 plus interest at LIBOR plus 3%.

       - On October 9, 2001 the Company signed an agreement with Silicon Valley Bank for a settlement of its existing secured note, which had a balance (including penalties and interest) of approximately $3.2 million; the settlement provides for a new secured promissory note for $1.2 million with 12 monthly payments of $100,000 plus interest at 12% interest per annum.

       - On July 27, 2001, and as subsequently amended on September 24, 2001 and October 5, 2001, IMSI and Imageline agreed on the settlement of the arbitration award issued in January 2000 in favor of Imageline. The settlement, effective September 30, 2001, calls for IMSI to provide a variety of considerations including the following:

              -      The dismissal of any further appeals of the award.

              - Cash installments over a 12-year period, starting October 2001. These payments will be made as follows: four equal quarterly payments of $78,750 beginning on September 30, 2002; twelve monthly payments of $11,500 beginning on October 5, 2001; and, 132 monthly payments of $6,500 thereafter. These payments have a net present value of approximately $833,000 assuming a 12% discount rate.

              - Rights to royalties, licenses, and inventories pertaining to the IMSI MasterClips line of products.

              - A percentage of any net recovery IMSI obtains from indemnification claims IMSI has against third parties associated with the original circumstances leading to the arbitration award.

       - On July 30, 2001 Baystar Capital and IMSI entered into an agreement wherein Baystar agreed to accept payment equal to 10% of the balance of the note plus reduced interest, penalty interest and penalties that accrue through the closing of the DCDC merger. Payments would be made in four quarterly payments beginning September 30, 2002. Interest will accrue at 8% per annum from the closing date of the merger until the September 2002 payment, and at 12% per annum thereafter until the claim is paid in full on or before June 30, 2003. Assuming the merger had closed as of August 31, 2001, the amount payable to Baystar would have been $710,000.

       - IMSI is in the process of negotiating with its remaining unsecured creditors the possibility of discounting down to 10% all outstanding amounts owed to them (including interest from February 1, 2000 at the rate of 8% per annum). These payments will be made in quarterly installments beginning no later than September 30, 2002.

The Company believes that its merger with DCDC, along with the reduction in its liabilities under planned and completed settlements, will allow IMSI to continue as a going concern, become profitable in the future and provide a remedy to its working capital needs. In addition, the Company will continue to engage in discussions with third parties concerning the sale or license of its remaining non-core product lines; the sale or license of part of its assets; and raising additional capital investment through the issuance of stock and short or long term debt financing.

The large accumulated losses of IMSI and the negative amount of shareholder's equity as of June 30, 2001 will make it difficult for IMSI to obtain new debt financing or to obtain equity financing at attractive prices. In addition, it is likely that the continuing company after the merger will require additional capital, through equity or financing arrangements.

The financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of IMSI and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. During the third quarter of fiscal year 2000, the Company began the liquidation of its European and South African subsidiaries. Upon appointment of a liquidator over the assets of the subsidiaries, the Company no longer had control, and therefore ceased consolidating these subsidiaries in its financial statements.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. The amounts IMSI will ultimately incur or recover could differ materially from IMSI's current estimates.

REVENUE RECOGNITION

Revenue is recognized when earned, in accordance with American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, With Respect to Certain Transactions. Revenue from packaged product sales to distributors, resellers and end users is recorded when persuasive evidence of an arrangement exists (generally a purchase order), product has been delivered, the fee is fixed and determinable, and a collection of the resulting account is probable. For software delivered via the Internet, revenue is recorded when the customer downloads the software. Subscription revenue is recognized ratably over the contract period, generally 12 to 15 months. Revenue from hybrid products is allocated to the underlying components based on the ratio of the value of each component to the total price and each portion is recognized accordingly. Non-refundable advanced payments received under license agreements with no defined terms are recognized as revenue when the customer accepts the delivered software. Revenue from software licensed to developers, including amounts earned in excess of non-refundable advanced payments, is recorded as the developers ship products containing the licensed software. Revenue from minimum guaranteed royalties in republishing agreements is recognized ratably over the term of the agreement. Royalties in excess of the guaranteed minimums are recognized when collected. Costs related to post-contract customer support, which are minimal and include limited telephone support and online maintenance, are accrued. Sales to distributors permit limited rights of return upon termination or when a product is defective. Reserves for returns, price discounts and rebates are estimated using historical averages, open return requests, channel inventories, recent product sell-through activity and market conditions.

CONCENTRATIONS

Financial instruments that potentially subject IMSI to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. IMSI places its cash and cash equivalents at well-known, quality financial institutions. At times, cash balances held at financial institutions are in excess of federally insured limits. IMSI sells a majority of its products to end-users through republishers and telemarketing efforts. Although IMSI attempts to prudently manage and control accounts receivable and performs ongoing credit evaluations in the normal course of business, the Company generally requires no collateral on its product sales.

Digital River represented 13.7% of IMSI's gross revenues during fiscal year 2001. No single customer accounted for more than 10% of IMSI's revenue for fiscal year 2000. Ingram Micro represented 18.3% and Tech Data represented 9.0% of IMSI's net revenues for fiscal 1999. Sales to these customers are reflected in the Company's North American segment.

ROYALTY AGREEMENTS

IMSI has entered into agreements whereby it is obligated to pay royalties on software published. IMSI generally pays royalties based on a percentage of sales on respective products or on a fee per unit sold basis. The Company expenses software royalties as product costs during the period in which the related revenues are recorded.

CASH AND CASH EQUIVALENTS

IMSI considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

CAPITALIZED SOFTWARE DEVELOPMENT COSTS AND LICENSE FEES

Costs incurred in the initial design phase of software development are expensed as incurred in research and development. Once the point of technological feasibility is reached, direct production costs are capitalized in compliance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." IMSI ceases capitalizing computer software costs when the product is available for general release to customers. Costs associated with acquired completed software are capitalized. Total capitalized software development costs at June 30, 2001 and 2000 were $3,841,000, less accumulated amortization of $2,536,000 and $1,923,000 respectively.

IMSI amortizes capitalized software development costs and visual content license fees on a product-by-product basis. The amortization for each product is the greater of the amount computed using (a) the ratio of current gross revenues to the total of current and anticipated future gross revenues for the product or
(b) 18, 36, or 60 months, depending on the product. IMSI evaluates the net realizable value of each software product at each balance sheet date and records write-downs to net realizable value for any products for which the carrying value is in excess of the estimated net realizable value. Total amortization expense of capitalized software and license fees, all of which was charged to product costs, was $613,000, $731,000, and $3,000,000 in fiscal years 2001,
2000, and 1999, respectively.

INVENTORIES

Inventories, consisting primarily of CD-ROMs, manuals, packaging, freight in, production costs and packing supplies, are valued at the lower of cost or market and are accounted for on the first-in, first-out basis. Management performs periodic assessments to determine the existence of obsolete, slow moving and non-salable inventories, and records necessary provisions to reduce such inventories to net realizable value. IMSI recognizes all inventory reserves as a component of product costs.

FIXED ASSETS

Furniture and equipment are stated at cost. Depreciation of furniture and equipment is computed using the straight-line method over the estimated useful lives of the respective assets of 3 to 5 years. Depreciation of software and computer equipment is computed using the straight-line method over an estimated useful life of 3 years.

INCOME TAXES

Income taxes are accounted for using an asset and liability approach for financial reporting. IMSI recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amount and the tax basis of assets and liabilities and net operating loss and tax credit carry forwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

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

LONG LIVED ASSETS

SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of requires that long-lived assets be written down to fair value whenever events or changes indicate that the carrying amount of an asset may not be recoverable. IMSI's policy is to review the recoverability of all long-lived assets at a minimum of once per year and record an impairment loss when the undiscounted cash flows do not exceed the carrying amount of the asset.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of cash and cash equivalents and accounts receivable approximates carrying value due to the short-term nature of such instruments. The fair value of accounts payable and debt obligations is not determinable due to the overdue nature of the covenant defaults of the agreements. The accrued arbitration award is recorded at fair value at June 30, 2001.

NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board adopted SFAS No. 141 Business Combinations and SFAS No. 142 Goodwill And Intangible Assets. SFAS No. 141 addresses the methods used to account for business combinations and requires the use of the purchase method of accounting for all combinations after June 30, 2001. SFAS No. 142 addresses the methods used to amortize intangible assets and to assess impairment of those assets, including goodwill resulting from business combinations accounted for under the purchase method. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, IMSI may elect to early adopt the statement beginning July 1, 2001. Included in IMSI's assets at June 30, 2001, is goodwill related to the acquisition of ArtToday.com and OrgPlus with a net carrying value of $596,000. Upon adoption of SFAS No. 142, IMSI will no longer amortize this goodwill, decreasing amortization expense by approximately $270,000 per year. IMSI is required to assess this goodwill for impairment in the year of adoption. The full effect of these new pronouncements on IMSI's financial position or on the results of operations is not yet determinable, and IMSI will not be able to make a decision about whether to early adopt this pronouncement until an analysis of the impairment provisions of the new standards has been completed. Under existing accounting standards, IMSI determined that no impairment of goodwill existed as of June 30, 2001. In the event that IMSI's analysis under the new guidance indicates that this goodwill is impaired, a charge to earnings in the year of adoption will be required.

CERTAIN RECLASSIFICATIONS

Certain reclassifications have been made to conform to the 2001 presentation.

2. RESTRUCTURING CHARGE

IMSI implemented a plan of restructuring in June 1999 and at the end of the fiscal year 2000, the restructuring was substantially complete. The following table details the restructuring charge by segment and the components that comprised the operating expense and cost of goods sold.

                                             COST OF GOODS SOLD      OPERATING EXPENSE
                                             ------------------      ------------------
                                              North                  North
                                             America       UK       America        UK         Total
                                             -------     ------     -------      ------      ------
                                                                 (in thousands)
Write down of assets                         $2,864      $   88      $  428      $   41      $3,421
Abandoned leases and associated costs            --          --         504          25         529
Warehouse transition costs                      284          --          --          --         284
Personnel reduction and severance costs          35          --         470          41         546
                                             ------      ------      ------      ------      ------
                                             $3,183      $   88      $1,402      $  107      $4,780
                                             ======      ======      ======      ======      ======


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

As part of the restructuring plan, IMSI planned to terminate 90 employees by the end of fiscal year 2000 in the following departments: sales and marketing (22); general and administrative (8); manufacturing (23); and research and development
(37). As of June 30, 2000, all planned terminations were completed.

The fair value of furniture, fixtures, equipment and leasehold improvements not associated with specific product lines was determined based on current market prices for used equipment and furniture, less disposal costs. The fair value of the intangible assets associated with the non-core product lines held for sale, including EASY Language and other business utility product lines, was determined from pending discussions with potential purchasers of these product lines.

The following chart summarizes the cash and non-cash portions of the restructuring charge (in thousands):


                                                                              CASH      NON-CASH     TOTAL
                                                                             ------     --------     ------
Write down of inventory for non-core products                                $   --      $2,096      $2,096
Write down of furniture, fixtures, equipment and leasehold improvements          --         423         423
Write down of intangibles associated with non-core products                      --         525         525
Abandoned leases and associated costs                                           753          --         753
Warehouse transition costs                                                      284          --         284
Personnel reduction and severance costs                                         469          35         504
                                                                             ------      ------      ------
  U.S. Segment Subtotal                                                       1,506       3,079       4,585
                                                                             ------      ------      ------
Foreign                                                                         107          88         195
                                                                             ------      ------      ------
  Total restructuring charge:                                                $1,613      $3,167      $4,780
                                                                             ======      ======      ======

The following table details the activity in the accrued restructuring liability account (in thousands):

                                           BALANCE                                   BALANCE                   BALANCE
                                        JUNE 30, 1999   REVERSALS        PAID     JUNE 30, 2000      PAID   JUNE 30, 2001
                                        -------------   ---------      -------    -------------     ------  -------------
Warehouse closure and transition           $   636       $ (103)       $  (471)      $    62        $  (62)     $  --
Facilities consolidation                       401                        (342)           59           (59)        --
Consolidation of Foreign Offices                 6                          (6)           --                       --
Personnel reductions (1)                       397         (177)          (212)            8            (8)        --
                                           -------       ------        -------       -------        ------      -----
Total accrued restructuring liability      $ 1,440       $ (280)       $(1,031)      $   129        $ (129)     $  --
                                           =======       ======        =======       =======        ======      =====

(1) During the quarter ended December 31, 1999, the Company decreased the restructuring accrual for personnel reductions by $139,000 primarily due to the re-hire of and cessation of termination benefits payable to formerly terminated executive Geoffrey Koblick. During the quarter ended March 31, 2000, the Company decreased this accrual by an additional $38,000 due to actual severance costs being lower than estimated as a result of employee attrition.

3. ACQUISITIONS

ART TODAY.COM

In October 1998, IMSI acquired all the outstanding common stock of ArtToday.com, an Internet provider of art and animations. The total purchase price of $3.5 million consisted of $970,000 in IMSI stock (176,455 shares at $5.50 per share), $300,000 in cash (paid by IMSI in November 1998), and $2,230,000 payable pursuant to an 8% secured promissory note. As of June 30, 1999, the note balance was satisfied by IMSI (See Note 5, "ArtToday.com Fee Agreement"). The operating results of ArtToday.com are included in the statement of operations from the date of acquisition. The purchase price for ArtToday.com was allocated as follows:

Net working capital                                                   $   93,000
Capitalized software development costs (visual content products)       3,000,000
Goodwill                                                                 407,000
                                                                      ----------
                                                                      $3,500,000
                                                                      ==========

4. DEBT

IMSI's short-term borrowings and long-term debt and other obligations consist of the following (in thousands):

SHORT-TERM BORROWINGS                                                                                 JUNE 30, 2001    JUNE 30, 2000
                                                                                                      -------------    -------------
Non-revolving, reducing loan with interest at bank's reference rate plus 3%, 9.75% at June 30, 2001      $ 3,930          $ 4,600
Subordinated loan facility due November 2001 with interest at 12%                                          2,500            2,500
Senior subordinated convertible note due May 2002 with interest at 9%                                      4,500            4,500
Other                                                                                                         95               95
Lease in default - Heller Financial Incorporated                                                             317              325
Capital lease obligations                                                                                    340              410
                                                                                                         -------          -------
TOTAL SHORT-TERM BORROWINGS                                                                              $11,682          $12,430
                                                                                                         =======          =======

LONG-TERM DEBT AND OTHER OBLIGATIONS

Capital lease obligations                                                                                $   179          $   302
                                                                                                         -------          -------
TOTAL LONG-TERM DEBT AND OTHER OBLIGATIONS                                                               $   179          $   302
                                                                                                         =======          =======

NON-REVOLVING, REDUCING LOAN

On May 4, 1998 IMSI entered into a line of credit agreement with Union Bank of California ("Union") under which it could borrow the lesser of $13.5 million or 80% of eligible accounts receivable, at Union's reference rate plus 1/2% or LIBOR plus 2%, at IMSI's option. The Company borrowed up to approximately $10.0 million under the line of credit agreement. Union also provided IMSI a $1.5 million term loan at the same interest rate. The line of credit was to expire on October 31, 1999 and the repayment of the term loan was due on the same date. Due to IMSI's defaults under the agreements, the line of credit was revised as of September 24, 1998 to a non-revolving, reducing loan with no further borrowings available. The interest rate was set at Union's reference rate plus 3%. The amended loan agreements required IMSI to comply with financial covenants including maintenance of net worth and working capital requirements. The revised loans were due on September 30, 1999. Under the terms of the agreements, all assets not subject to liens of other financial institutions were pledged as collateral against the loans. As of June 30, 2001, IMSI was still in default but had paid in full the $1.5 million term loan, and had paid down the non-revolving reducing loan to $3.93 million.

SENIOR CONVERTIBLE NOTE

On May 24, 1999, IMSI entered into a securities purchase agreement and related agreements with Baystar Capital, L.P. ("Baystar"). The Company issued Baystar a three-year $5 million principal amount 9% Senior Subordinated Convertible Note, due May 24, 2002 with interest payable quarterly. Baystar also received a warrant to purchase 250,000 shares of common stock at an initial exercise price of $7.5946. Management estimated that the fair value of the warrants, using the Black-Scholes option-pricing model, was $1,162,000. The valuation assumed the exercise of the warrants at expiration, 105% volatility and a risk-free interest rate of 5.5%.

During fiscal year 2000, IMSI defaulted under several provisions of the agreement. Due to the default, IMSI recorded the full amount of the subordinated loan as a current liability and expensed the remaining warrant value of $1,100,000 in fiscal year 2000.

The note is convertible, at Baystar's option, into shares of common stock at any time at an initial conversion price of $7.5946 per share, which is 115% of the market price of the common stock on the closing date of the transaction. Under the Baystar agreement, IMSI may be required to issue additional shares depending on the occurrence of specified events, including the failure to make timely interest payments on the convertible note. For failure to pay interest on time, Baystar may demand that IMSI issue shares of common stock to Baystar equal to 200% of the amount of the late interest payment divided by the closing price of the common stock on the day prior to the payment. In addition the agreement provides for the payment of a penalty if IMSI failed to obtain, by September 21, 1999, an effective registration statement, which included the shares to be issued to Baystar. The penalty is defined as 1% of the principal amount per month for each month subsequent to September 21, 1999 until the shares are included in an effective registration statement. As of June 30, 2001 the shares issuable to Baystar had not been included on an effective registration statement. In November 1999, Baystar notified IMSI that the Company had breached its obligation to pay the cash penalty fees. On December 2, 1999, to settle the breach, Baystar converted $500,000 of principal plus accrued interest of $7,767 into common stock of IMSI at a price of $2.00 per share, which was the closing bid price of IMSI stock on December 1, 1999. IMSI has accrued a liability of $996,000 for this penalty through June 30, 2001 in the financial statements. Subsequent to year-end, the Company settled its liability to Baystar (See Note
1).

In the second quarter of fiscal 2001, the Company adopted the provisions of Emerging Issues Task Force Issue 00-27 ("EITF 00-27") "Application of EITF Issue 98-5, `Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,' to Certain Convertible Instruments." EITF 00-27 is effective for transactions with a commitment date of after November 16, 2000, except for the provisions relative to embedded conversion features that are effective for instruments issued since May 20, 1999. EITF 00-27 requires companies to measure a convertible instruments beneficial conversion feature using an effective conversion price. Consequently, the conversion option embedded in a convertible instrument issued with a detachable instrument, such as a warrant, may have intrinsic value even if the conversion option is at-the-money or out-of-money at the commitment date. The Baystar note included an embedded beneficial conversion feature as calculated under EITF 00-27. The result if applying EITF 00-27 to this instrument resulted in the reporting of a cumulative effect of change in accounting principle in the amount of $285,000, which caused an increase in the loss per share of $0.03 during fiscal 2001.

SUBORDINATED LOAN FACILITY

On November 3, 1998, IMSI borrowed $2.5 million under a three-year subordinated loan facility with Silicon Valley Bank. The interest rate is 12%. As part of the loan facility, detachable warrants, which have a five-year term, are issuable to purchase shares of IMSI's common stock as follows:

If loan not paid in full prior to:     Warrants to be issued          Exercise price per share
----------------------------------------------------------------------------------------------
November 3, 1998                       30,000                         $7.00
October 31, 1999                       5,000                          7.00
January 31, 2000                       25,000                         7.00
April 30, 2001                         65,000                         6.00
October 31, 2001                       125,000                        5.00

When IMSI first recorded the loan, management estimated that the fair value of the warrants, using the Black-Scholes option-pricing model, was $776,000. The valuation assumed that the loan would not be repaid until November 3, 2001 (the due date) and that all warrants would be issued. The valuation also assumed the exercise of the warrants at expiration, 57% volatility and a risk-free interest rate of 5.5%. It was originally intended that this value would be amortized as additional interest expense over the life of the loan.

IMSI is in default under the subordinated loan facility with Silicon Valley Bank for failure to make interest payments and the entry of the Imageline arbitration award. Therefore, in fiscal 2000 IMSI recorded the full amount of the subordinated loan as a current liability and expensed the remaining warrant value of $604,000 as interest expense. Also, under the subordinated loan agreement, IMSI must accrue additional penalty interest at the rate of 5%, which resulted in an additional $51,000 of interest expense in fiscal 2000 and $125,000 in fiscal 2001. On October 9, 2001, an agreement was executed between IMSI and Silicon Valley Bank restructuring the subordinated loan facility (See
Note 1).

5. COMMON STOCK

COREL CORPORATION

During fiscal year 1999, IMSI received 20,000 shares of its common stock from Corel Corporation in consideration for the sale of visual content images to Corel. The value attributed to the 20,000 shares ($320,000), and the images sold, was the trading price of the shares on the date of the agreement.

ARTTODAY.COM FEE AGREEMENT

On February 25, 1999, IMSI entered into a fee agreement with the former shareholders of ArtToday.com. Under the terms of the fee agreement, IMSI issued 150,321 shares of common stock, with a market value of $11.44 per share, in satisfaction of $1,503,000 owed to the former shareholders of ArtToday.com under the terms of the acquisition described in Note 3. In May 1999, IMSI agreed with the former ArtToday.com shareholders to issue an additional 40,476 shares of common stock, pursuant to a renegotiation of the fee agreement and 10,000 shares in consideration of the release of a security interest held by the former ArtToday.com shareholders. IMSI recognized a charge of $311,000 upon the issuance of the 50,476 shares.

The May 1999 amendment to the ArtToday.com fee agreement provided for the issuance of additional shares if the average market price of IMSI stock was less than $8 for the three days before the effective date of the registration of the shares. IMSI and the former ArtToday.com shareholders executed a Settlement Agreement and Mutual Release, stipulating that IMSI would issue to the former ArtToday.com shareholders an additional 185,005 shares in settlement and release of all claims between the parties. Under this agreement, the former ArtToday.com shareholders have no right or option to require any payment in cash or to receive additional shares. The Company issued these shares and recorded a charge in fiscal year 2001 amounting to $187,490 for the value of the shares issued.

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

TLC FEE AGREEMENT

On October 2, 1998, The Learning Company ("TLC") and IMSI entered into a software license agreement whereby TLC sold Org Plus to IMSI in exchange for current and future cash payments. In January 1999, IMSI and TLC agreed to amend the terms of the Org Plus agreement to allow IMSI to settle the $1.8 million portion of the unpaid purchase price by the issuance of 200,000 shares of common stock, valued at $12.00 per share. IMSI has accrued $400,000 as of June 30, 2001 in relation to the dispute between the Company and TLC over the OrgPlus agreement.

GREENTREE FEE AGREEMENT

On February 18, 1999, IMSI entered into a fee agreement with Greentree to satisfy a $150,000 debt owed to Greentree under the terms of a software license agreement between IMSI and Greentree. In settlement of this debt, IMSI issued to Greentree 18,053 shares, valued at $11.00 per share.

CAPITAL VENTURES INTERNATIONAL AGREEMENT

On March 3, 1999, IMSI entered into a stock purchase agreement with Capital Ventures International ("CVI"). CVI paid the Company $5 million, and IMSI issued 437,637 shares of the Company's common stock, valued at $11.42 per share. CVI also received a warrant to purchase 131,291 shares of common stock expiring March 5, 2003. The warrant is currently exercisable at $14.8525 per share. The exercise price and number of shares issued is subject to adjustment for anti-dilution provisions.

The agreement required IMSI to issue additional shares to CVI if the market price of the Company's common stock fell below $11.42 prior to March 4, 2000 or if IMSI completed a capital transaction as defined in the agreement. As a result of the partial conversion of the Baystar note in December 1999, CVI was entitled to an adjustment of the purchase price under its stock purchase agreement. In March 2000, CVI and IMSI agreed to an adjusted price of $2.00 per share, equivalent to the value at which Bay Star converted a portion of its convertible debt to common shares. As a result of this agreement, CVI received 2,500,000 shares for its $5 million investment. Because the lowest trading price of IMSI's common stock from March 1999 to March 2000 was $0.625 per share, CVI could have been entitled to a total of 8,000,000 shares pursuant to the price adjustment provisions of the original agreement, not the 2,500,000 ultimately received. Since this resolution provided CVI with fewer shares than it was entitled to under the original agreement, IMSI did not record a charge for the issuance of the shares. IMSI has no further obligation to issue any additional adjustment shares or to pay other consideration to CVI and is relieved of making any further payments to CVI in connection with not yet registering for resale the shares issued to CVI.

HOMESTYLES AGREEMENT

On January 11, 1999, IMSI entered into a fee agreement with Homestyles to satisfy a $90,000 debt IMSI owed under the terms of various software license agreements. IMSI issued 10,000 shares of common stock, valued at $10.25 per share to extinguish the debt. In the fourth quarter of 2000, Homestyles claimed that the debt was still outstanding due to the decline in IMSI's stock price. IMSI agreed to pay $90,000 to Homestyles as settlement during fiscal year 2001. Homestyles retained all shares previously issued.

MINNEVICH AGREEMENT

On January 11, 1999, IMSI entered into a fee agreement with Joseph Minnevich to satisfy a $45,000 debt owed under the terms of various software license agreements. In settlement of this debt, IMSI issued 5,000 shares of common stock, valued at $10.25 per share. IMSI issued an additional 10,000 shares of common stock on April 18, 2000, valued at $0.66 per share to settle a claim brought by Minnevich related to the January 11, 1999 fee agreement.

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

STARBASE AGREEMENT

On March 26, 1999, IMSI entered into a fee agreement with StarBase to satisfy a $121,000 debt owed under the terms of various software license agreements. In settlement of this debt, IMSI issued 10,750 shares of common stock, valued at $10.25 per share. StarBase is seeking $121,000 as additional compensation for the debt, due to the decline in the value of the stock after issuance.

AMERICDISC AGREEMENT

On April 5, 1999, IMSI entered into a stock transfer agreement with AmericDisc to satisfy a $700,000 debt owed for an outstanding balance relating to duplication services. In settlement of this debt, IMSI issued 63,987 shares of common stock, valued at $10.94 per share, and warrants to purchase 13,000 shares at $14.23 exercisable for a period of four years. AmericDisc was issued the shares without recourse, per the agreement. AmericDisc has subsequently claimed that additional shares are due. On August 30, 2001 IMSI agreed to issue AmericDisc an additional 23,513 shares of common stock, and 50,000 warrants to purchase IMSI common stock within three years at $0.50 per share.

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

EXTRAORDINARY CHARGE

Pursuant to the agreements described above, in fiscal year 1999 IMSI issued 503,913 shares of common stock, whose cumulative value based on the closing price of the common stock on the date of settlement was $5,696,000, to retire debt totaling $4,778,000. Because the value of the shares issued was $918,000 greater than the face value of the respective debt retired, IMSI recorded an extraordinary charge for the extinguishment of debt of $959,000, or $0.15 per share, after including $41,000 for the costs incurred to issue and register the shares. The extraordinary charge recognized in fiscal year 1999 is summarized in the following table:


                                  Number of                                           Face         Difference
                                   Shares             Closing        Closing        Value of           in
                                   Issued              Price          Value           Debt           Values
                                  ---------          --------      ----------      ----------      ----------
ArtToday.com Fee Agreement         150,321           $  11.44      $1,720,000      $1,503,000      $  217,000
Garay Fee Agreement                 11,112              10.25         114,000         100,000          14,000
TLC Fee Agreement                  200,000              12.00       2,400,000       1,800,000         600,000
Greentree Fee Agreement             18,053              11.00         199,000         150,000          49,000
Homestyles Agreement                10,000              10.25         103,000          90,000          13,000
Minnevich Agreement                  5,000              10.25          51,000          45,000           6,000
Gateway Agreement                    8,000              11.44          91,000          72,000          19,000
Spatial Agreement                    5,000              11.25          56,000          45,000          11,000
StarBase Agreement                  10,750              10.25         110,000         121,000         (11,000)
AmericDisc Agreement                63,987              10.94         700,000         700,000               0
Software Syndicate                  21,690               7.00         152,000         152,000               0
                                   -------                         ----------      ----------      ----------
          Total:                   503,913                         $5,696,000      $4,778,000      $  918,000
                                   =======                         ==========      ==========      ==========
Cost of registration/issuance                                                                          41,000
                                                                                                   ----------
Total extraordinary charge                                                                           $959,000
                                                                                                   ==========

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

On January 28, 2000, IMSI announced that it was exiting the retail software business, and liquidating its European and South African subsidiaries. In the first quarter of fiscal year 2000, the Company closed its United Kingdom and French offices. The loss on the disposition of the Company's foreign subsidiaries was $2,043,000. This loss includes the $1,562,000 write-off of the inter-company accounts receivable, the $68,000 write-off of the investment in the foreign subsidiaries and the $393,000 write-off of the foreign subsidiaries net assets.

During fiscal year 2001, IMSI received $152,000 in cash related to the past operations of the discontinued subsidiaries. This was partially offset by payments made of $103,000, resulting in net cash received of $49,000. Any gain represented by this amount is being deferred as an offset to possible future expenses arising from the liquidation of the subsidiaries. The liquidation process is proceeding according to the legal requirements of the respective countries, and the Company is not certain when it will be complete.

The following table details segment information for the years ended June 30 as follows (in thousands):


                                         ARTTODAY.COM     NORTH AMERICA     OTHER FOREIGN     ELIMINATIONS        TOTAL
                                         ------------     -------------     -------------     ------------      --------
FISCAL YEAR 2001:

Net Revenues - external customers          $  2,991          $  8,863          $    391         $    --         $ 12,245
             - inter-segment                     85                --                --             (85)              --
Operating loss                                  (36)             (632)             (102)             --             (770)
Interest and other expense, net                   4             2,163                (3)             --            2,164
Identifiable assets                           1,493             5,371               178          (1,054)           5,988
Depreciation and amortization expense           361             2,197                 3              --            2,561

FISCAL YEAR 2000:

Net Revenues - external customers          $  3,083          $ 11,410          $  4,669         $    --         $ 19,162
             - inter-segment                     --               712                --            (712)              --
Operating Income (loss)                         355            (8,385)               11              --           (8,019)
Interest and other expense, net                  19             8,309                (8)             --            8,320
Identifiable assets                             794             8,014               (23)           (151)           8,634
Depreciation and amortization expense           199             2,460                91              --            2,750

FISCAL YEAR 1999:

Net Revenues - external customers          $    716          $ 24,533          $ 12,430         $    --         $ 37,679
             - inter-segment                     --             2,736                --          (2,736)              --
Operating loss                               (1,072)          (22,187)             (631)             --          (23,890)
Interest and other expense, net                   1            (1,901)               20              --           (1,880)
Identifiable assets                             639            21,807             4,698              --           27,144
Depreciation and amortization expense           175             3,958               175              --            4,308


Each segment generates revenues from all product categories. Revenues by categories are as follows (in thousands):

YEAR ENDED JUNE 30           2001           2000           1999
                           --------       --------       --------
Precision Design           $  4,537       $  4,944       $ 13,168
Graphic Design                4,457          6,022         12,928
Business Applications         2,098          4,993          8,013
Utilities                       876          3,009          3,921
Other Products                  292            883          2,511
Sales Reserves                  (15)          (689)        (2,862)
                           --------       --------       --------
Net Revenues               $ 12,245       $ 19,162       $ 37,679
                           ========       ========       ========

7. INVENTORIES

At June 30, inventories consist of (in thousands):

                               2001        2000
                               -----       -----
Raw materials                  $  74       $ 386
Finished goods                   199         114
                               -----       -----
                                 273         500
Reserves for obsolescence       (160)       (311)
                               -----       -----
                               $ 113       $ 189
                               =====       =====

8. FIXED ASSETS

At June 30, furniture and equipment consist of (in thousands):


                                     2001          2000
                                   -------       -------
Computer and office equipment      $ 1,485       $ 1,439
Software                               357           568
                                   -------       -------
                                     1,842         2,007
Accumulated depreciation            (1,262)       (1,237)
                                   -------       -------
                                   $   580       $   770
                                   =======       =======

9. INCOME TAXES

The provision (benefit) for taxes on income for the years ended June 30 was comprised of the following (in thousands):


                                    2001           2000          1999
                                   -------       -------       -------
Current:

         Federal                   $    --       $    --       $(3,990)
         State                         (10)           13            --
         Foreign                        (9)           18           215
                                   -------       -------       -------
                                       (19)           31        (3,775)
                                   -------       -------       -------
Deferred

         Federal                        --           395         3,565
         State                          --            70           447
         Foreign                        --            36            --
                                   -------       -------       -------
                                        --           501         4,012
                                   -------       -------       -------

Total tax provision (benefit)      $   (19)      $   532       $   237
                                   =======       =======       =======

Deferred tax balances consisted of the following (in thousands):


                                                           JUNE 30       JUNE 30
                                                            2001          2000
                                                          --------      --------
CURRENT TAX ASSETS

   Accrued arbitration award                              $    333      $  1,083
   Standstill accounts payable                                 947           918
   Standstill royalties payable                                246           256
   Allowance for doubtful accounts and returns                  75           394
   Accrued employee liabilities                                 46           260
   Inventory reserve                                            15           117
   Accrued restructuring costs                                  --            51
                                                          --------      --------
Total current tax assets                                     1,662         3,079
                                                          --------      --------
NON-CURRENT ASSETS

   Net operating loss carry forward                         11,345        10,162
   Fixed assets                                                321           321
   Purchased intangibles                                     3,955         3,955
   Loss on investment in subsidiaries in liquidation            75            75
                                                          --------      --------
Total non-current assets                                    15,696        14,513
                                                          --------      --------
VALUATION ALLOWANCE                                        (17,358)      (17,592)
                                                          --------      --------
TOTAL ASSETS                                                    --            --
                                                          --------      --------
NET DEFERRED TAX ASSETS                                   $     --      $     --
                                                          ========      ========


At June 30, 2001, IMSI had an operating loss carry forward of approximately $30,254,000 for federal tax purposes, which expires in various amounts through 2021 and related carry forwards for state purposes. During the year, and during prior years, there were transactions that may be considered to be an "ownership change" within the meaning of Internal Revenue Code section 382 whereby the net operating loss carry forward available to offset future taxable income could be effectively limited.

The effective tax rate differs from the federal statutory rate for the years ended June 30 as follows (in thousands):

                                                   2001           2000           1999
                                                  -------       --------       --------
Federal tax at 34% statutory rate                 $  (399)      $ (5,556)      $ (8,762)

State tax provision, net of federal benefit           (13)          (954)        (1,504)

Change in valuation allowance                        (234)         6,466         11,126

Other                                                 627            576           (623)
                                                  -------       --------       --------
Total income tax provision (benefit)              $   (19)      $    532       $    237
                                                  =======       ========       ========

10. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable as a result of the exercise or conversion of stock options, warrants or other convertible securities. A total of 2,997,465, 3,200,029, and 2,357,548 potentially dilutive securities for the years ending June 30 2001, 2000, and 1999, respectively, have been excluded from the computation of diluted earnings per share, as their inclusion would be anti-dilutive.

11. STOCK OPTIONS AND EMPLOYEE STOCK INCENTIVE PLANS

IMSI

The 1993 Employee Incentive Plan, as amended, permits IMSI to grant options to purchase up to 2,925,000 shares of common stock to employees, directors and consultants at prices not less than the fair market value at date of grant for incentive stock options and not less than 85% of fair market value for non-statutory stock options. These options generally expire 10 years from the date of grant and become exercisable ratably over a 4 to 5-year period. At June 30, 2001, 948,836 shares were available for future grants under the 1993 plan.

Option activity under the plans is as follows:

                                                                     WEIGHTED
                                                    NUMBER OF        AVERAGE
                                                      SHARES      EXERCISE PRICE
                                                    ----------    --------------
Outstanding, June 30, 1998                           1,848,138       $ 8.1
Granted (weighted average fair value of $5.39)       1,049,825         7.6
Exercised                                             (164,150)        4.9
Canceled                                              (800,556)       10.8
                                                    ----------       ------
Outstanding, June 30, 1999                           1,933,257       $ 7.0
Granted (weighted average fair value of $1.56)       3,130,883         1.7
Exercised                                               (7,000)        0.3
Cancelled                                           (2,761,402)        5.9
                                                    ----------       ------
Outstanding, June 30, 2000                           2,295,738       $ 1.1
Granted (weighted average fair value of $0.67)          96,000         0.5
Exercised                                              (39,521)        0.2
Cancelled                                             (376,053)        2.1
                                                    ----------       ------
Outstanding, June 30, 2001                           1,976,164       $ 0.9
                                                    ==========       ======

Additional information regarding options outstanding as of June 30, 2001 is as follows:


                               OPTIONS OUTSTANDING                                                   OPTIONS EXERCISABLE
-------------------------------------------------------------------------------------        ------------------------------------
   RANGE OF                 NUMBER          WEIGHTED AVG. REMAINING    WEIGHTED AVG.           NUMBER              WEIGHTED AVG.
EXERCISE PRICES          OUTSTANDING         CONTRACTUAL LIFE (YRS)    EXERCISE PRICE        EXERCISABLE           EXERCISE PRICE
---------------          -----------        -----------------------    --------------        -----------           --------------
$0.11 to 0.74               205,374                   7.7                  $0.67               166,540                  $0.63
$0.75                     1,423,477                   8.5                  $0.75               528,568                  $0.75
$0.76 to 1.63               235,625                   8.6                  $1.16                87,026                  $1.17
$1.64 to 10.25              111,688                   5.0                  $4.06                87,699                  $3.49
                          ---------                                                            -------
                          1,976,164                                                            869,833
                          =========                                                            =======

IMSI continues to account for stock-based awards issued to employees in accordance with Accounting Principles Board No. 25, Accounting for Stock Issued to Employees and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements as all grants have been made at fair market value. Financial Accounting Interpretation No. 44 ("FIN 44") addresses the accounting for certain provisions and transactions pertaining to employee stock options. The provisions of FIN 44 are effective for fiscal periods ending after July 1, 2000. Certain provisions of FIN 44 apply to transactions occurring after December 15, 1998, primarily related to the definition of an employee and accounting for option re-pricings. In February 2000, IMSI canceled approximately 870,000 options held by existing employees and replaced those options with new options with a revised expiration date. The canceled options had a weighted average exercise price of $3.51 per share, and the reissued options are exercisable at $0.75 per share. This cancellation and re-grant meets the definition of a re-pricing under FIN 44, and the reissued options are being accounted for as variable options. Under variable plan accounting the Company recognizes a charge equal to the per share change in the share value until the underlying option is exercised. During fiscal years 2000 and 2001, no charge was required under variable plan accounting.

SFAS No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income and earnings per share had IMSI adopted the fair value method in SFAS No. 123. Under this method, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from IMSI's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. IMSI's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life of 5 years; stock volatility, 231% in fiscal 2001, 136% in fiscal 2000, and 105% in fiscal 1999; risk free interest rates of 6.0% in fiscal 2001 and 2000, and 5.5% in 1999; and no dividends during the expected term. IMSI's calculations are based on a single option valuation approach and forfeitures are recognized as they occur.

If the computed fair values of the awards had been amortized to expense over the vesting period of the awards, pro forma amounts would have been:

                                  2001                2000                  1999
                              ------------        -------------        -------------
Net loss

   As reported                $ (1,174,000)       $ (16,872,000)       $ (26,966,000)
   Pro forma                    (1,665,000)         (17,359,000)         (27,306,000)
Diluted loss per share

   As reported                $      (0.12)       $       (1.78)       $       (4.30)
   Pro forma                         (0.17)               (1.83)               (4.35)

At June 30, 2001 warrants were outstanding as part of consulting or fee agreements as follows:

Name of Holder                                Date of Issue          Number of warrants           Exercise Price
----------------------------------------------------------------------------------------------------------------
AmericDisc                                    April 5, 1999                13,000                    $14.0522
Baystar Capital, LP                           May 24, 1999                250,000                      0.2000
Capital Ventures International                March 5, 1999               131,291                     14.8525
Gordon Landies                                April 12, 2000              100,000                      0.7500
Gordon Landies                                April 21, 2000               50,000                      0.7500
Joe Abrams                                    April 12, 2000              100,000                      0.7500
Riggs & Company                               April 27, 2000               10,000                      0.1500
Silicon Valley Bank                           May 1, 2001                  65,000                      6.0000
Silicon Valley Bank                           Feb. 1, 2000                 25,000                      7.0000
Silicon Valley Bank                           Oct. 31, 1999                35,000                      7.0000
                                                                          -------
Total                                                                     779,291

Subsequent to June 30, 2001, parties were issued warrants as part of consulting or fee agreements. The following table summarizes these issuances:

Name of Holder                                Date of Issue          Number of warrants            Exercise Price
----------------------------------------------------------------------------------------------------------------
AmericDisc                                    August 30, 2001              50,000                      $0.50
Gordon Landies                                August 30, 2001             150,000                      $0.20
Joe Abrams                                    August 30, 2001             150,000                      $0.20
                                                                          -------
Total                                                                     350,000

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

A summary of the activity in the ArtToday stock option plan during fiscal years 2001 and 2000 is as follows:

                                                                     Weighted
                                                    Weighted         average
                                                     Average      remaining life
                                      Shares      Exercise Price      (years)
                                      ------      --------------  --------------
Outstanding at June 30, 1999              --              --
Net grants during the year            33,019          $15.43
                                      ------          ------          ------
Outstanding at June 30, 2000          33,019          $15.43             9.7
Net grants during the year             2,100          $15.43
                                      ------          ------          ------
Outstanding at June 30, 2001          35,119          $15.43             8.8
                                      ======          ======          ======


12. COMMITMENTS

IMSI leases its facilities and certain equipment under various non-cancelable operating lease agreements expiring through 2006. IMSI also leases equipment under capital leases, which expire at various dates through 2006. IMSI is required to pay property taxes, insurance, and normal maintenance costs on most property leases. Future minimum payments for capital leases and rental commitments for non-cancelable operating leases with remaining terms of over one year at June 30, 2001 are as follows (in thousands):

                                                          CAPITAL LEASE
                                          FISCAL YEAR      OBLIGATIONS           OPERATING LEASES
                                          -----------     -------------          ----------------
                                              2002           $ 371                     $284
                                              2003             167                      227
                                              2004              17                      119
                                              2005               4                       82
                                              2006               1                       26
                                                             -----                     ----
Total minimum lease payments                                   560                     $738
                                                                                       ====
Less amount representing interest                              (41)
                                                             -----
Capital lease obligations                                      519
Less current portion                                          (340)
                                                             -----
Long-term portion                                            $ 179
                                                             =====

Capital lease obligations consist primarily of computer equipment, furniture and fixtures and leasehold improvements. The average term is 3 years. Total rent expense for all operating leases was $241,000, $701,000, and $1,294,000 for the fiscal years ended June 30, 2001, 2000, and 1999 respectively.

13. ARBITRATION AWARD

Imageline, Inc. was awarded a $2.6 million arbitration judgment for intellectual property violations and attorneys' fees, comprised of $1.2 million in actual damages, $1.2 in punitive damages and $0.2 million in attorneys' fees. Interest has been accrued on the award at an annual statutory rate of 6%.

On July 27, 2001, and as subsequently amended on September 24, 2001 and October 5, 2001, IMSI and Imageline agreed on the settlement of the arbitration award issued in January 2000 in favor of Imageline. The settlement, effective September 30, 2001, calls for IMSI to provide a variety of considerations including the following:

       -      The dismissal of any further appeals of the award.

       - Cash installments over a 12-year period, starting October 2001. These payments will be made as follows: four equal quarterly payments of $78,750 beginning on September 30, 2002; twelve monthly payments of $11,500 beginning on October 5, 2001; and, 132 monthly payments of $6,500 thereafter. These payments have a net present value of approximately $833,000 assuming a 12% discount rate.

       - Rights to royalties, licenses, and inventories pertaining to the IMSI MasterClips line of products.

       - A percentage of any net recovery IMSI obtains from indemnification claims IMSI has against third parties associated with the original circumstances leading to the arbitration award.

SCHEDULE II

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

(IN THOUSANDS):

                                                       ADDITIONS
                                       BALANCE AT     CHARGED TO
                                      BEGINNING OF     COSTS AND                     BALANCE AT
DESCRIPTION                              PERIOD         EXPENSES      DEDUCTIONS    END OF PERIOD
-----------                           ------------    -----------     ----------    -------------
YEAR ENDED JUNE 30, 2001

   Allowance for doubtful accounts       $  306         $   189        $   (328)        $  167
   Return reserve                           448             216            (649)            15
   Price discounts reserve                  241              35            (276)            --
   Inventory reserve                        311              28            (179)           160

YEAR ENDED JUNE 30, 2000

   Allowance for doubtful accounts       $1,279         $   602        $  1,575         $  306
   Return reserve                         5,249           2,548           7,349            448
   Price discounts reserve                  819              86             664            241
   Rebates reserve                           98             831             929             --
   Inventory reserve                      3,345              --           3,034            311

YEAR ENDED JUNE 30, 1999

   Allowance for doubtful accounts       $  800         $   623        $    144         $1,279
   Return reserve                         2,998          17,714          15,463          5,249
   Price discounts reserve                  283           6,146           5,610            819
   Rebates reserve                                        2,474           2,376             98
   Inventory reserve                        615           3,555             825          3,345

(b) Reports on Form 8-K

One report on Form 8-K was filed during the first quarter of fiscal year 2002, on September 19, 2001, to discuss a change in control of registrant.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Novato, State of California on October 11, 2001.

INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.

By:  /s/ MARTIN WADE III
     -------------------------------
     Martin Wade III
     Chief Executive Officer

By:  /s/ VINCENT DELORENZO
     -------------------------------
     Vincent DeLorenzo
     Chief Financial Officer
     (Principal Accounting Officer)

                                POWER OF ATTORNEY

KNOW ALL BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints Martin Wade and Vincent DeLorenzo, and each of them, his attorneys-in-fact, and agents, each with the power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the Requirement of the Securities Exchange Act of 1934, the following persons in the capacities and on October 11, 2001 have signed this report below.

By:  /s/ BRUCE GALLOWAY
     -------------------------------
     Bruce Galloway
     Director & Chairman of
       the Board of Directors

By:  /s/ MARTIN WADE III
     -------------------------------
     Martin Wade III
     Director

By:  /s/ SKULI THORVALDSSON
     -------------------------------
     Skuli Thorvaldsson
     Director

By:  /s/ GARY HERMAN
     -------------------------------
     Gary Herman
     Director

By:  /s/ DONALD PERLYN
     -------------------------------
     Donald Perlyn
     Director

By:  /s/ MAURICE SONNENBERG
     -------------------------------
     Maurice Sonnenberg
     Director

By:  /s/ EVAN BINN
     -------------------------------
     Evan Binn
     Director

By:  /s/ SIGURDUR JON BJORNSSON
     -------------------------------
     Sigurdur Jon Bjornsson
     Director

By:  /s/ ROBERT MAYER
     -------------------------------
     Robert Mayer
     Director

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                          2001 FORM 10-K ANNUAL REPORT

                                  EXHIBIT INDEX

EXHIBIT
NUMBER   EXHIBIT TITLE                                                                                                  PAGE
-------  -------------                                                                                                  ----
2.2      Merger Agreement between IMSI and DCDC(1)

3.01     Registrant's Amended and Restated Articles of Incorporation(2)

3.02     Registrant's Bylaws, as amended to date(2)

10.1     Union Bank of California and DCDC Loan Purchase Agreement - August 30, 2001                                      83

10.2     Silicon Valley Bank Restructure Agreement - October 9, 2001                                                      95

10.3     Letter from IMSI to Silicon Valley Bank - October 12, 2001                                                      111

10.4     Silicon Valley Bank Promissory Note - October 9, 2001                                                           112

10.5     Silicon Valley Bank Pledge Agreement - October 9, 2001                                                          117

10.6     Silicon Valley Bank Reaffirmation of Subordination Agreement and Pledge Agreement - October 9, 2001             129

10.7     Silicon Valley Bank Reaffirmation of Guaranty and Security Agreement - October 9, 2001                          131

10.8     Silicon Valley Bank Subordination and Termination Agreement - October 9, 2001                                   135

10.9     Baystar Capital Settlement Terms - Senior Subordinated Convertible Note - July 30, 2001                         141

10.10    Imageline Settlement Agreement - July 27, 2001                                                                  142

10.11    Imageline Amendment to Settlement Agreement - September 24, 2001                                                144

10.12    Imageline Addendum #2 to Settlement Agreement - October 5, 2001                                                 145

10.13    Management Agreement - Gordon Landies - September 1, 2001                                                       146

10.14    Management Agreement - Paul Jakab - September 1, 2001                                                           150

10.15    Management Agreement - DCDC - September 21, 2001                                                                154

10.16    Form of Workout Agreement for unsecured creditors of International Microcomputer Software,
         Inc. - November 6, 2000                                                                                         157

10.17    Addendum to Form of Workout Agreement for Unsecured Creditors of International Microcomputer
         Software, Inc.                                                                                                  162

21.1     Subsidiaries of the Registrant                                                                                  164

23.1     Independent Auditors' Consent                                                                                   165

----------

(1) Incorporated by reference to exhibit of the same number to Registrant's Form 8-K (File no. 000-15949) filed on September 19, 2001

(2) Incorporated by reference to exhibits of the same number to Registrant's Registration Statement on Form S-3 (File no. 33-69206) filed on September 22, 1993.