Form 10QSB
period 2001-09-30
INTERNATIONAL MICROCOMPUTER SOFTWARE INC /CA/
filed 2001-11-14
CIK 814929

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended SEPTEMBER 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to ____________


                         Commission File Number 0-15949

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)


               CALIFORNIA                                       94-2862863
     -------------------------------                       --------------------
     (State or other jurisdiction of                         (I.R.S. Employer
      incorporation or organization)                         identification No.)


        75 ROWLAND WAY, NOVATO, CA                                94945
 ----------------------------------------                    ----------------
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

                                  YES [X]  NO [ ]

As of November 5, 2001, 9,741,563 shares of Registrant's common stock, no par value, were outstanding.

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES

                                      INDEX

PART I - FINANCIAL INFORMATION                                              3

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                         3
  CONDENSED CONSOLIDATED BALANCE SHEETS                                     3
  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS                           4
  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS                           5
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                      6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS                                                  10

PART II - OTHER INFORMATION                                                18

ITEM 1.  LEGAL PROCEEDINGS                                                 18

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                         18

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                   18

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               18

ITEM 5.  OTHER INFORMATION                                                 18

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                  18

SIGNATURES                                                                 19

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)


                                                              (UNAUDITED)
                                                             SEPTEMBER 30,       JUNE 30,
                                                                  2001             2001
                                                             -------------       --------
ASSETS
Current assets:
  Cash and cash equivalents:                                    $  1,102         $  1,230
  Receivables, less allowances for doubtful
    accounts, discounts and returns of $178 and $182                 837              940
  Inventories                                                         44              113
  Prepaid royalties and licenses                                     166              229
  Other current assets                                               328              362
                                                                --------         --------
      TOTAL CURRENT ASSETS                                         2,477            2,874

Fixed assets, net                                                    502              580
Capitalized software development costs, net                        1,155            1,305
Other assets, net                                                  1,111            1,229
                                                                --------         --------
       TOTAL ASSETS                                             $  5,245         $  5,988
                                                                ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Current portion long-term debt                               $  3,970         $ 11,813
   Note payable to related party                                   3,580               --
   Trade accounts payable                                          2,294            2,358
   Accrued interest and penalties payable                            774            2,293
   Accrued and other liabilities                                   2,720            2,717
   Deferred revenue                                                1,116            1,173
                                                                --------         --------
     TOTAL CURRENT LIABILITIES                                    14,454           20,354

Accrued arbitration award                                            703              702
Long term debt and other obligations                                 129              179
                                                                --------         --------
TOTAL LIABILITIES                                                 15,286           21,235

Shareholders' deficit:
   Common stock, no par value; 300,000,000 authorized;
   Issued and outstanding 9,718,050 and 9,695,740 shares          29,004           28,754
   Accumulated deficit                                           (39,057)         (44,008)
   Accumulated other comprehensive income                             12                7
      TOTAL SHAREHOLDERS' DEFICIT                                (10,041)         (15,247)
                                                                --------         --------
           TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT          $  5,245         $  5,988
                                                                ========         ========


See Notes to Condensed Consolidated Financial Statements

           INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                              THREE MONTHS ENDED SEPTEMBER 30,
                                                              --------------------------------
                                                                   2001              2000
                                                                  -------         -------
Net revenues                                                      $ 2,575         $ 3,058
Product costs                                                         709             956
                                                                  -------         -------
Gross margin                                                        1,866           2,102

Costs and expenses:
   Sales and marketing                                                524             517
   General and administrative                                       1,073             952
   Research and development                                           608             673
                                                                  -------         -------
Total operating expenses                                            2,205           2,142
                                                                  -------         -------
Operating income (loss)                                              (339)            (40)

Gain on product line sale                                              --             285
Interest and other, net                                              (436)           (745)
                                                                  -------         -------
LOSS BEFORE INCOME TAX AND EXTRAORDINARY ITEM                        (775)           (500)

Income tax provision (benefit)                                          1              (8)
                                                                  -------         -------
LOSS BEFORE EXTRAORDINARY ITEM                                       (776)           (492)

Extraordinary item - gain on forgiveness of debt
(net of tax expense of $2,291)                                      5,727              --
                                                                  -------         -------
NET INCOME (LOSS)                                                 $ 4,951         $  (492)
                                                                  =======         =======

Basic and diluted loss per share before extraordinary item        $ (0.08)        $ (0.05)

Basic and diluted earnings per share - extraordinary item         $  0.59              --

Basic and diluted earnings (loss) per share                       $  0.51         $ (0.05)

Shares used in computing  earnings (loss)
   per share information                                            9,711           9,669


See Notes to Condensed Consolidated Financial Statements

           INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                              THREE MONTHS ENDED SEPTEMBER 30,
                                                             ---------------------------------
                                                                   2001         2000
                                                                 -------       -------
Cash flows from operating activities:
  Net cash (used) provided by operating activities               $   328       $   207
                                                                 -------       -------

Cash flows from investing activities:
   Proceeds from product line and domain name sales                   --           285
   Purchase of equipment                                              (9)         (122)
   Additions to other assets                                         (14)           (1)
                                                                 -------       -------
   Net cash provided by investing activities                         (23)          162
                                                                 -------       -------

Cash flows from financing activities:
   Credit line repayments                                           (350)           --
   Repayment of capital lease obligations                            (88)          (63)
   Proceeds from issuance of common stock                             --            11
                                                                 -------       -------
  Net cash used by financing activities                             (438)          (52)
                                                                 -------       -------

Effect of exchange rate change on cash and cash equivalents            5             2
Net increase (decrease) in cash and cash equivalents                (128)          319
Cash and cash equivalents at beginning of period                   1,230         1,477
                                                                 -------       -------
Cash and cash equivalents at end of the period                   $ 1,102       $ 1,796
                                                                 =======       =======



See Notes to Condensed Consolidated Financial Statements

           INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The interim condensed consolidated financial statements have been prepared from the records of International Microcomputer Software, Inc. and Subsidiaries ("IMSI") without audit. In the opinion of management, all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial position at September 30, 2001 and the results of operations and cash flows as of and for the three months ended September 30, 2001 and 2000 have been made. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2001. The results of operations for the three months ended September 30, 2001 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

2. REALIZATION OF ASSETS

The financial statements have been prepared on a basis that contemplates our continuation as a going concern and the realization of assets and liquidation of liabilities in the ordinary course of business. We have an accumulated deficit of $39,057,000 and negative working capital of $11,977,000 at September 30, 2001.

On August 31, 2001, we signed a merger agreement with Digital Creative Development Corporation ("DCDC") a publicly traded company on the Nasdaq OTC Bulletin Board (Nasdaq OTC/BB: DCDCE) pursuant to which we are to issue shares of our common stock totaling 51% of our outstanding shares to DCDC shareholders, in exchange for all the common stock of DCDC and cancellation of a $3.6 million note payable by us to Union Bank of California purchased from Union Bank by DCDC. The merger agreement was approved by all of the directors of DCDC and IMSI. Also, 52% of our outstanding shareholders have agreed to vote in favor of the merger. The merger is subject to formal shareholder approval and other customary conditions.

DCDC has yet to file its annual report on form 10-K which was due at the end of September 2001 and is thus currently not in compliance with its SEC reporting requirements. It is therefore trading with an "e" at the end of its trading symbol. If DCDC does not file the required report by November 15, 2001, it may be de-listed from the NASDAQ (BB). This delay in meeting its filing requirements, as well as other possible contingencies, could delay or prevent the merger of the two companies. Consequently, it is not known at this time when the merger with DCDC will be consummated or if it will be consummated. If the merger is not consummated, the companies have agreed that we shall pay DCDC the Union Bank note principal in 72 equal monthly payments of $49,722 plus interest at LIBOR plus 3%.

Along with the execution of the merger agreement, we are in the process of restructuring our outstanding debt as follows:

     o On October 9, 2001 we signed an agreement with Silicon Valley Bank for a settlement of its existing secured note, which had a balance (including penalties and interest) of approximately $3.2 million. The settlement provides for a new secured promissory note for $1.2 million with 12 monthly payments of $100,000 plus interest at 12% interest per annum beginning October 20, 2001. The first installment has been paid.

     o On July 27, 2001, and as subsequently amended on September 24, 2001 and October 5, 2001, IMSI and Imageline agreed on the settlement of a) an arbitration award issued in January 2000 in favor of Imageline; and
          b) a variety of on-going issues between the parties involving the intellectual property rights of Imageline. The agreement, effective September 30, 2001, calls for us to provide Imageline a variety of considerations including the following:

               o The dismissal of any further appeals of the award (which dismissal occurred on October 11, 2001).

               o Cash installments over a 12-year period, starting October 2001. These payments will be made as follows: twelve monthly payments of $11,500 beginning on October 5, 2001; four equal quarterly payments of $78,750 beginning on September 30, 2002 and, 132 monthly payments of $6,500 thereafter. These payments had a net present value at June 30, 2001 of approximately $833,000 assuming a 12% discount rate.

               o Rights to royalties, licenses, and inventories pertaining to our MasterClips line of products.

               o A percentage of any net recovery we obtain from indemnification claims we have against third parties associated with the original circumstances leading to the arbitration award.

     o On July 30, 2001 we entered into an agreement with Baystar wherein Baystar agreed to accept $626,000 as settlement of all obligations due. Payments are to be made in four quarterly payments beginning September 30, 2002. Interest is to accrue at 8% per annum from August 31, 2001 until the September 2002 payment, and at 12% per annum thereafter until the claim is paid in full on or before June 30, 2003.

     o We negotiated an agreement with the large majority of our remaining unsecured creditors, which provides for the discounting to 10% of all outstanding amounts owed to them (plus the payment of interest from February 1, 2000 at the rate of 8% per annum). These payments are to be made in quarterly installments beginning August 15, 2002.

We believe that our planned merger or alternative arrangement with DCDC, along with the reduction in our liabilities under planned and completed settlements, will allow us to become profitable in the future and provide a remedy to our working capital needs. In addition, we will continue to engage in discussions with third parties concerning the sale or license of our remaining non-core product lines; the sale or license of part of our assets; and raising additional capital investment through the issuance of stock and short or long term debt financing.

Our large accumulated losses and the negative amount of shareholder's equity as of September 30, 2001 make it difficult for us to obtain new debt financing or to obtain equity financing at attractive prices. In addition, it is likely that the continuing company, with or without the merger with DCDC, will require additional capital, through equity or financing arrangements.

The financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

3. SEGMENT INFORMATION

We have three reportable operating segments based on the sales market. Two of these are geographic segments and generate revenues and incur expenses related to the sale of our PC productivity software. The third segment comprises the revenues and expenses related to ArtToday.com, our graphic design Internet subsidiary. The following table details segment information as follows (in thousands):

QUARTER ENDED SEPTEMBER 30, 2001    ARTTODAY.COM   NORTH AMERICA  OTHER FOREIGN   ELIMINATIONS   TOTAL
--------------------------------    ------------   -------------  --------------  ------------  ------
Net Revenues-external                   $  888         $1,545        $142           $  --       $2,575
Operating income (loss)                    280           (638)         19              --         (339)
Identifiable assets                      1,378          4,416         194            (743)       5,245

QUARTER ENDED SEPTEMBER 30, 2000

Net Revenues-external                   $  809         $2,137        $112           $  --       $3,058
Operating income (loss)                    171           (226)         15              --          (40)
Identifiable assets                      1,036          7,146          (1)           (151)       8,030

4.  EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. A total of 4,065,539 and 3,548,916 potentially dilutive securities for the quarters ending September 30, 2001 and 2000 respectively, have been excluded from the computation of earnings (loss) per share, as their inclusion would be anti-dilutive.

5. COMPREHENSIVE INCOME (LOSS)

Comprehensive income includes changes in the balance of items that are reported directly in a separate component of stockholders' equity on the condensed consolidated balance sheets. The reconciliation of net loss to comprehensive loss is as follows.

                                       THREE MONTHS ENDED SEPTEMBER 30,
                                       --------------------------------
                                           2001                2000
                                        ----------           ---------
Net Income (Loss)                       $4,950,715           $(492,000)
Foreign currency translation
  adjustments                                4,829              (2,000)
                                        ----------           ---------
TOTAL COMPREHENSIVE INCOME (LOSS)       $4,955,544           $(494,000)
                                        ==========           =========

6. NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board adopted SFAS No. 141 Business Combinations and SFAS No. 142 Goodwill And Intangible Assets. SFAS No. 141 addresses the methods used to account for business combinations and requires the use of the purchase method of accounting for all combinations after June 30, 2001. SFAS No. 142 addresses the methods used to amortize intangible assets and to assess impairment of those assets, including goodwill resulting from business combinations accounted for under the purchase method. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Included in our assets at September 30, 2001, is goodwill related to the acquisition of ArtToday.com and OrgPlus with a net carrying value of $528,000. Upon adoption of SFAS No. 142, we will no longer amortize this goodwill, decreasing amortization expense by approximately $270,000 per year. We are required to assess this goodwill for impairment in the year of adoption. The full effect of these new pronouncements on our financial position or on our results of operations is not yet determinable. Under existing accounting standards, we determined that no impairment of goodwill existed as of September 30, 2001. In the event that our analysis under the new guidance indicates that this goodwill is impaired, a charge to earnings in the year of adoption will be required.

7. EXTRAORDINARY ITEMS

In the quarter ended September 30, 2001, we recorded an extraordinary gain of $5,727,000 related to the forgiveness of debt to BayStar Capital and DelRay Technologies. BayStar Capital agreed to settle for

10% of the principal and accrued interest and penalties outstanding. Payments are to be made in four quarterly installments beginning September 30, 2002, with interest accruing at the rate of 8% per annum from August 31, 2001 to the date of the first installment. Thereafter, the interest rate is 12% per annum until the note is paid in full on or before June 30, 2003. DelRay Technologies agreed to a one-time payment of $20,000 as settlement in full of its outstanding claim. The following table summarizes the forgiveness (in thousands):

                                                                  Extraordinary
                                                                  Gain on
                            Balance Before       Balance After    Forgiveness of
                            Settlement           Settlement       Debt
BayStar Capital:
Principal                      $4,500               $  626            $3,874
Interest                          669                   --               669
Penalties                       1,087                   --             1,087
                               ------               ------            ------
Total                           6,256                  626             5,630

DelRay Technologies:              117                   20                97
                               ------               ------            ------
Total                          $6,373               $  646            $5,727
                               ======               ======            ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the consolidated financial statements and the notes thereto and in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in our Fiscal 2001 Form 10-K. This quarterly report on Form 10-QSB, and in particular this "Management's Discussion and Analysis of Financial Condition and Results of Operations," may contain forward-looking statements regarding future events or our future performance. These future events and future performance involve certain risks and uncertainties including those discussed in the "Other Factors That May Affect Future Operating Results" section of this Form 10-QSB, as well as in our Fiscal 2001 Form 10-K, as filed with the Securities and Exchange Commission ("SEC"). Actual events or our actual future results may differ materially from any forward-looking statements due to such risks and uncertainties. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. This analysis is not intended to serve as a basis for projection of future events.

RECENT EVENTS

        DEBT RESTRUCTURING AND MERGER

On August 31, 2001, we entered into a merger agreement with DCDC wherein we are to issue shares of our common stock totaling 51% of our outstanding shares to DCDC shareholders, in exchange for all the common stock of DCDC and cancellation of a $3.6 million note payable by us to Union Bank of California purchased from Union Bank by DCDC. The merger agreement was approved by all of the directors of DCDC and IMSI. Also, 52% of our outstanding shareholders have agreed to vote in favor of the merger.

The merger is subject to formal shareholder approval and other customary conditions. Along with the execution of the merger agreement, we are in the process of restructuring our outstanding debt as follows:

     o On October 9, 2001 we signed an agreement with Silicon Valley Bank for a settlement of its existing secured note, which had a balance (including penalties and interest) of approximately $3.2 million. The settlement provides for a new secured promissory note for $1.2 million with 12 monthly payments of $100,000 plus interest at 12% interest per annum beginning October 20, 2001. The first installment has been paid.

     o On July 27, 2001, and as subsequently amended on September 24, 2001 and October 5, 2001, IMSI and Imageline agreed on the settlement of a) an arbitration award issued in January 2000 in favor of Imageline; and
          b) a variety of on-going issues between the parties involving the intellectual property rights of Imageline. The agreement, effective September 30, 2001, calls for us to provide Imageline a variety of considerations including the following:

               o The dismissal of any further appeals of the award (which dismissal occurred on October 11, 2001).

               o Cash installments over a 12-year period, starting October 2001. These payments will be made as follows: twelve monthly payments of $11,500 beginning on October 5, 2001; four equal quarterly payments of $78,750 beginning on September 30, 2002 and, 132 monthly payments of $6,500 thereafter. These payments had a net present value at June 30, 2001 of approximately $833,000 assuming a 12% discount rate.

               o Rights to royalties, licenses, and inventories pertaining to our MasterClips line of products.

               o A percentage of any net recovery we obtain from indemnification claims we have against third parties associated with the original circumstances leading to the arbitration award.

     o On July 30, 2001 we entered into an agreement with Baystar wherein Baystar agreed to accept $626,000 as settlement of all obligations due. Payments are to be made in four quarterly payments beginning September 30, 2002. Interest is to accrue at 8% per annum from August 31, 2001 until the September 2002 payment, and at 12% per annum thereafter until the claim is paid in full on or before June 30, 2003.

     o We negotiated an agreement with the large majority of our remaining unsecured creditors, which provides for the discounting to 10% of all outstanding amounts owed to them (plus the payment of interest from February 1, 2000 at the rate of 8% per annum). These payments are to be made in quarterly installments beginning August 15, 2002.

        DESIGN.NET SPIN-OFF

Until September 2001 we were developing an online design and visualization tool, Design.NET, that was planned to allow users to design homes and offices on the Internet, lay out floor plans using 3D images of furniture, fixtures and finishes, and perform photo-realistic walkthroughs using their web browser. Our strategy had been to license the Design.NET technology to industry leaders in major market segments. In the wake of our agreement to merge with DCDC, we undertook an intensive reassessment of the current costs and future potential financial benefits of the Design.NET project. We concluded that in view of a) our need to focus our resources on those activities that are generating cash for us in the near term, and b) the amount of investment the project would require before it would begin to generate revenues of any significant amount, it would be in our best interest to spin off the Design.NET project. Consequently, we signed a letter of intent to discontinue any further direct investment in Design.NET and to transfer a majority of the ownership of the project (80.01%) to employees who are key to its continued development. Pursuant to this letter of intent, these employees have resigned from IMSI and have established an independent company to pursue the development of this technology. We retained a 19.99% ownership interest in this new company, but otherwise will have no further obligation to expend capital on its activities or any outstanding obligations, if any. This transition began as of October 1, 2001.

RESULTS OF OPERATIONS

The following table sets forth our results of operations for the fiscal quarters ended September 30, 2001 and 2000 in absolute dollars and as a percentage of net revenues. It also details the changes from the prior fiscal year in absolute dollars and in percentages:

                                                               FISCAL QUARTER ENDED SEPTEMBER 30,
                                                -----------------------------------------------------------------
                                                                   2001                             2000
                                                -------------------------------------------  --------------------
                                                                      $ CHANGE     % CHANGE
                                                                         FROM         FROM
                                                            AS % OF    PREVIOUS     PREVIOUS               AS % OF
                                                  $          SALES       YEAR         YEAR       $          SALES
                                                -------------------------------------------  --------------------
Net Revenues                                    2,575         100%       (483)        -16%     3,058         100%

Product Cost                                      709          28%       (247)        -26%       956          31%

   GROSS MARGIN                                 1,866          72%       (236)        -11%     2,102          69%

Operating Expenses
  Sales & Marketing                               524          20%          7           1%       517          17%
  General & Administrative                      1,073          42%        121          13%       952          31%
  Research & Development                          608          24%        (65)        -10%       673          22%


   TOTAL OPERATING EXPENSES                     2,205          86%         63           3%     2,142          70%

   OPERATING INCOME                              (339)        -13%       (299)        748%       (40)         -1%

Other Income (Expenses)
  Interest (expense                              (407)        -16%        147         -27%      (554)        -18%
  Interest income                                   2           0%          2          --         --          --
  Foreign exchange gain (loss)                    (10)          0%        (10)         --         --          --
  Other (expense) income                          (14)         -1%        (14)         --         --          --
  Gain (loss) on disposal of fixed assets          (7)          0%         (3)         75%        (4)          0%
  Gain on sales of product line                    --          --        (285)       -100%       285           9%
  Settlement costs                                 --          --         187        -100%      (187)         -6%
   TOTAL OTHER EXPENSES                          (436)        -17%         24          -5%      (460)        -15%

  INCOME (LOSS) BEFORE TAX AND
    EXTRAORDINARY ITEMS                          (775)        -30%       (275)         55%      (500)        -16%

  Income tax expense (benefit)                      1           0%          9        -113%        (8)          0%

  INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS       (776)        -30%       (284)         58%      (492)        -16%

  Gain from forgiveness of debt                 5,727           2       5,727          --         --          --

  NET INCOME (LOSS)                             4,951         192%      5,443       -1106%      (492)        -16%


        NET REVENUES

Net revenues of each of our principal product categories in dollars and as a percentage of total net revenues for the fiscal quarters ended September 30, 2001 and September 30, 2000 are summarized in the following table (in thousands except for percentage amounts):

                                 THREE MONTHS ENDED SEPTEMBER 30,             2001/2000
                             ----------------------------------------    -------------------
                                    2001                  2000                 CHANGES
                             ------------------    ------------------    ------------------
                                 $           %        $           %          $          %
                             ------------------    ------------------    ------------------
PRECISION DESIGN             $   815        32%    $   942        31%    $  (127)     -13%
GRAPHIC DESIGN                 1,011        39%      1,524        50%       (513)     -34%
BUSINESS APPLICATION             717        28%        279         9%        438      157%
UTILITIES                         28         1%        607        20%       (580)     -95%
OTHER PRODUCTS                    11         0%         24         1%        (12)     -50%

PROVISION FOR RETURNS AND
REBATES NOT YET RECEIVED          (7)        0%       (318)      -10%        311      -98%
                             -------       ---     -------       ---     -------       --
NET REVENUES                 $ 2,575       100%    $ 3,058       100%    $  (483)     -16%
                             =======       ===     =======       ===     =======       ==


Sales of FloorPlan and IMSI's flagship product, TurboCAD, decreased in the quarter ended September 30, 2001 as compared to the same reporting period in the previous fiscal year, resulting into an overall decrease in revenues in the precision design category. The inability to adequately fund a strong marketing strategy, the intense competition that characterizes the computer-aided design market and the aging of the current versions of our precision design products negatively impacted sales of both these products.

In the quarter ended September 30, 2001, revenues in the graphic design category consisted almost entirely of subscription revenues for graphic content from our wholly owned subsidiary ArtToday.com. ArtToday.com's sales increased in the quarter ended September 30, 2001 from $809,000 to $888,000 when compared to the same quarter in the previous fiscal year. This increase is the direct result of higher average subscription prices paid by customers as a result of a wider range of subscription choices. Because ArtToday.com's revenues are based on subscriptions, these amounts are initially deferred and then amortized over the subscription periods, ranging from one week to twelve months. As of September 30, 2001, approximately $1,116,000 of revenue related to ArtToday.com remained deferred.

The sharp decrease in overall revenues in the graphic design category is attributable to the following:

     o Deferred revenues attributable to subscriptions we previously sold bundled with software products, which were deferred at the time of sale and recognized over the subscription period, were completely amortized and therefore did not contribute to sales in this category during the current quarter.

     o Sales revenue from the historically most important revenue producing product line within this category, MasterClips, decreased significantly during the quarter ended September 30, 2001 when compared to the same quarter in the previous fiscal year. The significant decrease in Masterclips' revenues was the result of decreased sales from our republisher Vivendi who acquired the rights to the product during the previous fiscal year. Negotiations with Vivendi pertaining to terminating our agreement with them are currently underway. The recent settlement agreement we entered into with Imageline on July 27, 2001, and as subsequently amended on September 24, 2001 and October 5, 2001 will also allow us to regain full control over the MasterClips line of products. We intend to publish new versions of MasterClips in the third quarter of fiscal 2002.

Future sales of MasterClips along with the increasing trend of ArtToday.com sales should contribute to higher revenues in the graphic design category in future reporting periods.

Prior to September 30, 2000, our focus had been primarily on our Internet business and our graphic and precision design products, and because we did not spend as much on marketing non-core products as during previous periods, sales of Flow!, FormTool, Maplinx, MasterPublisher, OrgPlus, People Scheduler, Web Business Builder, Hijaak and TurboProject all declined during the quarter ended September 30, 2000 bringing revenues from the business application category to an all time low. During the quarter ended September 30, 2001, however, demand for some of our non-core products in this category such as Flow! and FormTool picked up. This increased demand, combined with more targeted direct marketing efforts, were able to offset the slight decrease in the sales of OrgPlus and furthermore contribute to the overall increase in revenues in the business application category as compared to the same quarter of the previous fiscal year.

The decrease in revenues in the utilities category for the three-month period ended September 30, 2001 as compared to the same period of fiscal 2001 resulted from the sales of Net Accelerator and WinDelete declining during the first quarter of fiscal 2002. These products have not been updated recently nor have we put much resources into promoting and selling them.

Revenues in the other products category for the three-month period ended September 30, 2001 were not material and the decrease over the comparable period in the previous fiscal year was primarily due to a discontinuation of non-core products in this category.

Net revenues from domestic sales decreased by $463,000 or 17% to $2,276,000 and were 88% of total net revenues for the three-month period ended September 30, 2001. This compares to net revenues from domestic sales of $2,739,000, or 90% of total net revenues, for the comparable period in the previous fiscal year.

Net revenues from international sales declined by $20,000 or 6%, and were $299,000 or 12% of net revenues for the three-month period ended September 30, 2001. This compares to $319,000 or 10% of net revenues for the three months ended September 30, 2000. These results in the first fiscal quarters of fiscal 2002 and 2001 are consistent with our decision in January 2000 to close down most of our international subsidiaries.

Our serious financial problems were the primary cause of our overall decreased revenues. We have not been able to implement the kind of effective advertising programs necessary to maintain unit sales volumes, share of the market, and shelf space in distribution.

Low barriers to entry, intense price competition, and continuing business consolidations characterize the consumer software industry. Any one of these factors may adversely affect revenues in the future. We believe, however, that our decision to reduce our reliance on the retail market has provided some insulation from unfavorable retail conditions, including erosion of margins from competitive marketing and high rates of product returns. We currently serve the domestic retail and international markets using direct sales methods and republishing agreements.

        PRODUCT COSTS

Our product costs include the costs of diskette and CD-ROM duplication, printing of manuals, packaging and fulfillment, freight-in, freight out, license fees, royalties that we pay to third parties based on sales of published software and amortization of capitalized software acquisition and development costs. Costs associated with the return of products, such as refurbishment and the write down in value of returned goods are also included in Product Costs. The decrease in product costs in absolute dollars and as a percentage of net revenues in the quarter ended September 30, 2001 as compared to the same quarter from the previous fiscal year was primarily attributable to lower amortization costs.

We amortize capitalized software development costs and license fees on a product-by-product basis. The amortization for each product is the greater of the amount computed using (a) the ratio of current gross revenues to the total of current and anticipated future gross revenues for the product or (b) the economic life of such product. During the first quarter of fiscal 2002, we did not capitalize any new software development costs. Amortization of such costs was $307,000, and $656,000 in the three-month periods ended September 30, 2001 and September 30, 2000, respectively.

        SALES AND MARKETING

Our sales and marketing expenses consist primarily of salaries and benefits of sales and marketing personnel, commissions, advertising, printing and direct mail expenses. The slight increase in sales and marketing expenses during the first quarter of fiscal 2002 as compared to the same period in fiscal 2001 is primarily due to increased commissions we paid to third party telemarketers, in part offset by reduced advertising expenses.

        GENERAL AND ADMINISTRATIVE

Our general and administrative expenses consist primarily of the salaries and benefits for employees in the legal, finance, accounting, human resources, information systems and operations departments and fees to our professional advisors. The increase in general and administrative expenses during the quarter ended September 30, 2001 as compared to the same period from the previous fiscal year was mainly the result of a one time charge of $168,000 relating to issuance of warrants to outside consultants combined with the severance cost of $60,000 payable to one of our former executives. These increased expenses were in part offset by a decrease in our payroll and related benefits as well as a decrease in legal fees. IMSI's total employees in the United States declined from 59 as of September 30, 2000, to 49 as of September 30, 2001.

        RESEARCH AND DEVELOPMENT

Our research and development expenses consist primarily of salaries and benefits for research and development employees and payments to independent contractors. Research and development costs decreased in absolute dollars in the first quarter of fiscal 2002 as compared to the same quarter in the previous fiscal year. This decrease is mainly due to lower payroll charges and outside consulting fees relating to the Design.Net division. The higher ratio as a percentage of net revenues reflects our commitment to sustain our investment in research and development for our core products and Internet subsidiary, ArtToday.com by maintaining strong relationships with our development team in Russia.

        INTEREST AND OTHER, NET

Interest and other expenses, net, include interest and penalties on debt instruments, foreign currency transaction gains and losses, and other non-recurring items.

Interest and other expense, net, decreased substantially in the fiscal quarter ended September 30, 2001, as compared to the three-month period ended September 30, 2000. This decrease is mainly the result of our debt restructuring following the plan of merger we signed with DCDC on August 31, 2001. We no longer accrue statutory interest on the Imageline award. We did not accrue penalties on the Baystar note after August 2001, and interest expenses of 8% per annum on the new negotiated balance of the Baystar is substantially reduced after August 2001. During the quarter ended September 30, 2001 we also saved on the interest previously paid to Union Bank of California since the note was acquired by DCDC pursuant to the plan of merger signed on August 31, 2001. As subsequently amended on September 27, 2001 the merger agreement with DCDC provided that the note is not to bear interest except in the event of the termination of the plan of merger, in which case the total principal amount will be due in 72 equal monthly payments of $49,722 plus interest at LIBOR plus 3%. These savings were in part offset by a one-time charge of $77,000 relating to the re-pricing of warrants issued in previous years.

        GAIN ON SALES OF PRODUCT LINE

During the first quarter of fiscal 2001 we collected the remaining $200,000 pertaining to the sale of the Easy Language line of product and recognized that amount as a one-time gain on product line sale. During the same quarter, ArtToday (our wholly owned subsidiary) sold the domain name "Caboodles" for $85,000 and recorded a one-time gain for the same amount. We had no similar transactions in the current quarter of fiscal 2002.

        EXTRAORDINARY ITEM - GAIN ON FORGIVENESS OF DEBT

During the fiscal quarter ended September 30, 2001, we recognized a $5.7 million gain from forgiveness of debt representing the difference between the carrying balances and the settlement amounts payable to unsecured creditors. The amount of $5.6 million related to the forgiveness of 90% of the Baystar note and accrued penalties and interest. The remaining amount of $97,000 related to the forgiveness of amounts payable to Delray Technologies, an unsecured creditor that had provided development services for the Design.Net division.

        SETTLEMENT COSTS

We recorded a charge of $187,490 during the fiscal quarter ended September 30, 2000 relating to the issuance of 185,005 shares of common stock in July 2000 as a settlement of the ArtToday.com Fee Agreement. We had no similar transactions in the current quarter of fiscal 2002.

        PROVISION FOR INCOME TAXES

We did not record a tax benefit in the quarter ending September 30, 2001 for domestic tax losses because of the uncertainty of realization. We adhere to Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2001, we had $1,102,000 in cash and cash equivalents. This represents a $128,000 decline from the $1,230,000 balance at June 30, 2001. Working capital at September 30, 2001 was a negative $11,977,000. This represents an improvement over both the negative working capital at June 30, 2001 of $17,480,000 and at September 30, 2000 of $18,971,000. The improvement in working capital over the previous fiscal quarter is mainly the result of the decline in current liabilities following our restructuring of the Baystar obligation.

The decline in cash and cash equivalents from June 30, 2001 resulted mainly from payments of $438,000 we made to meet our obligations to financial creditors during this fiscal quarter substantially offset by net positive cash of $328,000 generated by our operating activities.

We had a net income of $5 million during the first fiscal quarter of 2002. Excluding one time non-cash items of approximately $5.5 million representing the net effect of the forgiveness of debt and the charges relating to the issuance of and re-pricing of warrants, we would have had a net loss in excess of $500,000. Despite this proforma net loss, our operating activities generated cash of $328,000. The main items that helped reconcile the proforma net loss to the net cash provided by operating activities during the quarter ended September 30, 2001 included depreciation and amortization expenses of $363,000, decreases in net account receivable of $103,000 as we improved our collection ratio, and increases of accrued interest expenses of $237,000 because we only paid interest to Union Bank of California.

Our investing activities during the three months ended September 30, 2001 consumed $23,000 in cash used mainly in acquiring computer equipment for ArtToday.

Our financing activities consumed net cash of $438,000 for the three-month period ended September 30, 2001. During the quarter, we decreased our obligation to Union Bank by $350,000 bringing the balance of all amounts due to the bank to $3,580,000. Pursuant to our merger agreement with DCDC, DCDC acquired the Union Bank's note. Also during the first fiscal quarter of 2002, we made payments relating to capital lease obligations of $88,000.

If we fail to raise additional capital, the negative working capital position could have a material adverse effect on our liquidity in the future. The financial statements have been prepared on a basis that contemplates our continuation as a going concern and the realization of the our assets and liquidation of our liabilities in the ordinary course of business. We have an accumulated deficit of $39 million at September 30, 2001. This raises substantial doubt about our ability to be a going concern for a reasonable period of time and the auditors' report on our financial statements filed within our fiscal 2001 form 10-K reflects such doubt. The financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty. Our continued existence is dependent on our ability to obtain additional financing sufficient to allow us to meet our obligations as they become due and to achieve profitable operations.

Historically, we financed our working capital and capital expenditure requirements primarily from retained earnings, short-term and long-term bank borrowings, capitalized leases and sales of common stock. We will require additional working capital to meet our ongoing operating expenses, to develop new products, and to properly conduct business activities. We believes that our relationships with DCDC, along with the reduction in our liabilities under planned and completed settlements, will allow us to continue as a going concern, become profitable in the future, and remedy our working capital needs. In addition, we will continue to engage in discussions with third parties concerning the sale or licensing of product lines; the sale or licensing of part of our assets; and raising additional capital investment through the issuance of stock and short or long term debt financing.

The forecast period of time through which the our financial resources will be adequate to support working capital and capital expenditure requirements is a forward-looking statement that involves risks and uncertainties, and actual results could vary. The factors described in "Risk Factors", as filed in our fiscal 2001 form 10-K, will affect future capital requirements and the adequacy of available funds. We can provide no assurance that needed financing will be available. Furthermore, any additional equity financing, if available, may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. Failure to raise capital when needed will have a material adverse effect on our business, operating results, financial condition and ability to continue as a going concern.

We have no material commitments for future capital expenditures or material long-term debt at September 30, 2001 except for the amounts due Imageline.

OTHER FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

Other factors that may cause fluctuations of, or a continuing decline in, operating results in the future include the market factors and competitive factors described in our Fiscal 2001 Form 10-K, under "Future Performance and Additional Risk Factors." Factors that may affect operating results in the future include, but are not limited to:

     o    Market acceptance of our products or those of our competitors

     o Timing of introductions of new products and new versions of existing products

     o Expenses relating to the development and promotion of such new products and new version introductions

     o    Intense price competition and numerous end-user rebates

     o    Projected and actual changes in platforms and technologies

     o    Accuracy of forecasts of, and fluctuations in, consumer demand

     o    Extent of third party royalty payments

     o    Rate of growth of the consumer software and Internet markets

     o    Timing of orders or order cancellation from major customers

     o    Changes or disruptions in the consumer software distribution channels

     o Economic conditions, both generally and within the software or Internet industries

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not Applicable

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.  OTHER INFORMATION

Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Not Applicable

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 13, 2001      INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.


        By: /s/ Martin Wade, III
           --------------------------------------
        Martin Wade, III
        Director & Chief Executive Officer


        By: /s/ VINCENT DeLORENZO
           --------------------------------------
        Vincent DeLorenzo
        Chief Financial Officer (Principal Accounting Officer)