Form 10QSB
period 2001-12-31
INTERNATIONAL MICROCOMPUTER SOFTWARE INC /CA/
filed 2002-02-14
CIK 814929

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended DECEMBER 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________


                         Commission File Number 0-15949
                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)


          CALIFORNIA                                             94-2862863
          ----------                                         ------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               identification No.)

     75 ROWLAND WAY, NOVATO, CA                                     94945
     ---------------------------                                    -----
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

                                 YES [X] NO [ ]

As of February 7, 2001, 10,212,328 shares of Registrant's common stock, no par value, were outstanding.

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES

                                      INDEX




PART I -- FINANCIAL INFORMATION                                                                     3

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                                                 3
   CONDENSED CONSOLIDATED BALANCE SHEETS                                                            3
   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS                                                  4
   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS                                                  5
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                                             6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS      12
PART II - OTHER INFORMATION                                                                        25

ITEM 1.  LEGAL PROCEEDINGS                                                                         25

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                                                 25

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                                           25

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                       25

ITEM 5.  OTHER INFORMATION                                                                         25

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                          25
SIGNATURES                                                                                         26
EXHIBIT INDEX                                                                                      27

                         PART I -- FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                              (UNAUDITED)     (RESTATED)
                                                             ------------   -------------
                                                             DECEMBER 31,
                                                                 2001       JUNE 30, 2001
                                                             ------------   -------------
ASSETS
Current assets:
   Cash and cash equivalents:                                  $  1,183       $  1,268
   Receivables, less allowances for doubtful
     accounts, discounts and returns of $221 and $182             1,140          1,256
   Inventories                                                      299            176
   Prepaid royalties and licenses                                    83            229
   Other current assets                                             328            382
                                                               --------       --------
   TOTAL CURRENT ASSETS                                           3,033          3,311

Fixed assets, net                                                   461            600
Capitalized software development costs, net                       1,055          1,351
Other assets, net                                                 1,069          1,229
                                                               --------       --------
     TOTAL ASSETS                                              $  5,618       $  6,491
                                                               ========       ========

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
   Current portion long-term debt                              $  2,188       $ 11,927
   Note payable to related party                                  3,730           --
   Trade accounts payable                                         2,191          2,658
   Accrued interest and penalties payable                            42          2,293
   Accrued and other liabilities                                  2,684          2,741
   Accrued arbitration award-current                                119            131
   Deferred revenue                                               1,600          1,378
                                                               --------       --------
   TOTAL CURRENT LIABILITIES                                     12,554         21,128

Accrued arbitration award                                           696            702
Long term debt and other obligations                                424            231
                                                               --------       --------
     TOTAL LIABILITIES                                           13,674         22,061

Shareholders' deficit:
   Common stock, no par value; 300,000,000 authorized;
   Issued and outstanding 10,212,328 and 9,695,740 shares        29,737         29,089
   Accumulated deficit                                          (37,789)       (44,666)
   Accumulated other comprehensive income (loss)                     (4)             7
                                                               --------       --------
   TOTAL SHAREHOLDERS' DEFICIT                                   (8,056)       (15,570)
                                                               --------       --------
     TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT               $  5,618       $  6,491
                                                               ========       ========


See Notes to Condensed Consolidated Financial Statements

           INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                         THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                            DECEMBER 31,               DECEMBER 31,
                                                                      --------------------------  -----------------------
                                                                         2001         2000           2001     2000
                                                                                   (RESTATED)                 (RESTATED)
                                                                       -------     ----------      -------    ----------
Net revenues                                                           $ 3,656       $ 3,370       $ 6,320       $ 6,630
Product costs                                                              812           851         1,521         1,810
                                                                       -------       -------       -------       -------
Gross margin                                                             2,844         2,519         4,799         4,820

Costs and expenses:
   Sales and marketing                                                     811           847         1,509         1,571
   General and administrative                                            1,298         1,145         2,503         2,232
   Research and development                                                566           714         1,208         1,420
                                                                       -------       -------       -------       -------
Total operating expenses                                                 2,675         2,706         5,220         5,223

                                                                       -------       -------       -------       -------
Operating income (loss)                                                    169          (187)         (421)         (403)

Gain on product line sale                                                   20            --            20           285
Interest and other, net                                                    (62)         (534)         (490)       (1,089)
Gain (loss) on disposition of fixed assets                                   8             1             1            (3)
Distribution to affiliated company                                        (200)           --          (200)           --
Settlement of fee agreement                                                 --            --            --            (187)
                                                                       -------       -------       -------       -------
LOSS BEFORE INCOME TAX AND EXTRAORDINARY ITEM                              (65)         (720)       (1,090)       (1,397)

Income tax provision (benefit)                                               1             2             3            (6)
                                                                       -------       -------       -------       -------

LOSS BEFORE EXTRAORDINARY ITEM                                             (66)         (722)       (1,093)       (1,391)

Extraordinary item - gain on forgiveness of debt                         2,243            --         7,970            --
Cumulative effect of change in accounting principle                         --          (285)           --          (285)
                                                                       -------       -------       -------       -------

                                                                       -------       -------       -------       -------
NET INCOME (LOSS)                                                      $ 2,177       $(1,007)      $ 6,877        (1,676)
                                                                       =======       =======       =======        ======

Basic and diluted loss per share before extraordinary item             $ (0.01)      $ (0.07)      $ (0.11)      $ (0.14)

Basic and diluted earnings (loss) per share -- extraordinary item      $  0.23       $ (0.03)      $  0.82       $ (0.03)

Basic and diluted earnings (loss) per share                            $  0.22       $ (0.10)      $  0.70       $ (0.17)

Shares used in computing earnings (loss) per share information           9,810         9,694         9,760         9,680


See Notes to Condensed Consolidated Financial Statements

           INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                               SIX MONTHS ENDED DECEMBER 31,
                                                                -------------------------
                                                                  2001    2000 (RESTATED)
                                                                -------   ---------------
Cash flows from operating activities:

   Net cash provided by operating activities                    $   443      $   138
                                                                -------      -------

Cash flows from investing activities:

   Proceeds from product line and domain name sales                  20          285
   Purchase of equipment and furniture                              (24)        (328)
   Software development costs                                       (10)         (40)
   Acquisition of subsidiary from affiliated company                (50)          --
   Additions to other assets                                         (3)          --
                                                                -------      -------
Net cash used by investing activities                               (67)         (83)
                                                                -------      -------

Cash flows from financing activities:

   Credit line borrowings                                           141           --
   Increase in notes payable                                         --           95
   Repayment of term loans                                         (550)         (20)
   Repayment of capital lease obligations                          (159)         (98)
   Capital contributions                                            116           --
   Proceeds from issuance of common stock                             2           46
                                                                -------      -------
Net cash used by financing activities                              (450)          23
                                                                -------      -------

Effect of exchange rate change on cash and cash equivalents         (11)           3
Net increase (decrease) in cash and cash equivalents                (85)          81
Cash and cash equivalents at beginning of period                  1,268        1,775
                                                                -------      -------
Cash and cash equivalents at end of the period                  $ 1,183      $ 1,856
                                                                =======      =======

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES

Note payable arising from acquisition of Keynomics              $   150



See Notes to Condensed Consolidated Financial Statements

           INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The interim condensed consolidated financial statements have been prepared from the records of International Microcomputer Software, Inc. and Subsidiaries ("IMSI") without audit. In the opinion of management, all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial position at December 31, 2001 and the results of operations and cash flows as of and for the three and six months ended December 31, 2001 and 2000 have been made. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2001. The results of operations for the three and six months ended December 31, 2001 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

On October 1, 2001, we acquired 100% of the outstanding shares of Keynomics, Inc. a productivity software company (see Footnote #9). Keynomics was acquired from Digital Creative Development Corporation (DCDC). At the time of the acquisition, the IMSI board of directors was identical to the DCDC board of directors, with the exception of Robert Mayer, a board member of IMSI only. Additionally, Martin Wade served as the Chief Executive Officer and Vincent DeLorenzo served as the Chief Financial Officer of both companies. Consequently, the acquisition has been treated as a transfer between entities under common control. We have restated the financial statements for all prior periods to reflect the acquisition as of the beginning of the periods presented.

2. REALIZATION OF ASSETS

The financial statements have been prepared on a basis that contemplates our continuation as a going concern and the realization of assets and liquidation of liabilities in the ordinary course of business. We have an accumulated deficit of $37,789 and negative working capital of $9,521 as of December 31, 2001.

Our large accumulated losses and the negative amount of shareholders' equity as of December 31, 2001 make it difficult for us to obtain new debt financing or to obtain equity financing at attractive prices. In addition, it is likely that we will require additional capital, through equity or financing arrangements. The financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

3. SIGNIFICANT CHANGES IN OTHER ASSETS

We reached a settlement with Broderbund during the quarter ended December 31, 2001 for the outstanding issues related to our acquisition of OrgPlus from The Learning Company (predecessor of Broderbund). Simultaneously, we entered into an agreement with Human Concepts in which we transferred ownership of OrgPlus in exchange for royalties based on a percentage of their revenues and distribution rights. As a consequence of these agreements, we recorded a new intangible asset, Capitalized Distribution Rights, in the amount of $755,000. The basis for Capitalized Distribution Rights is composed of the following:

                                                                                           EFFECT ON CAPITALIZED
DESCRIPTION OF TRANSACTION                                                                  DISTRIBUTION RIGHTS
-------------------------------------------------------------------------------------------------------------------------
Reclassification of remaining basis in OrgPlus from Goodwill and Capitalized Brand                $675,000
Agreement to pay advances to Human Concepts for rights to distribute OrgPlus                       270,000
Grant to Broderbund of credit against future royalties                                             250,000
Agreement to pay settlement for all amounts owed (four quarterly payments beginning
August 2002)                                                                                       160,000

Grant to Broderbund of 800,000 names to use for 4 mailings                                          76,000
Broderbund return of 200,000 shares at $0.26 per share previously issued for the acquisition
of OrgPlus                                                                                         (52,000)
Release of liabilities on our books to Broderbund and its predecessors                            (624,000)
                                                                                                 ---------
Total increase in Capitalized Distribution Rights:                                               $ 755,000
                                                                                                 =========

Capitalized Distribution Rights are being amortized over a period of 48 months, the initial period of the distribution agreement with Human Concepts.

4. SEGMENT INFORMATION

We have four reportable operating segments based on the sales market. Two of these are geographic segments and generate revenues and incur expenses related to the sale of our PC productivity software. The third and forth segments comprise the revenues and expenses related to ArtToday.com, our graphic design Internet subsidiary and to Keynomics our newly acquired business applications subsidiary. The following table details segment information as follows (in thousands):

                                       ARTTODAY                 NORTH       OTHER    ELIMIN-
                                        .COM      KEYNOMICS    AMERICA     FOREIGN    ATIONS      TOTAL
QUARTER ENDED DECEMBER 31, 2001
----------------------------------     -------    ---------    -------     -------   -------     -------
Net Revenues-external                  $ 1,043      $ 587      $ 1,887      $ 139        --      $ 3,656
Operating income (loss)                    327        253         (424)        13        --          169
Identifiable assets                      1,394        243        4,254       (123)     (150)       5,618

QUARTER ENDED DECEMBER 31, 2000
----------------------------------     -------      -----      -------      -----    -------     -------
Net Revenues-external                  $   722      $ 136      $ 2,439      $  73        --      $ 3,370
Operating income (loss)                    (42)      (208)          53         10        --         (187)
Identifiable assets                      1,125        374        6,832        (12)     (151)       8,168

SIX MONTHS ENDED DECEMBER 31, 2001
----------------------------------     -------      -----      -------      -----    -------     -------
Net Revenues-external                  $ 1,930      $ 677      $ 3,432      $ 281        --      $ 6,320
Operating income (loss)                    606          4       (1,063)        32        --         (421)
Identifiable assets                      1,394        243        4,254       (123)     (150)       5,618

SIX MONTHS ENDED DECEMBER 31, 2000
Net Revenues-external                    1,531        337        4,577        185        --        6,630
Operating income (loss)                     44       (385)         (87)        25        --         (403)
Identifiable assets                      1,125        374        6,832        (12)     (151)       8,168

5.  EARNINGS (LOSS) PER SHARE

Earnings (loss) per share are computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. The following table summarizes the weighted average shares outstanding:

                                                                    THREE MONTHS ENDED 12/31          SIX MONTHS ENDED 12/31
                                                                      2001             2000            2001            2000
                                                                   ----------       ---------       ----------     -----------
Weighted Average Shares Outstanding                                 9,809,876        9,693,892       9,760,325      9,680,040

Total Stock Options Outstanding                            (1)      1,800,162        2,123,271       1,800,162      2,123,271

Less: Stock Options that are out of the money                      (1,621,492)      (2,113,648)     (1,621,492)    (2,113,648)

Total Warrants Outstanding                                 (1)      2,821,791          714,291       2,821,791        714,291

Less: Warrants that are out of the money                           (2,393,577)        (707,105)     (2,393,577)      (707,105)
                                                                   ----------        ---------      ----------     ----------

Diluted Weighted Average Shares Outstanding                        10,416,760        9,710,701      10,367,209      9,696,849


(1) A total of 4,621,953 and 2,837,562 potentially dilutive securities for the quarters ending December 31, 2001 and 2000 respectively, have been excluded from the computation of earnings (loss) per share, as their inclusion would be anti-dilutive.

6. COMPREHENSIVE INCOME (LOSS)

Comprehensive income includes changes in the balance of items that are reported directly in a separate component of shareholders' equity on the condensed consolidated balance sheets. The reconciliation of net income (loss) to comprehensive income (loss) is as follows.

                                             THREE MONTHS ENDED DECEMBER 31,  SIX MONTHS ENDED DECEMBER 31,
                                                  2001    2000 (RESTATED)       2001      2000 (RESTATED)
                                               -------    ---------------     --------    ---------------
Net Income (Loss)                              $ 2,177        $(1,007)           6,877        $(1,676)
Foreign currency translation adjustments           (16)             1              (12)             4
TOTAL COMPREHENSIVE GAIN (LOSS)                $ 2,161        $(1,006)         $ 6,865        $(1,672)

7. NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board adopted SFAS No. 142 Goodwill And Intangible Assets. SFAS No. 142 addresses the methods used to amortize intangible assets and to assess impairment of those assets, including goodwill resulting from business combinations accounted for under the purchase method. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, except for the non-amortization provisions of the statement, which are effective for business combinations completed after June 30, 2001. Included in our assets at December 31, 2001, is goodwill with a net carrying value of $133,000 related to the acquisition of ArtToday.com. OrgPlus goodwill, which was included in this category prior to this quarter, was transferred to capitalized distribution rights in conjunction with the settlement of our software license and distribution agreement with Broderbund and concurrent software assignment, license and distribution agreements with Human Concepts.

Upon adoption of SFAS No. 142, we will no longer amortize goodwill related to ArtToday.com, decreasing amortization expense by approximately $81,000 in fiscal 2003. We are required to assess this goodwill for impairment in the year of adoption. We do not expect the adoption of SFAS No. 142 to have a material effect on our financial condition or results of operation.

In 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 applies to all entities that have legal obligations associated with the retirement of a tangible long-lived asset. SFAS 143 requires that a liability for an asset retirement obligation be recognized if the obligation meets the definition of a liability in FASB Concepts Statement 6, Elements of Financial Statements, and if the amount of the liability can be reasonably estimated. When a retirement obligation is initially recognized, the asset retirement cost is capitalized by increasing the carrying amount of the related long-lived asset by an amount equal to the liability. The initial recording of the obligation should be at fair market value. SFAS 143 is effective for fiscal years beginning after June 15, 2002, but earlier application is encouraged The Company does not expect this statement to have a material effect on its financial statements.

In 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, as well as the provisions of APB Opinion 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, that address the disposal of a business. SFAS 144 also amends ARB 51, Consolidated Financial Statements, to eliminate the exception to consolidate a subsidiary for which control is likely to be temporary. SFAS 144 carries over the recognition and measurement provisions of SFAS 121, but differs from SFAS 121 in that it provides guidance for estimating future cash flows to test recoverability. SFAS 144 also includes criteria that have to be met for an entity to classify a long-lived asset or asset group as held for sale, and extends the presentation of discontinued operations permitted by Opinion 30 to include disposals of a component of an entity. SFAS 144 is effective for fiscal years beginning after December 15, 2001, except for the disposal provisions, which are immediately effective. We do not expect the adoption of SFAS No. 144 to have a material effect on our financial condition or results of operation.

8. EXTRAORDINARY ITEMS

During the fiscal quarter ended December 31, 2001, we recognized $2,243,000 gain from forgiveness of debt. $2,062,000 was related to the forgiveness of a portion of the principal and accrued interest on the Silicon Valley Bank note. $140,000 was related to the forgiveness of amounts payable to Light Work Design and $40,500 was related to the forgiveness of amounts payable to Microsoft. Light Work Design and Microsoft are two unsecured creditors that were owed royalties.

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

These combined transactions resulted into an aggregate forgiveness of debt gain of $7,970,000 for the six-month period ended December 31, 2001.

9. RELATED PARTIES TRANSACTIONS (KEYNOMICS ACQUISITION)

On November 29, 2001, we entered into a stock purchase agreement to acquire all issued and outstanding shares of capital stock of Keynomics, a California corporation focused on productivity enhancement software and wholly owned and controlled by DCDC. At the time of the acquisition, the IMSI board of directors was identical to the DCDC board of directors, with the exception of Robert Mayer, a board member of IMSI only. Additionally, Martin Wade served as the Chief Executive Officer and Vincent DeLorenzo served as the Chief Financial Officer of both companies. Consequently, the acquisition has been treated as a transfer between entities under common control. We have restated the financial statements for all prior periods to reflect the acquisition as of the beginning of the periods presented. The boards of directors of IMSI, DCDC and Keynomics approved the transaction. The total aggregate purchase price of Keynomics was $200,000 payable in installments to DCDC. As of December 31, 2001, $50,000 had been paid. This purchase price was based on the determination of the board of directors and management of DCDC, Keynomics and IMSI.

The stock purchase agreement also calls for potential payments in the future to DCDC depending on Keynomics' performance. These amounts, payable 60 days after the end of the next three fiscal years, consist of 50% of Keynomics' net operating income, if any, in excess of:

     - $500,000 in the fiscal year ending June 30, 2003

     - $1,000,000 in the fiscal year ending June 30, 2004

     - $1,500,000 in the fiscal year ending June 30, 2005

Furthermore, potential payments may be due DCDC if we sell substantially all of the capital stock or substantially all of the assets of Keynomics within six months following the closing of the deal. Such payments would consist of fifty percent of any amount in excess of $1.2 million.

As of the date of the purchase, Keynomics had $245,000 of promissory notes outstanding. Subsequent to the execution of the stock purchase agreement, holders of an aggregate $225,000 of the outstanding notes agreed to convert them into 661,765 shares of IMSI's capital stock at $0.34 per share. Gordon Landies, our president, and Paul Jakab, our Chief Operating Officer, received 192,079 and 10,232 shares of IMSI's capital stock, respectively, in exchange for their outstanding promissory notes from Keynomics. Joe Abrams, an IMSI related party, received 287,389 shares in exchange for his outstanding promissory note to Keynomics. Mr. Abrams holds IMSI stock options and warrants, which if exercised, would result in ownership exceeding 5% of the total shares outstanding.

The following tables summarize the effect of the acquisition of Keynomics on IMSI's Balance Sheet, Statement of Operations, and Statement of Cash Flows:

                                                           DECEMBER 31, 2001                           JUNE 30, 2001
                                                 -------------------------------------------------------------------------------
BALANCE SHEET (IN THOUSANDS)                       BEFORE                     AFTER         BEFORE                      AFTER
                                                 ACQUISITION   KEYNOMICS   ACQUISITION    ACQUISITION    KEYNOMICS   ACQUISITION
                                                 -----------   ---------   -----------    -----------    ---------   -----------
ASSETS
Current assets                                      2,856         177          3,033          2,875         436          3,311
Long term assets                                    2,518          67          2,585          3,113          67          3,180
TOTAL ASSETS                                        5,374         244          5,618          5,988         503          6,491

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities                                12,154         400         12,554         20,354         774         21,128
Long term liabilities                               1,067          53          1,120            880          53            933
TOTAL LIABILITIES                                  13,221         453         13,674         21,234         827         22,061

TOTAL SHAREHOLDERS' DEFICIT                        (7,847)       (209)        (8,056)       (15,246)       (324)       (15,570)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT         5,374         244          5,618          5,988         503          6,491

                                                         THREE MONTHS ENDED DECEMBER 31,         THREE MONTHS ENDED DECEMBER 31,
                                                                      2001                                   2000
                                                      -----------------------------------------------------------------------------
STATEMENTS OF OPERATIONS (IN THOUSANDS)                 BEFORE                    AFTER        BEFORE                      AFTER
                                                      ACQUISITION   KEYNOMICS  ACQUISITION   ACQUISITION   KEYNOMICS    ACQUISITION
                                                      -----------   ---------  -----------   -----------   ---------    -----------
Net revenues                                             3,069         587         3,656         3,234         136         3,370
Product costs                                              803           9           812           845           6           851
Gross margin                                             2,266         578         2,844         2,389         130         2,519

Total operating expenses                                 2,350         325         2,675         2,368         338         2,706

Operating income (loss)                                    (84)        253           169            21        (208)         (187)

Other Income / Expense                                    (230)         (4)         (234)         (533)         --          (533)

INCOME (LOSS) BEFORE INCOME TAX AND EXTRAORDINARY
  ITEM                                                    (314)        249           (65)         (512)       (208)         (720)

Income tax provision (benefit)                               1          --             1             2          --             2

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                   (315)        249           (66)         (514)       (208)         (722)

Extraordinary item - gain on forgiveness of debt         2,243          --         2,243            --          --            --
Cumulative effect of change in accounting principle         --          --            --          (285)         --          (285)

NET INCOME (LOSS)                                        1,928         249         2,177          (799)       (208)       (1,007)


                                                          SIX MONTHS ENDED DECEMBER 31,         SIX MONTHS ENDED DECEMBER 31,
                                                                      2001                                   2000
                                                      -----------------------------------------------------------------------------
STATEMENTS OF OPERATIONS (IN THOUSANDS)                  BEFORE                   AFTER        BEFORE                      AFTER
                                                      ACQUISITION   KEYNOMICS  ACQUISITION   ACQUISITION   KEYNOMICS    ACQUISITION
                                                      -----------   ---------  -----------   -----------   ---------    -----------
Net revenues                                             5,643         677         6,320         6,293         337         6,630
Product costs                                            1,512           9         1,521         1,802           8         1,810
Gross margin                                             4,131         668         4,799         4,491         329         4,820

Total operating expenses                                 4,557         663         5,220         4,509         714         5,223

Operating income (loss)                                   (425)          4          (421)          (18)       (385)         (403)

Other Income / Expense                                    (664)         (5)         (669)         (994)         --          (994)

INCOME (LOSS) BEFORE INCOME TAX AND EXTRAORDINARY
   ITEM                                                 (1,089)         (1)       (1,090)       (1,012)       (385)       (1,397)

Income tax provision (benefit)                               3          --             3            (6)         --            (6)

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                 (1,092)         (1)       (1,093)       (1,006)       (385)       (1,391)

Extraordinary item - gain on forgiveness of debt         7,970          --         7,970            --          --            --
Cumulative effect of change in accounting principle         --          --            --          (285)         --          (285)

NET INCOME (LOSS)                                        6,878          (1)        6,877        (1,291)       (385)       (1,676)

                                                       SIX MONTHS ENDED DECEMBER 31, 2001       SIX MONTHS ENDED DECEMBER 31, 2000
                                                      -------------------------------------    -------------------------------------
STATEMENT OF CASH FLOWS (IN THOUSANDS)                  BEFORE      KEYNOMICS      AFTER         BEFORE      KEYNOMICS      AFTER
                                                      ACQUISITION               ACQUISITION    ACQUISITION               ACQUISITION
                                                      -----------   ---------   -----------    -----------   ---------   -----------
Net cash provided (used) by operating activities          591         (148)          443           447         (309)          138

Net cash provided (used) by investing activities          (61)          (6)          (67)          (24)         (59)          (83)

Net cash provided (used) by financing activities         (566)         116          (450)         (107)         130            23

Effect of exchange rate change on cash and cash
  equivalents                                             (11)          --           (11)            3           --             3
Net increase (decrease) in cash and cash equivalents      (47)         (38)          (85)          319         (238)           81
Cash and cash equivalents at beginning of period        1,230           38         1,268         1,477          298         1,775
Cash and cash equivalents at end of the period          1,183           --         1,183         1,796           60         1,856


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

RECENT EVENTS

        KEYNOMICS ACQUISITION

On November 29, 2001, we entered into a stock purchase agreement with DCDC to acquire all issued and outstanding shares of capital stock of Keynomics, a California corporation focused on productivity enhancement software and wholly owned and controlled by DCDC. We pursued this acquisition in order to benefit from the online technology that Keynomics has developed. In addition, we plan on integrating sales and marketing for Keynomics which may result in future cost savings and synergies in corporate sales.

Incorporated in April 2000, Keynomics provides ergonomic and key boarding training for Fortune 1000 companies for worker-enhanced safety, productivity and ergonomic compliance improvements. Keynomics currently offers "The KeySoft Performance System" in its server and ASP versions as its core products. The company's mission is to reduce corporate keyboarding costs and risks and provide significant long-term savings through ergonomic and productivity training and awareness.

The transaction was accounted for as a transfer between entities under common control. The total aggregate purchase price of Keynomics was $200,000 payable in installments to DCDC. As of December 31, 2001, $50,000 had been paid. The stock purchase agreement also calls for potential payments in the future to DCDC depending on Keynomics' performance. These amounts, payable 60 days after the end of the next three fiscal years, consist of 50% of Keynomics' net operating income, if any, in excess of:

- $500,000 in the fiscal year ending June 30, 2003

- $1,000,000 in the fiscal year ending June 30, 2004

- $1,500,000 in the fiscal year ending June 30, 2005

 Furthermore, potential payments may be due DCDC if we sell substantially all of the capital stock or substantially all of the assets of Keynomics within six months following the closing of the deal. Such payments would consist of fifty percent of any amount in excess of $1.2 million.

As of the date of the purchase, Keynomics had $245,000 of promissory notes outstanding. Subsequent to the execution of the stock purchase agreement, holders of an aggregate $225,000 of the outstanding notes agreed to convert them into 661,765 shares of IMSI's capital stock at $0.34 per share. Gordon Landies, our president, and Paul Jakab, our Chief Operating Officer, received 192,079 and 10,232 shares of IMSI's capital stock, respectively, in exchange for their outstanding promissory notes from Keynomics. Joe Abrams, an IMSI related party, owner of shares of IMSI's capital stock in excess of 5% of the total outstanding also received 287,389 shares in exchange of his outstanding promissory note to Keynomics.

         BRODERBUND SETTLEMENT

On October 31, 2001, we entered into a termination agreement with Broderbund (The Learning Company's successor) whereby we, collectively with Broderbund, terminated the October 1998 software license agreement of Org Plus and all related amendments and released each other from all obligations and liabilities. We agreed to pay Broderbund $160,000 payable in four equal quarterly installments commencing on August 15, 2002 for this settlement. We had previously accrued $400,000 in relation to the dispute. The termination agreement also called for Broderbund to transfer back to us ownership of the 200,000 shares of IMSI's capital stock issued to them pursuant to the January 1999 amendment.

Furthermore, we executed two additional agreements with Broderbund on October 31, 2001:

     - An assignment of copyrights and trademark rights, whereby Broderbund transfers, grants, conveys, assigns and relinquishes to us, exclusively and in perpetuity, all its right, title and interest in the Org Plus product.

     - A software license and distribution agreement, whereby we grant to Broderbund a three-year, worldwide, non-exclusive license to sell Lumiere, Flow, TurboProject, Hijaak standard and FormTool through direct mail and to OEMs for royalty payments. This agreement also calls for us to grant to Broderbund a perpetual, worldwide, non-exclusive license to the source code of FormTool Express for limited use, as well as the right to email names from our customer database and a perpetual, worldwide, non-exclusive license to PrintMaster content for a limited use.

         ASSIGNMENT, LICENSE AND DISTRIBUTION AGREEMENTS OF ORG PLUS TO HUMAN CONCEPTS

During the month of November 2001, we executed an agreement with Human Concepts (a software republisher), whereby we transferred to Human Concepts ownership of the Org Plus software product in exchange for royalties (Agreement for Assignment of Software).

During the same period we also executed a second agreement with Human Concepts (Software License and Distribution Agreement) whereby we licensed from Human Concepts rights to distribute the Org Plus product to end users and resellers in North America, Australia and New Zealand. This contract calls for royalty payments ranging from 25% to 50% of our net revenues to Human Concepts; however, minimum royalties of $30,000 per month for nine months are due starting February 2002. Consequently, upon executing the agreement, we recorded a liability of $270,000 representing the minimum royalties due Human Concepts. In addition, this agreement provides for a buy out clause, whereby this agreement shall terminate if, HC pays IMSI (i) $400,000 at any time from June 30, 2003 to June 30, 2005, and in addition HC has simultaneously bought out the royalty in the Assignment Agreement for an additional $100,000, or (ii) $600,000 at any time from July 1, 2005 to June 30, 2008, or (iii) $900,000 at any time on or after July 1, 2008. HC shall determine, in its sole discretion, if and when to make such payment to IMSI and if such a payment is made by HC this agreement shall terminate on the date such payment is made.

Human Concepts is owned in its entirety by Mr. Martin Sacks, a former officer and board member of IMSI. At the present time, Mr. Sacks owns 320,925 of the outstanding shares of IMSI.

         DEBT RESTRUCTURING AND MERGER

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

DCDC has yet to file its annual report on form 10-K for the fiscal year ended June 30, 2001. This delay in meeting its filing requirements and the resulting failure to issue a proxy statement and solicit approval of its shareholders for the merger has delayed and could prevent the merger of the two companies. Consequently, it is not known at this time when the merger with DCDC will be consummated. If the merger is not consummated, the companies have agreed that we shall pay DCDC the Union Bank note principal in 72 equal monthly payments of $49,722 plus interest at LIBOR plus 3%. Until the merger is completed or terminated, interest is not accruing on the unpaid balance.

Along with the execution of the merger agreement, we are in the process of restructuring our outstanding debt as follows:

        On October 9, 2001 we signed an agreement with Silicon Valley Bank for a settlement of its existing secured note, which had a balance (including penalties and interest) of approximately $3.2 million. The settlement provides for a new secured promissory note for $1.2 million with 12 monthly payments of $100,000 plus interest at 12% interest per annum beginning October 20, 2001. The first four installments have been paid.

     - On July 27, 2001, and as subsequently amended on September 24, 2001 and October 5, 2001, IMSI and Imageline agreed on the settlement of a) an arbitration award issued in January 2000 in favor of Imageline; and b) a variety of on going issues between the parties involving the intellectual property rights of Imageline. The agreement, effective September 30, 2001, calls for us to provide Imageline a variety of considerations including the following:

              - The dismissal of any further appeals of the award (which dismissal occurred on October 11, 2001).

              - Cash installments over a 12-year period, starting October 2001. These payments are to be made as follows: twelve monthly payments of $11,500 beginning on October 5, 2001; four equal quarterly payments of $78,750 beginning on September 30, 2002 and, 132 monthly payments of $6,500 thereafter. These payments had a net present value at June 30, 2001 of approximately $833,000 assuming a 12% discount rate.

              - Rights to royalties, licenses, and inventories pertaining to our MasterClips line of products.

              - A percentage of any net recovery we obtain from indemnification claims we have against third parties associated with the original circumstances leading to the arbitration award.

     - On July 30, 2001 we entered into an agreement with Baystar wherein Baystar agreed to accept $626,000 as settlement of all obligations due and totaling $6,260,000. Payments are to be made in four quarterly payments beginning September 30, 2002. Interest is to accrue at 8% per annum from August 31, 2001 until the September 2002 payment, and at 12% per annum thereafter until the claim is paid in full on or before June 30, 2003.

     - We negotiated an agreement with many of our remaining unsecured creditors, which provides for the discounting to 10% of all outstanding amounts owed to them (plus the payment of interest from February 1, 2000 at the rate of 8% per annum). These payments are to be made in quarterly installments beginning August 15, 2002. These unsecured creditors comprise approximately $3,800,000 of debt on our balance sheet. We estimate the total settlement on this debt to be approximately $450,000; and, when settled, we expect to record a gain on forgiveness of debt of approximately $3,350,000.

We believe that our planned merger or alternative repayment arrangement with DCDC, along with the reduction in our liabilities under planned and completed settlements, will allow us to become profitable in the future and provide a remedy to our working capital needs. In addition, we will continue to engage in discussions with third parties concerning the sale or license of non-core product lines; the sale or license of part of our assets; and raising additional capital investment through the issuance of stock and short or long term debt financing.

RESULTS OF OPERATIONS

The following tables sets forth our results of operations for the three and six-month periods ended December 31, 2001 and 2000 in absolute dollars and as a percentage of net revenues. It also details the changes from the prior fiscal year in absolute dollars and in percentages:

                                                                       FISCAL QUARTER ENDED DECEMBER 31,
                                                 -------------------------------------------------------------------------

                                                                      2001                              2000 (RESTATED)
                                                 -----------------------------------------------     ---------------------
                                                                           $ change    % change
                                                                             from        from                       as % of
                                                    $             as %     previous    previous        $             sales
                                                                of sales     year        year
                                                 -------        --------   --------    --------     -------         -------
Net Revenues                                     $ 3,656         100.0%    $   286        8.5%      $ 3,370         100.0%

Product Cost                                         812          22.2%        (39)      -4.6%          851          25.3%

    GROSS MARGIN                                   2,844          77.8%        325       12.9%        2,519          74.7%

Operating Expenses

  Sales & Marketing                                  811          22.2%        (36)      -4.3%          847          25.1%
  General & Administrative                         1,298          35.5%        153       13.4%        1,145          34.0%
  Research & Development                             566          15.5%       (148)     -20.7%          714          21.2%
    TOTAL OPERATING EXPENSES                       2,675          73.2%        (31)      -1.1%        2,706          80.3%

    OPERATING INCOME                                 169           4.6%        356      190.4%         (187)         -5.5%

Other Income (Expenses)
  Interest (expense)                                 (69)         -1.9%        465       87.1%         (534)        -15.8%
  Interest income                                      4           0.1%          4                       --
  Foreign exchange gain (loss)                        12           0.3%         12                       --
  Other Income (Expenses)                             (9)         -0.2%         (9)                      --
  Distribution to affiliated company                (200)         -5.5%       (200)                      --
  Gain (loss) on disposal of fixed assets              8           0.2%          7      700.0%            1           0.0%
  Gain on sales of product line                       20           0.5%         20                       --
  Settlement costs                                    --           0.0%         --                       --
    TOTAL OTHER EXPENSES                            (234)         -6.4%        299       56.1%         (533)        -15.8%

INCOME (LOSS) BEFORE TAX AND EXTRAORDINARY
  ITEMS                                              (65)         -1.8%        655       91.0%         (720)        -21.4%

Income tax expense (benefit)                           1           0.0%         (1)     -50.0%            2           0.1%

LOSS BEFORE EXTRAORDINARY ITEMS                      (66)         -1.8%        656       90.9%         (722)        -21.4%

Cumulative effect of change in accounting
  principles                                          --           0.0%        285      100.0%         (285)         -8.5%
Gain from forgiveness of debt                      2,243          61.4%      2,243                       --

NET INCOME (LOSS)                                $ 2,177          59.5%    $ 3,184      316.2%      $(1,007)        -29.9%

                                                                           SIX MONTHS ENDED DECEMBER 31,
                                                 -----------------------------------------------------------------------------
                                                                     2001                                   2000 (RESTATED)
                                                 ----------------------------------------------       ------------------------
                                                                         $ change      % change
                                                                            from         from                          as % of
                                                   $           as % of    previous     previous         $               sales
                                                                sales       year         year
                                                 ------        -------   ---------     --------       -------          -------
Net Revenues                                     $6,320         100.0%    $  (310)       -4.7%        $ 6,630          100.0%

Product Cost                                      1,521          24.1%       (289)       16.0%         1,810            27.3%

    GROSS MARGIN                                  4,799          75.9%        (21)       -0.4%          4,820           72.7%

Operating Expenses

  Sales & Marketing                               1,509          23.9%        (62)       -3.9%          1,571           23.7%
  General & Administrative                        2,503          39.6%        271        12.1%          2,232           33.7%
  Research & Development                          1,208          19.1%       (212)      -14.9%          1,420           21.4%
    TOTAL OPERATING EXPENSES                      5,220          82.6%         (3)       -0.1%          5,223           78.8%

    OPERATING INCOME                               (421)         -6.7%        (18)       -4.5%           (403)          -6.1%

Other Income (Expenses)
  Interest (expense)                               (477)         -7.5%        612        56.2%         (1,089)         -16.4%
  Interest income                                     6           0.1%          6                          --
  Foreign exchange gain (loss)                        1           0.0%          1                          --
  Other Income (Expenses)                           (20)         -0.3%        (20)                         --
  Distribution to affiliated company               (200)         -3.2%       (200)                         --
  Gain (loss) on disposal of fixed assets             1           0.0%          4       133.3%             (3)           0.0%
  Gain on sales of product line                      20           0.3%       (265)      -93.0%            285            4.3%
  Settlement costs                                   --                       187       100.0%           (187)          -2.8%
    TOTAL OTHER EXPENSES                           (669)        -10.6%        325        32.7%           (994)         -15.0%

INCOME (LOSS) BEFORE TAX AND EXTRAORDINARY
  ITEMS                                          (1,090)        -17.2%        307        22.0%         (1,397)         -21.1%

Income tax expense (benefit)                          3           0.0%          9       150.0%             (6)          -0.1%

LOSS BEFORE EXTRAORDINARY ITEMS                  (1,093)        -17.3%        298        21.4%         (1,391)         -21.0%

Cumulative effect of change in accounting
  principles                                         --                       285       100.0%           (285)          -4.3%
Gain from forgiveness of debt                     7,970         126.1%      7,970                          --            0.0%

NET INCOME (LOSS)                               $ 6,877         108.8%    $ 8,553       510.3%        $(1,676)         -25.3%

         NET REVENUES

Net revenues of each of our principal product categories in dollars and as a percentage of total net revenues for the three and six-month periods ended December 31, 2001 and 2000 are summarized in the following table (in thousands except for percentage amounts):

                                      THREE MONTHS ENDED DECEMBER 31,                    SIX MONTHS ENDED DECEMBER 31,
                            ------------------------------------------------    -------------------------------------------------
                                 2001              2000           Changes           2001               2000            Changes
                            --------------    --------------    ------------    --------------    --------------    -------------
                               $        %        $        %       $       %        $        %        $        %       $        %
                            -------    ---    -------    ---    -----    ---    -------    ---    -------    ---    -----    ----
PRECISION DESIGN            $ 1,121     31%   $ 1,346     40%   $(225)   -17%   $ 1,935     31%   $ 2,288     35%   $(353)    -15%
GRAPHIC DESIGN                1,238     34%     1,052     31%     186     18%     2,249     36%     2,576     39%    (327)    -13%
BUSINESS APPLICATION          1,154     32%       693     21%     461     67%     1,961     31%     1,174     18%     787      67%
UTILITIES                        20      1%       254      8%    (234)   -92%        48      1%       861     13%    (813)    -94%
OTHER PRODUCTS                  132      4%        41      1%      91    221%       143      2%        65      1%      78     120%

PROVISION FOR RETURNS AND
REBATES NOT YET RECEIVED         (9)     0%       (16)     0%       7    -44%   $   (16)     0%      (334)    -5%     318     -95%
                            -------    ---    -------    ---    -----    ---    -------    ---    -------    ---    -----    ----
NET REVENUES                $ 3,656    100%   $ 3,370    100%   $ 286      8%   $ 6,320    100%   $ 6,630    100%   $(310)     -5%
                            =======    ===    =======    ===    =====    ===    =======    ===    =======    ===    =====    ====

The sales figures provided in this table have been restated to include Keynomics' sales figure into the business application category.

Sales of FloorPlan and IMSI's flagship product, TurboCAD, decreased in the three and the six month periods ended December 31, 2001 as compared to the same reporting periods in the previous fiscal year, resulting in an overall decrease in revenues in the precision design category. The inability to adequately fund a strong marketing strategy, the intense competition that characterizes the computer-aided design market and the delays in introducing the new version 8.0 of TurboCAD negatively impacted sales of the precision design category.

In the three and six month periods December 31, 2001, revenues in the graphic design category consisted in majority of subscription revenues for graphic content from our wholly owned subsidiary ArtToday.com. When compared to the same periods in the previous fiscal year, ArtToday.com's sales increased in the quarter ended December 31, 2001 from $722,000 to $1,043,000 and from $1,531,000 to $1,930,000 for the six-month period ended December 31, 2001. This increase is the direct result of higher average subscription prices paid by customers as a result of a wider range of subscription choices. Because ArtToday.com's revenues are based on subscriptions, these amounts are initially deferred and then amortized over the subscription periods, which extend up to twelve months. As of December 31, 2001, approximately $1,077,000 of revenue related to ArtToday.com remained deferred. The following table details the amortization schedule of these deferred revenues for the upcoming year:

                 ARTTODAY.COM DEFERRED REVENUES TO BE RECOGNIZED

3RD QUARTER OF FISCAL 2002                    $566,000
4TH QUARTER OF FISCAL 2002                    $315,000
1ST QUARTER OF FISCAL 2003                    $156,000
2ND QUARTER OF FISCAL 2003                     $40,000
                                            ----------
TOTAL                                       $1,077,000
                                            ==========

The decrease in overall revenues in the graphic design category for the six-month period ended December 31, 2001 is attributable to the steep decline in the revenues from the historically most important revenue producing product line within this category, MasterClips. The significant decrease in Masterclips' revenues was the result of decreased sales from our republisher Vivendi who acquired the rights to the product during the previous fiscal year. The republishing agreement with Vivendi expired according to its own terms and we subsequently released new versions of Masterclips in December 2001. Also, the recent settlement agreement we entered into with Imageline on July 27, 2001, and as subsequently amended on September 24, 2001 and October 5, 2001 allowed us to regain full control over the Masterclips line of products. We intend to continue publishing new versions of Masterclips in the future.

Future sales of Masterclips along with the increasing trend of ArtToday.com sales should contribute to higher revenues in the graphic design category in future reporting periods.

During the quarter ended December 31, 2001, we acquired Keynomics, a company focused on productivity enhancement software. Sales of Keynomics' products contributed $587,000 to the business application category during this fiscal quarter as compared to $136,000 for the same period in fiscal 2001. Keynomics' increased contribution explains the increase in revenues in this category as compared to the same quarter of the previous fiscal year.

Prior to September 30, 2000, our focus had been primarily on our Internet business and our graphic and precision design products, and because we did not spend as much on marketing non-core products as during previous periods, sales of Flow!, FormTool, Maplinx, MasterPublisher, OrgPlus, People Scheduler, Web Business Builder, Hijaak and TurboProject all declined as of December 2000 bringing revenues from the business application category to an all time low. During the six month period ended December 31, 2001, however, demand for some of our non-core products in this category such as Flow! and FormTool increased. This increased demand along with the $340,000 increase in Keynomics' revenues were able to offset the slight decrease in the sales of OrgPlus and further contribute to the overall increase in revenues in the business application category as compared to the same reporting period of the previous fiscal year.

The decrease in revenues in the utilities category for the three and six month periods ended December 31, 2001 as compared to the same periods of fiscal 2001 resulted from the sales of Net Accelerator and WinDelete declining during the first two quarters of fiscal 2002. These products have not been updated recently nor have we put much resources into promoting and selling them.

Revenues in the other products category for the three and six month periods ended December 31, 2001 were not material and the slight increase over the comparable periods in the previous fiscal year was primarily due to the sales of non-core, third-party products.

Net revenues from domestic sales increased by $138,000 or 4% to $3,287,000 and were 90% of total net revenues for the three-month period ended December 31, 2001. This compares to net revenues from domestic sales of $3,149,000, or 93% of total net revenues, for the comparable period in the previous fiscal year. For the six month period ended December 31, 2001, net revenues from domestic sales decreased $437,000 or 7% to $5,653,000 and were 89% of total net revenues. This compares to $6,090,000 or 92% of total net revenues, for the comparable period in the previous fiscal year.

Net revenues from international sales increased by $147,000 or 67%, and were $368,000 or 10% of net revenues for the three-month period ended December 31, 2001. This compares to $221,000 or 7% of net revenues for the three months ended December 31, 2000. For the six month period ended December 31, 2001, net revenues from international sales increased $127,000 or 24% to $667,000 and were 11% of total net revenues. This compares to $540,000 or 8% of total net revenues, for the comparable period in the previous fiscal year.

Our financial problems were the primary cause of our overall decreased revenues over the six months period ended December 31, 2001 when compared to the same period in the previous fiscal year. We have not been able to implement the kind of effective advertising programs necessary to maintain unit sales volumes, share of the market, and shelf space in distribution.

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

         PRODUCT COSTS

Our product costs include the costs of diskette and CD-ROM duplication, printing of manuals, packaging and fulfillment, freight-in, freight out, license fees, royalties that we pay to third parties based on sales of published software and amortization of capitalized software acquisition and development costs. Costs associated with the return of products, such as refurbishment and the write down in value of returned goods are also included in product costs. The decrease in product costs in absolute dollars and as a percentage of net revenues in the three and six-month periods ended December 31, 2001 as compared to the same periods from the previous fiscal year was primarily attributable to lower amortization costs.

We amortize capitalized software development costs and license fees on a product-by-product basis. The amortization for each product is the greater of the amount computed using (a) the ratio of current gross revenues to the total of current and anticipated future gross revenues for the product or (b) the economic life of such product. During the first six months of fiscal 2002, we did not capitalize any new software development costs. Amortization of such costs was $362,000, and $750,000 in the six-month periods ended December 31, 2001 and December 31, 2000, respectively.

         SALES AND MARKETING

Our sales and marketing expenses consist primarily of salaries and benefits of sales and marketing personnel, commissions, advertising, printing and direct mail expenses. Decreased commissions paid to our sales force along with reduced advertising expenses were the primary reasons for the overall decrease in sales and marketing expenses in the three and six months ended December 31, 2001.

         GENERAL AND ADMINISTRATIVE

Our general and administrative expenses consist primarily of the salaries and benefits for employees in the legal, finance, accounting, human resources, information systems and operations departments and fees to our professional advisors. For the six-month period ended December 31, 2001 a one time charge of $211,000 relating to issuance of warrants to outside consultants, totaling 785,000 warrants with an average exercise price of $0.27 and terms of three to ten years, combined with the severance cost of $60,000 payable to one of our former executives were the primary causes of the increase in general and administrative expense. For the three months ended December 31, 2001, outside consulting fees increased by approximately $25,000.

         RESEARCH AND DEVELOPMENT

Our research and development expenses consist primarily of salaries and benefits for research and development employees and payments to independent contractors. Research and development costs decreased in the three and six-month periods ended December 31, 2001 as compared to the same reporting periods in the previous fiscal year. This decrease is mainly due to lower payroll charges and outside consulting fees relating to the Design.Net division, which was spun off effective October 1, 2001, and to the decrease in the number of products under development. The steady ratio as a percentage of net revenues reflects our commitment to sustain our investment in research and development for our core products as well as for our subsidiaries by maintaining strong relationships with our development team in Russia.

         INTEREST AND OTHER, NET

Interest and other expenses, net, include interest and penalties on debt instruments, foreign currency transaction gains and losses, and other non-recurring items. The following table summarizes the components of interest and other, net for the three and six-month periods ended December 31, 2001 and 2000:

                                    FISCAL QUARTER ENDED DECEMBER 31,
                                    ---------------------------------
                                       2001          2000 (RESTATED)
                                    ---------        ----------------
                                         $                 $
                                    ---------        ----------------
   INTEREST AND OTHER, NET
Interest (expense)                     $ (69)           $  (398)
Interest income                            4                 --
Foreign exchange gain (loss)              12                 --
Penalties                                 --               (136)
Other (expense) income                    (9)                --

                                       -----            -------
TOTAL                                  $ (62)           $  (534)
                                      ======            =======

                                           SIX MONTHS ENDED DECEMBER 31,
                                        ---------------------------------
                                           2001          2000 (RESTATED)
                                        ---------        ----------------
                                            $                 $
                                        ---------        ----------------
INTEREST AND OTHER, NET
Interest (expense)                         $(322)           $  (817)
Interest related to warrants issued          (65)                --
Interest income                                6                 --
Foreign exchange gain (loss)                   1                 --
Penalties                                    (90)              (272)
Other (expense) income                       (20)                --

                                           -----            -------
TOTAL                                      $(490)           $(1,089)
                                           =====            =======

Interest and other expense, net, decreased substantially in the six-month period ended December 31, 2001, as compared to the same reporting period in fiscal 2001. This decrease is mainly the result of our debt restructuring and the plan of merger we signed with DCDC on August 31, 2001. We did not accrue penalties on the Baystar note after August 2001, and interest expenses of 8% per annum on the new negotiated balance of the Baystar is substantially reduced as compared to the same period from the previous year. We saved on the interest previously paid to Union Bank of California since the note was acquired by DCDC. The merger agreement provides that the note is not to bear interest except in the event of the termination of the plan of merger

         GAIN ON SALES OF PRODUCT LINE

During the second quarter of fiscal 2002 we sold the rights to the Visual Cadd software product to TriTools Partners, a California company, for $20,000. The entire amount of the sale was recorded as a gain since the product had a zero book value at the time of the transaction. This was the only transaction involving a gain or loss on sales of product line during the six-month period ended December 31, 2001.

During the six-month period ended December 31, 2000, we collected the remaining $200,000 pertaining to the sale of the Easy Language line of product and recognized that amount as a one-time gain on product line sale. During the same period, ArtToday.com sold the domain name "Caboodles" for $85,000 and recorded a one-time gain for the same amount.

         EXTRAORDINARY ITEM - GAIN ON FORGIVENESS OF DEBT

During the fiscal quarter ended December 31, 2001, we recognized $2,243,000 gain from forgiveness of debt. $2,062,000 was related to the forgiveness of a portion of the principal and accrued interest on the Silicon Valley Bank note. $140,000 was related to the forgiveness of amounts payable to Light Work Design and $40,500 was related to the forgiveness of amounts payable to Microsoft. Light Work Design and Microsoft are two unsecured creditors that were owed royalties.

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

These combined transactions resulted into an aggregate forgiveness of debt gain of $7,970,000 for the six-month period ended December 31, 2001. No similar transactions occurred in the same reporting periods of the previous fiscal year.

         SETTLEMENT COSTS

We recorded a charge of $187,490 during the fiscal quarter ended September 30, 2000 relating to the issuance of 185,005 shares of common stock in July 2000 as a settlement of the ArtToday.com Fee Agreement. We had no similar transactions neither in the current or previous quarters of fiscal 2002.

         PROVISION FOR INCOME TAXES

We did not record a tax benefit in the quarter ending December 31, 2001 for domestic tax losses because of the uncertainty of realization. We adhere to Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2001, we had $1,183,000 in cash and cash equivalents. This represents an $85,000 decline from the $1,268,000 balance at June 30, 2001. Working capital at December 31, 2001 was a negative $9,521,000. This represents an improvement over the negative working capital at June 30, 2001 of $17,817,000. The improvement in working capital over the past six-month period is mainly the result of the decline in current liabilities following our restructuring of debt.

The slight decline in cash and cash equivalents from June 30, 2001 resulted mainly from payments we made to meet our obligations to financial creditors and payments we made to acquire Keynomics in part offset by net positive cash of $443,000 generated by our operating activities.

We had a net income of $6.9 million during the first six months of fiscal 2002. Excluding one-time non-cash items of approximately $8.0 million representing the gain from the forgiveness of debt, we would have had a net loss in excess of $1 million. Despite this loss, our operating activities generated cash of $443,000. The main items that helped reconcile this loss to the net cash provided by operating activities during the six-month period ended December 31, 2001 included depreciation and amortization expenses of $713,000, increases of accrued interest expenses of $267,000 and a non cash charge of $345,000 related to warrants issued to outside consultants and other third parties.

Our investing activities during the six months ended December 31, 2001 consumed $67,000 in cash used mainly in acquiring Keynomics.

Our financing activities consumed net cash of $450,000 for the six-month period ended December 31, 2001. During this period, we decreased our obligation to Union Bank by $350,000 bringing the balance of all amounts due to the bank to $3,580,000. Subsequent to these payments and pursuant to our merger agreement with DCDC, DCDC acquired the Union Bank's note in August 2001. Also during the same period of fiscal 2002, we made payments relating to capital lease obligations of $159,000, we repaid $200,000 to Silicon Valley Bank pursuant to the new $1.2 million secured promissory note. A net borrowing of $141,000 that Keynomics secured during the six-month period ended December 31, 2001 partially offset all these payments.

If we fail to raise additional capital, the negative working capital position could have a material adverse effect on our liquidity in the future. The financial statements have been prepared on a basis that contemplates our continuation as a going concern and the realization of our assets and liquidation of our liabilities in the ordinary course of business. We have an accumulated deficit of $37.8 million and negative working capital of $9.5 million at December 31, 2001. We also lack sustained profitability for our recent history. All these issues raise substantial doubt about our ability to be a going concern for a reasonable period of time and the auditors' report on our financial statements filed within our fiscal 2001 Form 10-K reflects such doubt. The financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty. Our continued existence is dependent on our ability to complete the debt restructuring and obtain additional financing sufficient to allow us to meet our obligations as they become due and to achieve profitable operations.

Historically, we financed our working capital and capital expenditure requirements primarily from retained earnings, short-term and long-term bank borrowings, capitalized leases and sales of common stock. We will require additional working capital to meet our ongoing operating expenses, to develop new products, and to properly conduct business activities. We believe that our relationships with DCDC, along with the reduction in our liabilities under planned and completed settlements, will allow us to continue as a going concern, become profitable in the future, and remedy our working capital needs. In addition, we will continue to engage in discussions with third parties concerning the sale or licensing of product lines; the sale or licensing of part of our assets; and raising additional capital investment through the issuance of stock and short or long term debt financing.

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

We have no material commitments for future capital expenditures or material long-term debt at December 31, 2001 except as previously disclosed under the heading "Debt restructuring and Merger" regarding long term obligations to Silicon Valley Bank, Imageline, Baystar Capital and other unsecured creditors.

OTHER FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

Other factors that may cause fluctuations of, or a continuing decline in, operating results in the future include the market factors and competitive factors described in our Fiscal 2001 Form 10-K, under "Future Performance and Additional Risk Factors." Factors that may affect operating results in the future include, but are not limited to:

     -   Market acceptance of our products or those of our competitors

     - Timing of introductions of new products and new versions of existing products

     - Expenses relating to the development and promotion of such new products and new version introductions

     -   Intense price competition and numerous end-user rebates

     -   Projected and actual changes in platforms and technologies

     -   Accuracy of forecasts of, and fluctuations in, consumer demand

     -   Extent of third party royalty payments

     -   Rate of growth of the consumer software and Internet markets

     -   Timing of orders or order cancellation from major customers

     -   Changes or disruptions in the consumer software distribution channels

     -   Failure of a proper integration of Keynomics' operations

     - Economic conditions, both generally and within the software or Internet industries

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not Applicable

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.  OTHER INFORMATION

Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

See Exhibits

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: 02/14/2002, INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.





         By: /s/ Martin Wade, III
         Martin Wade, III
         Director , Chief Executive Officer & Chief Financial Officer

         By: /s/ Gordon Landies
         Gordon Landies
         President

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                        2001 FORM 10-QSB QUARTERLY REPORT

                                  EXHIBIT INDEX

EXHIBIT
NUMBER         EXHIBIT TITLE                                                    PAGE
-------        -------------                                                    ----
2.1            Keynomics Stock Purchase Agreement                                28

10.1           Broderbund Termination Agreement                                  58

10.2           Broderbund Assignment of Copyrights and Trademark Rights          61

10.3           Human Concepts Agreement for Assignment of Software               71

10.4           Human Concepts Software License and Distribution Agreement        78