Form 10QSB
period 2002-03-31
INTERNATIONAL MICROCOMPUTER SOFTWARE INC /CA/
filed 2002-05-20
CIK 814929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended                 March 31, 2002

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number        0-15949
INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
(Exact name of registrant as specified in its charter)

California	94-2862863

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No.)

75 Rowland Way, Novato, CA (Address of principal executive offices)	94945 (Zip code)

(415) 878-4000
(Registrant’s telephone number including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

YES      NO

As of May 10, 2002, 21,592,827 shares of Registrant’s common stock, no par value, were outstanding.

INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	(Unaudited)	(Restated)

	March 31, 2002	June 30, 2001

ASSETS

Current assets:

Cash and cash equivalents:	$2,352	$1,268

Receivables, less allowances for doubtful Accounts, discounts and returns of $193 and $182	999	1,256

Inventories	376	176

Prepaid royalties and licenses	28	229

Other current assets	374	382

Total current assets	4,129	3,311

Fixed assets, net	429	600

Capitalized software development costs, net	909	1,351

Other assets, net	1,045	1,229

Total assets	$6,512	$6,491

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:

Current portion long-term debt	$2,271	$11,927

Trade accounts payable	2,163	2,658

Accrued interest and penalties payable	52	2,293

Accrued and other liabilities	2,773	2,741

Accrued arbitration award-current	179	131

Deferred revenue	1,337	1,378

Total current liabilities	8,775	21,128

Accrued arbitration award	625	702

Long term debt and other obligations	440	231

Total liabilities	9,840	22,061

Shareholders’ deficit:

Common stock, no par value; 300,000,000 authorized; Issued and outstanding 21,402,827 and 9,695,740 shares	33,877	29,089

Accumulated deficit	(37,207)	(44,666)

Accumulated other comprehensive income (loss)	2	7

Total shareholders’ deficit	(3,328)	(15,570)

Total liabilities and shareholders’ deficit	$6,512	$6,491

See Notes to Condensed Consolidated Financial Statements

INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	(Unaudited)		(Unaudited)
	Three Months Ended March 31,		Nine Months Ended March 31,

	2002	2001	2002	2001
		(restated)		(restated)

Net revenues	$3,661	$3,314	$9,981	$9,944

Product costs	692	727	2,213	2,536

Gross margin	2,969	2,587	7,768	7,408

Costs and expenses:

Sales and marketing	846	989	2,356	2,560

General and administrative	1,114	1,228	3,617	3,461

Research and development	535	690	1,743	2,111

Total operating expenses	2,495	2,907	7,716	8,132

Operating income (loss)	474	(320)	52	(724)

Gain on product line sale	—	—	20	285

Interest and other, net	101	(576)	(389)	(1,665)

Gain (loss) on disposition of fixed assets	5	(6)	10	(9)

Distribution to affiliated company	—	—	(200)	—

Settlement of fee agreement	—	—	—	(187)

Income (Loss) before income tax, extraordinary item and cumulative effect of accounting change	580	(902)	(507)	(2,300)

Income tax provision (benefit)	1	(14)	3	(21)

Income (Loss) before extraordinary item and cumulative effect of accounting change	579	(888)	(510)	(2,279)

Extraordinary item — gain on forgiveness of debt	—	—	7,970	—

Cumulative effect of change in accounting principle	—	—	—	(285)

Net income (loss)	$579	$(888)	$7,460	$(2,564)

Basic earnings (loss) per share

Basic earnings (loss) per share before extraordinary item and accounting change	$0.04	$(0.09)	$(0.04)	$(0.23)

Basic earnings (loss) per share _ extraordinary item			$0.71

Basic earnings (loss) per share _ Change in accounting principle				$(0.03)

Basic earnings (loss) per share _ Net	$0.04	$(0.09)	$0.67	$(0.26)

Diluted earnings (loss) per share

Diluted earnings (loss) per share before extraordinary item and accounting change	$0.04	$(0.09)	$(0.04)	$(0.23)

Diluted earnings (loss) per share _ extraordinary item			$0.71

Diluted earnings (loss) per share _ Change in accounting principle				$(0.03)

Diluted earnings (loss) per share _ Net	$0.04	$(0.09)	$0.67	$(0.26)

Shares used in computing basic earnings (loss) per share	14,082	9,694	11,180	9,680

Shares used in computing diluted earnings (loss) per share	15,490	9,694	11,180	9,680

See Notes to Condensed Consolidated Financial Statements

INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	(Unaudited)
	Nine Months Ended March 31,

	2002	2001 (restated)

Cash flows from operating activities:

Net cash provided by operating activities	$1,520	$263

Cash flows from investing activities:

Proceeds from product line and domain name sales	20	285

Purchase of equipment and furniture	(76)	(371)

Software development costs	(22)	(40)

Acquisition of subsidiary from affiliated company	(50)	—

Additions to other assets	(304)	(6)

Net cash used by investing activities	(432)	(132)

Cash flows from financing activities:

Increase in notes payable	708	90

Repayment of loans	(1,358)	(20)

Repayment of capital lease obligations	(219)	(149)

Capital contributions	116	—

Proceeds from issuance of common stock	754	11

Net cash used by financing activities	1	(68)

Effect of exchange rate change on cash and cash equivalents	(5)	13

Net increase (decrease) in cash and cash equivalents	1,084	76

Cash and cash equivalents at beginning of period	1,268	1,775

Cash and cash equivalents at end of the period	$2,352	$1,851

See Notes to Condensed Consolidated Financial Statements

INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

The interim condensed consolidated financial statements have been prepared from the records of International Microcomputer Software, Inc. and Subsidiaries (“IMSI”) without audit. In the opinion of management, all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial position at March 31, 2002 and the results of operations and cash flows as of and for the three and nine months ended March 31, 2002 and 2001 have been made. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2001. The results of operations for the three and nine months ended March 31, 2002 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

On October 1, 2001, we acquired from Digital Creative Development Corporation (DCDC) 100% of the outstanding shares of Keynomics, Inc. a productivity software company. The acquisition has been treated as a transfer between entities under common control. We have restated the financial statements for all prior periods to reflect the acquisition as of the beginning of the periods presented. The following tables summarize the effect of the acquisition of Keynomics on IMSI’s Balance Sheet, Statement of Operations, and Statement of Cash Flows:

	June 30, 2001
	Before		After
BALANCE SHEET (in thousands)	Acquisition	Keynomics	Acquisition
ASSETS

Current assets	2,875	436	3,311

Long term assets	3,113	67	3,180

Total assets	5,988	503	6,491

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities	20,354	774	21,128

Long term liabilities	880	53	933

Total liabilities	21,234	827	22,061

Total shareholders’ deficit	(15,246)	(324)	(15,570)

Total liabilities and shareholders’ deficit	5,988	503	6,491

	Three months ended March 31, 2001
	Before		After
STATEMENTS OF OPERATIONS (in thousands)	Acquisition	Keynomics	Acquisition
Net revenues	$3,107	$207	$3,314

Product costs	720	7	727

Gross margin	2,387	200	2,587

Total operating expenses	2,513	394	2,907

Operating loss	(126)	(194)	(320)

Other Income (Expense)	(578)	(4)	(582)

Loss before income tax	(704)	(198)	(902)

Income tax benefit	(14)	—	(14)

Net loss	$(690)	$(198)	$(888)

	Nine months ended March 31, 2001
	Before		After
STATEMENTS OF OPERATIONS (in thousands)	Acquisition	Keynomics	Acquisition
Net revenues	$9,399	$545	$9,944

Product costs	2,521	15	2,536

Gross margin	6,878	530	7,408

Total operating expenses	7,023	1,109	8,132

Operating loss	(145)	(579)	(724)

Other Income (Expense)	(1,572)	(4)	(1,576)

Loss before income tax	(1,717)	(583)	(2,300)

Income tax benefit	(21)	—	(21)

Loss before cumulative effect of change in accounting principle	(1,696)	(583)	(2,279)

Cumulative effect of change in accounting principle	(285)	—	(285)

Net loss	$(1,981)	$(583)	$(2,564)

	Nine months ended March 31, 2001
	Before		After
STATEMENT OF CASH FLOWS (in thousands)	Acquisition	Keynomics	Acquisition
Net cash provided (used) by operating activities	$561	$(298)	$263

Net cash provided (used) by investing activities	(73)	(59)	(132)

Net cash provided (used) by financing activities	(158)	90	(68)

Effect of exchange rate change on cash and cash equivalents	13	—	13

Net increase (decrease) in cash and cash equivalents	343	(267)	76

Cash and cash equivalents at beginning of period	1,477	298	1,775

Cash and cash equivalents at end of the period	$1,820	31	1,851

2.  Realization of Assets

The financial statements have been prepared on a basis that contemplates our continuation as a going concern and the realization of assets and liquidation of liabilities in the ordinary course of business. We have an accumulated deficit of $37,207,000 and negative working capital of $4,646,000 as of March 31, 2002.

It is possible that we will require additional capital, either through equity or other financing arrangements. Our large accumulated losses and the negative amount of shareholders’ equity as of March 31, 2002 make it difficult for us to obtain new debt financing or to obtain equity financing at attractive prices.

The financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

3.  Equity related transactions

The following tables detail the activity regarding our common stock, warrants and stock options for the nine-month period ended March 31, 2002:

		Number of
Transaction type	Group	securities	Amount

Shares outstanding as of June 30, 2001		9,695,740	$29,088,425

Private placement	Accredited investors	835,000	417,500

Capital contribution	Former Keynomics owner	—	116,580

Debt to equity conversion	Related parties	9,661,764	3,555,000

Options issued for consulting services	Consultants	—	41,956

Warrants issued for consulting services	Consultants	—	269,272

Options exercised	Employees and consultants	82,000	16,794

Warrants exercised	Executives & advisers to IMSI	1,282,500	318,750

Settlement shares and warrants	Vendors	45,823	88,388

Retirement into treasury	Broderbund settlement	(200,000)	(52,000)

Variable accounting charge	Re-priced stock options	—	16,131

Total		11,707,087	$4,788,371

Shares outstanding as of March 31, 2002		21,402,827	$33,876,796

	Options	Warrants
Outstanding at June 30, 2001	1,976,164	729,291

Granted	1,056,000	2,092,500

Exercised	(82,000)	(1,282,500)

Cancelled	(899,927)	—

Outstanding at March 31, 2002	2,050,237	1,539,291

4.  Segment Information

We have four reportable operating segments based on the sales market. Two of these are geographic segments and generate revenues and incur expenses related to the sale of our PC productivity software. The third and forth segments comprise the revenues and expenses related to ArtToday.com, our graphic design Internet subsidiary and to Keynomics, our newly acquired business applications subsidiary. The following table details segment information (in thousands):

	ArtToday.com	Keynomics	North America	Other Foreign	Eliminations	Total

Quarter Ended March 31, 2002

Net Revenues-external	$1,082	$239	$2,219	$121	—	$3,661

Operating income (loss)	402	(84)	157	(1)	—	474

Identifiable assets	1,989	81	4,690	(97)	(151)	6,512

Quarter Ended March 31, 2001 (restated)

Net Revenues-external	$778	$207	$2,269	$60	—	$3,314

Operating income (loss)	(28)	(195)	(57)	(40)	—	(320)

Identifiable assets	2,324	346	6,453	205	(1,587)	7,741

Nine months Ended March 31, 2002

Net Revenues-external	$3,013	$916	$5,650	$402	—	$9,981

Operating income (loss)	1,008	(81)	(906)	31	—	52

Identifiable assets	1,989	81	4,690	(97)	(151)	6,512

Nine months Ended March 31, 2001 (restated)

Net Revenues-external	$2,309	$545	$6,845	$245	—	$9,944

Operating income (loss)	101	(579)	(231)	(15)	—	(724)

Identifiable assets	2,324	346	6,453	205	(1,587)	7,741

5.  Earnings (Loss) Per Share

Earnings (loss) per share are computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. The following table summarizes the weighted average shares outstanding:

	Three Months Ended March 31		Nine Months Ended March 31

	2002	2001	2002	2001

Weighted Average Shares Outstanding	14,081,521	9,693,892	11,179,696	9,680,040

Total Stock Options Outstanding	2,050,237	2,142,855	2,050,237	2,142,855

Less: Non Dilutive Stock Options	(1,633,111)	(2,142,855)	(2,050,237)	(2,142,855)

Total Warrants Outstanding	1,539,291	664,291	1,539,291	664,291

Less: Non Dilutive Warrants	(547,639)	(664,291)	(1,539,291)	(664,291)

Diluted Weighted Average Shares Outstanding	15,490,299	9,693,892	11,179,696	9,680,040

6.  Comprehensive Income (Loss)

Comprehensive income (loss) includes changes in the balance of items that are reported directly in a separate component of shareholders’ deficit on the condensed consolidated balance sheets. The reconciliation of net income (loss) to comprehensive income (loss) is as follows.

	Three Months Ended March 31,		Nine Months Ended March 31,

	2002	2001	2002	2001
		(restated)		(restated)

Net Income (Loss)	$579	$(888)	$7,460	$(2,564)

Foreign currency translation adjustments	6	10	(5)	13

Total comprehensive income (loss)	$585	$(878)	$7,455	$(2,551)

7.  New Accounting Standards

In June 2001, the Financial Accounting Standards Board adopted SFAS No. 142 Goodwill And Intangible Assets. SFAS No. 142 addresses the methods used to amortize intangible assets and to assess impairment of those assets, including goodwill resulting from business combinations accounted for under the purchase method. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, except for the non-amortization provisions of the statement, which are effective for business combinations completed after June 30, 2001. Included in our assets at March 31, 2002, is goodwill with a net carrying value of $112,000 related to the acquisition of ArtToday.com. OrgPlus goodwill, which was included in this category prior to September 30, 2001, was transferred to capitalized distribution rights in conjunction with the settlement of our software license and distribution agreement with Broderbund and concurrent software assignment, license and distribution agreements with Human Concepts.

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

In 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, as well as the provisions of APB Opinion 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, that address the disposal of a business. SFAS 144 also amends ARB 51, Consolidated Financial Statements, to eliminate the exception to consolidate a subsidiary for which control is likely to be temporary. SFAS 144 carries over the recognition and measurement provisions of SFAS 121, but differs from SFAS 121 in that it provides guidance for estimating future cash flows to test recoverability. SFAS 144 also includes criteria that have to be met for an entity to classify a long-lived asset or asset group as held for sale, and extends the presentation of discontinued operations permitted by Opinion 30 to include disposals of a component of an entity. SFAS 144 is effective for fiscal years beginning after December 15, 2001, except for the disposal provisions, which are immediately effective. We do not expect the adoption of SFAS No. 144 to have a material effect on our financial condition or results of operation.

8.  Extraordinary Items

We did not record any extraordinary items during the quarter ended March 31, 2002.

During the fiscal quarter ended December 31, 2001, we recognized $2,243,000 gain from forgiveness of debt. $2,062,000 was related to the forgiveness of a portion of the principal and accrued interest on the promissory note payable to Silicon Valley Bank, one of our senior secured creditors. $140,000 was related to the forgiveness of amounts payable to Light Work Design and $40,500 was related to the forgiveness of amounts payable to Microsoft. Light Work Design and Microsoft are two unsecured creditors that were owed royalties.

In the quarter ended September 30, 2001, we recorded an extraordinary gain of $5,727,000 related to the forgiveness of debt to BayStar Capital and DelRay Technologies. BayStar Capital agreed to settle for 10% of the principal and accrued interest and penalties outstanding. According to the agreement, payments are to be made in four quarterly installments of $177,534 beginning September 30, 2002, with interest accruing at the rate of 8% per annum from August 31, 2001 to the date of the first installment. Thereafter, the interest rate is 12% per annum until the note is paid in full on or before June 30, 2003. DelRay Technologies agreed to a one-time payment of $20,000 as settlement in full of its outstanding claim.

These combined transactions resulted into an aggregate forgiveness of debt gain of $7,970,000 for the nine-month period ended March 31, 2002.

The tax expense on the extraordinary gain on forgiveness of debt is approximately $3,183,000 as calculated at our marginal tax rate of 39.94%. This expense will be entirely offset by the net operating loss carryforward.

9.  Executive Employment Agreement

As of April 27, 2002 we entered into a three-year executive employment agreement commencing January 1, 2002, with Martin Wade which outlined the terms of Mr. Wade’s employment by us as Chief Executive Officer of IMSI. As compensation for his services, Mr. Wade is to receive the following: warrants totaling 1,250,000 at an exercise price of $0.35, vesting on March 1, 2003 and expiring five years after the grant date; an additional 2 million warrants upon the sale, merger, or acquisition of at least fifty one percent of the Company’s common stock by a single corporate entity at an exercise price representing the average closing price of the Company’s stock over the twelve months preceding the execution of a definitive agreement for such sale, merger, or acquisition; an initial bonus of $25,000; an annual bonus for fiscal 2002 of $25,000 if the Company meets its annual plan; two subsequent annual bonuses of $50,000 each if the Company meets its annual plans for fiscal years 2003 and 2004; and the right to participate in the Company’s benefit plans.

10.  Merger Termination

On August 31, 2001 IMSI and DCDC entered into an Agreement and Plan of Merger and Reorganization (“Merger Agreement”) pursuant to which DCDC was to merge with and into “DCDC Merge, Inc”. (“Merger Sub”), a California corporation and a wholly owned subsidiary of IMSI, and Merger Sub was to continue as the surviving corporation. Simultaneously and pursuant to the Merger Agreement, DCDC agreed to purchase for $2,500,000 all rights as lender and holder under a promissory note between Union Bank of California and IMSI in the original principal amount of $3,580,000.

On March 1, 2002, we entered into a “Mutual Termination Agreement and Release” with DCDC whereby the Merger Agreement was terminated and each company was released from all duties, rights, claims, obligations and liabilities arising from, in connection with, or relating to, the Merger Agreement.

Furthermore the two companies agreed to enter into an agreement entitled Promissory Note Conversion and General Release pursuant to which DCDC agreed to cancel the entire outstanding principal amount of $3,580,000 and all interest due on the promissory note that DCDC had acquired in return for 9,000,000 shares of common stock of IMSI and cash in the amount of $250,000 to be paid in monthly installments over 15 months as follows:

•	$10,000 per month for the first five installments starting March 1, 2002

•	$20,000 per month for ten months thereafter

11.  Subsequent Events: Silicon Valley note restructure

On October 9, 2001 we signed an agreement with Silicon Valley Bank for a settlement of its existing secured note, which had a balance (including penalties and interest) of approximately $3.2 million. The settlement provided for a new secured promissory note for $1.2 million with 12 monthly payments of $100,000 plus interest at 12% interest per annum beginning October 20, 2001. We had made the first five payments as of March 31, 2002.

On April 3, 2002, we amended this agreement whereby we offered to Silicon Valley Bank and Silicon Valley Bank accepted an early payment of the $700,000 balance of the note at a $100,000 discount. The payment of the $600,000 was made on April 5, 2002, on which date Silicon Valley Bank declared all our obligations to them under the revised promissory note, the related ArtToday Security Agreement and the related Pledge Agreement to have been satisfied and therefore released its interest in the collateral securing the note and the note itself.

In the next fiscal quarter, we will recognize an additional gain from forgiveness of debt of $100,000 arising from this transaction as an extraordinary item.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the consolidated financial statements and the notes thereto and in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Fiscal 2001 Form 10-K and previously filed fiscal 2002 Forms 10-QSB. This quarterly report on Form 10-QSB, and in particular this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may contain forward-looking statements regarding future events or our future performance. These future events and future performance involve certain risks and uncertainties including those discussed in the “Other Factors That May Affect Future Operating Results” section of this Form 10-QSB, as well as in our Fiscal 2001 Form 10-K, as filed with the Securities and Exchange Commission (“SEC”). Actual events or our actual future results may differ materially from any forward-looking statements due to such risks and uncertainties. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. This analysis is not intended to serve as a basis for projection of future events.

Recent Events

         Fiscal Quarter ended March 31, 2002.

Merger Termination

On August 31, 2001 IMSI and DCDC entered into an Agreement and Plan of Merger and Reorganization (“Merger Agreement”) pursuant to which DCDC was to merge with and into “DCDC Merge, Inc”. (“Merger Sub”), a California corporation and a wholly owned subsidiary of IMSI, and Merger Sub was to continue as the surviving corporation. Simultaneously and pursuant to the Merger Agreement, DCDC agreed to purchase for $2,500,000 all rights as lender and holder under a promissory note between Union Bank of California and IMSI in the original principal amount of $3,580,000.

On March 1, 2002, we entered into a “Mutual Termination Agreement and Release” with DCDC whereby the Merger Agreement was terminated and each company was released from all duties, rights, claims, obligations and liabilities arising from, in connection with, or relating to, the Merger Agreement.

Furthermore the two companies agreed to enter into an agreement entitled Promissory Note Conversion and General Release pursuant to which DCDC agreed to cancel the entire outstanding principal amount of $3,580,000 and all interest due on the promissory note that DCDC had acquired in return for 9,000,000 shares of common stock of IMSI and cash in the amount of $250,000 to be paid in monthly installments over 15 months as follows:

•	$10,000 per month for the first five installments starting March 1, 2002

•	$20,000 per month for ten months thereafter

Private Placement of Shares and Warrants Exercised

During the fiscal quarter ended March 31, 2002, we were successful in raising additional working capital through a private offering of IMSI shares. We offered shares of common stock at $.50 per share to certain investors in a private placement offering to qualified private investors. The money received in the offering, together with additional funds received pursuant to certain warrant exercises (as described below), contributed significantly to our ability to pay off early and at a $100,000 discount the remaining $700,000 principal balance of the Silicon Valley Bank note. This repayment occurred on April 5, 2002.

As of March 31, 2002, we had received formal commitment from investors to purchase 1,005,000 shares of IMSI’s capital stock at an aggregate purchase price of $502,500. We received funds totaling $417,500 from the subscribers as of the end of the quarter. Subsequently and as of the date of this filing, all committed funds have been received and deposited and all shares have been issued. None of the participants in this private placement, except Mr. John Wade who is our CEO’s brother and Mr. Matthew

Rexon who is our chairman’s cousin, were deemed to be an “affiliate” or a “related party” as defined in the Glossary to Statement of Financial Standards No.57, Related Party Disclosures.

The shares related to the offering have not been registered under the Securities Act of 1933 nor have they been registered under the securities laws of any state. The offer and sale of the shares was exempt from registration under section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D thereunder and exempt from the qualification requirements of state securities laws under the respective rules and regulations of the states in which the shares were being offered and sold.

Also, during the fiscal quarter ended March 31, 2002, certain officers and advisors to the company exercised previously issued warrants in the aggregate number of 1,282,500 at exercise prices ranging from $.20 to $.30 (averaging $.25). The proceeds to the company from this warrant exercise totaled $318,750.

Silicon Valley note restructure

On October 9, 2001, we signed an agreement with Silicon Valley Bank for a settlement of its existing secured note, which had a balance (including penalties and interest) of approximately $3.2 million. The settlement provided for a new secured promissory note for $1.2 million with 12 monthly payments of $100,000 plus interest at 12% interest per annum beginning October 20, 2001. We had made the first five payments as of March 31, 2002.

On April 3, 2002, we amended this agreement whereby we offered to Silicon Valley Bank and Silicon Valley Bank accepted an early payment of the $700,000 balance of the note at a $100,000 discount. The payment of the $600,000 was made on April 5, 2002, on which date Silicon Valley Bank declared all our obligations to them under the revised promissory note, the related ArtToday Security Agreement and the related Pledge Agreement to have been satisfied and therefore released its interest in the collateral securing the note and the note itself.

In the next fiscal quarter, we will recognize an additional gain from forgiveness of debt of $100,000 arising from this transaction as an extraordinary item.

         Fiscal Quarters ended December 31, 2001

Keynomics acquisition

On November 29, 2001, we entered into a stock purchase agreement with DCDC to acquire all issued and outstanding shares of capital stock of Keynomics, a California corporation focused on productivity enhancement software and wholly owned and controlled by DCDC. Incorporated in April 2000, Keynomics provides ergonomic and keyboard training for Fortune 1000 companies for worker-related safety, productivity and ergonomic compliance improvements. Keynomics currently offers “The KeySoft Performance System” in its server and ASP versions as its core products. The company’s mission is to reduce the costs and risks associated with the use of computer keyboards by workers in companies and provide significant long-term savings through ergonomic and productivity training and awareness.

The transaction was accounted for as a transfer between entities under common control. The total aggregate purchase price of Keynomics was $200,000 payable in installments to DCDC. As of March 31, 2002, $125,000 had been paid. The stock purchase agreement also calls for potential payments in the future to DCDC depending on Keynomics’ performance. These amounts, payable 60 days after the end of the next three fiscal years, consist of 50% of Keynomics’ net operating income, if any, in excess of:

•	$500,000 in the fiscal year ending June 30, 2003

•	$1,000,000 in the fiscal year ending June 30, 2004

•	$1,500,000 in the fiscal year ending June 30, 2005

Furthermore, potential payments may be due DCDC if we sell substantially all of the capital stock or substantially all of the assets of Keynomics within six months following the closing of the transaction. Such payments would consist of fifty percent of any amount paid for Keynomics in excess of $1.2 million.

As of the date of the purchase, Keynomics had $245,000 of promissory notes outstanding. Subsequent to the execution of the stock purchase agreement, holders of an aggregate $225,000 of the outstanding notes agreed to convert them into 661,765 shares of IMSI’s capital stock at $0.34 per share. Gordon Landies, our president, and Paul Jakab, our Chief Operating Officer, received 192,079 and 10,232 shares of IMSI’s capital stock, respectively, in exchange for their outstanding promissory notes from Keynomics. Joe Abrams, an IMSI related party and ,at the date of the transaction, owner of shares of IMSI’s capital stock in excess of 5% of the total outstanding also received 287,389 shares in exchange of his outstanding promissory note to Keynomics.

Debt Restructuring

Along with the termination of the merger agreement with DCDC and the restructure of the Silicon Valley Bank note, we restructured our remaining outstanding debt as follows:

•	On July 27, 2001, and as subsequently amended on September 24, 2001 and October 5, 2001, IMSI and Imageline, Inc agreed on the settlement of a) an arbitration award issued in January 2000 in favor of Imageline; and b) a variety of on going issues between the parties involving the intellectual property rights of Imageline. The agreement, effective September 30, 2001, calls for us to provide Imageline a variety of considerations including the following:

o	The dismissal of any further appeal of the award (which dismissal occurred on October 11, 2001).

o	Cash installments over a 12-year period, starting October 2001. These payments are to be made as follows: twelve monthly payments of $11,500 beginning on October 5, 2001; four equal quarterly payments of $78,750 beginning on September 30, 2002 and, 132 monthly payments of $6,500 thereafter. These payments had a net present value at June 30, 2001 of approximately $833,000 assuming a 12% discount rate.

o	Certain rights to royalties, licenses, and inventories pertaining to our MasterClips line of products.

o	A percentage of any net recovery we obtain from an indemnification claim we have against a third party associated with the original circumstances leading to the arbitration award. On March 28, 2002 we received a payment in the amount of $300,000 as settlement of all and any claims we had regarding the adverse arbitration award arising from the ImageLine dispute. On April 26, 2002 we made a payment to ImageLine in the amount of $30,000 representing an advance on its share of the net recovery from the indemnification claims. The remaining balance will be paid as soon as information regarding related legal fees necessary to compute the net recovery amount becomes available.

•	On July 30, 2001 we entered into an agreement with Baystar Capital wherein Baystar agreed to accept $626,000 as settlement of all obligations due totaling $6,260,000. According to the agreement, payments are to be made in four quarterly payments beginning September 30, 2002. Interest is to accrue at 8% per annum from August 31, 2001 until the September 2002 payment, and at 12% per annum thereafter until the claim is paid in full on or before June 30, 2003.

•	We negotiated an agreement with most of our remaining unsecured creditors, which provides for the discounting to 10% of all outstanding amounts owed to them (plus the payment of interest from February 1, 2000 at the rate of 8% per annum). These payments are to be made in quarterly installments beginning August 15, 2002. These unsecured creditors comprise approximately $3,800,000 of debt on our balance sheet.

We believe that the reduction in our liabilities under planned and completed settlements will assist us to become profitable in the future and help provide a remedy to our working capital needs. In addition, we will continue to engage in discussions with third parties concerning the sale or license of non-core product lines; the sale or license of part of our assets; and raising additional capital investment through the issuance of stock and short or long term debt financing.

Results of Operations

The following tables set forth our results of operations for the three and nine-month periods ended March 31, 2002 and 2001 in absolute dollars and as a percentage of net revenues. It also details the changes from the prior fiscal year in absolute dollars and in percentages:

	Fiscal quarter ended March 31,

	2002				2001 (restated)

			$ Change	% Change
			from	from
		As %	previous	previous		As %
	$	of sales	year	year	$	of sales

Net Revenues	$3,661	100.0%	$347	10.5%	$3,314	100.0%

Product Cost	692	18.9%	(35)	-4.8%	727	21.9%

Gross Margin	2,969	81.1%	382	14.8%	2,587	78.1%

Operating Expenses

Sales & Marketing	846	23.1%	(143)	-14.5%	989	29.8%

General & Administrative	1,114	30.4%	(114)	-9.3%	1,228	37.1%

Research & Development	535	14.6%	(155)	-22.5%	690	20.8%

Total Operating Expenses	2,495	68.2%	(412)	-14.2%	2,907	87.7%

Operating Income	474	12.9%	794	248.1%	(320)	-9.7%

Other Income (Expenses)

Interest (expense)	(75)	-2.0%	501	87.0%	(576)	-17.4%

Interest income	3	0.1%	3	100%		0.0%

Foreign exchange gain (loss)	14	0.4%	14	100%		0.0%

Other Income (Expenses)	159	4.3%	159	100%		0.0%

Distribution to affiliated company	—	0.0%	—			0.0%

Gain (loss) on disposal of fixed assets	5	0.1%	11	183.3%	(6)	-0.2%

Gain on sales of product line		0.0%				0.0%

Settlement costs		0.0%				0.0%

Total other expenses	106	2.9%	688	118.2%	(582)	-17.6%

Income (loss) before tax and extraordinary items	580	15.8%	1,482	164.3%	(902)	-27.2%

Income tax expense (benefit)	1	0.0%	15	-107.1%	(14)	-0.4%

Loss before extraordinary items	579	15.8%	1,467	165.2%	(888)	-26.8%

Cumulative effect of change in accounting principles		0.0%				0.0%

Gain from forgiveness of debt		0.0%				0.0%

Net income (loss)	$579	15.8%	$1,467	165.2%	$(888)	-26.8%

	Nine months ended March 31,

	2002				2001 (restated)

			$ Change	% Change
			from	from
		As %	previous	previous		As %
	$	of sales	year	year	$	of sales

Net Revenues	$9,981	100.0%	$37	0.4%	$9,944	100.0%

Product Cost	2,213	22.2%	(323)	-12.7%	2,536	25.5%

Gross Margin	7,768	77.8%	360	4.9%	7,408	74.5%

Operating Expenses

Sales & Marketing	2,356	23.6%	(204)	-8.0%	2,560	25.7%

General & Administrative	3,617	36.2%	156	4.5%	3,461	34.8%

Research & Development	1,743	17.5%	(368)	-17.4%	2,111	21.2%

Total Operating Expenses	7,716	77.3%	(416)	-5.1%	8,132	81.8%

Operating Income	52	0.5%	776	107.2%	(724)	-7.3%

Other Income (Expenses)

Interest (expense)	(552)	-5.5%	1,113	66.8%	(1,665)	-16.7%

Interest income	9	0.1%	9	100%		0.0%

Foreign exchange gain (loss)	15	0.2%	15	100%		0.0%

Other Income (Expenses)	139	1.4%	139	100%		0.0%

Distribution to affiliated company	(200)	-2.0%	(200)	100%		0.0%

Gain (loss) on disposal of fixed assets	10	0.1%	19	211.1%	(9)	-0.1%

Gain on sales of product line	20	0.2%	(265)	-93.0%	285	2.9%

Settlement costs	—		187	100.0%	(187)	-1.9%

Total other expenses	(559)	-5.6%	1,017	64.5%	(1,576)	-15.8%

Income (loss) before tax and extraordinary items	(507)	-5.1%	1,793	78.0%	(2,300)	-23.1%

Income tax expense (benefit)	3	0.0%	24	114.3%	(21)	-0.2%

Loss before extraordinary items	(510)	-5.1%	1,769	77.6%	(2,279)	-22.9%

Cumulative effect of change in accounting principles	—	0.0%	285	100.0%	(285)	-2.9%

Gain from forgiveness of debt	7,970	79.9%	7,970	100%	—	0.0%

Net income (loss)	$7,460	74.7%	$10,024	391.0%	$(2,564)	-25.8%

Net Revenues

Net revenues of each of our principal product categories in dollars and as a percentage of total net revenues for the three and nine-month periods ended March 31, 2002 and 2001 are summarized in the following table (in thousands except for percentage amounts):

	Three Months Ended March 31,						Nine Months Ended March 31,

	2002		2001		Changes		2002		2001		Changes

	$	%	$	%	$	%	$	%	$	%	$	%

Visual Design	$1,427	39%	$1,306	39%	$121	9%	$3,362	34%	$3,594	36%	$(232)	-6%

Graphic Design	$1,340	37%	1,208	36%	132	11%	3,767	38%	4,073	41%	(306)	-8%

Business Application & Other	$937	26%	848	26%	89	10%	2,911	29%	2,659	27%	252	9%

Provision for returns and rebates not yet received	(43)	-1%	(48)	-1%	5	-11%	$(59)	-1%	(382)	-4%	323	-85%

Net Revenues	$3,661	100%	$3,314	100%	$347	10%	$9,981	100%	$9,944	100%	$37	0%

The sales figures provided in this table have been restated to include Keynomics’ sales into the business application and other category.

For the fiscal quarter ended March 31, 2002, sales of FloorPlan and TurboCAD increased as compared to the same reporting period in the previous fiscal year. This increase is the result of more focused direct marketing campaigns targeted toward the end users of these products. Sales of IMSI’s flagship product, TurboCAD, decreased in the nine-month period ended March 31, 2002 as compared to the same reporting period in the previous fiscal year, resulting in an overall decrease in revenues in the visual design category. The intense competition that characterized the computer-aided design market and the delays in introducing the new version 8.0 of TurboCAD negatively impacted sales of the visual design category in the nine-month period ended March 31, 2002.

In the three and nine month periods ended March 31, 2002, revenues in the graphic design category consisted mostly of subscription revenues for graphic content from our wholly owned subsidiary ArtToday.com. When compared to the same periods in the previous fiscal year, ArtToday.com’s sales increased in the quarter ended March 31, 2002 from $778,000 to $1,082,000 and from $2,310,000 to $3,012,000 for the nine-months ended March 31, 2002. This increase is the result of more paid subscribers as a result of a wider range of subscription choices. Because ArtToday.com’s revenues are based on subscriptions, these amounts are initially deferred and then amortized over the subscription periods, which extend up to twelve months. As of March 31, 2002, approximately $1,044,000 of revenue related to ArtToday.com remained deferred. The following table details the amortization schedule of these deferred revenues for the upcoming year:

ArtToday.com Deferred revenues to be recognized
4th Quarter of Fiscal 2002	$543,000

1st Quarter of Fiscal 2003	$296,000

2nd Quarter of Fiscal 2003	$162,000

3rd Quarter of Fiscal 2003	$43,000

Total	$1,044,000

The decrease in overall revenues in the graphic design category for the nine-month period ended March 31, 2002 is attributable to the steep decline in the revenues from our historically most important revenue producing product line within this category, MasterClips, and to the decline in sales of our Hijaak product line. The significant decrease in Masterclips’ revenues was the result of decreased sales from our republisher Vivendi who acquired the rights to the product during the previous fiscal year. The republishing agreement with Vivendi expired according to its own terms and we subsequently released new versions of Masterclips in December 2001.

We intend to continue publishing new versions of Masterclips in the future. Future sales of Masterclips along with the increasing trend of ArtToday.com sales should contribute to higher revenues in the graphic design category in future reporting periods. The 40% increase in ArtToday’s revenues in the quarter ended March 31, 2002 as compared to the same quarter from the previous fiscal year more than offset the decreases in the revenues from MasterClips and Hijaak resulting in an overall increase in the revenues derived from the graphic design category.

During the quarter ended December 31, 2001, we acquired Keynomics, a company focused on productivity enhancement software. Sales of Keynomics’ products contributed $239,000 and $916,000 to the business application and other category during the fiscal quarter and the nine-month periods ended March 31, 2002 respectively as compared to $207,000 and $545,000 for the same reporting periods in fiscal 2001.

Prior to September 30, 2000, our focus had been primarily on our Internet business and our graphic and visual design products. Because we did not spend as much on marketing non-core products as during previous periods, sales of Flow!, FormTool, Maplinx, MasterPublisher, OrgPlus, People Scheduler, Web Business Builder and TurboProject all declined up to March 2001. These factors combined to bring revenues from the business application and other category to an all time low. During the nine month period ended March 31, 2002, however, demand for some of our non-core products in this category such as Flow!, FormTool, OrgPlus and Graphics converter increased. This increased demand along with the $371,000 increase in Keynomics’ revenues replaced lost revenues from the sale of Update Now, a Y2K related product that was popular during fiscal 2001, and therefore maintain revenues from the business application and other category at the same level as in the previous fiscal year.

Net revenues from domestic sales increased by $419,000 or 14% to $3,377,000 and were 92% of total net revenues for the three-month period ended March 31, 2002. This compares to net revenues from domestic sales of $2,958,000, or 89% of total net revenues, for the comparable period in the previous fiscal year. For the nine month period ended March 31, 2002, net revenues from domestic sales decreased slightly to $9,030,000 and were 90% of total net revenues. This compares to $9,048,000 or 91% of total net revenues, for the comparable period in the previous fiscal year.

Net revenues from international sales decreased by $72,000 or 20%, and were $284,000 or 8% of net revenues for the three-month period ended March 31, 2002. This compares to $356,000 or 11% of net revenues for the three months ended March 31, 2001. For the nine month period ended March 31, 2002, net revenues from international sales increased by $55,000 or 6% to $951,000 and were 10% of total net revenues. This compares to $896,000 or 9% of total net revenues, for the comparable period in the previous fiscal year.

We are currently serving the domestic and international retail markets using direct sales methods and republishing agreements. In addition, we are increasing our presence in the retail market through selected distribution channels. Low barriers to entry, intense price competition, and business consolidations continue to characterize the consumer software industry. Any one of these factors along with the intermittent unfavorable retail conditions, including erosion of margins from competitive marketing and high rates of product returns, may adversely affect our revenues in the future.

Product Costs

Our product costs include the costs of CD-ROM duplication, printing of manuals, packaging and fulfillment, freight-in, freight out, license fees, royalties that we pay to third parties based on sales of published software, and amortization of capitalized software acquisition and development costs. Costs associated with the return of products, such as refurbishment and the write down in value of returned goods are also included in product costs. The decrease in product costs in absolute dollars and as a percentage of net revenues in the three and nine-month periods ended March 31, 2002 as compared to the same periods from the previous fiscal year was primarily attributable to lower amortization costs.

We amortize capitalized software development costs and license fees on a product-by-product basis. The amortization for each product is the greater of the amount computed using (a) the ratio of current gross revenues to the total of current and anticipated future gross revenues for the product or (b) the economic life of the product. During the first nine months of fiscal 2002, we capitalized new software development costs in the amount of $22,000 related to purchases made by ArtToday and Keynomics. Amortization of such costs was $533,000, and $1,006,000 in the nine-month periods ended March 31, 2002 and March 31, 2001, respectively.

Sales and Marketing

Our sales and marketing expenses consist primarily of sales and marketing personnel salaries and benefits, commissions, advertising, printing and direct mail expenses. Decreased commissions paid to our sales force along with reduced advertising expenses were the primary reasons for the overall decrease in sales and marketing expenses in the three and nine months ended March 31, 2002. The steady ratio of sales and marketing expenses as a percentage of net revenues over the three and nine-month periods ended March 31, 2002 reflects our commitment to our core products and ArtToday’s online products.

General and Administrative

Our general and administrative expenses consist primarily of salaries and benefits for employees in the legal, finance, accounting, human resources, information systems and operations departments and fees to our professional advisors. The decrease in general and administrative expenses in the quarter ended March 31, 2002 as compared to the same period from the previous year reflects our commitment to control overhead expenses throughout the Company. For the nine-month period ended March 31, 2002, a one time charge of $211,000 relating to issuance of warrants to outside consultants, totaling 785,000 warrants with an average exercise price of $0.27 and terms of three to ten years, combined with the severance cost of $60,000 payable to one of our former executives were the primary causes of the increase in general and administrative expense.

Research and Development

Our research and development expenses consist primarily of salaries and benefits for research and development employees and payments to independent contractors. Research and development costs decreased in the three and nine-month periods ended March 31, 2002 as compared to the same reporting periods in the previous fiscal year. This decrease is mainly due to lower payroll charges and outside consulting fees relating to the Design.Net division, which was spun off effective October 1, 2001, and to the decrease in the number of products under development. Despite this decrease in research and development expenses, we are still committed to sustaining our investment in developing our core products by maintaining strong relationships with our development team in Russia.

Interest and Other, Net

Interest and other expenses, net, include interest and penalties on debt instruments, foreign currency transaction gains and losses, and other non-recurring items. The following table summarizes the components of interest and other, net for the three and nine-month periods ended March 31, 2002 and 2001:

	Fiscal quarter ended March 31,

	2002	2001 (restated)

	$	$

Interest and other, net

Interest expense	$(75)	$(410)

Interest income	3	6

Foreign exchange gain (loss)	14	(37)

Penalties	—	(135)

Other income	159	—

Total	$101	$(576)

	Nine months ended March 31,

	2002	2001 (restated)

	$	$

Interest and other, net

Interest expense	$(397)	$(1,218)

Interest related to warrants issued	(65)	—

Interest income	9	19

Foreign exchange gain (loss)	15	(61)

Penalties	(90)	(405)

Other income	139	—

Total	$(389)	$(1,665)

Interest and other expense, net, decreased substantially in the three and nine-month periods ended March 31, 2002, as compared to the same reporting period in fiscal 2001. This decrease is mainly the result of our debt restructuring and the plan of merger we signed with DCDC on August 31, 2001. We did not accrue penalties on the Baystar note after August 2001, and interest expenses of 8% per annum on the new negotiated balance of the Baystar note is substantially reduced as compared to the same period from the previous year. We saved on the interest previously paid to Union Bank of California since the note was acquired by DCDC. The original merger agreement provided that the note not bear interest except in the event of the termination of the plan of merger. The plan of merger was terminated and the two companies entered into an agreement entitled Promissory Note Conversion and General Release, pursuant to which DCDC converted the entire outstanding principal amount of $3,580,000 and all interest due under the promissory note it had acquired into 9,000,000 shares of common stock of IMSI and cash in the amount of $250,000 to be paid in monthly installments over 15 months.

In the fiscal quarter ended March 31, 2002, Interest and other expense, net, included $159,000 of other income representing the net recovery amount of $164,000 we obtained from indemnification claims we had against third parties associated with the original circumstances leading to the adverse Imageline arbitration award offset by a $5,000 expense related to ArtToday.

Gain on sales of product line

During the second quarter of fiscal 2002 we sold the rights to the Visual Cadd software product to TriTools Partners, a California company, for $20,000. The entire amount of the sale was recorded as a gain since the product had a zero book value at the time of the transaction. This was the only transaction involving a gain or loss on sales of product lines during the nine-month period ended March 31, 2002.

During the nine-month period ended March 31, 2001, we collected the remaining $200,000 pertaining to the sale of the Easy Language line of product and recognized that amount as a one-time gain on product line sale. During the same period, ArtToday.com sold the domain name “Caboodles” for $85,000 and recorded a one-time gain for the same amount.

Extraordinary item — gain on forgiveness of debt

We did not record any gain from forgiveness of debt during the quarter ended March 31, 2002. On April 3, 2002, we offered to Silicon Valley Bank and Silicon Valley Bank accepted an early payment of the $700,000 balance of their note at a $100,000 discount. The payment of $600,000 was made on April 5, 2002. In the next fiscal quarter, we will recognize an additional gain from forgiveness of debt of $100,000 arising from this transaction as an extraordinary item.

During the fiscal quarter ended December 31, 2001, we recognized a $2,243,000 gain from forgiveness of debt. $2,062,000 was related to the forgiveness of a portion of the principal and accrued interest on the Silicon Valley Bank note. $140,000 was related to the forgiveness of amounts payable to Light Work Design and $40,500 was related to the forgiveness of amounts payable to Microsoft. Light Work Design and Microsoft are two unsecured creditors that were owed royalties.

In the quarter ended September 30, 2001, we recorded an extraordinary gain of $5,727,000 related to the forgiveness of debt to BayStar Capital and DelRay Technologies. BayStar Capital agreed to settle for 10% of the principal and accrued interest and penalties outstanding. According to the original agreement, payments are to be made in four quarterly installments beginning September 30, 2002, with interest accruing at the rate of 8% per annum from August 31, 2001 to the date of the first installment. Thereafter, the interest rate is 12% per annum until the note is paid in full on or before June 30, 2003. DelRay Technologies agreed to a one-time payment of $20,000 as settlement in full of its outstanding claim.

These combined transactions resulted into an aggregate forgiveness of debt gain of $7,970,000 for the nine-month period ended March 31, 2002.

The tax expense on the extraordinary gain on forgiveness of debt is approximately $3,183,000 as calculated at our marginal tax rate of 39.94%. This expense will be entirely offset by the net operating loss carryforward.

Settlement costs

We recorded a charge of $187,000 during the fiscal quarter ended September 30, 2000 relating to the issuance of 185,005 shares of common stock in July 2000 as a settlement of the ArtToday.com Fee Agreement. We had no similar transactions during the current fiscal year.

Provision for Income Taxes

We did not record a tax benefit in the nine months ending March 31, 2002 for domestic tax losses because of the uncertainty of realization. We adhere to Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Liquidity and Capital Resources

As of March 31, 2002, we had $2,352,000 in cash and cash equivalents. This represents a $1,084,000 increase from the $1,268,000 balance at June 30, 2001. Working capital at March 31, 2002 was a negative $4,646,000. This represents an improvement of $13,171,000 over the negative working capital at June 30, 2001 of $17,817,000. The improvement in working capital over the past nine-month period is mainly the result of the decline in current liabilities following the restructuring of our debt combined with an increase in cash of $1,084,000.

The increase in cash and cash equivalents during the quarter and the nine-months ended March 31, 2002 resulted primarily from our improved operations and from the cash we raised through the private placement and the warrant exercises, in part offset by our debt payouts. During the quarter ended March 31, 2002 we raised cash through a combination of a private placement and the exercise of warrants by certain executives and senior advisers to the company. Part of the proceeds were subsequently used to pay off the Silicon Valley Bank note at a discount in the beginning of the fourth quarter of fiscal year 2002.

Our operating activities generated cash of $1,077,000 and $1,520,000 during the three and nine-month period ended March 31, 2002. The loss from continuing operations before extraordinary items was $510,000 for the nine months ended March 31, 2002. The main items that helped reconcile this loss to the net cash provided by operating activities during the nine-month period ended March 31, 2002 included depreciation and amortization expenses of $1,034,000, increases of accrued interest expenses of $277,000 and a non cash charge of $310,000 related to warrants issued to outside consultants and other third parties. During the nine-months ended March 31, 2002, our net receivables decreased by $260,000 as we improved our collection cycle. Part of the cash collected was used to build inventories in order to satisfy the increased demand of our products. During the quarter ended March 31, 2002 we recovered $300,000 related to indemnification claims we have against third parties associated with the original circumstances leading to the arbitration award. The recovered amount was subsequently offset by expenses totaling $136,000 representing fees related to this matter.

Our investing activities during the nine months ended March 31, 2002 consumed $432,000 in cash used mainly in acquiring new domain names necessary to increase traffic to ArtToday’s websites, in acquiring new equipment for ArtToday and in acquiring Keynomics during the previous quarter.

Our financing activities did not consume or generate significant cash during the nine-month period ended March 31, 2002. During this period, we decreased our obligation to Union Bank by $350,000 bringing the balance of all amounts due to the bank to $3,580,000. Subsequent to these payments and pursuant to our original merger agreement with DCDC, DCDC acquired the Union Bank’s note in August 2001 and later converted the note into shares of IMSI’s common stock. Also during the same period of fiscal 2002, we made payments relating to capital lease obligations of $219,000 and we repaid $500,000 to Silicon Valley Bank pursuant to the new $1.2 million secured promissory note. Subsequently, and during the fourth quarter of fiscal 2002, we paid the remaining balance of the Silicon Valley Bank at a $100,000 discount. We were able to do so after we raised funds in excess of $800,000 through a private placement and the exercise of warrants by certain executives and senior advisers to the company.

If we fail to raise additional capital, the negative working capital position could have a material adverse effect on our liquidity in the future. The financial statements have been prepared on a basis that contemplates our continuation as a going concern and the realization of our assets and liquidation of our liabilities in the ordinary course of business. We have an accumulated deficit of $37 million and negative working capital of $4.6 million at March 31, 2002. We also lack sustained profitability across all business segments during our recent history. All these issues raise substantial doubt about our ability to be a going concern for a reasonable period of time and the auditors’ report on our financial statements filed within our fiscal 2001 Form 10-K reflects such doubt. The financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty. Our continued existence is dependent on our ability to complete the repayment of debt and obtain additional financing sufficient to allow us to meet our obligations as they become due and to achieve and maintain profitable operations.

Historically, we financed our working capital and capital expenditure requirements primarily from retained earnings, short-term and long-term bank borrowings, capitalized leases and sales of common stock. We will require additional working capital to meet our ongoing operating expenses, to develop new products, and to properly conduct business activities. We believe that the reduction in our liabilities under planned and completed settlements will allow us to continue as a going concern, remain profitable in the future, and remedy our working capital needs. In addition, we will continue to evaluate raising additional capital investment through the issuance of stock and short or long term debt financing.

The forecasted period of time through which our financial resources will be adequate to support working capital and capital expenditure requirements is a forward-looking statement that involves risks and uncertainties, and actual results could vary. The factors described in “Risk Factors”, as filed in our fiscal 2001 Form 10-K, will affect future capital requirements and the adequacy of available funds. We can provide no assurance that needed financing will be available. Furthermore, any additional equity financing, if available, may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. Failure to raise capital when needed will have a material adverse effect on our business, operating results, financial condition and ability to continue as a going concern.

We had no material commitments for future capital expenditures or material long-term debt at March 31, 2002 except as previously disclosed under the heading “Debt restructuring” regarding long term obligations to Imageline, Baystar Capital and other unsecured creditors.

Other Factors that May Affect Future Operating Results

Other factors that may cause fluctuations of, or a decline in, operating results in the future include the market factors and competitive factors described in our Fiscal 2001 Form 10-K, under “Future Performance and Additional Risk Factors.” Factors that may affect operating results in the future include, but are not limited to:

•	Market acceptance of our products or those of our competitors

•	Timing of introductions of new products and new versions of existing products

•	Expenses relating to the development and promotion of such new products and new version introductions

•	Intense price competition and numerous end-user rebates

•	Projected and actual changes in platforms and technologies

•	Accuracy of forecasts of, and fluctuations in, consumer demand

•	Extent of third party royalty payments

•	Rate of growth of the consumer software and Internet markets

•	Timing of orders or order cancellations from major customers

•	Changes or disruptions in the consumer software distribution channels

•	Failure of Keynomics to become profitable on a sustained basis

•	Economic conditions, both generally and within the software or Internet industries

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

Not Applicable

Item 2.  Changes in Securities and Use of Proceeds

On March 1, 2002, we mutually agreed with DCDC to terminate our planned merger and released each other from all duties, rights, claims, obligations and liabilities arising from, in connection with, or relating to, the Merger Agreement signed on August 31, 2001. We also agreed to enter into an agreement entitled Promissory Note Conversion and General Release pursuant to which DCDC agreed to convert the entire outstanding principal amount and all interest due under the Union Bank note into 9,000,000 shares of common stock of IMSI and cash in the amount of $250,000 to be paid in monthly installments over 15 months.

In addition, we raised capital through a private offering of IMSI shares during the fiscal quarter ended March 31, 2002. We offered shares of common stock at $.50 per share in a private placement offering to certain qualified accredited investors. The money received in the offering, together with additional funds received pursuant to certain warrant exercises (as described below), contributed significantly to our ability to pay off early and at a $100,000 discount the remaining $700,000 principal balance of the Silicon Valley Bank note. This repayment occurred on April 5, 2002.

As of March 31, 2002, we received formal commitment from investors to purchase 1,005,000 shares of IMSI’s capital stock at an aggregate purchase price of $502,500. We received funds totaling $417,500 from the subscribers as of the end of the quarter. Subsequently and as of the date of this filing all committed funds have been received and deposited and all shares have been issued. None of the participants in this private placement, except for Mr. John Wade who is our CEO’s brother and Mr. Matthew Rexon who is our chairman’s cousin are “affiliates” or a “related parties”.

The shares related to the offering have not been registered under the Securities Act of 1933 nor have they been registered under the securities laws of any state. The offer and sale of the shares are exempt from registration under section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D thereunder and exempt from securities qualification and related requirements under the respective rules and regulations of the states in which the shares were being offered and sold. All the investors represented to IMSI that they are accredited investors under Rule 501 of Regulation D.

Also, during the fiscal quarter ended March 31, 2002, certain officers and advisors to the company exercised previously issued warrants in the aggregate number of 1,282,500 at exercise prices ranging from $.20 to $.30 (averaging $.25). The proceeds to the company from these warrant exercises totaled $318,750.

These transactions resulted in the issuance of 11,117,500 shares of common stock that significantly diluted the 10,212,327 shares of IMSI’s capital stock issued and outstanding as of December 31, 2001. The following table details the activity regarding common stock for the quarter ended March 31, 2002.

		Number of
Transaction type	Group	securities	Amount

Shares outstanding as of December 31, 2001		10,212,327	$29,737,465

Private placement	Accredited investors	835,000	417,500

Debt to equity conversion	Related parties	9,000,000	3,330,000

Options issued for consulting services	Consultants		41,956

Options exercised	Employees and consultants	73,000	14,994

Warrants exercised	Executives & advisers to IMSI	1,282,500	318,750

Variable accounting charge	Re-priced stock options		16,131

Total		11,190,500	4,139,331

Shares outstanding as of March 31, 2002		21,402,827	$33,876,796

Item 3.  Defaults upon Senior Securities

Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.  Other Information

Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

(a)	See Exhibits

(b)	Reports on Form 8-K

One report on Form 8-K was filed during the third quarter of fiscal year 2002, on March 13, 2002, to discuss the mutual termination of the plan of merger with DCDC and the resignation of four directors as well as the addition of two new directors to our Board.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 20, 2002, INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.

By: /s/ Martin Wade, III
Martin Wade, III
Director , Chief Executive Officer & Chief Financial Officer

By: /s/ Gordon Landies
Gordon Landies
President

INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
2001 Form 10-QSB QUARTERLY Report

Exhibit Index

Exhibit
Number	EXHIBIT TITLE	Page

10.1	Executive Employment Agreement_ Martin Wade	29

10.2	Amendment To Restructure Agreement _ Silicon Valley Bank	38