Form 10KSB
period 2002-06-30
INTERNATIONAL MICROCOMPUTER SOFTWARE INC /CA/
filed 2002-10-15
CIK 814929

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(X)   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                 Act of 1934 for the fiscal year ended June 30, 2002

                                       Or

( )    Transition report pursuant to Section 13 or 15(d) of the Exchange Act of 1934 for the Transition Period from _____ to _____

                           Commission File No. 0-15949

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)

                  CALIFORNIA                                94-2862863
         (State or other jurisdiction                    (I.R.S. Employer
               Of incorporation)                       Identification No.)

      75 ROWLAND WAY, NOVATO, CALIFORNIA                      94945
        (Address of principal executive                     (Zip code)
                   offices)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The aggregate market value of the voting stock of the registrant by non-affiliates of the registrant as of September 25, 2002 was approximately $18,628,697

As of September 25, 2002, 22,778,899 Shares of Registrant's common stock, no par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                           FORM 10-KSB ANNUAL REPORT
                        FOR THE YEAR ENDED JUNE 30, 2002
                               TABLE OF CONTENTS

TABLE OF CONTENTS                                                                                      2


PART I                                                                                                 3

ITEM 1. DESCRIPTION OF BUSINESS                                                                        3
ITEM 2. DESCRIPTION OF PROPERTY                                                                       16
ITEM 3. LEGAL PROCEEDINGS                                                                             16
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                           17


PART II                                                                                               18

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS                                      18
ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS         18
ITEM 7. FINANCIAL STATEMENTS                                                                          31


PART III                                                                                              57

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH
SECTION 16(A) OF THE EXCHANGE ACT                                                                     57
ITEM 10. EXECUTIVE COMPENSATION                                                                       60
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                               62
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                               62
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K:                                                            65


SIGNATURES                                                                                            66


POWER OF ATTORNEY                                                                                     67


EXHIBIT 99.1                                                                                          68


EXHIBIT 99.2                                                                                          69


EXHIBIT 99.3                                                                                          70


EXHIBIT 99.4                                                                                          71



                                     PART I

FORWARD-LOOKING INFORMATION

This Annual Report of International Microcomputer Software, Inc ("IMSI") on Form 10-KSB contains forward-looking statements, particularly those identified with the words, "anticipates," "believes," "expects," "plans," and similar expressions. These statements reflect management's best judgment based on factors known to them at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," generally, and specifically therein under the captions "Liquidity and Capital Resources" and "Risk Factors" as well as elsewhere in this Annual Report on Form 10-KSB. Actual events or results may differ materially from those discussed herein. The reader should carefully consider the risk factors discussed under "Risk Factors," among others, in evaluating the Company's prospects and future financial performance.

      ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

IMSI was incorporated in California in November 1982. Our objective was to develop and publish PC software applications and since our founding we have become a leading developer and publisher of productivity software in the visual design, graphic design and other related business applications. We acquired and developed graphic and design software products including TurboCAD, FloorPlan 3D, MasterClips, FormTool and Hijaak.

In 1998, we acquired the stock of Zedcor, Inc. an Internet provider of clipart, photos and other graphics content. This content was licensed to customers via subscriptions to its website ArtToday.com. Zedcor, Inc. was subsequently renamed ArtToday.com, Inc.

Subsequent to acquisition of Zedcor, Inc, we began to transition the sales of our software products from the retail channel to Internet sales and migrate the development of our core products and content in the design and graphics categories to the Internet. This transition proved costly and we suffered large losses that threatened our survival. Beginning in 2000, we underwent a major financial restructuring. We focused on the design and graphics software categories primarily by upgrading the TurboCAD software line, adding new titles, most recently TurboCADCAM and by expanding ArtToday.com.

In 2001, we acquired Keynomics from Digital Creative Development Corporation ("DCDC"), which focused on productivity enhancement software. Keynomics provides ergonomic and keyboard training for worker-enhanced safety, productivity and ergonomic compliance improvements thru its proprietary software system, "The KeySoft Performance System". The company's mission is to reduce corporate keyboarding costs and risks and provide significant long-term savings through ergonomic and productivity training and awareness.

Our corporate headquarters are in Novato, California and we maintain a branch office in Australia. The offices of our wholly owned subsidiary, ArtToday.com, are in Tucson, Arizona.

BACKGROUND

From our inception, we had pursued the objective of developing and publishing PC graphics and design software. Our best-known product families included TurboCAD and FloorPlan in the visual design category, MasterClips, in the graphic design category, and OrgPlus and FormTool in the business applications category.

Initially we used direct marketing programs to sell our products but in 1992, we began to pursue sales in the retail channel. By 1995, we had become a leader in the rapidly consolidating software market by building an extensive network of domestic and international distribution. We were selling our products in 10 languages in more than 40 countries, primarily through large distributors in the retail channel. In addition, we sold directly to the corporate, education and government markets as well as to other consumers through strategic partners, direct mail and email. Over the next three years, we achieved significant success.

In late 1998, in response to a rapidly changing environment in the software business and the potential of the Internet, we moved to an Internet based sales and development model. By moving to an Internet sales strategy, we believed we could reduce costs, and minimize the issues associated with selling through large resellers and offer customers lower prices. To strengthen our Internet strategy in October 1998, we acquired all of the outstanding stock of Zedcor, Inc., an Internet provider of art and visual content and owner of the website, ArtToday.com. In November 1999, Zedcor Inc. changed its name to ArtToday.com.

In June 1999, we announced a plan of restructuring to stem large and growing losses and to generate cash to meet our operating needs. The restructuring plan included outsourcing manufacturing and warehouse operations, consolidating facilities, reducing personnel and divesting non-core products. During the next six months, our operating results and financial condition continued to deteriorate. The traditional network of domestic and international retail relationships, which continued to be our primary source of revenues, were generating poor results compared to prior years. In addition, the costs of selling to large distributors, which included product returns, price protection, rebates and coop advertising, were increasing. Then, in January 2000, an arbitrator awarded Imageline, Inc. $2.6 million against us for intellectual property violations and attorneys' fees. These events forced us to take even more drastic measures to reduce costs and conserve cash. In January 2000, we announced that we were exiting the retail software business and closing our international offices.

In February 2000 our Board of Directors along with the President and CEO resigned. A new Board of Directors and management team was formed and within months of the new management taking the helm, we stabilized operations, reduced the rate of operating losses and improved our cash position. During 2000 and 2001, we restructured our debt in combination with new investment into the Company. In December 2000, the Company's creditor's committee and substantially all creditors agreed to accept payment of $0.10 on the dollar to resolve outstanding debts prior to February 2000. Our secured lenders agreed to forbear from taking action against us.

In August 2001, Digital Creative Development Corporation "DCDC" entered into a merger agreement with IMSI. This merger was approved by the directors of DCDC and was subject to DCDC shareholder approval. It was also approved by the directors of IMSI and 52% of the outstanding shareholders of IMSI. Upon signing of the merger agreement, Mr. Martin Wade, a director and CEO of DCDC, became CEO of IMSI, four of our five directors resigned and the entire board of directors of DCDC was appointed to the IMSI board of directors.

In addition to the execution of the merger agreement, the following occurred during the year:

      - On August 31, 2001, DCDC purchased the Union Bank note for $2.5 million (with a book value of $3.6 million at the date of purchase) and agreed to not enforce collection of the note pending the merger. On September 27, 2001, we entered into an addendum to the merger agreement with DCDC which provided that in the event the merger agreement was terminated for any reason, the parties agreed that IMSI would pay DCDC the Union Bank note principal in 72 equal monthly payments of $49,722 plus interest at LIBOR plus 3%.

      - On October 9, 2001, we signed an agreement with Silicon Valley Bank for a settlement of its existing secured note, which had a balance (including penalties and interest) of approximately $3.2 million; the settlement provided for a new secured promissory note for $1.2 million with 12 monthly payments of $100,000 plus interest at 12% interest per annum.

      - On July 27, 2001, and as subsequently amended on September 24, 2001 and October 5, 2001, IMSI and Imageline agreed on the settlement of the arbitration award issued in January 2000 in favor of Imageline. This settlement created a reduction in liabilities of $2 million, which was recognized in the fiscal 2001 financial statements. The settlement, effective September 30, 2001, calls for us to provide a variety of considerations including the following:

            -     The dismissal of any further appeals of the award.

            - Cash installments over a 12-year period, starting October 2001. These payments will be made as follows: twelve monthly payments of $11,500 beginning on October 5, 2001; four equal quarterly payments of $78,750 beginning on September 30, 2002; and, 132 monthly payments of $6,500 thereafter. These payments had a net present value at June 30, 2001 of approximately $833,000 assuming a 12% discount rate.

            - Rights to royalties, licenses, and inventories pertaining to our MasterClips line of products.

            - A percentage of any net recovery we obtain from indemnification claims we had against third parties associated with the original circumstances leading to the arbitration award.

      - On July 30, 2001, Baystar Capital and IMSI entered into an agreement wherein Baystar agreed to accept payment equal to 10% of the balance of the note plus reduced interest, penalty interest and penalties that accrue through the closing of the DCDC merger. Payments would be made in four quarterly payments beginning September 30, 2002. Interest will accrue at 8% per annum from the closing date of the merger until the September 2002 payment and at 12% per annum thereafter until the claim is paid in full on or before June 30, 2003. Assuming the merger had closed as of August 31, 2001, the amount payable to Baystar would have been $710,000.

      - We renegotiated with several of our remaining unsecured creditors, whereby they agreed to accept 10% of all outstanding amounts owed to them (with interest from February 1, 2000 at the rate of 8% per annum). Payments are to be made in quarterly installments beginning no later than September 30, 2002.

On November 29, 2001, we entered into an agreement with DCDC to acquire all issued and outstanding shares of capital stock of Keynomics, a California corporation focused on productivity enhancement software and wholly owned and controlled by DCDC. We pursued this acquisition in order to benefit from the online technology that Keynomics developed. Incorporated in April 2000, Keynomics provides ergonomic and keyboard training for Fortune 1000 companies for worker-enhanced safety, productivity and ergonomic compliance improvements. Keynomics currently offers "The KeySoft Performance System" in its server and ASP versions as its core products. The company's mission is to reduce corporate keyboarding costs and risks and provide significant long-term savings through ergonomic and productivity training and awareness.

The transaction was originally accounted for as a transfer between entities under common control with a total aggregate purchase price of $200,000 payable in installments to DCDC. However, in consideration of further interpretive guidance, we have revised our treatment of this transaction to account for it using the purchase method of accounting. This change in accounting treatment has been reflected in our financial statements as of November 29, 2001. The total aggregate purchase price of Keynomics, using purchase accounting was $300,000. Additionally, we assumed approximately $566,000 of liabilities. The consideration was comprised of three components; i) $50,000 in cash paid at closing, ii) $100,000 in management fees and iii) a $150,000 note payable. As of June 30, 2002, $300,000 had been paid to DCDC. The previously disclosed the purchase price of $200,000, excluded certain management fees and others costs due to DCDC, which are now included as components of the total consideration received by DCDC.

The agreement also calls for potential payments in the future to DCDC depending on Keynomics' performance. These amounts, payable 60 days after the end of the next three fiscal years, consist of 50% of Keynomics' net operating income, if any, in excess of:

      -     $500,000 in the fiscal year ending June 30, 2003

      -     $1,000,000 in the fiscal year ending June 30, 2004

      -     $1,500,000 in the fiscal year ending June 30, 2005

As at June 30, 2002 no amounts were due, and no liability was recorded, as a result of this contingent consideration arrangement. We will continue to evaluate Keynomics financial performance and recognize any amounts as they become payable to DCDC.

As of the date of the purchase, Keynomics had $245,000 of promissory notes outstanding. Subsequent to the acquisition, holders of an aggregate $225,000 of the outstanding notes agreed to convert them into 661,765 shares of IMSI's capital stock at $0.34 per share. Mr. Gordon Landies, our President, and Mr. Paul Jakab, our Chief Operating Officer, received 192,079 and 10,232 shares of IMSI's capital stock, respectively, in exchange for their outstanding promissory notes from Keynomics. Mr. Joe Abrams, an IMSI consultant and shareholder, also received 287,389 shares in exchange of his outstanding promissory note to Keynomics. All shares exchanged in this transaction were recorded at fair value.

As of March 1, 2002, we entered into a "Mutual Termination Agreement and Release" with DCDC whereby the Merger Agreement between the companies dated August 31, 2001 was terminated and each company was released from all duties, rights, claims, obligations and liabilities arising from, in connection with, or relating to, the Merger Agreement.

The two companies agreed to enter into an agreement entitled "Promissory Note Conversion and General Release" pursuant to which DCDC agreed to cancel the entire outstanding principal amount of $3.58 million and all interest due on the promissory note that DCDC had acquired in return for 9,000,000 shares of common stock of IMSI and cash in the amount of $250,000 to be paid in monthly installments over 15 months as follows:

      -     $10,000 per month for the first five installments starting March 1,
            2002

      -     $20,000 per month for ten months thereafter

On April 3, 2002, we amended the October 9, 2001 settlement agreement with Silicon Valley Bank whereby Silicon Valley Bank accepted an early payment of the $700,000 balance of the note at a $100,000 discount. The payment of the $600,000 was made on April 5, 2002, on which date Silicon Valley Bank declared all our obligations to them under the revised promissory note, the related ArtToday Security Agreement and the related Pledge Agreement to have been satisfied. Silicon Valley Bank therefore released its interest in the collateral securing the note and the note itself.

During June 2002, we entered into amendments to agreements with a majority of unsecured creditors wherein they agreed to a one-time payment of 10% of the company's obligations to them, thereby forgoing interest from February 2000. The total payment to such unsecured creditors was $289,000, thereby settling obligations totaling $2.6 million, resulting in a one-time gain to IMSI of $2.3 million.

As of June 30, 2002, we had reduced our outstanding debts, which amounted to $21.2 million at June 30, 2001 to $7.2 million.

STRATEGY

Our objective is to successfully grow our sales, particularly in the design and graphics software market segments, both for the desktop and online markets. Our strategy to achieve this objective includes the following key elements:

Operating Profits and Positive Operating Cash Flow - Our sales of design and graphics software have been sufficient to fund our cash operating costs over the last twelve months. We have re-established sales through the retail channel in the United States, Europe, Australia, the Middle East and Africa by entering into republishing arrangements. In addition, we have initiated direct sales to end-users through the Internet and through email, direct mail and other direct marketing programs. The strategy going forward is to leverage and grow sales through these channels by expanding distribution channels and our own sales force.

Graphic Design - We plan to continue to develop ArtToday.com by expanding its current group of websites, adding new subscription and pay-per-download customers, increasing advertising and e-direct revenues, and expanding its content base with high-quality digital photographs, Flash animations and other multimedia objects. ArtToday websites have had over 300,000 paying customers and
3.0 million unique visitors per month. They offer users access to more than 2.5 million graphic images, web art, photos, fonts, and animations.

Visual Design - We intend to continue to develop new versions of our leading software to expand sales of these core products and acquire complimentary software products. New versions of TurboCAD and FloorPlan 3D are planned to be released in the next six months. In September 2002, we introduced TurboCADCAM, which has a suggested retail price of $995. Our strategy is to establish new distribution channels to value added resellers for the computer aided manufacturing ("CAM") market.

PRODUCTS

                                  VISUAL DESIGN

Our visual design products accounted for 35% and 39% of our net revenues in fiscal 2002 and 2001, respectively. Our visual design products include the following:

      - TURBOCAD(R) is a Computer Aided Design ("CAD") software product that allows a user to create precision drawings. It is one of the most popular CAD programs with over 1 million units sold. TurboCAD offers comprehensive functionality for the technical professional combined with ease-of-use for the novice user. TurboCAD is used by architects, engineers, and contractors in small and medium-sized businesses, as well as by workgroups within many large corporations such as Pennzoil, Dow Chemical, Bechtel, Babcock & Wilcox, Houston Power & Lighting, and Motorola. TurboCAD includes integrated 3D construction capabilities, file compatibility with other CAD software (including AutoCAD by AutoDesk), and integrated raster-to-vector conversion. TurboCAD Professional includes a software development kit that permits end-user and third-party developer customization of the software.

      - FLOORPLAN 3D(R) is a software tool for residential and commercial space layout that allows a user to create, view and walk through plans in three dimensions. This product provides photo-realistic rendering of designs. FloorPlan 3D has received numerous industry awards such as PC Magazine's Editors Choice Award, and we have sold over 1 million units.

      - TURBOCADCAM integrates our popular, award winning computer-aided design program with powerful computer-aided machining capabilities. This seamless integration of CAD, CAM and CNC, is designed to immediately increase machine shops and manufacturers' profits and productivity. With TurboCADCAM the user can import and edit CAD designs as well as G-Code from leading CAM programs. TurboCADCAM has file support for over 25 different CAD file formats. The user will be able to view photo-realistic renderings of his or her designs with TurboCADCAM's acclaimed 3D and solid modeling engines. Machining functions include pocketing, milling, drilling, boring, engraving, reaming and open pocket milling. With TurboCADCAM, the user can configure his own controller or use the supported controllers created for Haas, Fadal or Fanuc.

                                 GRAPHIC DESIGN

Our visual content products include art images, photographs, video clips, animations and fonts stored in electronic form that enhance communication by making online, onscreen and printed output more visually appealing. Graphic design products accounted for 40% of our net revenues in fiscal 2002 and 2001. Our graphic design products include the following:

      - ARTTODAY ONLINE offers a collection of approximately 2.5 million downloadable images on line at www.arttoday.com. We generate revenues primarily by selling weekly, monthly and yearly subscriptions to access and use these images. Revenues are also generated from advertising and e-direct sales, and some pay-per-download sales of high quality, professional images. ArtToday.com has over 1 million members, over 300,000 paid subscribers and 3.0 million unique visitors per month.

      - MASTERCLIPS PREMIUM IMAGE COLLECTION includes up to 500,000 art and photographic images on CD, along with a link to ArtToday to access up to an additional 2 million images. MasterClips Premium Image Collection products include a browser, clip art editor and design guide. This line of products has been reintroduced into retail sales channels by us in this past fiscal year.

      - HIJAAK is a professional 32-bit graphics toolkit that allows users to convert, manage and view over 115 graphics file formats including 3D and full Postscript files.

                         BUSINESS APPLICATIONS AND OTHER

Our business applications products include business graphics and general office products. These products accounted for 25% and 21% of net our revenues in fiscal 2002 and 2001 respectively. Our business applications products include the following:

      - ORGPLUS is an application designed for creating professional organization charts. OrgPlus completely automates chart creation so that no drawing or manual positioning of boxes is required. OrgPlus features automated sorting and drag and drop capabilities.

      - FLOW! enables general business users to create a wide variety of diagrams, including flowcharts, organization charts, timelines, block diagrams, geographic maps, and marketing charts. Flow! also includes features that allow the user to enhance the information content of diagrams. Flow! users can link diagrams to databases and associate non-graphical data with shapes within a diagram.

      - TURBOPROJECT is a project management tool that allows users to create and manage a project schedule, allocate resources and establish and track project budgets. TurboProject Professional allows users to divide large projects into sub-projects and distribute the sub-projects to individual managers over company networks. The sub-projects can then be reintegrated to update a master project schedule.

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

SALES AND DISTRIBUTION

Through the middle of 1999, we sold our products worldwide primarily through retail sales channels to small and medium-sized businesses, professionals and consumers. In the middle of 1999, we began implementing a strategy to sell our products directly over the Internet. In January 2000, we announced that we were exiting the retail software business, and we terminated all distribution agreements.

In February 2000, our new management began to re-establish sales through the retail channel by using republishers, wherein the republishers handled all packaging and distribution of the products and paid us guaranteed royalties. We earn royalties based on the net sales made by the republishers. We also utilized direct mail and email in the consumer, corporate, education and government markets, and we sold product via the Internet.

In March 2000, we executed an agreement with ValuSoft to republish and sell our software products to major retailers in North America. Under this agreement, ValuSoft performs the manufacturing, assembly, packaging, sales and distribution of our products to retailers. In return we receive guaranteed royalty payments, which totaled $1.1 million in the year ending June 30, 2002.

We have similar exclusive republishing agreements internationally. Our republisher for Europe is MediaGold and we have two republishers for Japan:
Sumitomo Metals Ltd. and Rock International. Most of these international republishing agreements call for minimum guaranteed royalty payments, which totaled $491,000 in the year ending June 30, 2002.

Net sales are defined as gross sales less returns, rebates, price protection and other deductions the republisher provides to retailers. These costs associated with sales in the retail channel will affect net sales realized by republishers, and consequently any royalties payable to us in excess of the guaranteed minimum royalty payments.

DIRECT MAIL. We conduct direct mail campaigns, both postal and email for new IMSI products and upgrades of existing products, as well as third-party offers. These mailings generally offer a specially priced product, as well as complementary or enhanced products for a further charge. Our database of registered users exceeds 1 million customers worldwide.

CORPORATE. We believe that certain of our products, particularly TurboCAD, TurboProject, OrgPlus and HiJaak, are well suited for use within large corporations. Over the past year, we have sold site licenses to some large companies, including Fortune 100 companies. We market to these corporations through a combination of telemarketing, mailings and e-mailing.

INTERNET. A key emphasis of our sales strategy is to significantly increase the marketing of our products via the Internet. We sell from our own websites, as well as through strategic partnerships with online resellers or service bureaus.

RETAIL. We are increasing our presence in the retail market through selected distribution channels for a number of our products in order to reach a wider range of end users. However, intense price competition along with the intermittent unfavorable retail conditions, including erosion of margins from competitive marketing and high rates of product returns, may adversely affect our revenues in the future.

MARKETING

Our marketing efforts include online retail marketing and merchandising. These efforts are directed at strengthening our product and corporate brands, building customer loyalty, maximizing upgrade and repeat purchases and developing incremental revenue opportunities. We also seek to increase market share and brand recognition through public relations activities and participation in popular trade and computer shows.

CUSTOMER SUPPORT

We provide customer support to our end-users by telephone, email and through numerous online options. Telephone technical assistance is available for key products at no charge for the first 5 minutes and then $5 for each additional five-minute increment or portion thereof. We also offer customer support on our website by offering answers to frequently asked questions, providing product discussion forums and making intelligent help and search engines available. In addition, several newer products released by us contain an online link to web-based support that automatically updates or patches the user's software via the web.

PRODUCT DEVELOPMENT

Our research and development expenses totaled $2.3 million and $2.6 million for fiscal 2002 and 2001, respectively. Our product development program is focused on a few key software products. In November 2001, we released version 8.0 of our popular TurboCAD program and in February 2001 FloorPlan 3D was upgraded to version 6. Hijaak Image Manager was released in July 2001.

We generally create product specifications and manage the product development and quality assurance process from our offices in Novato, California. Most program coding and quality testing is performed using contract programmers in development centers in Russia. Contract programmers located outside the United States are generally dedicated on a full-time basis to our products. We make extensive use of the Internet and Internet-based development tools to facilitate programming in remote locations to control development costs.

Our general policy is to own, either through internal development or acquisition, the core technology of our principal products. Where appropriate, we augment our core technology with licensed technology. We possess and are continually enhancing our core technology in vector graphics, precision design, and project and time management processes.

ACQUISITION AND LICENSING

We acquired the technology for TurboCAD in 1985, FloorPlan Design Suite in 1990, and HiJaak in 1995. In 1998, we acquired ArtToday.com. Over the last several years, we licensed and acquired millions of images and visual content from third parties, including artists, photographic agencies and visual content aggregators for use by ArtToday.com and in MasterClips. Where feasible, we endeavor to acquire images on a perpetual, worldwide basis and with electronic download rights. The licenses have terms ranging from one year to perpetual and are generally not exclusive. Licensing fees associated with licensed technology are generally paid for by way of sales-based royalties, which are included in product costs.

As part of our restructuring over the last few years, we have reduced the number of our product SKUs significantly in order to concentrate more fully on the strongest core products in the design and graphics market segments. We plan to continue to divest non-core products as opportunities arise.

OPERATIONS

We control the purchasing, inventory and marketing associated with our products from our headquarters in Novato, California. Our product development organization produces master diskettes or CD-ROMs and the documentation for each product. We contract with third parties to handle the duplication, printing and packaging of our products. Presently, we lease warehouse space from a third party, which provides fulfillment, storage and assembly services. We have multiple sources of supply for substantially all product components. To date, we have not experienced any material difficulties or delays in the printing, packaging or assembly of our products.

Licensees and republishers are responsible for their own duplication of CD-ROMs, printing the documentation, packaging the products and fulfilling and shipping the sales orders for pre-packaged software. Under our agreement with ValuSoft, we can purchase ValuSoft manufactured products for sales to our direct customers.

COMPETITION

The PC productivity software industry and the Internet are both highly competitive and characterized by rapid changes in technology and customer requirements. The rapid pace of technological change constantly creates new opportunities for existing and new competitors and can quickly render existing technologies less valuable. These competitive factors require that we enhance our core productivity software products, successfully execute our Internet strategies and implement effective marketing and sales programs all on a timely basis. Many of our current and potential competitors in both industries have larger technical staffs, more established and larger marketing and sales organizations, significantly greater financial resources, greater name recognition and better access to consumers than we do. Our relatively small size and very limited resources adversely affect our ability to compete with these larger companies.

There has been a consolidation among competitors in the market for software productivity products. Each of our major software productivity products competes with one or more products from one or more major independent software vendors. Our products and their primary competition are illustrated in the following table:

IMSI PRODUCT             COMPETING PRODUCTS               COMPETITOR
--------------------------------------------------------------------------------
TurboCAD                 AutoCAD                          AutoDesk Inc.
FloorPlan                3D Architect                     Broderbund
                         Home Architect                   Sierra Online
                         Home Design Suite                Punch Software

The software industry and the Internet have relatively small barriers to entry. We believe that competition will continue to intensify as a number of software companies extend their product lines into additional product categories and as additional competitors enter our markets. In addition, widespread use of the Internet has reduced barriers to entry in the software market by allowing software developers to distribute their products online without relying on access to traditional distribution networks. As a result of the proliferation of competing software developers, more products are competing for both retail shelf space and online. Therefore, we cannot assure investors that our products will achieve and/or sustain market acceptance and generate significant levels of revenues in future periods or that we will have the resources required to successfully compete in the future.

The markets for our productivity software products are characterized by significant price competition, and we expect we will continue to face increasing pricing pressures. In response to such competitive pressures, we have reduced the price of some of our products. Product prices may continue to decline and we may not be able to respond to such declines with additional product price reductions. If we significantly reduce the prices of one or more of our products, there can be no assurance that such price reductions will result in an increase in unit sales volume. Prolonged price competition would have a material adverse effect on our operating results, including reduced profit margins and potential loss of market share.

Approximately 38% of our revenues were derived from sales of the TurboCAD, FloorPlan and MasterClips product lines in fiscal year 2002 as compared to 42% in fiscal year 2001. A decline in TurboCAD, MasterClips or FloorPlan sales, or a decline in the gross margin on one or more of these products could worsen our results of operations. Thus, we may be more vulnerable to market declines and competition in the markets for such products than companies with more diversified sources of revenues.

Competition for ArtToday comes from several hundred graphic sites on the Internet. Approximately 90% of those sites are vanity sites that do not generate significant revenues. The remaining 10% can be segmented into those that sell content, those that sell software and those that leverage traffic for banner advertising revenues. Content sellers include Hemera, Corbis, Getty PhoToGo, and NOVA. Competition for MasterClips comes from software companies like Nova Development, Broderbund and Adobe.

While we believe none of the above named competitors can match ArtToday.com in terms of numbers of visitor/member traffic, depth of offerings and page impressions, they are often significantly better funded, can have superior technology or higher quality images. There is, therefore, the risk that these better-funded competitors could duplicate ArtToday.com's strategy and reduce its market share. Possible competition for ArtToday.com could also come from the large "horizontal" sites, such as Yahoo or AOL. While these companies are now limited by a lack of the content depth that is demanded by graphics professionals, they have the financial resources, technical capabilities and market penetration to quickly diminish ArtToday.com's current market advantage.

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

Despite the foregoing precautions, it may be possible for a third-party to copy or otherwise obtain and use our products or technologies without authorization, or to develop similar technologies independently. We do not include in our products any mechanism to prevent or inhibit unauthorized copying. There can be no assurance that the steps taken by us will prevent misappropriation or infringement of our technology. In addition, litigation may be necessary to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources that could have a material adverse effect on our business, operating results and financial condition.

We provide our products to end users under non-exclusive licenses, which generally are non-transferable and have a perpetual term. We make source code available for some products. The provision of source code may increase the likelihood of misappropriation or other misuse of our intellectual property. We license all of our products pursuant to shrink-wrap licenses, or Internet click-wrap licenses that are not signed by licensees and therefore may be unenforceable under the laws of certain jurisdictions.

As the number of software products in the industry increases and the functionality of these products further overlaps, software developers and publishers may increasingly become subject to infringement claims. From time to time, we have received, and may receive in the future, notice of claims of infringement of other parties' proprietary rights. Although we investigate claims and respond as we deem appropriate, there can be no assurance that infringement or invalidity claims (or claims for indemnification resulting from infringement claims) will not be asserted or prosecuted against us. Regardless of the validity or the successful assertion of such claims, we would incur significant costs and diversion of resources with respect to the defense thereof, which could have a material adverse effect on our business, operating results and financial condition (see Item 3, "Legal Proceedings"). If any valid claims or actions were asserted against us, we might seek to obtain a license under a third party's intellectual property rights. There can be no assurance, however, that under such circumstances a license would be available on commercially reasonable terms, or at all.

EMPLOYEES

As of June 30, 2002, we had 62 employees all of whom are located in the United States with the exception of 3 employees in Australia. In addition, we have approximately 25 software developers working as contractors in Russia under a software development contract. None of our employees are represented by a labor union and we have experienced no work stoppages. Our success depends to a significant extent upon the performance of our executive officers, key technical personnel, and other employees.

RISK FACTORS

OUR OPERATING RESULTS ARE IMPROVING BUT WE CONTINUE TO SHOW LOSSES. We have made significant improvement in our operating results over the last two fiscal years. We strive to reduce operating expenses and increase revenues to return to operating profitably. We operated profitably in both the second and third quarters of this fiscal year. However, we have experienced, and may continue to experience, operating losses due to a variety of factors.

Factors that may affect operating results in the future include, but are not limited to:

      -     Market acceptance of our products or those of our competitors;

      - Timing of introductions of new products and new versions of existing products;

      - Expenses relating to the development and promotion of such new products and new version introductions;

      - Changes or disruptions in the consumer software distribution channels;

      - Economic conditions, both generally and within the software or Internet industries.

Historically, our business has been affected somewhat by seasonal trends. Sales and operating results for a quarter have depended on the volume and timing of orders received during that quarter. Significant portions of our operating expenses are relatively fixed. Planned expenditures are based on sales forecasts. If revenue levels are below expectations, operating results are likely to be materially adversely affected. In such event, the market price of our common stock might be materially adversely affected.

Our relatively small size in an intensely competitive, rapidly changing marketplace and our less recognized brand compared to larger and better recognized competitors creates the risk that we may not be able to compete successfully in the future. We must enhance our existing products and offer new products on a timely basis. We have limited resources and therefore we must restrict our product development efforts to a relatively small number of projects.

Our strategy has been to develop graphics and design software that does not compete directly with applications or features included in operating systems and applications suites, offered by major software vendors such as Microsoft. However, such software vendors may in the future choose to expand the scope and functionality of their products to support some or all of the features currently offered by certain of our products, which could adversely affect demand for our products.

There can be no assurance that our products will achieve or sustain market acceptance, and generate significant levels of revenues in subsequent years, or that we will have the resources required to compete successfully in the future.

WE HAVE RECENTLY RAISED CAPITAL AND MAY HAVE ADDITIONAL CAPITAL NEEDS. We raised $1.8 million in additional capital investment in fiscal 2002. In addition, we entered into a fully collateralized short-term bank note of $600,000, which has been subsequently repaid. No assurance can be given that we will be successful in obtaining new sources of investment capital or lines of credit in the future. If we issue equity or convertible debt, the percentage of ownership of current stockholders will be reduced. Stockholders will experience additional dilution, and such securities may have rights, preferences or privileges senior to those of the holders of our common stock.

WE BEAR RISKS ASSOCIATED WITH SOFTWARE DEVELOPMENT THAT CAN ADVERSELY AFFECT FINANCIAL PERFORMANCE. While we have successfully developed and released hundreds of software products over the last 19 years, including over 10 releases of our leading product TurboCAD, we cannot provide assurance that future products and upgrades will be released in a timely manner or that they will receive market acceptance, if and when released.

WE DISTRIBUTE SEVERAL OF OUR PRODUCTS THROUGH REPUBLISHERS. We distribute several of our products through republishers around the world including ValuSoft, Digital River, Sumitomo Metals Ltd., MediaGold and Mindscape. As a substantial amount of our revenue depends on a few licensees and republishers, an adverse change in these relationships could materially affect us.

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

In addition, effective copyright, trademark and trade secret protection may be unavailable or limited in foreign countries. The global nature of the Internet makes it virtually impossible to control the ultimate destination of our products. There can be no assurance that the steps we take will prevent misappropriation or infringement of our technology. Litigation may be necessary to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources that could have a material adverse effect on our business, operating results and financial condition.

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

OUR USE OF DEVELOPMENT TEAMS OUTSIDE THE UNITED STATES INVOLVES RISK, INCLUDING CONTROL AND COORDINATION RISKS. For the past 10 years, we have developed most of our software products outside the United States. We use contract programmers in development centers in Russia, and have also used programmers in Ukraine, India, and other countries. The cost of programmers outside of the United States is lower than the cost of programmers in the United States. Relying on foreign contractors presents a number of risks. Managing, overseeing and controlling the programming process are more difficult because of the distance between our management team and the contractors. Our contractors have different cultures and languages from our managers, making coordination more difficult.

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

OUR INTERNET BUSINESS AND STRATEGY CREATES ADDITIONAL COSTS AND INTRODUCES NEW UNCERTAINTIES WITH NO ASSURANCE OF RESULTS. Almost one half of our revenues come from Internet based sales. Our ArtToday business revenues come almost entirely from the Internet. Over the past two years, we have incurred, and in the future we expect to incur, significant costs for our Internet infrastructure. These costs include additions to hardware, increases in Internet personnel, acquisitions and cross licenses to drive traffic to our websites, and a transition to an Internet sales and marketing strategy.

While our ArtToday business revenues have grown over the past two years, we cannot provide any assurance that our Internet strategy will be successful, or that the costs and investments in this area will provide adequate, or any, results.

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

Our stock trades on the OTC Bulletin Board. As a result, investors could find it more difficult to trade, or to obtain accurate quotations of the market value of, the stock as compared to securities that are traded on the NASDAQ trading market or on an exchange. In addition, trading in our common stock is covered by what are commonly known as the "Penny Stock Rules." These rules require brokers to provide additional disclosure in connection with any trades involving a stock defined as a "penny stock," including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks related to trading in these stocks.

Our registration of a significant number of shares for possible public resale could adversely affect the market price of our common stock. As of June 30, 2002, we had 22.8 million shares of common stock outstanding of which 9.7 million were registered for resale or otherwise freely tradable under Rule 144. Pursuant to an agreement between DCDC and IMSI signed February 28, 2002, we issued 9 million new shares of common stock to DCDC shareholders, a portion of which we intend to register. The sale or resale of large blocks of shares could adversely affect the market price of our common stock.

IMSI'S BOARD OF DIRECTORS MAY ISSUE PREFERRED STOCK TO PREVENT A TAKEOVER. The Board of Directors is authorized to issue up to 20,000,000 shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the shareholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of delaying, deferring or preventing a change in control of IMSI. We have no current plans to issue shares of Preferred Stock.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Historically, we were exposed to interest rate and foreign currency fluctuations. Our objective in managing our exposure to interest rate changes and foreign currency fluctuations was to limit the impact of interest rate changes on earnings and cash flow and to lower our overall borrowing costs.

Our exposure to market risk with respect to financial instruments is primarily related to changes in interest rates with respect to borrowing activities, which may adversely affect our financial position, results of operations and cash flows. All our debt is denominated in US Dollars. We do not use financial instruments for trading or other speculative purposes and are not party to any derivative financial instruments.

To a lesser degree, we are still exposed to market risk from foreign currency fluctuations associated with our Australian operations. Most of our international revenues are now denominated in U.S. Dollars. Consequently the exposure to foreign currency fluctuations is minimal. We do not hedge interest rate or foreign currency exposure.

      ITEM 2. DESCRIPTION OF PROPERTY

Our principal facilities are located in Novato, California, now occupying approximately 5,000 square feet of office space. ArtToday.com and Keynomics have offices located in Tucson, Arizona and Novato, California, respectively, occupying approximately 5,000 and 2,000 square feet of office space. We also occupy approximately 350 square feet of leased office space in Alexandria, Australia from which we conduct our Australian sales operations.

      ITEM 3. LEGAL PROCEEDINGS

IMAGELINE, INC. VS. INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.,

The most recent proceedings were begun on or about August 26, 2002, when Imageline obtained a writ of execution on its February 29, 2000 judgment from the clerk of the U.S. District Court in San Francisco, and commenced efforts to levy upon our property, including receivables and rights to payment due from third parties. That same day, Imageline filed a motion with the court for, among other things, assignment of all our receivables, a turnover order of all evidence of rights to payment, and weekly examinations of our CEO, alleging that these remedies and its other efforts to execute on its judgment were justified by our alleged defaults in our payment obligations under our settlement agreement with Imageline. Imageline has since filed a second motion with the court seeking a turnover order of all shares of stock in our subsidiary, ArtToday.com, Inc. Imageline is seeking to recover approximately $2.9 million pursuant to the judgment it is attempting to enforce.

On September 10, 2002, we filed an ex parte motion to quash and recall the writ of execution and to vacate all levies thereunder on the grounds that we are not in default and have made all installment payments and paid Imageline all royalties due under the settlement agreement, and, further, that Imageline's remedy for defaulted payments was the penalty and interest provisions in the settlement agreement, not execution on the judgment. Our motion also seeks sanctions against Imageline to compensate us for our attorney's fees and expenses in opposing Imageline's conduct. In response, the court has stayed all activity and set the motions by both parties for hearing October 23, 2002. We have also filed a separate civil action against Imageline for damages for its breach of the settlement agreement and other agreements, for fraud, for unfair competition and seek damages and injunctive and other equitable relief. We are vigorously contesting all efforts by Imageline to enforce the judgment and to abandon the settlement agreement.

SORRENTINO VS. DIGITAL CREATIVE DEVELOPMENT CORPORATION, ET AL.

On August 28, 2002, we were served with a complaint filed on or about June 28, 2002 in the Supreme Court of the state of New York, county of New York. The complaint was filed by Ralph Sorrentino, an individual, and RJS Consulting Corp., a New York corporation, against DCDC, a Delaware corporation; DCDC, a Utah corporation, (together "DCDC"), IMSI, and several individuals who were or are directors of these companies, including Mr. Martin Wade, Mr. Bruce Galloway, Mr. Donald Perlyn, Mr. Evan Binn, Mr. Gary Herman, Mr. Skuli Thorvaldsson, and Mr. Sigurdur Jon Bjornsson.

By a settlement agreement dated October 30, 2001, the plaintiffs and defendants DCDC settled an arbitration proceeding for breach of contract arising out of the April 2001 termination of Mr. Sorrentino as President and Chief Executive Officer of DCDC and the termination of an executive consulting agreement with RJS Consulting Corp. The complaint alleges that DCDC breached the settlement agreement by a) failing to make certain required payments in a timely fashion;
b) failing to provide medical coverage and turn over certain medical records; c) making disparaging remarks about plaintiffs; and d) failing to adhere to provisions in the settlement relating to security for payments to be made to plaintiffs. The complaint also alleges that the defendants in this case, both individually and as agents and employees of defendants DCDC and IMSI, conspired to commit a fraud upon plaintiffs by devising a plan to make ineffective the security for payments to be made to plaintiffs, so that DCDC could ultimately default on its financial obligations to the plaintiffs, leaving the plaintiffs without any effective financial recourse under the settlement agreement.

The complaint seeks, among other things, a) compensatory and punitive damages;
b) a constructive trust on all of the shares of IMSI stock owned by DCDC and on all of the assets of IMSI; c) an order requiring DCDC to specifically perform their obligations under the settlement agreement, and either provide plaintiffs with a security interest in the assets of IMSI or the shares of IMSI stock held by DCDC; and d) a preliminary and permanent injunction enjoining defendants from transferring the shares of IMSI owned by DCDC and transferring the assets of IMSI, other than in the ordinary course of business, until the obligations of DCDC under the settlement have been satisfied. We believe this case, as it relates to IMSI, to be without merit and intend to vigorously defend the matter

      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fiscal year ended June 30, 2002.

                                     PART II

      ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table sets forth the quarterly high bid and low asked prices of the common stock for fiscal 2001 and fiscal 2002, as quoted on the OTCBB. Such prices represent prices between dealers and do not include retail mark-ups, markdowns or commissions and may not represent actual transactions.

                                                   CLOSING SALES PRICES
                                             HIGH BID                LOW ASKED
                                           ------------            -------------
FISCAL YEAR 2001
      First Quarter                               $1.02                    $0.13
      Second Quarter                               0.70                     0.13
      Third Quarter                                0.50                     0.14
      Fourth Quarter                               0.30                     0.15
FISCAL YEAR 2002
      First Quarter                               $0.42                    $0.15
      Second Quarter                               0.65                     0.15
      Third Quarter                                0.97                     0.35
      Fourth Quarter                               1.27                     0.76

On June 30, 2002, there were approximately 1,068 registered holders of record of the common stock. We believe that additional beneficial owners of our common stock hold shares in street names.

We have not paid any cash dividends on our common stock and do not plan to pay any such dividends in the foreseeable future. Our Board of Directors will determine our future dividend policy on the basis of many factors, including results of operations, capital requirements and general business conditions.

      ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this report. This annual report on Form 10-KSB, and in particular this "Management's Discussion and Analysis of Financial Condition and Results of Operations," may contain forward-looking statements regarding future events or our future performance. These future events and future performance involve certain risks and uncertainties including those discussed in the "Risk Factors" section of this Form 10-KSB. Actual events or our actual future results may differ materially from any forward-looking statements due to such risks and uncertainties. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. This analysis is not intended to serve as a basis for projection of future events.

CRITICAL ACCOUNTING POLICIES

In accordance with recent Securities and Exchange Commission guidance, those material accounting policies that we believe are the most critical to an investor's understanding of our financial results and condition have been expanded and are discussed below.

Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements. Certain of these policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management to determine the appropriate assumptions to be used in the determination of certain estimates.

                               REVENUE RECOGNITION

Revenue is recognized in accordance with American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, With Respect to Certain Transactions. Revenue is recognized when persuasive evidence of an arrangement exists (generally a purchase order), product has been delivered, the fee is fixed and determinable, and a collection of the resulting account is probable.

- Revenue from packaged product sales to resellers and end users is recorded at the time of the sale net of estimated returns.

- Revenue from sales to distributors is recognized when the product sells through to retailers and end users. Sales to distributors permit limited rights of return according to the terms of the contract.

- For software delivered via the Internet, revenue is recorded when the customer downloads the software.

-     Subscription revenue is recognized ratably over the contract period.

- Revenue from hybrid products is allocated to the underlying components based on the ratio of the value of each component to the total price and each portion is recognized accordingly.

- Non-refundable advanced payments received under license agreements with no defined terms are recognized as revenue when the customer accepts the delivered software.

- Revenue from software licensed to developers, including amounts in excess of non-refundable advanced payments, is recorded as the developers ship products containing the licensed software.

- Revenue from minimum guaranteed royalties in republishing agreements is recognized ratably over the term of the agreement. Royalties in excess of the guaranteed minimums are recognized when collected.

- Revenue from Original Equipment Manufacturer (OEM) contracts is recognized upon completion of our contractual obligations. The purpose of OEM contracts is to increase our customer base by seeding the marketplace with older versions of our software, bundled with other manufacturers' products.

                RESERVE FOR RETURNS, PRICE DISCOUNTS AND REBATES

Reserves for returns, price discounts and rebates are estimated using historical averages, open return requests, channel inventories, recent product sell-through activity and market conditions. Our allowances for returns, price discounts and rebates are based upon management's best judgment and estimates at the time of preparing the financial statements. Reserves are subjective estimates of future activity that are subject to risks and uncertainties, which could cause actual results to differ materially from estimates.

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

                                   INVENTORIES

Inventories are valued at the lower of cost or market and are accounted for on the first-in, first-out basis. Management performs periodic assessments to determine the existence of obsolete, slow moving and non-salable inventories, and records necessary provisions to reduce such inventories to net realizable value.

                GOODWILL, INTANGIBLE AND OTHER LONG LIVED ASSETS

Property, equipment, intangible and certain other long-lived assets are amortized over their useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenues. Long-lived assets are written down to fair value whenever events or changes indicate that the carrying amount of an asset may not be recoverable. Our policy is to review the recoverability of all long-lived assets at a minimum of once per year and record an impairment loss when the fair value of the assets do not exceed the carrying amount of the asset.

SIGNIFICANT EVENTS DURING FISCAL 2002

The following discussion and analysis provides information, which our management team believes relevant to an assessment and understanding of our results of operations and financial condition. Our current financial condition is substantially different from the previous fiscal years. Over the past twelve months, we have made substantial progress in restructuring our past due liabilities, strengthening our operations and obtaining additional financing. As a result, our independent accounts Grant Thornton LLP, agreed to reissue their opinion on our financial statements for the fiscal year ended June 30, 2001, without a going concern explanatory paragraph. The following section describes the main events that impacted our financial condition during this fiscal year and will have a significant influence on our condition in future reporting periods.

               PRIVATE PLACEMENTS OF SHARES AND WARRANTS EXERCISED

During the fiscal year ended June 30, 2002, we were successful in raising additional working capital through two separate private offerings of IMSI shares. We offered shares of common stock at prices of $.50 and $.70 per share through two private placement offerings to qualified private investors. The money received in the offerings, together with additional funds received pursuant to warrant exercises (as described below), contributed significantly to our ability to pay off early, and at a $100,000 discount, the remaining $700,000 principal balance of the Silicon Valley Bank note. This repayment occurred on April 5, 2002.

As a result of these offerings, we issued 2,433,572 shares of IMSI's capital stock at an aggregate purchase price of $1,502,500. All committed funds have been received and deposited and all shares have been issued. None of the participants in these private placements, except Mr. John Wade (our CEO's brother) and Mr. Matthew Rexon (our chairman's cousin) who purchased 20,000 and 100,000 shares of IMSI's stock respectively, were deemed to be an "affiliate" or a "related party" as defined in Statement of Financial Accounting Standards No.57, "Related Party Disclosures".

The shares related to the offerings have not been registered under the Securities Act of 1933 nor have they been registered under the securities laws of any state. The offer and sale of the shares were exempt from registration under section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D there under and exempt from the qualification requirements of state securities laws under the respective rules and regulations of the states in which the shares were being offered and sold.

Also, during the fiscal year ended June 30, 2002, certain officers and advisors to the company exercised previously issued warrants in the aggregate number of 1,282,500 at exercise prices ranging from $.20 to $.30 (averaging $.25). The proceeds from these warrant exercises totaled $318,750.

                               MERGER TERMINATION

In August 2001, IMSI and DCDC had entered into an Agreement and Plan of Merger and Reorganization ("Merger Agreement") pursuant to which the two companies were to merge their businesses and to continue as one legal entity. Simultaneously and pursuant to the Merger Agreement, DCDC agreed to purchase for $2,500,000 all rights as lender and holder under a promissory note between Union Bank of California and IMSI in the original principal amount of $3,580,000.

In February 2002, we entered into a "Mutual Termination Agreement and Release" with DCDC whereby the proposed merger was terminated and each company was released from all duties, rights, claims, obligations and liabilities arising from, in connection with, or relating to, the merger.

Furthermore, the two companies agreed to enter into an agreement entitled "Promissory Note Conversion and General Release" pursuant to which DCDC agreed to cancel the entire outstanding principal amount of $3,580,000 and all interest due on the promissory note that DCDC had acquired in return for 9,000,000 shares of common stock of IMSI and cash in the amount of $250,000 to be paid in monthly installments over 15 months as follows:

      -     $10,000 per month for the first five installments starting March 1,
            2002

      -     $20,000 per month for ten months thereafter

A total of eight installments have been paid as of September 30, 2002.

We had previously accounted for this transaction as an arrangement between entities under common control, and as a result had not recorded any gain or loss on the extinguishment of the debt.

However, in consideration of further interpretive guidance, we have revised our treatment of this transaction to account for it using fair values. This change has resulted in our recognizing a loss on the transaction of $495,000. We have recorded this loss as of the date of the retirement of the debt and revised our financial results accordingly. This change in accounting treatment has been reflected in our financial statements as of June 30, 2002.

                             KEYNOMICS' ACQUISITION

On November 29, 2001, we entered into an agreement to acquire all issued and outstanding shares of the capital stock of Keynomics, Inc., a California corporation focused on productivity enhancement software. Keynomics was a wholly owned subsidiary of DCDC. We originally accounted for this acquisition as a transfer between entities under common control as at the time of the acquisition, the IMSI board of directors was identical to the DCDC board of directors, with the exception of Mr. Robert Mayer, who was a board member of IMSI only. Additionally, Mr. Martin Wade and Mr. Vincent DeLorenzo served as the Chief Executive Officer and Chief Financial Officer, respectively, of both companies. Using the guidance for accounting for entities under common control, we had restated the financial statements for all prior periods similar to a pooling of interests.

However, in consideration of further interpretive guidance, we have revised our treatment of this transaction to account for it using the purchase method of accounting. This change in accounting treatment has been reflected in our financial statements as of November 29, 2001.

The aggregate purchase price , using purchase accounting, was $300,000 and we assumed approximately $566,000 of liabilities from Keynomics . The consideration was comprised of three components; i) $50,000 in cash paid at closing, ii) $100,000 in management fees and iii) a $150,000 note payable. As of June 30, 2002, $300,000 had been paid to DCDC.

The agreement also called for contingent consideration depending on Keynomics' performance. These amounts, payable 60 days after the end of the next three fiscal years, consist of 50% of Keynomics' net operating income, if any, in excess of:

      -     $500,000 in the fiscal year ending June 30, 2003

      -     $1,000,000 in the fiscal year ending June 30, 2004

      -     $1,500,000 in the fiscal year ending June 30, 2005

As at June 30, 2002 no amounts were due, and no liability was recorded, as a result of this contingent consideration arrangement. We will continue to evaluate Keynomics financial performance and recognize any amounts as they become payable to DCDC.

As of the date of the transaction, Keynomics had $245,000 of promissory notes outstanding. Subsequent to the acquisition, holders of an aggregate $225,000 of the outstanding notes agreed to convert them into 661,765 shares of IMSI's capital stock at $0.34 per share. Mr. Gordon Landies, our president, and Mr. Paul Jakab, our Chief Operating Officer, received 192,079 and 10,232 shares of IMSI's capital stock, respectively, in exchange for their outstanding promissory notes. Mr. Joe Abrams, an IMSI related party, received 287,389 shares in exchange for his outstanding promissory note. Mr. Abrams holds IMSI stock options and warrants, which if exercised, would result in ownership exceeding 5% of the total shares outstanding. All shares exchanged in this transaction were recorded at fair value.

The allocation of the purchase price is as follows (in thousands):

CONSIDERATION PAID

Cash                                                     $       50
Note Payable                                                    150
Management Fees                                                 100
                                                         ----------
                 TOTAL CONSIDERATION                                  $      300
                                                                      ==========

ALLOCATION OF CONSIDERATION

Current Assets                                           $      379
Long Term Assets                                                 73
Liabilities Assumed                                            (566)
Identifiable Intangibles                                        235
Assumed Goodwill                                                179
                                                         -----------------------
                 ALLOCATED ASSETS                                     $      300
                                                                      ==========

The identifiable intangibles consist of software that will be amortized over 3 years. At June 30, 2002, we had amortized approximately $60,000, resulting in a remaining balance of approximately $175,000.

                         SILICON VALLEY NOTE RESTRUCTURE

In October 2001, we signed an agreement with Silicon Valley Bank for a settlement of its existing secured note, which had a balance (including penalties and interest) of approximately $3.2 million. The settlement provided for a new secured promissory note for $1.2 million with 12 monthly payments of $100,000 plus interest at 12% interest per annum beginning October 20, 2001. We recognized a gain from forgiveness of debt of approximately $2,000,000 arising from this transaction.

In April 2002, we amended this agreement whereby we offered and Silicon Valley Bank accepted an early payment of the $700,000 balance of the note (5 payments of $100,000 in principal in addition to interest had been made as of March 31,
2002) at a $100,000 discount. The payment of the $600,000 was made on April 5, 2002, on which date Silicon Valley Bank declared all our obligations to them under the revised promissory note, the related ArtToday Security Agreement and the related Pledge Agreement to have been satisfied and therefore released its interest in the collateral securing the note and the note itself. We recognized an additional gain from forgiveness of debt of $100,000 arising from this transaction.

                               DEBT RESTRUCTURING

      Along with the termination of the merger agreement with DCDC and the restructure of the Silicon Valley Bank note, we restructured our remaining outstanding debt as follows:

      - In July 2001, and as subsequently amended in September 2001 and October 2001, IMSI and Imageline, Inc agreed on the settlement of a) an arbitration award issued in January 2000 in favor of Imageline; and b) a variety of on going issues between the parties involving the intellectual property rights of Imageline. The agreement, effective September 30, 2001, calls for us to provide Imageline a variety of considerations including the following:

            - The dismissal of any further appeal of the award (which dismissal occurred on October 11, 2001).

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

            - Certain rights to royalties, licenses, and inventories pertaining to our MasterClips line of products.

            - A percentage of any net recovery we obtain from an indemnification claim we have against a third party associated with the original circumstances leading to the arbitration award. In April 2002 we received a payment in the amount of $300,000 as settlement of our indemnification claim. In April 2002 we made a payment to Imageline in the amount of $30,000 representing an advance on its share of the net recovery from the indemnification claims. The remaining balance of $25,000 was paid on August 2, 2002.

      - In July 2001, we entered into an agreement with Baystar Capital wherein Baystar agreed to accept $626,000 as settlement of all obligations due totaling $6,260,000. According to the agreement, payments are to be made in four quarterly payments beginning September 30, 2002. Interest is to accrue at 8% per annum from August 31, 2001 until the September 2002 payment and at 12% per annum thereafter until the claim is paid in full on or before June 30, 2003. On September 30, 2002, we amended the July 2001 agreement whereby Baystar accepted $600,000 payable over six months beginning October 1, 2002. The amendment also calls for us to issue 250,000, ten-year warrants to purchase IMSI common stock at $0.50 per share.

      - We negotiated an agreement with a majority of our remaining unsecured creditors, which provides for the discounting to 10% of all outstanding amounts owed to them (plus the payment of interest from February 1, 2000 at the rate of 8% per annum). These payments are to be made in quarterly installments beginning August 15, 2002. These unsecured creditors comprised approximately $3,800,000 of debt on our balance sheet. We offered to these unsecured creditors payment in full (not including interest) for their negotiated claims in lieu of the quarterly payments. The majority of these unsecured creditors accepted the offer and in June 2002, we made cash payments in the aggregate amount of $289,000 to these unsecured creditors and we recognized $2,569,000, in fiscal 2002, as gain from forgiveness of debt relative to these transactions.

RESULTS OF OPERATIONS

The following table sets forth our results of operations for the fiscal years ended June 30, 2002 and 2001 in absolute dollars and as a percentage of net revenues. It also details the changes from the prior fiscal year in absolute dollars and in percentages:

                                                                    FISCAL YEAR ENDED JUNE 30,
                                                          ---------------------------------------------   -----------------------
                                                                                                                $ CHANGE FROM
                                                                  2002                     2001                 PREVIOUS YEAR
                                                          ---------------------    --------------------
                                                              $         AS % OF        $        AS % OF   $ INCREASE/         %
                                                                         SALES                   SALES     (DECREASE)
                                                          ---------------------    --------------------   -----------------------
 Net Revenues                                             $ 12,636       100.0%    $ 12,245      100.0%     $    391         3.2%

 Product costs                                               3,062        24.2%       3,406       27.8%         (344)      -10.1%

      GROSS MARGIN                                           9,574        75.8%       8,839       72.2%          735         8.3%

 Operating Expenses

 Sales & Marketing                                           2,858        22.6%       2,732       22.3%          125         4.6%

 General & Administrative                                    4,938        39.1%       4,243       34.7%          696        16.4%

 Research & Development                                      2,250        17.8%       2,634       21.5%         (384)      -14.6%

      TOTAL OPERATING EXPENSES                              10,046        79.5%       9,609       78.5%          437         4.6%


      OPERATING INCOME (LOSS)                                 (472)       -3.7%        (770)      -6.3%          298        38.7%

 Other Income (Expenses)

 Interest and other expense, Net                              (897)       -7.1%      (2,164)     -17.7%        1,268       -58.6%

 Gain (loss) on disposal of fixed assets                        10         0.1%         (13)      -0.1%           23       179.6%

 Gain (loss) on sales of product line                           20         0.2%         285        2.3%         (265)      -93.0%

 Gain (loss) on liquidation of Foreign Subs                     55         0.4%          --                       55

 Gain from forgiveness of debt                              10,456        82.7%          --                   10,456

 Settlement of fee agreement                                    --                     (287)      -2.3%          287       100.0%

 Arbitration award                                              --                    2,041       16.7%       (2,041)     -100.0%

      TOTAL OTHER INCOME (EXPENSES)                          9,645        76.3%        (138)      -1.1%        9,783      7089.0%

      INCOME (LOSS) BEFORE INCOME TAX AND CUMULATIVE
EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                     9,172        72.6%        (908)      -7.4%       10,080      1110.1%

 Income tax expense (benefit)                                   55         0.4%         (19)      -0.2%           74      -388.1%

      INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING PRINCIPLE                                      9,117        72.1%        (889)      -7.3%       10,006      1125.5%

 Cumulative effect of change in accounting principle            --                     (285)      -2.3%          285       100.0%

      NET INCOME (LOSS)                                   $  9,117        72.1%    ($ 1,174)      -9.6%     $ 10,291       876.6%

NET REVENUES

Net revenues of each of IMSI's principal product categories in dollars and as a percentage of total net revenues for the two previous fiscal years are summarized in the following table (in thousands except for percentage amounts):

                                  ------------------------------------------------
                                              FISCAL YEAR ENDED JUNE 30,
                                  ------------------------------------------------
                                        2002             2001           CHANGES
                                        ----             ----           -------
                                      $      %         $      %         $      %
                                      -      -         -      -         -      -
VISUAL DESIGN                     $  4,474   35%   $  4,815   39%   $   (342)  -7%
GRAPHIC DESIGN                       5,069   40%      4,875   40%        194    4%
BUSINESS APPLICATION & OTHER         3,093   25%      2,555   21%        538   21%
----------------------------      ------------------------------------------------
NET REVENUES                      $ 12,636  100%   $ 12,245  100%   $    391    3%
============================      ================================================

Declines in sales of FloorPlan and our flagship product, TurboCAD, accounted for the decrease in the sales of visual design products. The delays in introducing new versions of these two product lines as well as the delays in localizing TurboCAD in different languages negatively impacted sales of both of these products.

Revenues from our wholly owned subsidiary, ArtToday.com were $4.2 million and represented approximately 83% of total sales in the graphic design category. Sales from ArtToday increased 33% from the $3.1 million recognized in fiscal 2001. This increase is attributable to a higher number of paid subscribers as a result of a wider range of subscription choices and our acquisition of new domain names and satellite web sites.

As ArtToday.com's revenues are based on subscriptions, these amounts are initially deferred and then recognized over the subscription periods, which extend up to twelve months. As of June 30, 2002, approximately $1,044,000 of subscription revenue related to ArtToday.com was deferred and will be recognized in fiscal 2003.

This substantial increase in ArtToday's sales more than offset the decline in sales of Hijaak and MasterClips, the other products composing the graphic design category, and contributed to the increase in revenues for this category as a whole.

During the fiscal year ended June 30, 2002 we acquired Keynomics, a company focused on productivity enhancement software. Sales of Keynomics' products contributed $477,000 to the business application and other category and accounted for 15% of total sales of this category during this fiscal year. During fiscal 2002, we also acquired a new line of productivity software, TurboTyping, which contributed approximately $115,000 in sales in the business application and other category.

Prior to fiscal year 2002, our focus had been primarily on our Internet business and our graphic and visual design products. As we did not spend as much on marketing non-core products as during previous fiscal years, sales of Flow!, FormTool, Maplinx, MasterPublisher, OrgPlus, People Scheduler, Web Business Builder and TurboProject all declined bringing revenues from the business application and other category to an all time low in fiscal 2001. During the fiscal year ended June 30, 2002, however, demand for some of our non-core products in this category such as Flow! and FormTool increased. This increased demand along with the increase in Keynomics' revenues and the added revenues from TurboTyping sales replaced lost revenues from the sale of Update Now, a Y2K related product that was popular during fiscal 2001, and even increased revenues from the business application and other category as compared to the previous fiscal year.

For the fiscal year ended June 30, 2002, net domestic revenues increased 3% to $11.4 million when compared to fiscal year 2001. This increase is mainly due to the added revenue generated from the acquisition of Keynomics.

During fiscal year 2002 net revenues from domestic sales accounted for 90% of total net revenues as compared to 91% for the previous fiscal year. Net revenues from international sales increased by 8% to $1.2 million in fiscal 2002 from $1.1 million in fiscal 2001 and represented 10% and 9% of total revenues in fiscal years 2002 and 2001 respectively.

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

Our revenues may be affected by the risks customarily associated with international operations, including a devaluation of the U.S. dollar, increases in duty rates, exchange or price controls, longer collection cycles, government regulations, political instability and changes in international tax laws.

RESERVE FOR RETURNS, PRICE DISCOUNTS AND REBATES

During fiscal year 2002 we provided $290,000 for returns and received actual returns for approximately $222,000. The return reserve balance as of June 30, 2002 of $83,000 is consistent with the reduced level of inventory in the channel and our increased reliance on republishing agreements.

PRODUCT COSTS

Our product costs include the costs of CD-ROM duplication, printing of manuals, packaging and fulfillment, freight-in, freight out, license fees, royalties that we pay to third parties based on sales of published software, and amortization of capitalized software acquisition and development costs. Costs associated with the return of products, such as refurbishment and the write down in value of returned goods are also included in product costs. The decrease in product costs in absolute dollars and as a percentage of net revenues in fiscal 2002 as compared to fiscal 2001 was primarily attributable to lower amortization costs.

We amortize capitalized software development costs and license fees on a product-by-product basis. The amortization for each product is the greater of the amount computed using (a) the ratio of current gross revenues to the total of current and anticipated future gross revenues for the product or (b) the economic life of the product.. During 2002, we capitalized new software development costs in the amount of $288,000 related to the purchase of Keynomics and purchases made by ArtToday. Amortization of such costs was $662,000, and $613,000 in the twelve-month periods ended June 30, 2002 and June 30, 2001, respectively.

SALES AND MARKETING EXPENSES

Our sales and marketing expenses consist primarily of sales and marketing personnel salaries and benefits, commissions, advertising, printing and direct mail expenses. Additional sales and marketing expenses related to Keynomics' operations, in part offset by decreases in advertising expenses was the primary reason for the overall increase in sales and marketing expenses in fiscal 2002. The ratio of sales and marketing expenses as a percentage of net revenues reflects our commitment to our core products and ArtToday's online products.

GENERAL AND ADMINISTRATIVE EXPENSES

Our general and administrative expenses consist primarily of salaries and benefits for employees in the legal, finance, accounting, human resources, information systems and operations departments and fees to our professional advisors. For fiscal 2002, a charge of $211,000 relating to the issuance of warrants to outside consultants, totaling 785,000 warrants with an average exercise price of $0.27 and exercise terms of three to ten years, combined with a charge of $172,000 relating to the issuance of warrants to one of our officers and the severance cost of $60,000 payable to one of our former executives as well as increased consulting and internet expenses (mainly ArtToday related) along with the general and administrative expenses related to Keynomics' business were the primary causes of the increase in general and administrative expenses. In Fiscal 2001 general and administrative expenses included a $160,000 charge relating to the cancellation of a note receivable from our former CEO and Chairman of the Board.

RESEARCH AND DEVELOPMENT EXPENSES

Our research and development expenses consist primarily of salaries and benefits for research and development employees and payments to independent contractors. Research and development costs decreased in the twelve-month period ended June 30, 2002 as compared to the previous fiscal year. This decrease is mainly due to lower payroll charges and outside consulting fees relating to the Design.Net division, which was spun off in the beginning of fiscal 2002 and to the decrease in the number of products under development. Despite this decrease in research and development expenses, we are still committed to sustaining our investment in developing our core products by maintaining strong relationships with our development team in Russia.

INTEREST AND OTHER EXPENSE, NET

Interest and other expenses, net, include interest expense and penalties on debt instruments, interest income, foreign currency transaction gains and losses, and other non-recurring items. The following table summarizes the components of interest and other, net for fiscal 2002 and 2001;

                                                      FISCAL YEAR ENDED JUNE 30,
                                                      --------------------------
                                                        2002              2001
                                                      --------          --------
                                                          $                 $
                                                      --------          --------
INTEREST AND OTHER, NET
    Interest (expense)                                $   (502)         $ (1,582)
    Interest income                                         16                 6
    Foreign exchange gain (loss)                            34               (48)
    Penalties                                              (90)             (540)
    Other (expense) income                                (355)               --
----------------------------------------              --------          --------
  TOTAL                                               $   (897)         $ (2,164)
========================================              ========          ========

The decrease in interest and other expense during fiscal 2002 is mainly the result of our debt restructuring and the assumption of the Union Bank of California note by DCDC related to the plan of merger from August 2001. The original merger agreement provided that the note not bear interest except in the event of the termination of the plan of merger. The plan of merger was terminated, pursuant to which DCDC converted the entire outstanding principal amount of $3,580,000 and all interest due under the promissory note it had acquired into 9,000,000 shares of common stock of IMSI and cash in the amount of $250,000 to be paid in monthly installments over 15 months.

Additionally, interest expense decreased due to the renegotiation of the Silicon Valley Bank note as we entered into an agreement with the bank in October 2001 for a settlement of the then secured note, which had a balance (including penalties and interest) of approximately $3.3 million. The settlement provided for a new secured promissory note for $1.2 million with 12 monthly payments of $100,000 plus interest at 12% interest per annum beginning October 20, 2001. In April 2002, we paid the remaining balance of the new $1.2 million promissory note at a $100,000 discount.

As a result of the settlement agreement with Baystar related to our indebtedness, we did not accrue penalties after August 2001. Additionally, as a result of that settlement, the renegotiated note balance generated significantly less interest expense as compared to the same period from the previous year.

We had a foreign currency transaction gain of $34,000 and a loss of $48,000 in fiscal years 2002 and 2001 respectively. In view of the very substantial reduction in international business and denominating foreign contracts in U.S. dollars, foreign currency translation losses have been minimized.

We incurred $355,000 of other expense relating to non-recurring items during fiscal 2002. This expense is mainly the result of two separate transactions:

      - $495,000 of other expenses relating to the loss on the conversion of the DCDC note into IMSI stock.

      - $164,000 of other income representing the net recovery amount we obtained from indemnification claims we had against third parties associated with the original circumstances leading to the adverse Imageline arbitration award.

GAIN ON PRODUCT LINE SALE

During fiscal 2002 we sold the rights to the VisualCADD software product to TriTools Partners, a California company, for $20,000. The entire amount of the sale was recorded as a gain since the product had a zero book value at the time of the transaction.

During fiscal 2001, ArtToday sold the domain name "Caboodles" for $85,000 and recorded a gain for the same amount. Also during fiscal 2001, we collected the remaining $200,000 pertaining to the sale of the Easy Language product line and recognized that amount as a gain on product line sale. The original transaction occurred during fiscal 2000, where we sold the rights to the Easy Language product line to Lernout & Hauspie for $1.7 million, of which $1.5 million was recognized as a gain during the same fiscal year.

PROVISION (BENEFIT) FOR INCOME TAX

Our effective tax rate was 0.60% and (2.1%) in fiscal 2002 and fiscal 2001, respectively. We had a valuation allowance of $13,414,000 as of June 30, 2002 due to the uncertainty of realizing deferred tax assets, consisting primarily of loss carry forwards. The income tax expense recognized in fiscal year 2002 is due to the alternative minimum taxes generated from our current year debt settlements payable to the state of California.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

During fiscal 2001, the Company adopted the provisions of Emerging Issues Task Force Issue 00-27 ("EITF 00-27") "Application of EITF Issue 98-5, `Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,' to Certain Convertible Instruments." EITF 00-27 is effective for transactions with a commitment date after November 16, 2000, except for the provisions relative to embedded conversion features that are effective for instruments issued since May 20, 1999. EITF 00-27 requires companies to measure a convertible instrument's beneficial conversion feature using an effective conversion price. Consequently, the conversion option embedded in a convertible instrument issued with a detachable instrument, such as a warrant, may have intrinsic value even if the conversion option is at-the-money or out-of-money at the commitment date. In May 1999, we issued a convertible debt instrument to Baystar Capital that included an embedded beneficial conversion feature as calculated under EITF 00-27. The result in applying EITF 00-27 to this instrument resulted in the reporting of a cumulative effect of change in accounting principle in the amount of $285,000, which caused an increase in the loss per share of $0.03 during fiscal 2001.

GAIN FROM FORGIVENESS OF DEBT

During fiscal 2002, we recognized a $10.5 million gain on forgiveness of debt as a result of the following items:

      - $2.2 million was related to the forgiveness of a portion of the principal and accrued interest on the Silicon Valley Bank note.

      -     $5.7 million related to the forgiveness of debt to BayStar Capital

      - $2.6 million related to other unsecured creditors who accepted our offer to settle all their claims at a 90% discount on average.

The reduction in liabilities of $2 million arising from the adverse arbitration award settlement with Imageline was recognized as a gain in fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents increased by $1,825,000 to $3,055,000 (including $600,000 of restricted cash) at June 30, 2002 from $1,230,000 at June 30, 2001.
Working capital improved to a negative $1,759,000 at June 30, 2002 from a negative $17,480,000 at June 30, 2001. Total shareholder's equity improved from a negative $15,247,000 in fiscal 2001 to a positive $243,000 in fiscal 2002. This improvement to shareholder's equity was the result of the issuance of stock combined with our substantial net income resulting from the forgiveness of debt.

Our operating activities provided net cash of $1,847,000 and $696,000 in fiscal 2002 and 2001 respectively. The increase in cash provided by operating activities is mainly the result of our improved net income. Non-cash depreciation and amortization expenses of $1,443,000 represented a significant element in reconciling the net income as adjusted for the forgiveness of debt to the cash provided by operating activities. Also, during fiscal 2002, our net accounts receivable decreased by $369,000 as we improved our collections.

Our investing activities used net cash of $486,000 and $93,000 in fiscal 2002 and 2001 respectively. This increase reflects the increase in cash used to acquire Keynomics and new computer equipment and new domain names by ArtToday. These investments are consistent with our strategy to grow ArtToday and position it among the leading content providers over the Internet.

Our financing activities used $104,000 in cash during fiscal 2002 as we were successful in raising funds both through equity and debt financing offset by payments made on loans and capital lease obligations. Net cash consumed by financing activities was $860,000 in fiscal 2001. The decrease in net cash used from our financing activities during fiscal 2002 was mainly attributable to:

      -     The two private placements concluded with qualified investors

      - The exercise of warrants by certain officers of the company and related parties

In June 2002, we entered into two loan agreements with Bank of Marin for $500,000 and $100,000 both of which matured on July 10, 2002. The notes carry a 3% interest rate and are 100% secured by deposits held at the bank. These deposits are classified as restricted cash. Each note was repaid in full on the maturity date and the deposit accounts, which were assigned to the bank as collateral for the loans, were released.

Historically, we have financed our working capital and capital expenditure requirements primarily from retained earnings, short-term and long-term bank borrowings, capitalized leases and sales of common stock. During fiscal year 2002, we relied primarily on our operating and financing activities for our cash needs.

To support future growth, we may seek additional equity and/or debt financing. However, we believe that we have sufficient funds to support our operations at least until the end of next fiscal year, based on our current cash position, available credit and equity sources and cash flow from operations. If we continue to improve our financial performance, we believe that we will be able to obtain any additional financing required. In addition, we will continue to engage in discussions with third parties concerning the sale or license of our remaining non-core product lines and/or the sale or license of part of our assets.

The forecast period of time through which our financial resources will be adequate to support working capital and capital expenditure requirements is a forward-looking statement that involves risks and uncertainties, and actual results could vary. Furthermore, any additional equity financing, may be dilutive to shareholders, and debt financing may involve restrictive covenants. If we fail to raise capital when needed, then lack of capital will have a material adverse effect on our business, operating results and financial condition.

We have no material commitments for capital expenditures except for those required to support the normal operating activities. As of June 30, 2002, we have no material long-term debt except for $463,000 payable to Imageline over the next ten years and commitments related to domain name purchases of $353,000 payable over the next six years. Over the next five years, we have capital lease obligations totaling $278,000, and $282,000 of obligations related to operating leases.

      ITEM 7. FINANCIAL STATEMENTS

Documents filed as part of this annual report on Form 10-KSB:

Financial Statements

      Independent Auditors' Report for the years ended June 30, 2002, and 2001 Consolidated Balance at June 30, 2002
      Consolidated Statements of Operations for the years ended June 30, 2002 and 2001
      Consolidated Statements of Shareholders' Equity for the years ended June 30, 2002 and 2001
      Consolidated Statements of Cash Flows for the years ended June 30, 2002 and 2001
      Notes to Consolidated Financial Statements

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
International Microcomputer Software, Inc.

We have audited the accompanying consolidated balance sheet of International Microcomputer Software, Inc. and subsidiaries as of June 30, 2002, and the related consolidated statements of operations and comprehensive income, shareholders' equity, and cash flows for each of the two years in the period ended June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Microcomputer Software, Inc. and subsidiaries as of June 30, 2002, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

/S/ GRANT THORNTON LLP

San Francisco, California
October 9, 2002

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      (In thousands, except share amounts)

                                                                                         JUNE 30, 2002
                                                                                         -------------
ASSETS
Current assets:

 Cash and cash equivalents                                                                  $  2,455
 Restricted cash                                                                                 600
 Receivables, less allowances for doubtful accounts, discounts and returns of $217               798
 Inventories                                                                                     387
 Other current assets                                                                            324
                                                                                            --------
Total current assets                                                                           4,564

Fixed assets, net                                                                                390

Other assets:
 Software development costs and license fees, net                                                931
 Domain names, net                                                                               756
 Distribution rights, net                                                                        491
 Goodwill                                                                                        271
                                                                                            --------
TOTAL ASSETS                                                                                $  7,403
                                                                                            ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Short term debt and current portion of long-term debt                                      $  1,930
 Trade accounts payable                                                                        1,425
 Accrued and other liabilities                                                                 1,329
 Accrued arbitration award                                                                       330
 Deferred revenue                                                                              1,309
                                                                                            --------
Total current liabilities                                                                      6,323

Accrued arbitration award                                                                        463
Long-term debt and other obligations                                                             374
                                                                                            --------
TOTAL LIABILITIES                                                                           $  7,160

Shareholders' Equity

Common stock, no par value; 300,000,000 authorized; 22,778,899 issued and outstanding         35,159
Accumulated deficit                                                                          (34,891)
Accumulated other comprehensive loss                                                             (25)
                                                                                            --------
TOTAL SHAREHOLDERS' EQUITY                                                                  $    243
                                                                                            --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                  $  7,403
                                                                                            ========

                 See Notes to Consolidated Financial Statements

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                    (In thousands, except per share amounts)

                                                                                                12 MONTHS ENDED
                                                                                           JUNE 30, 2002  JUNE 30, 2001
Net revenues                                                                                 $ 12,636       $ 12,245
Product costs                                                                                   3,062          3,406
                                                                                             -----------------------
GROSS MARGIN                                                                                    9,574          8,839
Costs and expenses:
  Sales and marketing                                                                           2,858          2,732
  General and administrative                                                                    4,938          4,243
  Research and development                                                                      2,250          2,634
                                                                                             -----------------------
Total operating expenses                                                                       10,046          9,609
                                                                                             -----------------------
OPERATING LOSS                                                                                   (472)          (770)

Other income and expense:
  Gain on sale of assets                                                                           30            272
  Interest and other, net                                                                        (347)        (2,164)
  Early extinguishment of debt                                                                   (495)            --
  Settlement of fee agreement                                                                      --           (287)
  Gain on forgiveness of debt                                                                  10,456          2,041
                                                                                             -----------------------
INCOME (LOSS) BEFORE INCOME TAX AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE         9,172           (908)

Income tax provision (benefit)                                                                     55            (19)
                                                                                             -----------------------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                        9,117           (889)

Cumulative effect of change in accounting principle                                                --           (285)
                                                                                             -----------------------
NET INCOME (LOSS)                                                                               9,117         (1,174)

Other comprehensive income, net of tax:
 Foreign currency translation adjustments                                                         (32)            10
                                                                                             -----------------------
OTHER COMPREHENSIVE INCOME, NET OF TAX                                                       $  9,085       ($ 1,164)
                                                                                             =======================

BASIC EARNINGS (LOSS) PER SHARE
 Earnings (loss) per share before cumulative effect of change in accounting principle        $   0.65       ($  0.09)
 Cumulative effect of change in accounting principle per share                                     --          (0.03)
 Net income (loss) per share                                                                     0.65          (0.12)

DILUTED EARNINGS (LOSS) PER SHARE
 Earnings (loss) per share before cumulative effect of change in accounting principle            0.55          (0.09)
 Cumulative effect of change in accounting principle per share                                     --          (0.03)
 Net income (loss) per share                                                                     0.55          (0.12)

Shares used in computing basic earnings (loss) per share                                       13,966          9,687

Shares used in computing diluted earnings (loss) per share                                     16,432          9,687

                 See Notes to Consolidated Financial Statements

          INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       Years ended June 30, 2002 and 2001
                      (In thousands, except share amounts)

                                                 Common Stock                    Accumulated      Notes
                                                                                    Other       Receivable
                                                                   Accumulated  Comprehensive     from         Deferred
                                               Shares    Amount      Deficit    Income (Loss)  Shareholders  Compensation    Total
                                             ---------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2000                      9,469,366  $28,271    ($42,834)        ($3)        ($250)          ($37)     ($14,853)
                                             =======================================================================================
  Issuance of common stock under stock           41,369       11                                                                 11
  bonus and option plans
  Deferred compensation                                                                                            37            37
  Forgiveness of shareholder                                                                       250                          250
  receivable
  Issuance of common stock related to           185,005      187                                                                187
  settlement
  Net loss before cumulative effect of                                  (889)                                                  (889)
  change in accounting principle
  Cumulative effect of change in                             285        (285)                                                    --
  accounting principle
  Foreign currency translation adjustment                                             10                                         10
                                             ---------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2001                      9,695,740   28,754    ($44,008)         $7           $--            $--      ($15,247)
                                             =======================================================================================
  Issuance of common stock related to:
   Settlement of liabilities                     45,822       11                                                                 11
   Conversion of debt to equity               9,661,765    4,050                                                              4,050
   Warrants exercised                         1,282,500      318                                                                318
   Stock options exercised                      109,500       22                                                                 22
   Private placement net of fees of $67,000   2,433,572    1,436                                                              1,436
  Settlement of liabilities for warrants                      77                                                                 77
  Stock based compensation charges                           800                                                                800
  Stock received in Broderbund settlement      (200,000)     (52)                                                               (52)
  Stock repurchase for cash and warrants       (250,000)    (257)                                                              (257)
  Net income                                                           9,117                                                  9,117
  Foreign currency translation adjustment                                            (32)                                       (32)
                                             ---------------------------------------------------------------------------------------
  BALANCE AT JUNE 30, 2002                   22,778,899  $35,159    ($34,891)       ($25)          $--            $--          $243
                                             =======================================================================================

                 See Notes to Consolidated Financial Statements

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                              Years ended June 30
                                 (In thousands)

                                                                                           FISCAL YEAR    FISCAL YEAR
                                                                                               2002           2001
                                                                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)                                                                            $  9,117      ($  1,174)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH PROVIDED  (USED) BY OPERATING ACTIVITIES:
   Depreciation and amortization                                                                1,443          2,561
   Net provision for bad debt                                                                     (34)          (139)
   Net provision for returns and price discounts                                                   68           (674)
   Net provision for inventory obsolescence                                                       (82)          (151)
   Forgiveness of debt                                                                        (10,456)            --
   Forgiveness of notes receivable from shareholders                                               --            250
   Gain on disposal of assets                                                                     (25)          (276)
   Cumulative effect of change in accounting principle                                             --            285
   Stock based compensation charges                                                               600             37
   Settlement of liabilities with stock                                                            11            187
   Settlement of liabilities with warrants                                                         77             --
   Early extinguishment of debt                                                                   495             --
CHANGES IN ASSETS AND LIABILITIES:
   Receivables                                                                                    369            916
   Inventories                                                                                   (114)           227
   Other current assets                                                                           280             28
   Trade accounts payable                                                                         277            194
   Accrued and other liabilities                                                                 (342)           216
   Accrued interest and penalties                                                                 270          1,434
   Accrued arbitration award                                                                      (40)        (1,884)
   Accrued restructuring charges                                                                   --           (129)
   Deferred revenue                                                                               (67)        (1,212)
                                                                                             --------      ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                       1,847            696

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of assets                                                                    25            285
   Purchases of equipment                                                                        (102)          (378)
   Acquisition of software                                                                        (22)            --
   Purchase of domain names                                                                      (121)            --
   Acquisition of Keynomics, net of $34 of cash acquired                                         (266)            --
                                                                                             --------      ---------
NET CASH (USED) BY INVESTING ACTIVITIES                                                          (486)           (93)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from loans                                                                            683             --
   Repayments of loans                                                                         (2,227)          (670)
   Repayments of capital lease obligations                                                       (280)          (201)
   Proceeds from warrants and options exercised                                                   340             --
   Purchase of common stock                                                                       (56)            --
   Proceeds from issuance of common stock                                                       1,436             11
                                                                                             --------      ---------
NET CASH (USED) BY FINANCING ACTIVITIES                                                          (104)          (860)
                                                                                             --------      ---------
EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS                                       (32)            10
                                                                                             --------      ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                            1,225           (247)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                  1,230          1,477
                                                                                             --------      ---------
CASH AND CASH EQUIVALENTS AT END OF THE YEAR                                                 $  2,455       $  1,230
                                                                                             ========       ========

                 See Notes to Consolidated Financial Statements

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Interest paid                                                     $129    $562

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES

  Equipment acquired through capital lease obligations              $ 24    $ 25
  Intangible assets acquired through notes payable                  $612    $ --

                 See Notes to Consolidated Financial Statements

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                                  ORGANIZATION

International Microcomputer Software, Inc. ("IMSI") was incorporated in California in November 1982. IMSI develops and publishes software in the visual design (computer assisted drawing), graphic design (visual content), and business applications categories targeted to small to medium-size businesses, professionals, and consumers.

                           PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of IMSI and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation

                                USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. The amounts IMSI will ultimately incur or recover could differ materially from IMSI's current estimates.

                               REVENUE RECOGNITION

Revenue is recognized in accordance with American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, With Respect to Certain Transactions. Revenue is recognized when persuasive evidence of an arrangement exists (generally a purchase order), product has been delivered, the fee is fixed and determinable, and a collection of the resulting account is probable.

- Revenue from packaged product sales to resellers and end users is recorded at the time of the sale net of estimated returns.

- Revenue from sales to distributors is recognized when the product sells through to retailers and end users. Sales to distributors permit limited rights of return according to the terms of the contract.

- For software delivered via the Internet, revenue is recorded when the customer downloads the software.

-     Subscription revenue is recognized ratably over the contract period.

- Revenue from hybrid products is allocated to the underlying components based on the ratio of the value of each component to the total price and each portion is recognized accordingly.

- Non-refundable advanced payments received under license agreements with no defined terms are recognized as revenue when the customer accepts the delivered software.

- Revenue from software licensed to developers, including amounts in excess of non-refundable advanced payments, is recorded as the developers ship products containing the licensed software.

- Revenue from minimum guaranteed royalties in republishing agreements is recognized ratably over the term of the agreement. Royalties in excess of the guaranteed minimums are recognized when collected.

- Revenue from Original Equipment Manufacturer (OEM) contracts is recognized upon completion of our contractual obligations. The purpose of OEM contracts is to increase our customer base by seeding the marketplace with older versions of our software, bundled with other manufacturers' products.

                                 CONCENTRATIONS

Financial instruments that potentially subject IMSI to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. At times, cash balances held at financial institutions are in excess of federally insured limits.

IMSI sells its products to end-users through three main sales channels: republishers, distributors and resellers, and direct to end-users. Republishers pay based on the greater of minimum guaranteed royalties or actual royalties, according to the terms of the contract. IMSI does not generally carry more than one month of receivables for republishers. Distributors and resellers are extended credit terms after establishing a positive history with us. Terms of 30 to 60 days are extended to distributors according to contract, and terms of 30 days are extended to resellers. Sales to direct and end users occur on cash or credit card terms.

Credit terms, when extended, are based on evaluation of the customers' financial condition and, generally, collateral is not required. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. Management regularly evaluates the allowance for doubtful accounts. Estimated losses are based on the aging of accounts receivable balances, a review of significant past due accounts, and our historical write-off experience, net of recoveries. If the financial condition of our customers were to deteriorate, whether due to deteriorating economic conditions generally or otherwise, resulting in an impairment of their ability to make payments, additional allowances would be required.

No single customer accounted for greater than 10% of IMSI's gross revenues in any period.

                               ROYALTY AGREEMENTS

IMSI has entered into agreements whereby it is obligated to pay royalties on software published. IMSI generally pays royalties based on a percentage of sales on respective products or on a fee per unit sold basis. We expense software royalties as product costs during the period in which the related revenues are recorded.

                   CASH, RESTRICTED CASH, AND CASH EQUIVALENTS

IMSI considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At June 30, 2002, $600,000 of restricted cash was held in a Certificate of Deposit with a maturity on July 10, 2002.

                   SOFTWARE DEVELOPMENT COSTS AND LICENSE FEES

Costs incurred in the initial design phase of software development are expensed as incurred in research and development. Once the point of technological feasibility is reached, direct production costs are capitalized in compliance with Statement of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. IMSI ceases capitalizing computer software costs when the product is available for general release to customers. Costs associated with acquired completed software are capitalized. Total capitalized software development costs at June 30, 2002 and June 30, 2001 were $4,129,000 and $3,841,000, less accumulated amortization of $3,198,000 and $2,536,000 respectively.

We amortize capitalized software development costs and visual content license fees on a product-by-product basis. The amortization for each product is the greater of the amount computed using (a) the ratio of current gross revenues to the total of current and anticipated future gross revenues for the product or
(b) 18, 36, or 60 months, depending on the product. IMSI evaluates the net realizable value of each software product at each balance sheet date and records write-downs to net realizable value for any products for which the carrying value is in excess of the estimated net realizable value. Total amortization expense of capitalized software and license fees, all of which was charged to product costs, was $662,000 and $613,000, for the fiscal year ended June 30, 2002 and 2001, respectively.

                                  DOMAIN NAMES

Domain names represent internet addresses, which are registered by us for our exclusive use. These domain names are used in Uniform Resource Locators (URLs), which users type into their Internet browsers to view our proprietary web sites. Domain names are amortized over a period of 36 to 60 months.

                                    GOODWILL

We have recorded goodwill relating to the acquisitions of ArtToday in fiscal year 1998, and Keynomics, Inc. in fiscal year 2002. Total goodwill at June 30, 2002 related to the acquisition of ArtToday and Keynomics, Inc. was $407,000 and $179,000 respectively, less accumulated amortization of $315,000 for ArtToday. In accordance with SFAS No. 141, Business Combinations,, we will not record any amortization of goodwill related to the Keynomics acquisition. Instead, in accordance with SFAS No. 142, Goodwill and Intangible Assets, we test the goodwill for impairment annually or more frequently if circumstances indicate impairment.

                               DISTRIBUTION RIGHTS

We reached a settlement with Broderbund during the quarter ended December 31, 2001 for the outstanding issues related to our acquisition of OrgPlus in 1998 from The Learning Company (predecessor of Broderbund). Simultaneously, we entered into an agreement with Human Concepts; a company controlled by Mr. Martin Sacks, the former President and CEO of IMSI, in which we transferred ownership of OrgPlus to Human Concepts in exchange for royalties based on a percentage of their revenues and distribution rights. As a consequence of these agreements, we recorded a new intangible asset, Capitalized Distribution Rights, in the amount of $573,000. This asset is being amortized over a period of 48 months and as of June 30, 2002, $82,000 had been amortized.

                                   INVENTORIES

Inventories, consisting primarily of CD-ROMs, manuals, packaging, freight in, production costs and packing supplies, are valued at the lower of cost or market and are accounted for on the first-in, first-out basis. Management performs periodic assessments to determine the existence of obsolete, slow moving and non-salable inventories, and records necessary provisions to reduce such inventories to net realizable value. IMSI recognizes all inventory reserves as a component of product costs

                                  FIXED ASSETS

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

                                LONG LIVED ASSETS

SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of requires that long-lived assets be written down to fair value whenever events or changes indicate that the carrying amount of an asset may not be recoverable. IMSI's policy is to review the recoverability of all long-lived assets at a minimum of once per year and record an impairment loss when the fair value of the assets do not exceed the carrying amount of the asset.

                       FAIR VALUE OF FINANCIAL INSTRUMENTS

As of June 30, 2002, the carrying value of the Company's financial instruments (cash and cash equivalents, restricted cash, receivables, payables and debt) approximated their fair values due to the relatively short maturity of the instruments or because the interest rates on the instruments are comparable to market rates, with the exception of the fair value of the note payable to DCDC, the terms of which are disclosed in note 7, which is not estimable due to the related party nature of the note payable.

                            NEW ACCOUNTING STANDARDS

SFAS NO. 142 GOODWILL AND INTANGIBLE ASSETS. SFAS No. 142 addresses the methods used to amortize intangible assets and to assess impairment of those assets, including goodwill resulting from business combinations accounted for under the purchase method. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, except for the non-amortization provisions of the statement, which are effective for business combinations completed after June 30, 2001. Included in our assets at June 30, 2002, is goodwill with a net carrying value of $92,000 and $179,000 related to the acquisition of ArtToday.com and Keynomics, respectively.

Upon adoption of SFAS No. 142 on July 1, 2002, we will no longer amortize goodwill related to ArtToday.com, decreasing amortization expense by approximately $81,000 in fiscal 2003 and $11,000 in fiscal 2004. We are required to assess this goodwill for impairment in the year of adoption. We do not expect the adoption of SFAS No. 142 to have a material effect on our financial condition or results of operation.

SFAS NO. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of," and develops a single accounting model, based on the framework established in SFAS No. 121 for long-lived assets held or to be disposed of by sale, whether such assets are or are not deemed to be a business. SFAS No. 144 also modifies the accounting and disclosure rules for discontinued operations. The standard is effective for years beginning after December 15, 2001. We have determined that adoption of this standard will not have a material effect on our financial statements.

SFAS NO. 145, RESCISSION OF FASB STATEMENTS NO. 4, NO.44, AND NO. 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS. SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" and SFAS No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements", therefore, a gain or loss from a debt extinguishment should no longer be classified as an extraordinary item unless it meets the criteria for extraordinary item classification in APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions". SFAS No. 145 also amends paragraph 14(a) of SFAS No. 13, "Accounting for Leases", to require a capital lease that is modified so that the new agreement is classified as operating lease be accounted for under the sale-leaseback provisions of SFAS No. 98, "Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate; Sales-Type Leases of Real Estate; Definition of the Lease Term; Initial Direct Costs of Direct Financing Leases", or paragraphs 2 and 3 of SFAS No. 28, "Accounting for Sales with Leasebacks, as applicable".

IMSI chose to early-adopt the requirements set forth in SFAS No. 145 effective March 31, 2002. Under the guidelines of this statement, IMSI includes the extinguishment of its long-term debt in "Income (loss) before income tax and cumulative effect of change in accounting principle" on the consolidated statements of operations. Prior to SFAS No. 145 these amounts were presented as extraordinary items.

                                RECLASSIFICATIONS

Reclassifications have been made to the amounts reported in 2001 to conform to the current year presentation.

      2)    ACQUISITIONS

On November 29, 2001, we entered into an agreement to acquire all issued and outstanding shares of the capital stock of Keynomics, Inc., a California corporation focused on productivity enhancement software. Keynomics was a wholly owned subsidiary of DCDC. We originally accounted for this acquisition as a transfer between entities under common control as at the time of the acquisition, the IMSI board of directors was identical to the DCDC board of directors, with the exception of Mr. Robert Mayer, who was a board member of IMSI only. Additionally, Mr. Martin Wade and Mr. Vincent DeLorenzo served as the Chief Executive Officer and Chief Financial Officer, respectively, of both companies. Using the guidance for accounting for entities under common control, we had restated the financial statements for all prior periods similar to a pooling of interests.

However, in consideration of further interpretive guidance, we have revised our treatment of this transaction to account for it using the purchase method of accounting. This change in accounting treatment has been reflected in our financial statements as of November 29, 2001.

The aggregate purchase price, using purchase accounting, was $300,000 and we assumed approximately $566,000 of liabilities from Keynomics. The consideration was comprised of three components; i) $50,000 in cash paid at closing, ii) $100,000 in management fees and iii) a $150,000 note payable. As of June 30, 2002, $300,000 had been paid to DCDC.

The agreement also called for contingent consideration depending on Keynomics' performance. These amounts, payable 60 days after the end of the next three fiscal years, consist of 50% of Keynomics' net operating income, if any, in excess of:

      $500,000 in the fiscal year ending June 30, 2003
      $1,000,000 in the fiscal year ending June 30, 2004
      $1,500,000 in the fiscal year ending June 30, 2005

As at June 30, 2002 no amounts were due, and no liability was recorded, as a result of this contingent consideration arrangement. We will continue to evaluate Keynomics financial performance and recognize any amounts as they become payable to DCDC.

As of the date of the transaction, Keynomics had $245,000 of promissory notes outstanding. Subsequent to the acquisition, holders of an aggregate $225,000 of the outstanding notes agreed to convert them into 661,765 shares of IMSI's capital stock at $0.34 per share. Mr. Gordon Landies, our president, and Mr. Paul Jakab, our Chief Operating Officer, received 192,079 and 10,232 shares of IMSI's capital stock, respectively, in exchange for their outstanding promissory notes. Mr. Joe Abrams, an IMSI related party, received 287,389 shares in exchange for his outstanding promissory note. Mr. Abrams holds IMSI stock options and warrants, which if exercised, would result in ownership exceeding 5% of the total shares outstanding. All shares exchanged in this transaction were recorded at fair value.

The allocation of the purchase price is as follows (in thousands):

CONSIDERATION PAID

Cash                                                       $    50
Note Payable                                                   150
Management Fees                                                100
                                                           -------
            Total Consideration                            $   300
                                                           =======

ALLOCATION OF CONSIDERATION TO ASSETS

Current Assets                                                 379
Long Term Assets                                                73
Liabilities Assumed                                           (566)
Identifiable Intangibles                                       235
Assumed Goodwill                                               179
                                                           -------
            Allocated Assets                               $   300
                                                           =======

The identifiable intangibles consist of software that will be amortized over 3 years. At June 30, 2002, we had amortized approximately $60,000 with a remaining balance of approximately $175,000.

We began to consolidate Keynomics on December 1, 2001. The following unaudited condensed balance sheet as of June 30, 2001 and unaudited condensed income statements for the years ended June 30, 2002 and 2001 reflect our pro forma financial results as if we had completed the acquisition of Keynomics effective July 1, 2001.

CONDENSED PRO FORMA BALANCE SHEET & INCOME STATEMENT (UNAUDITED)

                                                                   JUNE 30, 2001
                                                                   -------------
Current Assets                                                       $  3,311
Total Assets                                                            6,491

Current Liabilities                                                    21,128
Total Liabilities                                                      22,061
Shareholder's Equity/(Deficit)                                        (15,570)

                                                                            FOR THE YEAR ENDED JUNE 30,
                                                                            ---------------------------
                                                                                2002           2001
                                                                                ----           ----
Revenue                                                                       $ 13,231       $ 13,169
Income (loss) before cumulative effect of change in accounting principle         9,462         (1,449)
Cumulative effect of accounting change                                               0           (285)
Net Income/(Loss)                                                                9,462         (1,734)

Diluted Earnings/(Loss) per Share (EPS)                                       $   0.57       $  (0.18)

      3)    INVENTORIES

Inventories consist of (in thousands):

  Raw materials                                                             $ 68
  Finished goods                                                             397
  Subtotal                                                                   465
  Reserves for obsolescence                                                  (78)
--------------------------------------------------------------------------------
  Net Inventory                                                             $387

      4)    FIXED ASSETS

Fixed assets consist of (in thousands):

  Computer and office equipment                                          $ 1,529
  Software                                                                   383

  Building Improvements                                                       78
  Subtotal                                                                 1,990
  Accumulated depreciation                                                (1,600)
--------------------------------------------------------------------------------
  Fixed assets, net                                                      $   390

At June 30, 2002 the following portion of fixed assets were held under capital leases (in thousands):

  Computer and office equipment                                            $ 641
  Software                                                                   278
  Subtotal                                                                   919
  Accumulated depreciation                                                  (919)
--------------------------------------------------------------------------------
  Net                                                                      $  --

      5)    SOFTWARE DEVELOPMENT COSTS AND LICENSE FEES

Capitalized software development costs and license fees consists of the following (in thousands):

Acquired cost                                                            $ 4,129
Accumulated amortization                                                  (3,198)
                                                                         -------
Capitalized software, net                                                $   931
                                                                         =======

      6)    DOMAIN NAMES

During fiscal year 2002, ArtToday acquired from third parties certain domain names including ClipArt.com, Photos.com, GraphicNews.com, and Graphic.com. These amounts are being amortized over a period of 36 months. Also during fiscal year 2002, we acquired the domain name Homeplan.com, which we are amortizing over a period of 60 months.

Capitalized domain names consist of the following (in thousands):

  Acquired cost                                                          $ 1,063
  Accumulated amortization                                                  (307)
                                                                         -------
  Capitalized domain names, net                                          $   756
                                                                         =======

      7)    DEBT

SHORT-TERM BORROWINGS (IN THOUSANDS)                               JUNE 30, 2002
                                                                   -------------
Note payable to Baystar                                               $   625
Capital lease obligations                                                 242
Promissory note payable to Bank of Marin                                  600
Note payable - DCDC                                                       200
Notes payable - domain name acquisitions                                  152
Other                                                                      20
                                                                      -------
TOTAL SHORT-TERM BORROWINGS                                           $ 1,930

LONG-TERM DEBT AND OTHER OBLIGATIONS (IN THOUSANDS)

Capital lease obligations                                                  $  21
Notes payable - domain name acquisitions                                     353
                                                                           -----
TOTAL LONG-TERM DEBT AND OTHER OBLIGATIONS                                 $ 374
                                                                           =====

                      NOTE PAYABLE TO DCDC (RELATED PARTY)

On August 31, 2001, IMSI and DCDC entered into an Agreement and Plan of Merger and Reorganization ("merger agreement") pursuant to which DCDC was to acquire 51% of IMSI. Simultaneously and pursuant to the merger agreement, DCDC purchased for $2,500,000 all rights as lender and holder under the promissory note between Union Bank of California and IMSI with a remaining principal amount of $3,580,000.

As of March 1, 2002, the merger agreement with DCDC was terminated. In connection with the termination, DCDC agreed to cancel the entire outstanding principal amount of $3,580,000 and all interest due under the Union promissory note in return for 9,000,000 shares of common stock of IMSI and cash in the amount of $250,000 to be paid in monthly installments over 15 months as follows:

-     $10,000 per month for the first five installments starting March 1, 2002

-     $20,000 per month for ten months thereafter

As of June 30, 2002, $200,000 remained outstanding.

Consistent with the Keynomics transaction, we had previously accounted for this transaction as an arrangement between entities under common control, and as a result did not record any gain or loss on the extinguishment of the note.

However, in consideration of further interpretive guidance, we have revised our treatment of this transaction to account for it using fair values. This change has resulted in our recognizing a loss on the transaction of $495,000. The loss on extinguishment was determined as follows (dollars in thousands, except per share amounts):

BOOK VALUE OF DEBT                                                   $     3,580
                                                                     -----------
FMV OF STOCK
   Shares Issued                           9,000,000
   Market Value per Share                $     0.425
                                         -----------
   Total Value of Stock                                $     3,825
                                                       -----------
CASH PAID                                              $       250
                                                       -----------

TOTAL CONSIDERATION                                                  $     4,075
                                                                     -----------
LOSS FROM STOCK ISSUANCE                                             $      (495)
                                                                     ===========

                         BAYSTAR CAPITAL, LLC AGREEMENT

On July 30, 2001 we entered into an agreement with Baystar Capital, LLC wherein Baystar agreed to accept $625,000 as settlement of all obligations due. Four quarterly payments are to be made beginning September 30, 2002. Interest accrues at 8% per annum from August 31, 2001 until the September 2002 payment and at 12% per annum thereafter until the claim is paid in full on or before June 30, 2003. On September 30, 2002, we amended the July 2001 agreement whereby Baystar accepted $600,000 payable over six months beginning October 1, 2002.

The amendment also calls for us to issue 250,000, ten-year warrants to purchase IMSI common stock at $0.50 per share.

                          NOTE PAYABLE TO BANK OF MARIN

In June 2002, we entered into two loan agreements with Bank of Marin for $500,000 and $100,000 both of which matured on July 10, 2002. The notes carry a 3% interest rate and are 100% secured by deposits held at the bank. These deposits are classified as restricted cash. Each note was repaid in full on the maturity date and the deposit accounts, which were assigned to the bank as collateral for the loans, were released.

                    NOTES PAYABLE - DOMAIN NAME ACQUISITIONS

During fiscal 2002 we entered into financing or payment agreements with outside parties in exchange for domain names. These arrangements have the following terms (in thousands):

                                                  PRESENT VALUE AT    INTEREST RATE       TOTAL                      TERM
   DOMAIN NAME                 TOTAL PAYMENTS     ACQUISITION DATE      (IMPUTED)        INTEREST    BEGIN DATE    (MONTHS)
   -----------                 --------------     ----------------      ---------        --------    ----------    --------
Clip-Art.com                        $169                $158              5.94%             $11       5/1/02          30
Graphics.com                         146                 137              6.02%               9       4/1/02          32
GrapicNews.com                        40                  40                --               --       4/1/02           6
Photos.com                           326                 278              6.00%              48       7/1/02          72
                                    ----                ----                                ---
Total                               $681                $613                                $68
                                    ====                ====                                ===

            8)    FORGIVENESS OF DEBT

The following table summarizes the gain from forgiveness of debt recorded by IMSI during the fiscal year ended June 30, 2002 (in thousands):

                                 BALANCE BEFORE       BALANCE AFTER      GAIN ON FORGIVENESS
                                   SETTLEMENT          SETTLEMENT              OF DEBT
                                   ----------          ----------              -------
Silicon Valley Bank:
     Principal                      $ 2,500             $ 1,100                $ 1,400
     Accrued interest                   762                --                      762
                                    -------             -------                -------
Subtotal                              3,262               1,100                  2,162

BayStar Capital:
     Principal                        4,500                 626                  3,874
     Accrued interest                   669                --                      669
     Accrued penalties                1,087                --                    1,087
                                    -------             -------                -------
Subtotal                              6,256                 626                  5,630

Other Unsecured:                      2,952                 288                  2,664

                                    -------             -------                -------
Total                               $12,470             $ 2,014                $10,456
                                    =======             =======                =======

            9)    ARBITRATION AWARD

In January 2000, Imageline, Inc. was awarded a $2.6 million arbitration judgment for intellectual property violations and attorneys' fees, comprised of $1.2 million in actual damages, $1.2 in punitive damages and $0.2 million in attorneys' fees.

On July 27, 2001, and as subsequently amended on September 24, 2001 and October 5, 2001, IMSI and Imageline agreed on the settlement of the arbitration award as follows:

-     The dismissal of any further appeals of the award by IMSI.

- Cash installments over a 12-year period, starting October 2001. These payments will be made as follows: twelve monthly payments of $11,500 beginning on October 5, 2001; four equal quarterly payments of $78,750 beginning on September 30, 2002; twelve monthly payments of $11,500 beginning on October 5, 2001; and, 132 monthly payments of $6,500 thereafter. These payments had a net present value of approximately $833,000 at June 30, 2001, assuming a 12% discount rate. As of June
      30, 2002, we have made the first nine payments of $11,500 as required and the present value of our remaining payments is $793,000.

- Rights to royalties, licenses, and inventories pertaining to the IMSI MasterClips line of products.

- A percentage of any net recovery IMSI obtains from indemnification claims IMSI has against third parties associated with the original circumstances leading to the arbitration award.

In April 2002, IMSI was paid $300,000 to settle its claim against a third party for indemnification related to the Arbitration Award. IMSI was required to pay 22.5% of the proceeds after subtracting associated legal fees to Imageline in accordance with the settlement agreement of the arbitration award. Additionally, we paid a commission of $75,000 paid to our president, Gordon Landies, for participation in the settlement process. The gain realized by IMSI net of the related costs was $164,000.

            10)   LEGAL PROCEEDINGS

         IMAGELINE, INC. VS. INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.

The most recent proceedings were begun on or about August 26, 2002, when Imageline obtained a writ of execution on its February 29, 2000 judgment from the clerk of the U.S. District Court in San Francisco, and commenced efforts to levy upon our property, including receivables and rights to payment due from third parties. That same day, Imageline filed a motion with the court for, among other things, assignment of all our receivables, a turnover order of all evidence of rights to payment, and weekly examinations of our CEO, alleging that these remedies and its other efforts to execute on its judgment were justified by our alleged defaults in our payment obligations under our settlement agreement with Imageline. Imageline has since filed a second motion with the court seeking a turnover order of all shares of stock in our subsidiary, ArtToday.com, Inc. Imageline is seeking to recover approximately $2.9 million pursuant to the judgment it is attempting to enforce.

On September 10, 2002, we filed an ex parte motion to quash and recall the writ of execution and to vacate all levies thereunder on the grounds that we are not in default and have made all installment payments and paid Imageline all royalties due under the settlement agreement, and, further, that Imageline's remedy for defaulted payments was the penalty and interest provisions in the settlement agreement, not execution on the judgment. Our motion also seeks sanctions against Imageline to compensate us for our attorney's fees and expenses in opposing Imageline's conduct. In response, the court has stayed all activity and set the motions by both parties for hearing October 23, 2002. We have also filed a separate civil action against Imageline for damages for its breach of the settlement agreement and other agreements, for fraud, for unfair competition and seek damages and injunctive and other equitable relief. We are vigorously contesting all efforts by Imageline to enforce the judgment and to abandon the settlement agreement.

         SORRENTINO VS. DIGITAL CREATIVE DEVELOPMENT CORPORATION, ET AL.

On August 28, 2002, we were served with a complaint filed on or about June 28, 2002 in the Supreme Court of the state of New York, county of New York. The complaint was filed by Ralph Sorrentino, an individual, and RJS Consulting Corp., a New York corporation, against DCDC, a Delaware corporation DCDC, a Utah corporation, (together "DCDC"), IMSI, and several individuals who were or are directors of these companies, including Mr. Martin Wade, Mr. Bruce Galloway, Mr. Donald Perlyn, Mr. Evan Binn, Mr. Gary Herman, Mr. Skuli Thorvaldsson, and Mr. Sigurdur Jon Bjornsson.

By a settlement agreement dated October 30, 2001, the plaintiffs and defendants DCDC settled an arbitration proceeding for breach of contract arising out of the April 2001 termination of Mr. Sorrentino as President and Chief Executive Officer of DCDC and the termination of an executive consulting agreement with RJS Consulting Corp. The complaint alleges that DCDC breached the settlement agreement by a) failing to make certain required payments in a timely fashion;
b) failing to provide medical coverage and turn over certain medical records; c) making disparaging remarks about plaintiffs; and d) failing to adhere to provisions in the settlement relating to security for payments to be made to plaintiffs. The complaint also alleges that the defendants in this case, both individually and as agents and employees of defendants DCDC and IMSI, conspired to commit a fraud upon plaintiffs by devising a plan to make ineffective the security for payments to be made to plaintiffs, so that DCDC could ultimately default on its financial obligations to the plaintiffs, leaving the plaintiffs without any effective financial recourse under the settlement agreement.

The complaint seeks, among other things, a) compensatory and punitive damages;
b) a constructive trust on all of the shares of IMSI stock owned by DCDC and on all of the assets of IMSI; c) an order requiring DCDC to specifically perform their obligations under the settlement agreement, and either provide plaintiffs with a security interest in the assets of IMSI or the shares of IMSI stock held by DCDC; and d) a preliminary and permanent injunction enjoining defendants from transferring the shares of IMSI owned by DCDC and transferring the assets of IMSI, other than in the ordinary course of business, until the obligations of DCDC under the settlement have been satisfied. We believe this case, as it relates to IMSI, to be without merit and intend to vigorously defend the matter


            11)   EMPLOYEE STOCK INCENTIVE PLANS AND EQUITY RELATED TRANSACTIONS

                                      IMSI

The 1993 Employee Incentive Plan, as amended, permits IMSI to grant options to purchase up to 2,925,000 shares of common stock to employees, directors and consultants at prices not less than the fair market value at date of grant for incentive stock options and not less than 85% of fair market value for non-statutory stock options. These options generally expire 10 years from the date of grant and become exercisable ratably over a 3 to 5-year period. At June 30, 2002, 141,608 shares were available for future grants under the 1993 plan.

Option activity under the plan is as follows:

                                                                                       WEIGHTED AVERAGE
                                                               NUMBER OF SHARES         EXERCISE PRICE
                                                               ----------------         --------------

OUTSTANDING, JUNE 30, 2000                                        2,295,738                 $1.17
Granted (weighted average fair value of $0.67)                       96,000                  0.52
Exercised                                                           (39,521)                 0.22
Cancelled                                                          (376,053)                 2.17
                                                                 ----------                 -----
OUTSTANDING, JUNE 30, 2001                                        1,976,164                 $0.97
Granted (weighted average fair value of $0.45)                    1,346,000                  0.43
Exercised                                                          (109,500)                 0.20
Cancelled                                                        (1,061,526)                 0.87
                                                                 ----------                 -----
OUTSTANDING, JUNE 30, 2002                                        2,151,138                 $0.72

Warrant activity is as follows:

                                                                              AVERAGE
                                                         NUMBER OF            EXERCISE
                                                         WARRANTS              PRICE
                                                        ----------           ----------
OUTSTANDING, JUNE 30, 2000                                 664,291           $     4.15
Granted (weighted average fair value of $0.19)              65,000                 6.00
                                                        ----------           ----------
OUTSTANDING, JUNE 30, 2001                                 729,291                 4.31
Granted (weighted average fair value of $0.68)           7,619,786                 0.76
Exercised                                               (1,282,500)                0.25
                                                        ----------           ----------
OUTSTANDING, JUNE 30, 2002                               7,066,577           $     1.22

Additional information regarding options and warrants outstanding as of June 30, 2002 is as follows:

                                    OPTIONS OUTSTANDING                                          OPTIONS EXERCISABLE
                                    -------------------                                          -------------------
                                                 WEIGHTED AVG.
RANGE OF EXERCISE                NUMBER      REMAINING CONTRACTUAL      WEIGHTED AVG.         NUMBER        WEIGHTED AVG.
    PRICES                     OUTSTANDING        LIFE (YRS)           EXERCISE PRICE       EXERCISABLE     EXERCISE PRICE
    ------                     -----------        ----------           --------------       -----------     --------------
 $0.20 - $0.32                   516,500             9.2                     0.23              368,623           0.21
 $0.35 - $0.70                   435,275             3.8                     0.43              105,804           0.59
 $0.75                           698,000             4.2                     0.75              698,000           0.75
 $0.80 - $0.90                   340,000             9.3                     0.89               85,000           0.86
 $0.95 - $10.25                  161,363             7.0                     2.62              119,189           2.78
                               ---------                                                     ---------
                               2,151,138                                                     1,376,616

                                        WARRANTS OUTSTANDING                     WARRANTS EXERCISABLE
                                        --------------------                     --------------------
RANGE OF EXERCISE                  NUMBER           WEIGHTED AVG.          NUMBER             WEIGHTED AVG.
    PRICES                       OUTSTANDING       EXERCISE PRICE        EXERCISABLE         EXERCISE PRICE
    ------                       -----------       --------------        -----------         --------------
 $0.15 - $0.32                    1,070,000            0.25               1,070,000               0.25
 $0.50 - $0.75                      420,286            0.68                 316,286               0.65
 $0.81                            2,850,000           $0.81                       -                -
 $0.90                              232,000            0.90                  10,000              $0.90
 $0.95                            2,000,000            0.95                       -                -
 $1.03 - $14.85                     494,291            7.43                 494,291               7.43
                                  ---------                               ---------
                                  7,066,577                               1,890,577
                                  =========                               =========

IMSI continues to account for stock-based awards issued to employees in accordance with Accounting Principles Board No. 25, Accounting for Stock Issued to Employees and its related interpretations. Accordingly, no compensation expense is recognized in the financial statements for employee stock arrangements when grants are made at fair market value.

In February 2000, IMSI canceled approximately 870,000 options held by existing employees and replaced those options with new options with a revised expiration date. The canceled options had a weighted average exercise price of $3.51 per share, and the reissued options are exercisable at $0.75 per share. This cancellation and re-grant meets the definition of a re-pricing under FIN 44, and the reissued options are being accounted for as variable options. Under variable plan accounting we recognize a charge equal to the per share change in the share value until the underlying option is exercised. During fiscal year 2002 IMSI recognized $7,000 related to variable awards.

SFAS No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income and earnings per share had IMSI adopted the fair value method in SFAS No. 123. Under this method, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from IMSI's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. IMSI's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life of 5 years; stock volatility, 181% in fiscal 2002 and 231% in fiscal 2001; risk free interest rates of 2.8% in fiscal 2002, and 6.0% in fiscal 2001; and no dividends during the expected term. IMSI's calculations are based on a single option valuation approach and forfeitures are recognized as they occur.

If the computed fair values of the awards had been amortized to expense over the vesting period of the awards, pro forma amounts would have been:

                                            YEAR ENDED JUNE 30, 2002           YEAR ENDED JUNE 30, 2001
                                            ------------------------           ------------------------
Net income (loss)
  As reported                                     $9,117,000                        ($1,174,000)
  Pro forma                                        7,996,000                         (1,665,000)
Diluted income (loss) per share
  As reported                                         $0.55                              ($0.12)
  Pro forma                                            0.49                               (0.17)

We have granted options and warrants to certain employees and key consultants which resulted in charges recognized as of June 30, 2002. The charge to income for stock based compensation has been as follows (in thousands):

                                                              FISCAL YEAR ENDED
                                                              -----------------
PERIOD                                           JUNE 30, 2002                  JUNE 30, 2001
------                                           -------------                  -------------
Sales and Marketing                                    $77                          $37
General and Administrative                             500                           --
Research and Development                                23                           --
                                                      ----                          ---
Total charge to earnings                              $600                          $37

                                  ARTTODAY.COM

In February 2000, ArtToday adopted a stock option plan to attract, retain and motivate eligible persons. If all outstanding options were exercised, it would create a minority interest in ArtToday of 12.7%. The options vest and are exercisable under certain conditions, which may vary depending on the options, over periods not to exceed ten years from the date the option is granted, provided the employee is still employed by us at the time of exercise. Participants who are not officers, directors or consultants of ArtToday or of a Parent or Subsidiary of ArtToday have the right to exercise an option at the rate of not less than 20% per year over five years from the date the option is granted. Upon termination of employment, the employee generally has 90 days to exercise vested options otherwise the options are forfeited. The exercise price of each option is determined by the Board of Directors when the option is granted and may not be less than 85% of the fair market value of the shares on the grant date; provided that the exercise price of an incentive stock option or any option granted to a ten percent stockholder will not be less than 100% of the fair market value of the shares on the date of the grant. All grants under the plan have been at 100% of the fair market value of the shares.

A summary of the activity in the ArtToday stock option plan during fiscal years 2002 and 2001 is as follows:

                                                                  WEIGHTED AVERAGE            WEIGHTED AVERAGE
                                                SHARES             EXERCISE PRICE          REMAINING LIFE (YEARS)
                                                ------             --------------          ----------------------
Outstanding at June 30, 2000                    33,019                  $15.43                     9.7
Net grants during the year                       2,100                   15.43
                                                ------                  ------                   -----
Outstanding at June 30, 2001                    35,119                   15.43                     8.8
Net grants during the fiscal year                  500                   15.43
Cancelled                                       (3,650)                  15.43
                                                ------                   -----                   -----
Outstanding at June 30, 2002                    31,969                  $15.43                     7.8
                                                ======                  ======                   =====

            12)   COMMITMENTS

IMSI leases certain facilities and equipment under various non-cancelable operating lease agreements expiring through 2006. IMSI also leases equipment under capital leases, which expire at various dates through 2006. IMSI is required to pay property taxes, insurance, and normal maintenance costs on most property leases. Future minimum payments for capital leases, debt agreements and rental commitments for non-cancelable operating leases with remaining terms of over one year are as follows (in thousands):

                                                                    CAPITAL                                   OPERATING
        SUBTOTAL                         FISCAL YEAR                LEASES          DEBT       SUBTOTAL        LEASES
        --------                         -----------                ------          ----       --------        ------
                                            2003                      $256         $1,798       $2,054          $87
                                            2004                        17            158          175           85
                                            2005                         4             91           95           83
                                            2006                         1             48           49           28
                                            2007 and after              --             96           96           --
                                                                    ------         ------       -------        ----
Total minimum  payments                                               $278         $2,191        2,469         $282
Less amount representing interest                                      (15)          (150)        (165)
                                                                    ------         ------       -------
Recorded obligations                                                   263          2,041        2,304
Less current portion                                                  (242)        (1,688)      (1,930)
                                                                    ------         ------       -------
  Long-term portion                                                    $21           $353         $374
                                                                    ======         ======       ======

Capital lease obligations consist primarily of computer and office equipment and software. The average term is 3 years. Total rent expense for all operating leases was $284,000 and $241,000 for the periods ended June 30, 2002 and 2001 respectively.

            13)   INCOME TAXES

The provision (benefit) for taxes on income was comprised of the following (in thousands):

                                          FISCAL YEAR ENDED JUNE 30, 2002         FISCAL YEAR ENDED JUNE 30, 2001
                                          -------------------------------         -------------------------------
  Current:
      Federal                                            $--                                   $--
      State                                               55                                   (10)
      Foreign                                             --                                    (9)
  Total tax provision (benefit)                          $55                                  ($19)
                                                         ===                                  ====

Deferred tax balances consist of the following (in thousands):

                                                                                           JUNE 30, 2002
                                                                                           -------------
Current tax assets
     Accrued arbitration award                                                                   $316
     Allowance for doubtful accounts and returns                                                   86
     Accrued employee liabilities                                                                  48
     Inventory reserve                                                                             31
     Other                                                                                         18
                                                                                              -------
Total current tax assets                                                                          499
Non-current tax assets
     Net operating loss carry forward                                                           8,348
     Fixed assets                                                                                 312
     Purchased intangibles                                                                      4,182
     Loss on investment in subsidiaries in liquidation                                             73
                                                                                              -------
Total non-current assets                                                                       12,915
Valuation allowance                                                                           (13,414)
                                                                                              --------
Net deferred tax assets                                                                           $--
                                                                                              ========

At June 30, 2002, IMSI had an operating loss carry forward of approximately $23 million for federal tax purposes and approximately $8.0 million for California tax purposes, which expire in various amounts through 2021.

The effective tax rate differs from the federal statutory rate for the years ended June 30, 2002 and 2001 as follows (in thousands):

                                                            YEAR ENDED JUNE 30, 2002       YEAR ENDED JUNE 30, 2001
                                                            ------------------------       ------------------------
Federal tax at 34% statutory rate                                   $3,100                          ($399)
State tax provision, net of federal benefit                            532                            (13)
Change in valuation allowance                                       (3,968)                          (234)
Other                                                                  391                            627
                                                                    ------                          -----
TOTAL INCOME TAX PROVISION (BENEFIT)                                   $55                           ($19)
                                                                    ======                          =====

            14)   EARNINGS (LOSS) PER SHARE

Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon on exercise of stock options and warrants (using the treasury stock method). Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive.. The following table summarizes the weighted average shares outstanding:

                                                                  FISCAL YEAR ENDED JUNE 30
                                                                  -------------------------
                                                                2002                     2001
                                                                ----                     ----
   BASIC WEIGHTED AVERAGE SHARES OUTSTANDING                 13,966,364               9,687,147

   Total Stock Options Outstanding                            2,151,138               1,976,164
   Less: Repurchases using treasury stock method             (1,222,032)                     --
   Less: Anti Dilutive Stock Options                            (70,337)             (1,976,164)

   Total Warrants Outstanding                                 7,066,577                 729,291
   Less: Repurchases using treasury stock method             (4,965,464)                     --
   Less: Anti Dilutive Warrants                                (494,291)               (729,291)

   DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING               16,431,955               9,687,147

            15)   CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

In the second quarter of fiscal 2001, we adopted the provisions of Emerging Issues Task Force Issue 00-27 ("EITF 00-27") "Application of EITF Issue 98-5, `Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,' to Certain Convertible Instruments." EITF 00-27 is effective for transactions with a commitment date after November 16, 2000, except for the provisions relative to embedded conversion features that are effective for instruments issued since May 20, 1999. EITF 00-27 requires companies to measure a convertible instrument's beneficial conversion feature using an effective conversion price. Consequently, the conversion option embedded in a convertible instrument issued with a detachable instrument, such as a warrant, may have intrinsic value even if the conversion option is at-the-money or out-of-money at the commitment date. In May 1999, IMSI issued a convertible debt instrument to Baystar Capital that included an embedded beneficial conversion feature as calculated under EITF 00-27. The result in applying EITF 00-27 to this instrument resulted in the reporting of a cumulative effect of change in accounting principle in the amount of $285,000 in the quarter ended December 31, 2000, which caused an increase in the loss per share of $0.03 during fiscal 2001.

            16)   SEGMENT INFORMATION

We have four reportable operating segments based on the sales market. Two of these are geographic segments and generate revenues and incur expenses related to the sale of our PC productivity software. The third and forth segments comprise the revenues and expenses related to ArtToday.com, our graphic design Internet subsidiary and to Keynomics, our newly acquired business applications subsidiary. The accounting policies of the reportable segments are the same as those described in Note 1 to the Notes to Consolidated Financial Statements. The following table details segment information (in thousands):

                                                                          NORTH
                                            ARTTODAY.COM    KEYNOMICS    AMERICA       FOREIGN    ELIMINATIONS    TOTAL
                                            ------------    ---------    -------       -------    ------------    -----
 FISCAL YEAR ENDED JUNE 30, 2002

 Net Revenues-external                         $4,152          $477        $7,451        $556          $--       $12,636
 Operating income (loss)                        1,271          (268)       (1,553)         18           60          (472)
 Identifiable assets                            2,573            (9)        4,948         (72)         (37)        7,403

 FISCAL YEAR ENDED JUNE 30, 2001
                                                -----         -----         -----        ----       ------        ------
 Net Revenues-external                          3,076            --         8,863         391          (85)       12,245
 Operating loss                                   (36)           --          (632)       (102)          --          (770)
 Identifiable assets                            1,493            --         5,371         178       (1,054)        5,988

The following table details net revenues information (in thousands):

                                   FISCAL YEAR ENDED                   FISCAL YEAR ENDED
                                     JUNE 30, 2002                       JUNE 30, 2001
                                     -------------                       -------------
Visual Design                           $4,474                               $4,815
Graphic Design                           5,069                                4,875
Business Applications                    3,093                                2,555
                                       -------                              -------
Net Revenues                           $12,636                              $12,245
                                       -------                              -------

            17)   UNAUDITED QUARTERLY FINANCIAL INFORMATION (RESTATED)

As discussed in Notes 2 and 7, we have revised our accounting for certain transactions with DCDC as follows:

      -     The Keynomics transaction accounted for using purchase accounting.

      - The exchange of shares and cash with DCDC for their retirement of the Union Bank note as a fair value transaction.

Both of these transactions had been accounted for under the assumption that the two companies, DCDC and IMSI, were under common control. This resulted in the Keynomics transaction being recorded using the "pooling of interests" methodology and the extinguishment of the note with Union Bank and subsequent issuance of 9,000,000 IMSI common shares to DCDC as a capital transaction with no gain or loss recorded.

Since these transactions were initially disclosed in our Form 10-QSB for the periods ended December 31, 2001 and March 31, 2002, we have received further interpretive guidance and have concluded that the transactions should be recorded using fair values. The effect of this restatement is as follows:

CONSOLIDATED STATEMENT OF INCOME
in thousands, except per share data

all amounts unaudited                     UNAUDITED                         UNAUDITED                          UNAUDITED
                              Quarter Ended September 30, 2001   Quarter Ended December 31, 2001     Quarter Ended March 31, 2002
                                 As                                 As                                  As
                               Reported  Restated  Difference     Reported  Restated  Difference      Reported  Restated  Difference
                           --- --------  --------  ----------     --------  --------  ----------      --------  --------  ----------

Net Revenues                   $2,664    $2,575    ($89) 1)       $ 3,656   $3,150    ($  506) 1)     $3,661    $3,661    $   0

Product Costs                     709       709       0               812      829        (17) 1)&2)     692       711      (19) 2)
                           --- --------  --------  ----------      -------- --------  ----------      --------  --------  ----------
Gross Margin                   $1,955     1,866     (89)            2,844    2,321       (523)         2,969     2,950      (19)
                           --- --------  --------  ----------      -------- --------  ----------      --------  --------  ----------
Costs and Expenses:
  Sales and Marketing             697       524     173  1)           811      667        144  1)        846       846        0
  General and
    Administrative              1,206     1,073     133  1)         1,298    1,140        158  1)&3)   1,114     1,114        0
  Research and
    Development                   641       608      33  1)           566      537         29  1)        535       535        0
                           --- --------  --------  ----------      -------- --------  ----------      --------  --------  ----------
Total Operating Expenses        2,544     2,205     339             2,675    2,344        331          2,495     2,495        0
                           --- --------  --------  ----------      -------- --------  ----------      --------  --------  ----------

                           --- --------  --------  ----------      -------- --------  ----------      --------  --------  ----------
Operating Income (Loss)          (589)     (339)    250               169      (23)      (192)           474       455      (19)
                           === ========  ========  ==========      ======== ========  ==========      ========  ========  ==========


Other Income (Expense)
  Interest and Other
    Expense                      (437)     (436)      1  1)          (262)     (58)       204 1)&4)      101        38      (63) 6)
  Loss on the early
    Extinguishment of
    Debt                            0         0       0                 0        -          0              0      (495)    (495) 5)
  Gain (Loss) Disposal
    of Assets                       0         0       0                 8        8          0              5         5        0
  Gain on Sales of
    Product Lines                   0         0       0                20       20          0              0         0        0
  Gain from Forgiveness
    of Debt                     5,727     5,727       0             2,243    2,243          0              0         0        0
                           --- --------  --------  ----------      -------- --------  ----------      --------  --------  ----------
Income (Loss) Before Taxes      4,701     4,952     251             2,178    2,189         12            580         3     (577)
                           --- --------  --------  ----------      -------- --------  ----------      --------  --------  ----------

Income Tax Expense
  (Benefit)                         1         1       0                 1        1          0              1         1        0

                           --- --------  --------  ----------      -------- --------  ----------      --------  --------  ----------
Net Income                     $4,700    $4,951    $251           $ 2,177    2,188    $    12           $579        $2    ($577)
                           === ========  ========  ==========      ======== ========  ==========      ========  ========  ==========


Diluted Income (loss) per
  Share                        $ 0.48 $    0.50   $0.02           $  0.21        0    $  0.00        $  0.04   $  0.00  $  0.04

Shares Used in Computing
  earnings (loss)               9,858     9,858   9,858            10,409   10,409     10,049         15,490    15,490   15,490
  per share information    7)


all amounts unaudited                     UNAUDITED                         UNAUDITED
                           Six Months Ended December 31, 2001     Nine Months Ended December 31, 2002
                                   As                                 As
                               Reported  Restated  Difference     Reported  Restated  Difference
                           --- --------  --------  ----------     --------  --------  ----------

Net Revenues                   $6,320    $5,724   ($596)          $ 9,981   $9,386    ($  595)

Product Costs                  $1,521    $1,537    $ 16 2)        $ 2,213   $2,249    ($   36)
                           --- --------  --------  ----------      -------- --------  ----------
Gross Margin                    4,799     4,187    (612)            7,768    7,137       (631)
                           --- --------  --------  ----------      -------- --------  ----------
Costs and Expenses:
  Sales and Marketing          $1,508    $1,191   ($317)           $2,354   $2,037     $  317
  General and
    Administrative             $2,504    $2,213   ($291)           $3,618   $3,327     $  291
  Research and
    Development                $1,207    $1,145   ($ 62)           $1,742   $1,680     $   62
                           --- --------  --------  ----------      -------- --------  ----------
Total Operating Expenses        5,219     4,549     670             7,714    7,044        670
                           --- --------  --------  ----------      -------- --------  ----------

                           --- --------  --------  ----------      -------- --------  ----------
Operating Income (Loss)          (420)     (362)     58                54       93         40
                           === ========  ========  ==========      ======== ========  ==========

Other Income (Expense)
  Interest and Other
    Expense                    ($ 699)   ($ 494)   $205            ($ 598)   ($456)      $142
  Loss on the early
    Extinguishment of
    Debt                        $   0     $   0    $  0             $   0    ($495)     ($495)
  Gain (Loss) Disposal
    of Assets                   $   8     $   8    $  0             $  13   $   13    $     0
  Gain on Sales of
    Product Lines               $  20     $  20    $  0             $  20   $   20    $     0
  Gain from Forgiveness
    of Debt                    $7,970    $7,970    $  0            $7,970   $7,970    $     0
                           --- --------  --------  ----------      -------- --------  ----------
Income (Loss) Before Taxes      6,879     7,141     263             7,459    7,145       (314)
                           --- --------  --------  ----------      -------- --------  ----------

Income Tax Expense
  (Benefit)                    $    2    $    2    $  0            $    3   $    3    $     0

                           --- --------  --------  ----------      -------- --------  ----------

Net Income                     $6,877    $7,139    $263            $7,456   $7,142    ($  314)
                           === ========  ========  ==========      ======== ========  ==========


Diluted Income (loss) per
  Share                        $ 0.70 $    0.73   $0.03           $  0.67    $0.64    $ (0.03)

Shares Used in Computing
  earnings (loss)               9,760     9,760   9,760            11,180   11,180     11,180
  per share information    7)

INDEX TO ADJUSTMENTS:

1) Reflects the reversal of revenue and expense amounts that were included in our results when recording the transaction as entities under common control. The amounts are excluded from our results using purchase accounting.

2) Reflects the amortization of the intangible software asset of $235,000. We will amortize this asset over 3 years in accordance with our normal policy; quarterly amortization is approximately $20,000.

3) We initially expensed $100,000 of management fees paid to DCDC. As part of our revised accounting we have treated this amount as a component of the total consideration paid to DCDC.

4) We initially expensed $200,000 related to amounts payable to DCDC as part of the acquisition. As part of our revised accounting we have treated this amount as a component of the total consideration paid to DCDC.

5) Accounting for the extinguishment of the Union Bank Note as a fair value transaction resulted in a loss of $495,000 on the early extinguishment of debt due to the issuance of 9,000,000 shares and obligation to pay $250,000 in cash to DCDC .

6) The acquisition balance sheet of Keynomics at November 29, 2001, included negative goodwill that was being amortized to income. As a result of our revised accounting, this amount was not assigned any value in the allocation of the purchase price for Keynomics.

7) The income/ (loss) per share and the shares used in the computation of earnings per share have been adjusted from the amounts previously reported to reflect the effects of adopting SFAS No. 145.

                                    PART III

      ITEM 9. DIRECTORS, EXECUTIVE OFFICERS PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

On August 31, 2001, Martin Wade III was named chief executive officer and Gordon Landies was named president of IMSI, following the resignation of Geoffrey Koblick as president and chief executive officer. Also on August 31, 2001, Paul Jakab was named chief operating officer of IMSI and Vincent DeLorenzo replaced Jeffrey Morgan, as chief financial officer. Vincent DeLorenzo later resigned his position as CFO, and Martin Wade III assumed the CFO functions on an interim basis until September 2002. On September 9, 2002 William J. Bush was named Chief Financial Officer.

Also on August 31, 2001 the entire IMSI board of directors, with the exception of Robert Mayer, stepped down and was replaced by the board of directors of DCDC, pursuant to the plan of merger signed by the two companies. In February 2002, Sigurdur Jon Bjornsson, Gary Herman, Maurice Sonnenberg and Skuli Thorvaldsson resigned their position as IMSI's board members and Richard Berman and Robert Falcone were appointed as new board members.

DIRECTORS

The names of all members of the Board of Directors of IMSI, and information about them as of September 30, 2002 are set forth below:

NAME                           AGE          OCCUPATION                               SINCE
-----                          ---          ----------                               -----
Bruce Galloway (1)(3)(4)       44           Managing Director, Burnham               2001
                                            Securities Inc

Martin Wade, III     (3)       53           President and Chief Executive            2001
                                            Officer of the Company

Evan Binn         (1)(2)       63           Director                                 2001

Donald Perlyn        (1)       59           Executive Vice President,                2001
                                            Nathan's Famous, Inc

Robert Mayer                   48           Executive Vice President of the          2000
                                            Company

Robert S. Falcone    (2)       55           Director                                 2002

Richard J. Berman (2)(3)       60           Director                                 2002

            (1)   Member of the Compensation Committee.

            (2)   Member of the Audit Committee.

            (3)   Member of the Executive Committee.

            (4)   Chairman of Board of Directors

BRUCE R. GALLOWAY. Mr. Galloway became a director of IMSI in August 2001. Mr. Galloway is currently a managing director of Burnham Securities Inc., an NASD Broker/Dealer and investment bank based in New York. He is currently the Chairman of Arthur Treacher's, Inc., Datametrics Corporation and Digital Systems Group, Inc., as well as a director of Waiters.com, Inc. Prior to joining Burnham in 1993, Mr. Galloway was a senior vice president at Oppenheimer & Company, an investment bank and NASD Broker/Dealer based in New York, from 1991 through 1993. Mr. Galloway holds a B.A. degree in Economics from Hobart College and an M.B.A. in Finance from New York University's Stern Graduate School of Business.

MARTIN WADE III. Mr. Wade became a director and CEO of IMSI in August 2001. He brings to the Company a proven track record in mergers and acquisitions and investment banking. Prior to joining DCDC in 2000, Mr. Wade served from 1998 to 2000 as an M&A banker at Prudential Securities and from 1996 to 1998 as a managing director in M&A at Salomon Brothers. From 1991 to 1996, Mr. Wade was National Head of Investment at C.J. Lawrence, Morgan Grenfell, where he was appointed to the Board of Directors. Martin Wade also spent six years in the M&A at Bankers Trust and eight years at Lehman Brothers Kuhn Loeb. Mr. Wade is credited with participating in over 200 M&A transactions involving various clients such as, Nike, Cornerstone National Gas Company, Handmark Graphics and Redken Laboratories, Inc. Mr. Wade was previously National Head of Investment Banking for Price Waterhouse in the mid 1990's. He is also a member of the Board of Directors for DiMon (NYSE: DMN) and Energy Transfer Group of Dallas, Texas.

DONALD PERLYN. Mr. Perlyn became a director of IMSI in August 2001. Mr. Perlyn joined Miami Subs Corporation in May 1989. He was promoted to the position of President of Miami Subs Corporation in July of 1998. In October of 1999 and as a result of the acquisition of Miami Subs Corp. by Nathan's Famous Inc. (a DCDC subsidiary) Mr. Perlyn assumed the position of Executive Vice President of Nathan's Famous, Inc. in addition to his responsibilities at Miami Subs. Mr. Perlyn is also a member of the Board of Directors of Nathan's Famous, Inc. Mr. Perlyn is an attorney and a 32 year veteran of the of the restaurant industry with extensive experience in restaurant development, operations and franchising.

EVAN BINN. Mr. Binn became a director of IMSI in August 2001. Mr. Binn received his bachelor's degree from University of California at Los Angeles and is a certified public accountant in California. He is a member of the California Society of Certified Public Accountants and has maintained a practice in Los Angeles, California for thirty-seven years.

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

ROBERT S. FALCONE became a director in February 2002. Mr. Falcone has over 32 years of financial management and Board experience. Mr. Falcone, a certified public accountant, is currently a private investor and financial consultant. He is formerly the CFO of 800.com, an Internet retailer of consumer electronics, and was the CFO of Nike, Inc. from 1992 to 1998. Prior to that he spent over 21 years with Price Waterhouse LLP ( now PriceWaterhouseCoopers), the last seven as a partner, where he participated in numerous SEC audit engagements and acquisitions of various sizes. Mr. Falcone is a board member of Selmet Industries, Inc. and a past board member of ODS Health Plans, Inc. He received his BS in Accounting from Villanova University.

RICHARD J. BERMAN became a director in February 2002. Mr. Berman has over 30 years of experience in acquisitions, restructurings, and divestitures with and on behalf of many Fortune 500 companies. He is currently a Director of the Internet Commerce Corporation (ICC), a publicly traded software company, and Chairman of the KnowledgeCube Group. Mr. Berman has previously worked in M&A and private equity as Senior Vice President for Bankers Trust, and then as Chairman and CEO of American Acquisition Company. For clients including Union Carbide, Eastman Kodak, Time Warner, Disney, American Home Products, Automatic Data Processing and British Aerospace, Mr. Berman has led deals valued over $5 billion. Mr. Berman has also invested in and managed several private companies including Battronics Corp., Voyager Software, Universal Standard Medical Labs and the leveraged buyout of Prestolite Battery. Mr. Berman received his M.B. A. in Finance from New York University.

EXECUTIVE OFFICERS

MARTIN WADE III, CEO. See above.

GORDON LANDIES, PRESIDENT. Mr. Landies joined IMSI on September 1, 2001 as President subsequent to the merger agreement between IMSI and DCDC. He brings to the Company 17 years of experience in management of software companies. Before joining IMSI Mr. Landies was a consultant and managing partner in GL Ventures,

LLC providing services to software publishing and media companies. In 1999, Mr. Landies was the General Manager of the Home and Game division of Mattel Interactive. From 1994 to 1998 Mr. Landies held positions of Senior Vice President of sales and Executive Vice President for Mindscape, a $100+ million consumer software company. From 1990 to 1994 he was Vice President of sales for The Software Toolworks. Mr. Landies previously served on the Board of Directors of IMSI from 1995 to 1998 as well as on the Boards of Directors of Mindscape, Inc, Entertainment Universe, Inc. and several other private organizations. Mr. Landies graduated in 1981 from Northern Illinois University with a Masters of Business Administration and holds a B.S. in economics from Elmhurt College.

PAUL JAKAB, COO. Mr. Jakab rejoined IMSI on September 1, 2001 as Chief Operating Officer subsequent to the signing of the merger agreement between IMSI and DCDC. Until May 2001 Mr. Jakab had been Executive Vice President, International Sales and Business development for IMSI. He brings to the Company more than twenty years of management experience with a variety of technology companies. Before joining IMSI, Mr. Jakab worked with a variety of Internet companies in a consulting capacity, and until 1998 Mr. Jakab was responsible for the international software business of Mindscape, Inc. From 1991 until 1994 Mr. Jakab was the general counsel of Mindscape and advised the company on a full range of legal issues. In the 1980's Mr. Jakab served as general counsel or corporate counsel to Silicon Valley companies Atari, Inc., Apple Computer, and Worlds of Wonder, Inc. Mr. Jakab holds an M.B.A. from Stanford University, a J.D. from Columbia University and a B.A. from Harvard College. He is also a member of both the California and Washington, D.C. bar associations.

ROBERT MAYER, EXECUTIVE VICE PRESIDENT OF DIRECT SALES AND MARKETING. See above.

WILLIAM J. BUSH, CFO Mr. Bush joined our executive team on September 9, 2002. As the former Director of Business Development for Buzzsaw.com and former Corporate Controller and Finance Manager for the AutoCAD Product Division at Autodesk, he brings over 15 years of experience in accounting, financial support and business development to IMSI. He took over the position of chief financial officer from Martin Wade, who was temporarily acting as both CFO and CEO. Prior to joining IMSI, Mr. Bush was one of the founding members of Buzzsaw.com, a privately held company spun off from Autodesk, Inc. in 1999, focusing on online collaboration, printing and procurement applications. At Buzzsaw.com, Mr. Bush was responsible for establishing the company's finance and accounting infrastructure as well as leading its acquisition and financing efforts. From 1997 to 1999, Mr. Bush worked at Autodesk, Inc., the fourth largest software applications company in the world. As Corporate Controller at Autodesk, his responsibilities included financial planning and analysis, general accounting, and SEC and management reporting. Mr. Bush began his career in public accounting with Ernst & Young, and later with Price Waterhouse in Munich, Germany. He received a B.S. in Business Administration from U.C. Berkeley and is a Certified Public Accountant.

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

We have been provided with copies of all forms (3, 4 and 5) filed by officers, directors, or ten percent shareholders within three days of such filings.

      ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded, earned or paid for services rendered in all capacities to the Company and its subsidiaries during each of the fiscal years ended June 30, 2002, 2001 and 2000 to (i) the Company's chief executive officers during fiscal 2002; and (ii) the Company's four most highly compensated executive officers other than the CEO who were serving as executive officers at the end of fiscal 2002.

                           SUMMARY COMPENSATION TABLE

                                                                                     LONG-TERM
                                                   ANNUAL      COMPENSATION         COMPENSATION
                                                   ------      ------------         ------------
                                                                                       AWARDS
                                                                     OTHER ANNUAL    SECURITIES
                                   FISCAL   SALARY($)   BONUS($)     COMPENSATION    UNDERLYING
                                    YEAR      (1)        (1)            ($)(2)        OPTIONS
                                    ----      ---        ---            ------        -------
Name and Principal
Positions
Martin Wade III                     2002    100,000     25,000           4,458      1,809,000
Chief Executive                     2001         --         --              --             --
Officer and
Chief Financial                     2000         --         --              --             --
Officer

Gordon Landies       (3)            2002    130,000     40,000          65,670        666,565
President                           2001         --         --              --             --
                                    2000         --         --              --             --

Paul Jakab                          2002    125,000     45,000           7,312        498,955
Chief Operating      (4)            2001    161,000         --              --             --
Officer
                                    2000     26,000         --              --             --

Geoffrey B. Koblick  (5)            2002     95,000      4,000           5,279        133,955
Former President and                2001    211,875     20,450           9,314             --
Chief
Executive Officer                   2000    222,099         --           7,661        280,750

Robert Mayer         (6)            2002    120,000     66,044           3,827        229,693
Executive Vice       (7)            2001    107,638     26,887          69,675             --
President,
Worldwide Sales                     2000    162,763         --           5,032        132,500

            (1) Amounts stated above are the actual amounts received. Amounts paid in fiscal 2002 are based upon the following annual salaries: Wade $200,000, Landies $156,000, Jakab $156,000 and Mayer $120,000. Mr. Koblick's salary for 2000 includes $108,333 of severance.

            (2) Includes payments of medical and dental insurance premiums by the Company.

            (3)   Includes $55,000 of consulting fees.

            (4) Until May 2001 Mr. Jakab had been Executive Vice President, International Sales and Business development for IMSI. He rejoined IMSI on September 1, 2001 as Chief Operating Officer subsequent to the signing of the merger agreement between IMSI and DCDC. Salary in fiscal 2001 included $21,000 of severance.

            (5) Mr. Koblick was the previous Chief Operating Officer, Chairman of the Board of Directors and General Counsel until May 1999. From July 1999 until January 2000, Mr. Koblick was paid severance, and he served as a Consultant to the Company. Mr. Koblick rejoined the Company as President and Chief Executive Officer on February 15, 2000. He resigned from his position with IMSI on August 31, 2001 and has continued on with the Company in an advisory capacity.

            (6) Mr. Mayer worked for IMSI on a full-time basis through March 31, 2000, at which time he became a consultant to the Company. Mr. Mayer rejoined the Company in his current capacity in November 2000.

            (7) Includes the forgiveness in June 2001 of a note receivable owed by Mr. Mayer to IMSI in the amount of $69,675.

OPTION GRANTS

The following table sets forth the individual grants of stock options made during the last fiscal year to each of the named executive officers. There were no SAR grants.

                                NUMBER OF SECURITIES                PERCENT OF TOTAL
                                    UNDERLYING                   OPTIONS/SARS GRANTED TO      EXERCISE OR        EXPIRATION
    OFFICER                    OPTIONS/SARS GRANTED             EMPLOYEES IN FISCAL YEAR      BASE PRICE            DATE
    -------                    --------------------             ------------------------      ----------            ----
Jakab, Paul                          100,000                            7.43%                   0.26                2011
Koblick, Geoffrey                     25,000                            1.86%                   0.20                2011
Mayer, Robert                         50,000                            3.71%                   0.20                2011

WARRANT GRANTS

The following table sets forth the individual grants of warrants made during the last fiscal year to each of the named executive officers.

                           NUMBER OF SECURITIES       PERCENT OF TOTAL
                           UNDERLYING WARRANTS      WARRANTS GRANTED TO         EXERCISE OR
   OFFICER                       GRANTED          EMPLOYEES IN FISCAL YEAR      BASE PRICE               EXPIRATION DATE
   -------                       -------          ------------------------      ----------               ---------------
Jakab, Paul                     850,000                  17.27%                0.26 - 0.81       2004; 3 years from termination
Koblick, Geoffrey               300,000                   6.09%                0.26 - 0.81       2004; 1 year from termination
Landies, Gordon               1,250,000                  25.39%                0.20 - 0.81       2004; 3 years from termination
Mayer, Robert                   332,500                   6.75%                0.30 - 0.81       2011; 1 year from termination
Wade, Martin                  2,000,000                  40.63%                    0.95             3 years from warrant date

OPTIONS EXERCISED

The following table sets forth information with respect to the options exercised during fiscal 2002 by the Named Persons, including the aggregate value of gains on the date of exercise. In addition, this table includes the number of shares covered by both exercisable and non-exercisable stock options as of June 30, 2002. Also reported are the values for "in-the-money" options, which represent the positive spread between the exercise price of any such existing stock options and the fiscal year-end price of the Common Stock.

             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                            FY-END OPTION/SAR VALUES

                                                                 NUMBER OF UNEXERCISED         VALUE OF UNEXERCISED
                                                                     OPTIONS/SARS             IN-THE-MONEY OPTIONS
                                                                 AT JUNE 30, 2002(1)(2)       AT JUNE 30, 2002($)(3)
                                                 VALUE                EXERCISABLE/                 EXERCISABLE/
     NAME                    EXERCISE #        REALIZED($)           UNEXERCISABLE                UNEXERCISABLE
     ----                    ----------        -----------           -------------                -------------
Landies, Gordon                  --                --               50,000 / --                  -- / --
Jakab, Paul                      --                --               33,336 / 66,664              35,999 / 18,001
Koblick, Geoff                   --                --               300,000 / --                 28,750 / --
Mayer, Robert                    --                --               50,000 / --                  30,000 / --

            (1) These options, which have a four-year vesting period, become exercisable over time based on continuous employment with the Company and in certain cases are subject to various performance criteria or vest in full upon acquisition of the Company. As of August 31, 2001 all outstanding options became fully exercisable when the Company signed the plan of merger with DCDC and underwent a change in control.

            (2) Does not include options held by Geoffrey B. Koblick in the Company's subsidiary, ArtToday.com, exercisable at $15.43 per share.

            (3) Based on the difference between the market price of the Common Stock at June 30, 2002 ($.80 per share), and the aggregate exercise prices of options shown in the table.

      ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of September 17, 2002, the beneficial ownership of the Company's Common Stock by:

      - Each person who is known by the Company to own of record or beneficially more than five percent (5%) of the Company's Common Stock

      -     Each director or nominee

      - Each other executive officer named in the Summary Compensation Table, above in Item 11, and

      - All directors and executive officers as a group. Except as otherwise indicated, the shareholders listed in the table have sole voting and dispositive power with respect to the shares indicated, subject to community property laws where applicable.

                                                                                           TOTAL
                                                                          --------------------------------------
NAME                                                                      NUMBER                         PERCENT
----                                                                      --------------------------------------
Digital Creative Development Corp                                        9,000,000                        39.51%
Capital Ventures, Inc.                                                   2,553,791                        11.15%
Martin Wade                                                              2,000,000                         8.07%
Gordon Landies                                                           1,618,639                         6.84%
Geoffrey Koblick                                                           972,600                         4.20%
Paul Jakab                                                                 975,232                         4.11%
Robert Mayer                                                               784,586                         3.40%
Bruce Galloway                                                             500,000                         2.15%
Robert Falcone                                                             250,000                         1.09%
Richard Berman                                                             250,000                         1.09%
Peter Gariepy                                                              220,951                         0.96%
Donald Perlyn                                                               50,000                         0.22%
Evan Binn                                                                   50,000                         0.22%

All directors and managers as a Group                                    7,672,008                        26.85%

      ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

EXECUTIVE EMPLOYMENT AGREEMENT

As of April 27, 2002 and as subsequently amended on May 20, 2002, we entered into a three-year executive employment agreement commencing January 1, 2002, with Martin Wade, which outlined the terms of Mr. Wade's employment as Chief Executive Officer of IMSI. As compensation for his services, Mr. Wade is to receive the following:

-     Annual salary of $200,000

- Warrants totaling 2,000,000 at an exercise price of $0.95, vesting on May 20, 2003 and expiring three years after the grant date

- Additional 2 million warrants upon the sale, merger, or acquisition of at least fifty one percent of our common stock by a single corporate entity, at an exercise price representing the average closing price of our stock over the twelve months preceding the execution of a definitive agreement for such sale, merger, or acquisition

- An initial bonus of $25,000; an annual bonus for fiscal 2002 of $25,000 if we meet our annual plan

- Two subsequent annual bonuses of $50,000 each if we meet our annual plans for fiscal years 2003 and 2004; and

-     The right to participate in our benefit plans.

DEBT TO EQUITY CONVERSION

In November 2001, we entered into a stock purchase agreement with DCDC to acquire all issued and outstanding shares of capital stock of Keynomics. As of the date of the purchase, Keynomics had $245,000 of promissory notes outstanding. Subsequent to the execution of the stock purchase agreement, holders of an aggregate $225,000 of the outstanding notes agreed to convert them into 661,765 shares of IMSI's capital stock at $0.34 per share. Gordon Landies, our President, and Paul Jakab, our Chief Operating Officer, received 192,079 and 10,232 shares of IMSI's capital stock, respectively, in exchange for their outstanding promissory notes from Keynomics. Joe Abrams, an IMSI related party, received 287,389 shares in exchange of his outstanding promissory note to Keynomics.

MANAGEMENT AGREEMENTS

GORDON LANDIES, PRESIDENT AND PAUL JAKAB, COO. As of September 2001 we entered into individual management agreements with Gordon Landies and Paul Jakab pursuant to which Mr. Landies was named President of the Company and Mr. Jakab was named Chief Operating Officer of the Company. As compensation for their services, each executive is to receive a monthly base salary of $13,000; options or warrants totaling 350,000; a quarterly bonus of up to 25% of their base pay, depending upon the extent to which profit and cash goals (to be agreed to by the our Executive Committee) are met; and the right to participate in our benefit plans.

DCDC. Also in September 2001, we entered into a six-month management agreement with DCDC to formalize the arrangement whereby DCDC is to provide management services to us in connection with our day-to-day business in exchange for a fee of $50,000 per month. Specifically, DCDC (through its CEO and CFO, and from time to time various assistants to the CFO) will provide the Company advisory services in the areas of financial management, insurance, investment banking, and business planning, among others. This agreement was terminated in March 2002.

SEVERANCE

Jeffrey B. Morgan, our former Chief Financial Officer, received a $75,000 severance package when he resigned his position on August 31, 2001. The agreement calls for payments of $60,000 (representing 50% of Mr. Morgan's annual base salary) payable in 12 equal installments starting in September 2001 and a $15,000 payment made in September 2001. As of June 30, 2002, $10,000 of this liability remained outstanding.

FORGIVENESS OF NOTE

We forgave during fiscal 2001 a note owed by Robert Mayer who currently serves as Executive Vice President of direct sales and marketing. The note amounted to $69,675.

ASSET ASSIGNMENT

Until September 2001 we were developing an online design and visualization tool, Design.NET that was planned to allow users to design homes and offices on the Internet. Our strategy had been to license the Design.NET technology to industry leaders in major market segments. In September 2001 we undertook an intensive reassessment of the current costs and future potential financial benefits of the Design.NET project. We concluded it would be in our best interest to spin off the Design.NET project. Consequently, we signed a letter of intent with Michel Gariepy (a former Vice president of IMSI) to transfer a majority of the ownership of the project (80.01%) to employees (including Mr. Gariepy) who are key to its continued development. Pursuant to this letter of intent, these employees have resigned from IMSI and have established an independent company to pursue the development of this technology. We retained a 19.99% ownership interest in this new company, but otherwise will have no further obligation to expend capital on its activities or any outstanding obligations, if any.

      ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K:

(A)   THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT:

                                    EXHIBITS

EXHIBIT
NUMBER   EXHIBIT TITLE                                                                                                  PAGE
----------------------------------------------------------------------------------------------------------------------------
99.1     Certification of Chief Executive Officer _ Internal controls                                                    68

99.2     Certification of Chief Financial Officer _ Internal controls                                                    69

99.3     Certification of Chief Executive Officer Pursuant to Section 906 13, of the Sarbanes-Oxley Act of 2002          70

99.4     Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002              71

(A)   REPORTS ON FORM 8-K

2 reports on Form 8-K were filed during the fiscal year ended June 30, 2002:

      -     On September 19, 2001, to disclose the plan of merger with DCDC.

      - On March 13, 2002, to discuss the mutual termination of the plan of merger with DCDC and the resignation of four directors as well as the addition of two new directors to our Board.

                                   SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Novato, State of California on October 15, 2002.

INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.

By:    /s/ MARTIN WADE III
       -------------------
       Martin Wade III
       Chief Executive Officer

By:    /s/ WILLIAM J. BUSH
       -------------------
       William J. Bush
       Chief Financial Officer (Principal Accounting Officer)

                                POWER OF ATTORNEY

KNOW ALL BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints Martin Wade and William J. Bush, and each of them, his attorneys-in-fact, and agents, each with the power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the Requirement of the Securities Exchange Act of 1934, the following persons in the capacities and on October 15, 2002 have signed this report below.

By:      /s/ BRUCE GALLOWAY
         ------------------
         Bruce Galloway
         Director & Chairman of the Board of Directors

By:      /s/ MARTIN WADE III
         -------------------
         Martin Wade III
         Director

By:      /s/ DONALD PERLYN
         -----------------
         Donald Perlyn
         Director

By:      /s/ EVAN BINN
         -------------
         Evan Binn
         Director

By:      /s/ ROBERT MAYER
         ----------------
         Robert Mayer
         Director

By:      /s/ ROBERT S. FALCONE
         ---------------------
         Robert S. Falcone
         Director

By:      /s/ RICHARD J. BERMAN
         ---------------------
         Richard J. Berman
         Director