Form 10QSB
period 2002-09-30
INTERNATIONAL MICROCOMPUTER SOFTWARE INC /CA/
filed 2002-11-14
CIK 814929

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                   FORM 10-QSB


[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarter ended                                  SEPTEMBER 30, 2002
                                                       -------------------


[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _______ to_______


                       Commission File Number     0-15949
                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)


     CALIFORNIA                                            94-2862863
     ----------                                            ----------
  (State or other jurisdiction of                           (I.R.S.
   incorporation or organization)                  Employer identification No.)


       75 ROWLAND WAY, NOVATO, CA                                   94945
(Address of principal executive offices)                          (Zip code)

                                 (415) 878-4000
                                 --------------
               (Registrant's telephone number including area code)


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.          YES  []        NO [X]



As of November 14, 2002, 22,788,899 shares of Registrant's common stock, no par value, were outstanding.

Transitional Small Business Disclosure Format:          YES[ ]       NO [X]

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES

                                TABLE OF CONTENTS
                                -----------------
TABLE OF CONTENTS                                                            2

PART I - FINANCIAL INFORMATION                                               3

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                          3
 CONDENSED CONSOLIDATED BALANCE SHEETS                                       3
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE INCOME    4
 CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY                   5
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS                             6
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                        7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS                                               11

ITEM 3.  CONTROLS AND PROCEDURES                                            18

PART II - OTHER INFORMATION                                                 19

ITEM 1.  LEGAL PROCEEDINGS                                                  19

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                          20

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                    20

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                20

ITEM 5.  OTHER INFORMATION                                                  21

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                   22

SIGNATURES                                                                  23

EXHIBIT 10.1                                                                24

EXHIBIT 99.1                                                                25

EXHIBIT 99.2                                                                26

EXHIBIT 99.3                                                                27

EXHIBIT 99.4                                                                28

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)


                                                                                 (UNAUDITED)
                                                                                  ---------  ---------------
                                                                                 SEPTEMBER 30,
                                                                                    2002      JUNE 30, 2002
                                                                                  ---------  ---------------
ASSETS
 Current assets:
    Cash and cash equivalents:                                                    $  1,309   $        2,455
    Restricted cash                                                                     --              600
    Receivables, less allowances for doubtful accounts, discounts and returns of     1,127              798
    $240 and $217
    Inventories                                                                        489              387
    Other current assets                                                               573              324
                                                                                  ---------  ---------------
    TOTAL CURRENT ASSETS                                                             3,498            4,564
                                                                                  ---------  ---------------

 Fixed assets, net                                                                     376              390

 Other Assets
    Software development costs and license fees, net                                   780              931
    Domain names, net                                                                  703              756
    Distribution rights, net                                                           455              491
    Goodwill                                                                           271              271
                                                                                  ---------  ---------------
    TOTAL ASSETS                                                                  $  6,083   $        7,403
                                                                                  =========  ===============
LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
    Short term debt and current portion of long-term debt                         $  1,097   $        1,930
    Trade accounts payable                                                           1,080            1,425
    Accrued and other liabilities                                                      766            1,329
    Accrued arbitration award                                                          324              330
    Deferred revenue                                                                 1,436            1,309
                                                                                  ---------  ---------------
    TOTAL CURRENT LIABILITIES                                                        4,703            6,323

 Accrued arbitration award                                                             457              463
 Long term debt and other obligations                                                  328              374
                                                                                  ---------  ---------------
 TOTAL LIABILITIES                                                                $  5,488   $        7,160

Shareholders' equity:
   Common stock, no par value; 300,000,000 authorized; Issued and outstanding       35,643           35,159
   22,788,899 and 22,778,899 shares
   Accumulated deficit                                                             (35,027)         (34,891)
   Accumulated other comprehensive loss                                                (21)             (25)
                                                                                  ---------  ---------------
      TOTAL SHAREHOLDERS' EQUITY                                                  $    595   $          243
                                                                                  ---------  ---------------
           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $  6,083   $        7,403
                                                                                  =========  ===============


            See Notes to Condensed Consolidated Financial Statements

           INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                            THREE MONTHS
                                                                         ENDED SEPTEMBER 30,
                                                                          ----------------
                                                                            2002     2001
                                                                          --------  -------
 Net revenues                                                             $ 3,039   $2,575
 Product costs                                                                567      709
                                                                          --------  -------
  GROSS MARGIN                                                              2,472    1,866

 Costs and expenses:
    Sales and marketing                                                       793      524
    General and administrative                                              1,367    1,073
    Research and development                                                  605      608
                                                                          --------  -------
  TOTAL OPERATING EXPENSES                                                  2,765    2,205

                                                                          --------  -------
 OPERATING LOSS                                                              (293)    (339)

 Other income and (expense):
    Interest and other, net                                                   (63)    (436)
    Gain on liquidation of foreign subsidiaries                                42       --
    Gain on extinguishment of debt                                            178    5,727
                                                                          --------  -------
 INCOME (LOSS) BEFORE INCOME TAX                                             (136)   4,952

 Income tax provision                                                          --        1
                                                                          --------  -------
 NET INCOME (LOSS)                                                          ($136)  $4,951
                                                                          ========  =======
Other comprehensive income, net of tax:
    Foreign currency translation, net of tax                                    4        5
                                                                          --------  -------
    OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX                           ($132)  $4,956
                                                                          ========  =======

 Basic earnings (loss) per share                                           ($0.01)  $ 0.51

 Diluted earnings (loss) per share                                         ($0.01)  $ 0.50

 Shares used in computing basic earnings (loss) per share information      22,789    9,711

 Shares used in computing diluted earnings (loss) per share information    22,789    9,916

            See Notes to Condensed Consolidated Financial Statements

           INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      Three Months ended September 30, 2002
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                            Accumulated
                                                                               Other
                                             Common Stock       Accumulated Comprehensive
                                           Shares     Amount     Deficit    Income (Loss)    Total
                                        ------------------------------------------------------------
BALANCE AT JUNE 30, 2002                 22,778,899   $35,159   ($34,891)       ($25)         $243
                                        ------------------------------------------------------------
Issuance of common stock related to:
 Settlement of debt                           10,000        9                                     9
Issuance of warrants related to:
 Employee compensation                                    259                                   259
 Baystar debt refinancing                                 184                                   184
 Consulting services rendered                              36                                    36
Issuance of stock options related to:
 Consulting services rendered                               2                                     2
Variable accounting adjustment                             (6)                                   (6)
Net loss                                                           (136)                       (136)
Foreign currency translation adjustment                                             4             4
                                        ------------------------------------------------------------
 BALANCE AT SEPTEMBER 30, 2002            22,788,899   $35,643   ($35,027)        ($21)         $595
                                        ============================================================



               See Notes to Condensed Consolidated Financial Statements

           INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                THREE MONTHS
                                                              ENDED SEPTEMBER 30,
                                                              -----------------
                                                                2002     2001
                                                              --------  -------
 Cash flows from operating activities:
    NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES             (870)  $  328
                                                              --------  -------

 Cash flows from investing activities:
    Purchase of equipment                                         (21)      (9)
    Purchase of software                                          (11)      --
    Additions to other assets                                      --      (14)
                                                              --------  -------
    NET CASH USED BY INVESTING ACTIVITIES                         (32)     (23)
                                                              --------  -------

 Cash flows from financing activities:
    Note borrowings                                                58       --
    Note repayments                                              (261)    (350)
    Repayment of capital lease obligations                        (45)     (88)
                                                              --------  -------
    NET CASH USED BY FINANCING ACTIVITIES                        (248)    (438)
                                                              --------  -------


 Effect of exchange rate change on cash and cash equivalents        4        5
 Net decrease in cash and cash equivalents                     (1,146)    (128)
 Cash and cash equivalents at beginning of period               2,455    1,230
                                                              --------  -------
   CASH AND CASH EQUIVALENTS AT END OF THE PERIOD             $ 1,309   $1,102
                                                              ========  =======
            See Notes to Condensed Consolidated Financial Statements

          INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.  AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION
       ---------------------

The interim condensed consolidated financial statements have been prepared from the records of International Microcomputer Software, Inc. and Subsidiaries ("IMSI") without audit. All significant inter-company balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial position at September 30, 2002 and the results of operations and cash flows as of and for the three months ended September 30, 2002 and 2001 have been made. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2002. The results of operations for the three months ended September 30, 2002 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

2.     SEGMENT INFORMATION
       -------------------

We have four reportable operating segments based on the sales market. North America and Other Foreign are geographic segments and generate revenues and incur expenses related to the sale of our PC productivity software. The ArtToday segment comprises the revenues and expenses related to subscriptions sold thru ClipArt.com and RebelArtist.com . The Keynomics segment represents our productivity software subsidiary. The following table details segment information as follows (in thousands):

                                                                           NORTH     OTHER
QUARTER ENDED SEPTEMBER 30, 2002          ARTTODAY.COM     KEYNOMICS     AMERICA     FOREIGN    ELIMINATIONS     TOTAL
----------------------------------------------------------------------------------------------------------------------
   Net Revenues                           $1,040           $177          $1,661       $161         $--          $3,039
   Operating income (loss)                   164            (66)           (410)        19          --            (293)
   Identifiable assets                     2,708            476           3,510        270         (881)         6,083

                                                                           NORTH     OTHER
QUARTER ENDED SEPTEMBER 30, 2002          ARTTODAY.COM     KEYNOMICS     AMERICA     FOREIGN    ELIMINATIONS     TOTAL
----------------------------------------------------------------------------------------------------------------------

   Net Revenues                        $     888    $       --         $  1,545   $    142         $ --         $2,575
   Operating income (loss)                   280            --             (638)        19           --           (339)
   Identifiable assets                     1,378            --            4,416        194          (743)        5,245


3.     EARNINGS (LOSS) PER SHARE
       -------------------------

Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon on exercise of stock options and warrants (using the treasury stock method). Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive.

The following table sets forth the computation of basic and diluted earnings
(loss) per share:





                                                                                  THREE MONTHS ENDED
                                                                         ----------------------------------------
                                                                          SEPTEMBER 30, 2002   SEPTEMBER 30, 2001
                                                                         -------------------- --------------------
NUMERATOR:
----------

 Net income (loss)                                                       $          (136,144)  $         4,950,804

 Numerator for basic earnings (loss) per share -available to common
stockholders                                                                        (136,144)            4,950,804

 Numerator for diluted earnings (loss) per share- available to common
stockholders after assumed conversions                                              (136,144)            4,950,804

DENOMINATOR:
-----------
Denominator for basic earnings (loss) per share- weighted average shares
outstanding                                                                       22,788,899             9,710,775

 Effect of dilutive securities using the treasury stock method  as of
September 30, 2001
2,129,291 Warrants Outstanding                                                            --               117,188
1,886,249 Stock Options Outstanding                                                       --                88,159
Effect of dilutive securities using the treasury stock method as of
September 30, 2002
7,366,577 Warrants Outstanding                                                            --                    --
2,081,301 Stock Options Outstanding                                                       --                    --

 Dilutive potential common shares                                                         --               205,347

 Denominator for diluted earnings (loss) per share- adjusted weighted
 average shares and assumed conversion                                            22,788,899             9,916,122

 BASIC EARNINGS (LOSS) PER SHARE                                         $             (0.01)  $              0.51
--------------------------------

 DILUTED EARNINGS (LOSS) PER SHARE                                       $             (0.01)  $              0.50
----------------------------------



A total of 1,621,238 potentially dilutive securities for the quarter ending September 30, 2002 have been excluded from the computation of earnings (loss) per share, as their inclusion would be anti-dilutive.

4.     GAIN ON EXTINGUISHMENT OF DEBT
       ------------------------------

During the fiscal quarters ended September 30, 2002 and 2001, we recognized gains of $178,000 and $5,727,000, respectively, from the extinguishment of debt representing the difference between the carrying balances and the settlement amounts payable to a variety of unsecured creditors.

The following table details the major settlements we entered into during the fiscal quarters ended September 30, 2002 and 2001 and their effects on our financial statements:

                                                       GAIN ON
                     BALANCE BEFORE  BALANCE AFTER  EXTINGUISHMENT
                       SETTLEMENT    SETTLEMENT        OF DEBT
                       ----------    ----------        -------

QUARTER ENDED SEPTEMBER
      30, 2001
BayStar Capital:
   Principal          $   4,500         $626           $3,874
   Interest                 669           --              669
   Penalties              1,087           --            1,087
                       ----------    ----------        -------
TOTAL BAYSTAR             6,256          626            5,630
Other Unsecured Creditors   117           20               97
                       ----------    ----------        -------

GRAND TOTAL           $   6,373         $646           $5,727
                       ==========    ==========        =======


QUARTER ENDED SEPTEMBER
       30, 2002

BayStar Capital        $     681       $597        $   84
Broderbund                   160        150            10
Other Unsecured Creditors    101         17            84
                       ----------    ----------     -------
GRAND TOTAL            $     942       $764        $  178
                       ==========    ==========     =======


5.     RESTRUCTURE OF BAYSTAR DEBT
       ---------------------------

In July 2001, we entered into an agreement with Baystar Capital wherein Baystar agreed to accept $626,000 as settlement of all obligations due totaling $6,260,000. According to the agreement, payments were to be made in four quarterly payments beginning September 30, 2002. Interest was to accrue at 8% per annum from August 31, 2001 until the September 2002 payment and at 12% per annum thereafter until the claim is paid in full on or before June 30, 2003.

On September 30, 2002, we amended the July 2001 agreement whereby Baystar accepted $600,000 payable over six months beginning October 1, 2002. The amendment also calls for us to issue 250,000, ten-year warrants to purchase IMSI common stock at $0.50 per share. As a result of this restructuring, we recognized a $84,000 gain from the extinguishment of debt representing the difference between the carrying balance and the settlement amount. We have made payments totaling $200,000 as of the date of this filing.

6.     NEW ACCOUNTING STANDARDS - ACCOUNTING FOR GOODWILL
       --------------------------------------------------

Effective July 1, 2002, we adopted SFAS NO. 142 GOODWILL AND INTANGIBLE ASSETS. SFAS No. 142 addresses the methods used to amortize intangible assets and to assess impairment of those assets, including goodwill resulting from business combinations accounted for under the purchase method. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, except for the non-amortization provisions of the statement, which are effective for business combinations completed after June 30, 2001. Included in our assets at September 30, 2002 and June 30, 2002, is goodwill with a net carrying value of $271,000. Our policy is to review the recoverability of goodwill at a minimum of once per year and record an impairment loss when the fair value of the assets does not exceed the carrying amount of the asset

With the adoption of SFAS No. 142 on July 1, 2002, we will no longer amortize goodwill which resulted in decreased amortization expense of approximately $20,000 in the three-month period ended September 30, 2002 as compared to $65,000 from the same period in the prior fiscal year.

7.     SUBSEQUENT EVENT - CHANGE IN EXECUTIVE EMPLOYMENT AGREEMENT
       -----------------------------------------------------------

Effective as of November 12, 2002, we amended the Employment Agreement between us and Mr. Martin Wade III, our Chief Executive Officer, dated April 27, 2002 whereby both parties agree to the full and complete cancellation of all outstanding warrants granted to Mr. Wade.

Furthermore, both parties agreed that upon the sale or merger of IMSI, or the acquisition of at least fifty one percent (51%) of our common stock by a single corporate entity (excluding the ownership of existing stockholders), while Mr. Wade is employed as our Chief Executive Officer, we shall pay him the following:

- 1.75% of the total amount of the transaction for any transaction of at least $1.25 per net share
-     7.5% of the amount of the transaction over $1.25 per net share

Such payment shall be made on the same basis as it is made to the common shareholders of IMSI.

When the warrants were issued we recorded $1,037,000 of intrinsic value as a result of the difference between the exercise price of the warrants and the then current market price. We were amortizing this charge over the vesting period of the warrants or twelve months. In the quarter ending December 31, 2002, we will reverse the charges related to the amortization of the intrinsic value of these warrants as they were unvested at the time of this amendment. As a result, general and administrative expense will be reduced by $432,000 in the quarter ending December 31, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the consolidated financial statements and the notes thereto and in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in our Fiscal 2002 Form 10-KSB. This quarterly report on Form 10-QSB, and in particular this "Management's Discussion and Analysis of Financial Condition and Results of Operations," may contain forward-looking statements regarding future events or our future performance. These future events and future performance involve certain risks and uncertainties including those discussed in the "Other Factors That May Affect Future Operating Results" section of this Form 10-QSB, as well as in our Fiscal 2002 Form 10-KSB, as filed with the Securities and Exchange Commission ("SEC"). Actual events or our actual future results may differ materially from any forward-looking statements due to such risks and uncertainties. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. This analysis is not intended to serve as a basis for projection of future events.

CRITICAL ACCOUNTING POLICIES
----------------------------

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

REVENUE RECOGNITION

Revenue is recognized in accordance with American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, With Respect to Certain Transactions. Revenue is recognized when persuasive evidence of an arrangement exists (generally a purchase order), product has been delivered, the fee is fixed and determinable and collection of the resulting account is probable.

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

GOODWILL, INTANGIBLE AND OTHER LONG LIVED ASSETS

Property, equipment, intangible and certain other long-lived assets are amortized over their useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenues. Long-lived assets and goodwill are written down to fair value whenever events or changes indicate that the carrying amount of an asset may not be recoverable. Our policy is to review the recoverability of all long-lived assets including goodwill at a minimum of once per year and record an impairment loss when the fair value of the assets does not exceed the carrying amount of the asset.

RECENT EVENTS (DEBT RESTRUCTURE)
--------------------------------

In July 2001, we entered into an agreement with Baystar Capital wherein Baystar agreed to accept $626,000 as settlement of all obligations due totaling $6,260,000. According to the agreement, payments were to be made in four quarterly payments beginning September 30, 2002. Interest was to accrue at 8% per annum from August 31, 2001 until the September 2002 payment and at 12% per annum thereafter until the claim is paid in full on or before June 30, 2003.

On September 30, 2002, we amended the July 2001 agreement whereby Baystar accepted $600,000 payable over six months beginning October 1, 2002. The amendment also calls for us to issue 250,000, ten-year warrants to purchase IMSI
common stock at $0.50 per share.   As a result of this restructuring, we
recognized a $84,000 gain from the extinguishment of debt representing the difference between the carrying balance and the settlement amount.

We have made payments totaling $200,000 as of the date of this filing.

RESULTS OF OPERATIONS
---------------------

The following table sets forth our results of operations for the fiscal quarters ended September 30, 2002 and 2001 in absolute dollars and as a percentage of net revenues. It also details the changes from the prior fiscal year in absolute dollars and in percentages:



                                    FISCAL QUARTER ENDED SEPTEMBER 30,
                                   ----------------------------------
                                                                        =====================
                                              2002          2001             $ CHANGE FROM
                                    ================= =================      PREVIOUS YEAR
                                                                         $ INCREASE
                                                AS %          AS % OF         /
                                         $   OF SALES  $       SALES      (DECREASE)    %
                                    ================= ================= =====================


Net Revenues                          $3,039   100.0%  $2,575   100.0%     $464     18.0%
Product Cost                          $  567    18.7%     709    27.5%     (142)   -20.0%

GROSS MARGIN                           2,472    81.3%   1,866    72.5%      606     32.5%

Operating Expenses
Sales & Marketing                        793    26.1%     524    20.4%      268     51.2%
General & Administrative               1,367    45.0%   1,073    41.7%      294     27.5%
Research & Development                   605    19.9%     608    23.6%       (3)    -0.5%
TOTAL OPERATING EXPENSES               2,765    91.0%   2,205    85.7%      560     25.4%

OPERATING INCOME (LOSS)                 (293)   -9.7%    (339)  -13.2%       46     13.6%

Other Income (Expenses)
Interest and other expense, Net          (63)   -2.1%    (428)  -16.6%      365    -85.3%
Loss on disposal of fixed assets           -      (8)    -0.3%      7     100.0%
Gain on Liquidation of Foreign Subs       42     1.4%       -      42
Gain on extinguishment of debt           178     5.9%   5,727   222.4%   (5,549)   -96.9%
TOTAL OTHER INCOME (EXPENSES)            157     5.2%   5,291   205.5%   (5,135)   -97.0%

NET INCOME (LOSS) BEFORE INCOME TAX     (136)   -4.5%   4,952   192.3%   (5,088)  -102.7%

Income tax expense (benefit)               -       1      0.1%     (2)   -100.0%

NET INCOME (LOSS)                       (136)   -4.5%   4,951   192.3%   (5,087)  -102.7%


NET REVENUES
------------

Net revenues of each of our principal product categories in dollars and as a percentage of total net revenues for the fiscal quarters ended September 30, 2002 and September 30, 2001 are summarized in the following table (in thousands except for percentage amounts):

                              ----------------------------------------
                                    QUARTER ENDED SEPTEMBER 30,
                              ----------------------------------------
                               2002              2001        CHANGES
                              -------           ------     ---------
                                 $       %       $         %        $    %
----------------------------  -------  ------  ---------  -----  -----  ----
VISUAL DESIGN                 $   967     32%  $     906    35%  $  61   7%
GRAPHIC DESIGN                  1,371     45%      1,055    41%    316  30%
BUSINESS APPLICATION & OTHER      701     23%        614    24%     87  14%
----------------------------  ------------------------------------------------
NET REVENUES                  $ 3,039    100%  $   2,575   100%  $ 464  18%
----------------------------  ------------------------------------------------

Sales of FloorPlan and IMSI's flagship product, TurboCAD , slightly increased in the quarter ended September 30, 2002 as compared to the same reporting period in the previous fiscal year, resulting in an overall increase in revenues in the visual design category. The introduction of TurboCADCAM and sustained direct marketing efforts positively impacted sales in the visual design category.

Despite the decline in revenues from sales of Hijaak , overall revenues in the graphic design category increased substantially during the quarter ended September 30, 2002 as compared to the same quarter of the previous fiscal year. The introduction of several new graphics products along with increased subscriptions for graphic content from our wholly owned subsidiary ArtToday positively impacted revenues in the graphic design category. Revenues from ArtToday were $1,040,000 and represented approximately 76% of total sales in the graphic design category during the period ended September 30, 2002. Sales from ArtToday increased 18% from the $888,000 recognized during the period ended September 30, 2002. This increase is attributable to a higher number of paid subscribers as a result of a wider range of subscription choices and our acquisition of new domain names and satellite web sites. As ArtToday's revenues are based on subscriptions, these amounts are initially deferred and then recognized over the subscription periods, which extend up to twelve months. As of September 30, 2002, approximately $1,037,000 of subscription revenue related to ArtToday was deferred and will be recognized over the next twelve months.

During the quarter ended September 30, 2002, revenues in the business application and other category slightly increased as compared to the same period in the previous fiscal year. The increase was primarily due to our recognition of $177,000 of revenue from Keynomics, a productivity software provider, that we acquired in November 2001 and to sales of TurboTyping, a product line that we introduced in May 2002. The increases were offset by declines in other applications which comprise this category.


                                QUARTER            QUARTER
                         ENDED SEPTEMBER 30,  ENDED SEPTEMBER 30,
                                 2002               2001
                         $     % OF TOTAL    $     % OF TOTAL    $ CHANGE   % CHANGE
                      ------------------- --------------------- --------------------
DOMESTIC SALES          2,725     90%        2,276     88%           449      20%

INTERNATIONAL SALES       314     10%          299     12%            15       5%
                      ------------------- --------------------- --------------------

TOTAL NET SALES        $3,039    100%       $2,575    100%          $464      18%
                       ================== =====================  ===================



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

PRODUCT COSTS
-------------

Our product costs include the costs of diskette and CD-ROM duplication, printing of manuals, packaging and fulfillment, freight-in, freight out, license fees, royalties that we pay to third parties based on sales of published software and amortization of capitalized software acquisition and development costs. Costs associated with the return of products, such as refurbishment and the write down in value of returned goods are also included in product costs. The decrease in product costs in absolute dollars and as a percentage of net revenues in the quarter ended September 30, 2002 as compared to the same quarter from the previous fiscal year was primarily attributable to a change in product mix.

GROSS MARGIN
------------

During the quarter ended September 30, 2002, gross margin improved to 81.3% from 72.5% in the comparable quarter from the previous fiscal year. This improvement is due to the following:

- A shift in our product mix towards the graphic design segment from the visual design segment combined with the high margin contribution from Keynomics as compared to the same quarter from the previous fiscal year.

- Improved gross margin from ArtToday's business as we reduced our royalty expenses.

Given the uncertain product lifecycle for the products which comprise the visual design segment and as we respond to demand for new versions of these products, we may not be able to sustain similar gross margin percentages in future quarters.

SALES AND MARKETING
-------------------

Our sales and marketing expenses consist primarily of salaries and benefits of sales and marketing personnel, commissions, advertising, printing and direct mail expenses. The increase in sales and marketing expenses during the three-month period ended September 30 2002 as compared to the same period in the previous fiscal year is primarily due to the addition of sales and marketing expenses of $139,000 related to Keynomics' business which was acquired in November 2001 and to increased consulting fees.

GENERAL AND ADMINISTRATIVE
--------------------------

Our general and administrative expenses consist primarily of the salaries and benefits for employees in the legal, finance, accounting, human resources, information systems and operations departments and fees to our professional advisors. The increase in general and administrative expenses during the quarter ended September 30, 2002 as compared to the same period from the previous fiscal year was mainly the result of increased general and administrative expenses related to the growth in ArtToday's business including increased internet expenses, consulting fees and non- cash charges including depreciation and amortization related to the acquisition of additional equipment and websites. During the quarter ended September 30, 2002, we recorded $290,000 of charges related to the amortization of equity awards to employees and consultants. This compares to $170,000 recognized in the three-month period ended September 30, 2001.

RESEARCH AND DEVELOPMENT
------------------------

Our research and development expenses consist primarily of salaries and benefits for research and development employees and payments to independent contractors. Research and development costs remained constant in the first quarter of fiscal 2003 as compared to the same quarter in the previous fiscal year. This reflects our commitment to maintain our investment in research and development for our core products and Internet subsidiary, ArtToday by maintaining strong relationships with our development team in Russia.

INTEREST AND OTHER, NET
-----------------------

Interest and other expenses, net, include interest and penalties on debt instruments, foreign currency transaction gains and losses, and other non-recurring items. Interest and other expense, net, decreased substantially in the fiscal quarter ended September 30, 2002, as compared to the three-month period ended September 30, 2001. As described below, the decrease in interest expense is mainly the result of the restructuring of our bank debt during fiscal 2002:

- We entered into an agreement with Silicon Valley Bank in October 2001 for a settlement of the then secured note, which had a balance (including penalties and interest) of approximately $3.3 million. The settlement provided for a new secured promissory note for $1.2 million with 12 monthly payments of $100,000 plus interest at 12% per annum beginning October 20, 2001. In April 2002, we paid the remaining balance of the new $1.2 million promissory note at a $100,000 discount.

- In relation to the plan of merger we signed with DCDC in August 2001, DCDC assumed our $3.6million note due to Union Bank of California. The original merger agreement provided that the note not bear interest except in the event of the termination of the plan of merger. The plan of merger was terminated, pursuant to which DCDC converted the entire outstanding principal amount of $3,580,000 and all interest due under the promissory note it had acquired into 9,000,000 shares of common stock of IMSI and cash in the amount of $250,000 to be paid in monthly installments over 15 months as follows:

-     $10,000 per month for the first five installments starting March 1, 2002
-     $20,000 per month for ten months thereafter

As of September 30, 2002, $140,000 remained outstanding.

- On July 30, 2001 we entered into an agreement with Baystar wherein Baystar agreed to accept $626,000 as settlement of all obligations due. Payments were to be made in four quarterly payments beginning September 30, 2002. Interest was to accrue at 8% per annum from August 31, 2001 until the September 2002 payment, and at 12% per annum thereafter until the claim is paid in full on or before June 30, 2003. This represented a substantial savings on interest expense to the Company. On September 30, 2002, we amended the July 2001 agreement with Baystar whereby Baystar accepted $600,000 payable over six months beginning October 1, 2002. The amendment also calls for us to issue 250,000, ten-year warrants to purchase IMSI common stock at $0.50 per share. As a result of this restructuring, we recognized a $84,000 gain from the extinguishment of debt representing the difference between the carrying balance and the settlement amount. We have made payments totaling $200,000 as of the date of this filing.

GAIN ON EXTINGUISHMENT  OF DEBT
-------------------------------

During the fiscal quarters ended September 30, 2002 and 2001, we recognized gains of $178,000 and $5,727,000, respectively, from the extinguishment of debt representing the difference between the carrying balances and the settlement amounts payable to a variety of unsecured creditors. The following table details the major settlements we entered into during the fiscal quarters ended September 30, 2002 and 2001 and their effects on our financial statements:

The following table illustrates the components of the gain as of September 30, 2001 and 2002;


                                    BALANCE     BALANCE       GAIN ON
                                    BEFORE       AFTER     EXTINGUISHMENT
                                  SETTLEMENT   SETTLEMENT     OF DEBT
QUARTER ENDED SEPTEMBER
     30, 2001

BayStar Capital:
   Principal                      $     4,500  $       626    $  3,874
   Interest                               669           --         669
   Penalties                            1,087           --       1,087
                                  -----------  -----------    --------
TOTAL BAYSTAR                           6,256          626       5,630
Other Unsecured Creditors                 117           20          97
                                  -----------  -----------    --------

GRAND TOTAL                       $     6,373  $       646    $  5,727
                                  ===========  ===========    ========

QUARTER ENDED SEPTEMBER
   30, 2002

BayStar Capital                   $       681  $       597  $     84
Broderbund                                160          150        10
Other Unsecured Creditors                 101           17        84
                                  -----------  -----------  --------
GRAND TOTAL                       $       942  $       764  $    178
                                  ===========  ===========  ========

PROVISION FOR INCOME TAXES
--------------------------

We did not record a tax benefit in the quarter ending September 30, 2002 for domestic tax losses because of the uncertainty of realization. We adhere to Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of September 30, 2002, we had $1,309,000 in cash and cash equivalents. This represents a $1,146,000 decline from the $2,455,000 balance at June 30, 2002. Working capital at September 30, 2002 was a negative $1,205,000. This represents an improvement over both the negative working capital at June 30, 2002 of $1,759,000 and at September 30, 2001 of $11,977,000. The improvement in working capital over the previous fiscal quarter occurred as we further reduced our current liabilities through payments to creditors and restructuring of debt.

Our operating activities used cash of $870,000 during the fiscal quarter ended September 30, 2002. This compares to a positive cash flow generated from operations of $328,000 and $313,000 in the quarters ended September 30, 2001 and June 30, 2002 respectively. The decline in our operating income, the increase in inventory and accounts receivable all contributed to the usage of cash in the quarter ended September 30, 2002. Inventory increased due to our upcoming launch of new products including the Lord of the Rings activity studio product. Accounts receivable increased primarily due to the Keynomics' division as its collection cycle is longer than the other business segments. Our trade accounts payable declined during the quarter ended September 30, 2002 as we released payments in accordance with contractual agreements with suppliers. These combined actions resulted in a decline in our cash flow from operating activities during the quarter ended September 30, 2002 as compared to the same quarter from the previous fiscal year and the previous quarter ended June 30, 2002.

Our investing activities consumed cash of $32,000 and $23,000 during the three months ended September 30, 2002 and 2001 principally to maintain our computer infrastructure. Sequentially, our investing activities declined as we made substantial investments in the acquisition of domain names and web sites during the quarter ended June 30, 2002. This investment is consistent with our strategy to grow ArtToday and position it among the leading content providers over the Internet.

Our financing activities consumed net cash of $248,000 and $438,000 for the three-month period ended September 30, 2002 and 2001 respectively. The decrease in cash used in financing activities as compared to the same quarter in the previous fiscal year is the result of debt restructuring efforts during fiscal 2002.

In June 2002, we entered into two loan agreements with Bank of Marin for $500,000 and $100,000 both of which matured on July 10, 2002. The notes carried a 3% interest rate and were 100% secured by deposits held at the bank. These deposits were classified as restricted cash as of June 30, 2002. Both notes were repaid in full on the maturity date and the deposit accounts, which were assigned to the bank as collateral for the loans, were released.

Historically, we have financed our working capital and capital expenditure requirements primarily from retained earnings, short-term and long-term bank borrowings, capitalized leases and sales of common stock.

To support future growth, we may seek additional equity and/or debt financing. However, we believe that we have sufficient funds to support our operations at least until the end of the current fiscal year, based on our current cash position and other potential credit and equity sources. If we continue to improve our financial performance, we believe that we will be able to obtain any additional financing required. In addition, we will continue to engage in discussions with third parties concerning the sale or license of our remaining non-core product lines and/or the sale or license of part of our assets.

The forecast period of time through which our financial resources will be adequate to support working capital and capital expenditure requirements is a forward-looking statement that involves risks and uncertainties, and actual results could vary. Furthermore, any additional equity financing may be dilutive to shareholders, and debt financing may involve restrictive covenants. If we fail to raise capital when needed, then lack of capital will have a material adverse effect on our business, operating results and financial condition.

OTHER FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS
------------------------------------------------------

Other factors that may cause fluctuations of, or a decline in, operating results in the future include the market factors and competitive factors described in
our Fiscal 2002 Form 10-KSB, under "Risk Factors."   Factors that may affect
operating results in the future include, but are not limited to:

-     Market acceptance of our products or those of our competitors
- Timing of introductions of new products and new versions of existing products
- Expenses relating to the development and promotion of such new products and new version introductions
-     Intense price competition and numerous end-user rebates
-     Projected and actual changes in platforms and technologies
-     Accuracy of forecasts of, and fluctuations in, consumer demand
-     Extent of third party royalty payments
-     Rate of growth of the consumer software and Internet markets
-     Timing of orders or order cancellation from major customers
-     Changes or disruptions in the consumer software distribution channels
- Economic conditions, both generally and within the software or Internet industries

ITEM 3.  CONTROLS AND PROCEDURES

(a) Under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

(b) The Company has evaluated its revenue and equity accounting procedures and developed additional accounting control processes related to these transactions to ensure they are recorded timely and accurately in the financial statements. There have been no other significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

IMAGELINE, INC. VS. INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
--------------------------------------------------------------

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

On September 10, 2002, we filed an ex parte motion to quash and recall the writ of execution and to vacate all levies thereunder on the grounds that we are not in default and have made all installment payments and paid Imageline all royalties due under the settlement agreement, and, further, that Imageline's remedy for defaulted payments was the penalty and interest provisions in the settlement agreement, not execution on the judgment. Our motion also seeks sanctions against Imageline to compensate us for our attorney's fees and expenses in opposing Imageline's conduct. In response, the court stayed all activity and set the motions by both parties for hearing October 23, 2002. We also filed a separate civil action against Imageline for damages for its breach of the settlement agreement and other agreements, for fraud and for unfair competition and are seeking injunctive and other equitable relief. We are vigorously contesting all efforts by Imageline to enforce the judgment and to abandon the settlement agreement.

On October 23, 2002 a hearing was held by Magistrate Judge Zimmerman with respect to the motions filed by IMSI, Imageline, and George Riddick (Imageline
CEO) in the original matter. He took the matter under advisement, and ordered the parties to attend a settlement conference before Magistrate Judge Spiro. The settlement conference is currently scheduled for November 19, 2002.

Additionally, during October 2002 Imageline and George Riddick sought to obtain our consent to a modification of the settlement agreement between the parties, that would have increased and/or accelerated the payments and deliveries from us to them, by threatening to make and prosecute what we know to be unfounded criminal complaints against us and certain of our individual officers and directors. Such threats constitute extortion under California Penal Code 518-20. Consequently, in October 2002, we amended our complaint against Imageline, Inc. and Riddick, already pending in the Northern District of California, to include the tort of extortion, and to include the claim of extortion as further evidence supporting our existing claim of unfair business practices.

As a further means to obtain our consent to a modification of the settlement agreement, Imageline and Riddick threatened to bring a civil action against our wholly owned subsidiary, ArtToday.com, Inc. for willful copyright infringement, but refused to specify which images owned by Imageline were being infringed. Consequently, we, together with ArtToday, were forced to file a complaint on October 21, 2002 against Imageline and George Riddick in the United States District Court for the Eastern District of Virginia for injunctive relief, declaratory relief and damages a) to force them to identify specifically each computer clip art image claimed to be infringed and each alleged occurrence of infringement; b) to get a declaratory judgment declaring our noninfringement of any copyrights owned by them; and c) to recover our cost of suit and attorneys' fees. In apparent response to that suit, on October 25, 2002, Imageline filed against ArtToday an amended complaint in United States District Court for the District of Arizona for copyright infringement seeking, among other things, injunctive relief, an accounting, and damages. This new complaint by Imageline raises the same issues previously raised by our complaint for declaratory relief.

SORRENTINO VS. DIGITAL CREATIVE DEVELOPMENT CORPORATION, ET AL.
---------------------------------------------------------------

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

The August 2002 complaint seeks, among other things, a) compensatory and punitive damages; b) a constructive trust on all of the shares of IMSI stock owned by DCDC and on all of the assets of IMSI; c) an order requiring DCDC to specifically perform their obligations under the settlement agreement, and either provide plaintiffs with a security interest in the assets of IMSI or the shares of IMSI stock held by DCDC; and d) a preliminary and permanent injunction enjoining defendants from transferring the shares of IMSI owned by DCDC and transferring the assets of IMSI, other than in the ordinary course of business, until the obligations of DCDC under the settlement have been satisfied.

The portion of the complaint against IMSI seeking a constructive trust on all of our assets has been dismissed, and we do not have to file a response to the complaint until at least November 25, 2002. We continue to believe that this case, as it relates to IMSI, lacks merit, and we will vigorously defend the matter.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.  OTHER INFORMATION

Effective as of November 12, 2002, we amended the Employment Agreement between us and Mr. Martin Wade III, our Chief Executive Officer, dated April 27, 2002 whereby both parties agree to the full and complete cancellation of all outstanding warrants granted to Mr. Wade.

Furthermore, both parties agreed that upon the sale or merger of IMSI, or the acquisition of at least fifty one percent (51%) of our common stock by a single corporate entity (excluding the ownership of existing stockholders), while Mr. Wade is employed as our Chief Executive Officer, we shall pay him the following:

- 1.75% of the total amount of the transaction for any transaction of at least $1.25 per net share
-     7.5% of the amount of the transaction over $1.25 per net share

Such payment shall be made on the same basis as it is made to the common shareholders of IMSI.

When the warrants were issued we recorded $1,037,000 of intrinsic value as a result of the difference between the exercise price of the warrants and the then current market price. We were amortizing this charge over the vesting period of the warrants or twelve months. In the quarter ending December 31, 2002, we will reverse the charges related to the amortization of the intrinsic value of these warrants as they were unvested at the time of this amendment. As a result, general and administrative expense will be reduced by $432,000 of in the quarter ending December 31, 2002.

On November 29, 2001, we entered into an agreement with DCDC to acquire all issued and outstanding shares of capital stock of Keynomics, a California corporation wholly owned and controlled by DCDC. The transaction was originally accounted for as a transfer between entities under common control. However, in consideration of further interpretive guidance, we have revised our treatment of this transaction to account for it using the purchase method of accounting.
This change in accounting treatment has been reflected in our financial statements as of November 29, 2001. As a result of this modification, we are required to file a Form 8-K which includes the audited financial statements of Keynomics. The company has engaged independent auditor's and will file the appropriate documents on Form 8-K as soon as possible.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS:
---------

The following documents are filed as a part of this Report:

EXHIBIT NUMBER     EXHIBIT TITLE                                         PAGE
--------------     -------------                                         ----


10.1     Amendment to "Executive Employment Agreement"- Martin Wade III     24
99.1     Certification of Chief Executive Officer - Internal controls       25
99.2     Certification of Chief Financial Officer - Internal controls       26
99.3     Certification of Chief Executive Officer Pursuant to
         Section 906 13, of the Sarbanes-Oxley Act of 2002                  27
99.4     Certification of Chief Financial Officer Pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002                      28


REPORTS ON FORM 8-K
-------------------

None.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2002     INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.


By: /s/ Martin Wade, III
Martin Wade, III
Director & Chief Executive Officer


By:  /s/ William J. Bush
William J. Bush
Chief Financial Officer (Principal Accounting Officer)