Form 10QSB/A
period 2001-12-31
INTERNATIONAL MICROCOMPUTER SOFTWARE INC /CA/
filed 2002-12-27
CIK 814929

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                  FORM 10-QSB/A


     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the quarter ended                    DECEMBER 31, 2001
                                                      -----------------

     [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from               to
                                             -------------  ------------

                       Commission File Number     0-15949
                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)


             California                                      94-2862863
    (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                         identification No.)

            75 Rowland Way, Novato, CA                         94945
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

                                YES          NO X
                                                -


As of December 27, 2002, 22,794,232 shares of Registrant's common stock, no par value, were outstanding.

           INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES
                                      INDEX

                                 Explanatory Note

This filing on Form 10-QSB/A is amending our original Form 10-QSB for the interim period ended December 31, 2001 as filed with the Securities and Exchange Commission on February 14, 2002. In consideration of further interpretive guidance, we are restating our interim condensed financial statements for the same period to account for our acquisition of Keynomics, Inc., as disclosed in Notes 1, 8 and 10 to the financial statements, using fair values as compared to the previous accounting which accounted for the transaction as a transfer between entities under common control.

This Quarterly Report on Form 10-QSB/A does not reflect events occurring after the filing of the registrant's Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 2001, or modify or update those disclosures, except as discussed above.




PART I - FINANCIAL INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . .   3

   CONDENSED CONSOLIDATED BALANCE SHEETS. . . . . . . . . .  . . . . . . . . . . . . . . . . .  3

   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE INCOME. . . . . . . . . .  4

   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS. . .  . . . . . . . . . . . . . . . . . . .  5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . .   6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. 17

ITEM 3.  CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  33

PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  34

ITEM 1.  LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  34

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS. . . . . . . . . . . . . . . . . . . . . .  34

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES. . . . . . . . . . . . . . . . . . . . . . . . . . .  34

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . . . . . . . . . . . .  34

ITEM 5.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  34

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . . . . . . . . .  34

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  35

EXHIBIT 99.1. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  36

EXHIBIT 99.2. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  37

EXHIBIT 99.3. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  38

EXHIBIT 99.4. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  39


                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM  1.  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS

           INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)


                                                         ------------  -------------
                                                         December 31,  June 30, 2001
                                                         2001
                                                         ------------  -------------
                                                         (Unaudited)   (Restated)
                                                         ------------  -------------
                                                          (Restated)
ASSETS
Current assets:
Cash and cash equivalents:                               $     1,183   $       1,230
Receivables, less allowances for doubtful
accounts, discounts and returns of $221 and $182               1,140             940
Inventories                                                      310             113
Prepaid royalties and licenses                                    83             229
Other current assets                                             325             362
                                                         ------------  -------------
Total current assets                                           3,041           2,874

Fixed assets, net                                                461             580

Capitalized software development costs, net                    1,284           1,305
Other assets, net                                              1,247           1,229
                                                         -----------   -------------
Total assets                                             $     6,033   $       5,988
                                                         ===========   =============
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Current portion long-term debt                           $     2,188   $      11,682
Note payable to related party                                  3,730              --
Trade accounts payable                                         2,191           2,353
Accrued interest and penalties payable                            42           2,293
Accrued and other liabilities                                  2,669           2,717
Accrued arbitration award-current                                119             131
Deferred revenue                                               1,600           1,178
                                                         -----------   -------------
Total current liabilities                                     12,539          20,354


Accrued arbitration award                                        696             702
Long term debt and other obligations                             371             179
                                                         ------------  -------------
Total liabilities                                             13,606          21,235

Shareholders' deficit:
Common stock, no par value; 300,000,000 authorized;
Issued and outstanding 10,212,328 and 9,695,740 shares        29,286          28,754
Accumulated deficit                                          (36,855)        (44,008)
Accumulated other comprehensive income (loss)                     (4)              7
                                                         ------------  -------------
Total shareholders' deficit                                  ($7,573)       ($15,247)
                                                         ------------  -------------
Total liabilities and shareholders' deficit              $     6,033   $       5,988
                                                         ============  =============

            See Notes to Condensed Consolidated Financial Statements

           INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                             Three  Months Ended       Six  Months Ended
                                                             December  31,             December  31,
                                                             -----------------------   ------------------------
                                                             2001         2000         2001         2000
                                                             (Restated)   (Restated)   (Restated)   (Restated)
                                                             -----------------------   ------------------------
Net revenues                                                 $    3,149   $    3,234   $    5,724   $    6,292
Product costs                                                       809          845        1,518        1,810
                                                             ------------------------  ------------------------
Gross margin                                                      2,340        2,389        4,206        4,491


Costs and expenses:
Sales and marketing                                                 668          654        1,193        1,171
General and administrative                                        1,246        1,030        2,319        1,982
Research and development                                            537          684        1,145        1,357
                                                             ------------------------  ------------------------
Total operating expenses                                          2,451        2,368        4,657        4,510
                                                             ------------------------  ------------------------
Operating income (loss)                                            (111)          21         (451)         (19)


Gain on product line sale                                            20           --           20          285
Interest and other, net                                             (61)        (534)        (466)       (1,08)
Gain (loss) on disposition of fixed assets                            8            1            1           (4)
Other income                                                        104           --           79           --
Gain on extinguishment of debt                                    2,243           --        7,970           --
Settlement of fee agreement                                          --           --           --         (187)
                                                             ------------------------  ------------------------
Income (Loss) before income tax and cumulative effect of
 change in accounting principle                                   2,203         (512)       7,153       (1,012)

Income tax provision (benefit)                                        1            2            3           (6)
                                                             ------------------------  ------------------------
Income (Loss) before cumulative effect of change in
accounting principle                                              2,202         (514)       7,150       (1,006)

Cumulative effect of change in accounting principle                  --         (285)          --         (285)
                                                             ------------------------  ------------------------
                                                             ------------------------  ------------------------
Net income (loss)                                            $    2,202   $     (799)  $    7,150   $   (1,291)
                                                             ========================  ========================

Other comprehensive income (loss), net of tax:
    Foreign currency translation, net of tax                        (16)           1          (12)           4
    Other comprehensive income (loss), net of tax            $    2,186   $     (798)  $    7,138   $   (1,287)
                                                             ========================  ========================

Basic earnings (loss) per share                              $     0.22   $    (0.08)  $     0.73   $    (0.13)

Diluted earnings (loss) per share                            $     0.21   $    (0.08)  $     0.68   $    (0.13)

Shares used in computing basic earnings (loss) per share
information                                                       9,810        9,694        9,860        9,680

Shares used in computing diluted earnings (loss) per share
information                                                      10,417        9,694       10,467        9,680

            See Notes to Condensed Consolidated Financial Statements

           INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                        Six Months Ended December 31,
                                                                        -----------------------------
                                                                        2001           2000
                                                                        (Restated)     (Restated)
                                                                        -------------  --------------
Cash flows from operating activities:
Net cash provided by operating activities                               $         733  $          447

Cash flows from investing activities:
Proceeds from product line and domain name sales                                   20             285
Purchase of equipment and furniture                                               (24)           (309)
Software development costs                                                         (5)             --
Acquisition of subsidiary from affiliated company                                (266)             --
Other                                                                              (3)             --
                                                                        -------------  --------------
Net cash used by investing activities                                            (278)            (24)
                                                                        -------------  --------------

Cash flows from financing activities:
Credit line borrowings                                                             65              --
Increase in notes payable                                                         150              --
Repayment of term loans                                                          (550)            (20)
Repayment of capital lease obligations                                           (158)            (98)
Proceeds from issuance of common stock                                              2              11
                                                                        -------------  --------------
Net cash used by financing activities                                            (491)           (107)
                                                                        -------------  --------------

Effect of exchange rate change on cash and cash equivalents                       (11)              3
Net increase (decrease) in cash and cash equivalents                              (47)            319
Cash and cash equivalents at beginning of period                                1,230           1,477
                                                                        -------------  --------------
Cash and cash equivalents at end of the period                          $       1,183  $        1,796
                                                                        =============  ==============




Supplemental disclosure of non-cash investing and financing activities

Note payable arising from acquisition of Keynomics                      $         150

            See Notes to Condensed Consolidated Financial Statements

          INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.  AND SUBSIDIARIES

NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS

1.  BASIS  OF  PRESENTATION
---------------------------

On November 29, 2001, we entered into an agreement to acquire all issued and outstanding shares of the capital stock of Keynomics, Inc., a California corporation focused on productivity enhancement software. Keynomics was a wholly owned subsidiary of Digital Creative Development Corporation ("DCDC"). We originally accounted for this acquisition as a transfer between entities under common control because at the time of the acquisition, the IMSI board of directors was identical to the DCDC board of directors, with the exception of Mr. Robert Mayer, who was a board member of IMSI only. Additionally, Mr. Martin Wade and Mr. Vincent DeLorenzo served as the Chief Executive Officer and Chief Financial Officer, respectively, of both companies. Using the guidance for accounting for entities under common control, we had restated the financial statements for all prior periods similar to a pooling of interests.

However, in consideration of further interpretive guidance, we have revised our treatment of this transaction to account for it using the purchase method of accounting. We are hereby amending our original form 10-QSB for the interim period ended December 31, 2001 as filed with the Securities and Exchange Commission on February 14, 2002 and restating our interim condensed consolidated financial statements for the same period to account for the change in accounting treatment relative to the Keynomics' acquisition.

This amended filing has not been updated for events which have occurred subsequent to the initial filing of the Form 10-QSB on February 14, 2002 with the exception of the modification for the accounting treatment of the Keynomics acquisition as disclosed in Note 8 and 10 and the termination of the merger with DCDC as disclosed in Note 9.

The originally filed Form 10-QSB for the quarter ended December 31, 2001 presented restated historical financial statements as of June 30, 2001 and for the three and six months ended December 31, 2001 to reflect the Keynomics transaction as a transfer among entities under common control. This treatment required us to present our financial information as if Keynomics had been a part of IMSI in all periods presented. As a result of revising the accounting treatment to reflect the business combination as a purchase, the financial statements as of June 30, 2001 and for the three and six months ended December 31, 2001 have been adjusted to include the results of Keynomics only from the date of acquisition.

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


2.  REALIZATION  OF  ASSETS
---------------------------

The financial statements have been prepared on a basis that contemplates our continuation as a going concern and the realization of assets and liquidation of liabilities in the ordinary course of business. We have an accumulated deficit of $36,855 and negative working capital of $ 9,498 as of December 31, 2001.

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

3.  SIGNIFICANT  CHANGES  IN  OTHER  ASSETS
-------------------------------------------

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



                                                                                                  Effect on Capitalized
Description of transaction                                                                        Distribution Rights

Reclassification of remaining basis in OrgPlus from Goodwill and Capitalized
Brand                                                                                             $675,000
Agreement to pay advances to Human Concepts for rights to distribute OrgPlus                      270,000
Grant to Broderbund of credit against future royalties                                            250,000
Agreement to pay settlement for all amounts owed (four quarterly payments
beginning August 2002)                                                                            160,000
Grant to Broderbund of 800,000 names to use for 4 mailings                                        76,000
Broderbund return of 200,000 shares of IMSI common stock at $0.26 per share
previously issued for the acquisition of OrgPlus                                                  (52,000)
Release of liabilities on our books to Broderbund and its predecessors                            (624,000)
                                                                                                  --------------
                                                                                                  $755,000
                                                                                                  ==============



Capitalized Distribution Rights are being amortized over a period of 48 months, the initial period of the distribution agreement with Human Concepts.

4.  SEGMENT  INFORMATION
------------------------

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

                                                                     North            Other
RESTATED                                ArtToday.com    Keynomics    America          Foreign          Eliminations   Total
                                        --------------  -----------  ---------------  ---------------  -------------  -------
                                                        Restated                                                      Restated

Three Months  Ended
December 31, 2001

Net Revenues-external                   $1,043          $81          $1,887           $138             --             $3,149
                                        --------------  -----------  ---------------  ---------------  -------------  -------
Operating income (loss)                 327             (19)         (432)            13               --             (111)
                                        --------------  -----------  ---------------  ---------------  -------------  -------
Identifiable assets                     1,394           252          4,548            (123)            (38)           6,033
                                        --------------  -----------  ---------------  ---------------  -------------  -------

Three Months Ended December 31, 2000

Net Revenues-external                   $722            --           $2,439           $73              --             $3,234
                                        --------------  -----------  ---------------  ---------------  -------------  -------
Operating income (loss)                 (42)            --           53               10               --             21
                                        --------------  -----------  ---------------  ---------------  -------------  -------
Identifiable assets                     1,125           --           6,681            (12)             --             7,794
                                        --------------  -----------  ---------------  ---------------  -------------  -------

Six months Ended December 31, 2001

Net Revenues-external                   $1,930          $81          $3,432           $281             --             $5,724
                                        --------------  -----------  ---------------  ---------------  -------------  -------
Operating income (loss)                 606             (19)         (1,069)          32               --             (450)
                                        --------------  -----------  ---------------  ---------------  -------------  -------
Identifiable assets                     1,394           252          4,548            (123)            (38)           6,033
                                        --------------  -----------  ---------------  ---------------  -------------  -------

Six months Ended December 31, 2000

Net Revenues-external                   1,531                        4,576            185              --             6,292
                                        --------------  -----------  ---------------  ---------------  -------------  -------
Operating income (loss)                 44                           (89)             25               --             (20)
                                        --------------  -----------  ---------------  ---------------  -------------  -------
Identifiable assets                     1,125                        6,832            (12)             --             7,945
                                        --------------  -----------  ---------------  ---------------  -------------  -------



5.  EARNINGS  (LOSS)  PER  SHARE
--------------------------------

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

The  following  tables  set  forth the computation of basic and diluted earnings
(loss)  per  share  (in  thousands,  except  per  share  amounts):



                                                                                 Three  months  ended
                                                                                 ---------------------------------------

                                                                                 December 31,         December 31,
                                                                                 2001                 2000
                                                                                 ------------------  -------------------
Numerator:
 Net income (loss)                                                                          $ 2,202              $ (799)

 Numerator for basic earnings per share (loss) available to common
 stockholders                                                                                 2,202                (799)

 Numerator for diluted earnings per share (loss) available to common
stockholders after assumed conversions                                                        2,202                (799)

Denominator:

Denominator for basic earnings per share - weighted average shares outstanding            9,809,876           9,693,892

 Effect of dilutive securities using the treasury stock method as at
 December 31, 2000
664,291 Warrants Outstanding                                                                     --                  --
2,123,271 Stock Options Outstanding                                                              --                  --
Effect of dilutive securities using the treasury stock method as at
December 31, 2001
 2,821,791Warrants Outstanding                                                              428,214                  --
1,800,162 Stock Options Outstanding                                                         178,670                  --

 Dilutive potential common shares                                                           606,884                  --

 Denominator for diluted earnings per share                                              10,416,760           9,693,892

 Basic earnings (loss) per share                                                             $ 0.22             $ (0.08)

 Diluted earnings (loss) per share                                                           $ 0.21             $ (0.08)

                                                                       Six  months  ended
                                                                       ---------------------------------------
                                                                       December 31, 2001   December 31,
                                                                                           2000
                                                                       ------------------  -------------------
Numerator:
 Net income (loss)                                                                $ 7,150            $ (1,291)

 Numerator for basic earnings per share (loss) available to
 common stockholders                                                                7,150              (1,291)

 Numerator for diluted earnings per share (loss) available to
common stockholders after assumed conversions                                       7,150              (1,291)

Denominator:

Denominator for basic earnings per share- weighted average
shares outstanding                                                              9,860,325           9,680,040

 Effect of dilutive securities using the treasury stock method as at
 December 31, 2000
664,291 Warrants Outstanding                                                           --                  --
2,123,271 Stock Options Outstanding                                                    --                  --
Effect of dilutive securities using the treasury stock method as at
 December 31, 2001
 2,821,791Warrants Outstanding                                                    428,214                  --
1,800,162 Stock Options Outstanding                                               178,670                  --

 Dilutive potential common shares                                                 606,884                  --

 Denominator for diluted earnings per share                                    10,467,209           9,680,040

 Basic earnings (loss) per share                                                   $ 0.73             $ (0.13)

 Diluted earnings (loss) per share                                                 $ 0.68             $ (0.13)


6.  NEW  ACCOUNTING  STANDARDS
------------------------------

In June 2001, the Financial Accounting Standards Board adopted SFAS No. 142 Goodwill And Intangible Assets. SFAS No. 142 addresses the methods used to amortize intangible assets and to assess impairment of those assets, including goodwill resulting from business combinations accounted for under the purchase method. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, except for the non-amortization provisions of the statement, which are effective for business combinations completed after June 30, 2001. Included in our assets at December 31, 2001, is goodwill with a net carrying values of $133,000 and $179,000 relating to the acquisitions of ArtToday.com and Keynomics, respectively. OrgPlus goodwill, which was included in this category prior to this quarter, was transferred to capitalized distribution rights in conjunction with the settlement of a dispute regarding our software license and distribution agreement with Broderbund and concurrent software assignment, license and distribution agreements with Human Concepts.

Upon adoption of SFAS No. 142, we will no longer amortize goodwill related to ArtToday.com, decreasing amortization expense by approximately $81,000 in fiscal 2003. We are required to assess this goodwill for impairment in the year of adoption. We do not expect the adoption of SFAS No. 142 to have a material effect on our financial condition or results of operation. Since we are restating our accounting of the Keynomics' acquisition to account for it using the purchase methodology, and since the acquisition occurred after June 30, 2001, we will not record any amortization relating to the Keynomics' goodwill, instead we will assess this goodwill for impairment and will adjust the carrying value accordingly if such impairment exists.

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

In 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, as well as the provisions of APB Opinion 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, that address the disposal of a business. SFAS 144 also amends ARB 51, Consolidated Financial Statements, to eliminate the exception to consolidate a subsidiary for which control is likely to be temporary. SFAS 144 carries over the recognition and measurement provisions of SFAS 121, but differs from SFAS 121 in that it provides guidance for estimating future cash flows to test recoverability. SFAS 144 also includes criteria that have to be met for an entity to classify a long-lived asset or asset group as held for sale, and extends the presentation of discontinued operations permitted by Opinion 30 to include disposals of a component of an entity. SFAS 144 is effective for fiscal years beginning after December 15, 2001, except for the disposal provisions, which are immediately effective. We do not expect the adoption of SFAS No. 144 to have a material effect on our financial condition or results of operation.

7.  GAIN  ON  EXTINGUISHMENT  OF  DEBT
--------------------------------------

During the fiscal quarter ended December 31, 2001, we recognized $2,243,000 gain from extinguishment of debt. $2,062,000 was related to the forgiveness of a portion of the principal and accrued interest on the Silicon Valley Bank note. $140,000 was related to the forgiveness of amounts payable to Light Work Design and $40,500 was related to the forgiveness of amounts payable to Microsoft. Light Work Design and Microsoft are two unsecured creditors that were owed royalties.

In the quarter ended September 30, 2001, we recognized a gain of $5,727,000 related to the extinguishment of debt to BayStar Capital and DelRay Technologies. BayStar Capital agreed to settle for 10% of the principal and accrued interest and penalties outstanding. Payments are to be made in four quarterly installments beginning September 30, 2002, with interest accruing at the rate of 8% per annum from August 31, 2001 to the date of the first installment. Thereafter, the interest rate is 12% per annum until the note is paid in full on or before June 30, 2003. DelRay Technologies agreed to a one-time payment of $20,000 as settlement in full of its outstanding claim.

These combined transactions resulted into an aggregate forgiveness of debt gain of $7,970,000 for the six-month period ended December 31, 2001.

8.  KEYNOMICS  ACQUISITION
--------------------------

On November 29, 2001, we entered into an agreement to acquire all issued and outstanding shares of the capital stock of Keynomics, Inc., a California corporation focused on productivity enhancement software. Keynomics was a wholly owned subsidiary of DCDC. We originally accounted for this acquisition as a transfer between entities under common control because at the time of the acquisition, the IMSI board of directors was identical to the DCDC board of directors with the exception of Mr. Robert Mayer, who was a board member of IMSI only. Additionally, Mr. Martin Wade and Mr. Vincent DeLorenzo served as the
Chief Executive Officer and Chief Financial Officer, respectively, of both companies. Using the guidance for accounting for entities under common control, we had restated the financial statements for all prior periods similar to a pooling of interests.

However, in consideration of further interpretive guidance, we have revised our treatment of this transaction to account for it using the purchase method of accounting. This change in accounting treatment has been reflected in our financial statements as of November 29, 2001.

The aggregate purchase price was $300,000 and we assumed approximately $566,000 of liabilities from Keynomics. The consideration was comprised of three components; i) $50,000 in cash paid at closing, ii) $100,000 in management fees and iii) a $150,000 note payable. As of June 30, 2002, $300,000 had been paid to DCDC and the note in favor of DCDC has been canceled.

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

     $500,000  in  the  fiscal  year  ending  June  30,  2003
     $1,000,000  in  the  fiscal  year  ending  June  30,  2004
     $1,500,000  in  the  fiscal  year  ending  June  30,  2005

Furthermore, potential payments would have been due DCDC if we had sold substantially all of the capital stock or substantially all of the assets of Keynomics before June 2002. Such payments would have been fifty percent of any amount in excess of $1.2 million. No payments were due or earned as no transaction to sell substantially all of the assets of Keynomics occurred before June 2002 .

As of the date of the purchase, Keynomics had $245,000 of promissory notes outstanding. Subsequent to the acquisition of Keynomics by IMSI, holders of an aggregate $225,000 of the outstanding notes agreed to convert them into 661,765 shares of IMSI's capital stock at $0.34 per share. Gordon Landies, our president, and Paul Jakab, our Chief Operating Officer, received 192,079 and 10,232 shares of IMSI's capital stock, respectively, in exchange for their outstanding promissory notes from Keynomics. Joe Abrams, an IMSI related party, received 287,389 shares in exchange for his outstanding promissory note to Keynomics. Mr. Abrams holds IMSI stock options and warrants, which if exercised, would result in ownership exceeding 5% of the total shares outstanding.

The  allocation  of  the  purchase  price  is  as  follows  (in  thousands):



Consideration Paid
Cash                                   $  50
Note Payable                             150
Management Fees                          100
Total Consideration                           $               300
                                              ===================
Allocation of Consideration to Assets
Current Assets                           379
Long Term Assets                          73
Liabilities Assumed                     (566)
Identifiable Intangibles                 235
Assumed Goodwill                         179
Allocated Assets                              $               300
                                              ====================



The identifiable intangibles consist of software development costs that will be amortized over 3 years. At December 31, 2001, we had amortized approximately
$7,000  with  a  remaining  balance  of  approximately  $228,000.

We began to consolidate Keynomics from the date of the acquisition. The following unaudited condensed balance sheets as of December 31, 2001 and June 30, 2001 and unaudited condensed income statements for the three and six months ended December 31, 2001 and 2000 reflect our pro forma financial results as if we had completed the acquisition of Keynomics effective July 1, 2000.


                                               December 31, 2001    June 30, 2001

BALANCE SHEET (in thousands)
ASSETS
Current assets                                            $3,033           $3,311
Long term assets                                           2,585            3,180
Total assets                                              $5,618           $6,491

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities                                       12,554           21,128
Long term liabilities                                      1,120              933
Total liabilities                                         13,674           22,061

Total shareholders' deficit                               (8,056)         (15,570)

Total liabilities and shareholders' deficit               $5,618           $6,491



STATEMENTS  OF OPERATIONS                                                 Three months ended      Three  months  ended
AND COMPREHENSIVE INCOME  (in thousands)                                  December 31,2001        December31,2000

Net revenues                                                                              $3,656                   $3,370
Product costs                                                                                812                      851
Gross margin                                                                               2,844                    2,519

Total operating expenses                                                                   2,675                    2,706

Operating income (loss)                                                                      169                    (187)

Other Income / Expense                                                                     (234)                    (533)
Gain on extinguishment of debt                                                             2,243                        -

Income (Loss) before income tax and cumulative
effect of change in accounting principle                                                   2,178                    (720)

Income tax provision (benefit)                                                                 1                        2

Income (Loss) before cumulative effect of change in
accounting principle                                                                        2179                    (722)

Cumulative effect of change in accounting principle                                            -                    (285)

Net income (loss)                                                                         $2,179                 $(1,007)

Diluted Earnings (Loss) per Share                                                          $0.22                  $(0.10)




STATEMENTS  OF OPERATIONS                                                  Six months ended       Six  months  ended
AND COMPREHENSIVE INCOME  (in thousands)                                   December 31,2001       December31,2000

Net revenues                                                                              $6,320                   $6,630
Product costs                                                                              1,521                    1,810
Gross margin                                                                               4,799                    4,820

Total operating expenses                                                                   5,220                    5,223

Operating income (loss)                                                                    (421)                    (403)

Other Income / Expense                                                                     (669)                    (994)
Gain on extinguishment of debt                                                             7,970                        -

Income (Loss) before income tax and
 cumulative effect of change in accounting
 principle                                                                                 6,880                  (1,397)

Income tax provision (benefit)                                                                 3                      (6)

Income (Loss) before cumulative effect of
 change in accounting principle                                                            6,877                  (1,391)

Cumulative effect of change in accounting
 principle                                                                                     -                    (285)

Net income (loss)                                                                         $6,877                 $(1,676)

Diluted Earnings (Loss) per Share                                                          $0.70                  $(0.17)



9.  SUBSEQUENT  EVENT  (RESTATED)
---------------------------------

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

$10,000  per  month  for  the  first  five  installments  starting March 1, 2002
$20,000  per  month  for  ten  months  thereafter

Consistent with the Keynomics transaction, we had previously accounted for this transaction as an arrangement between entities under common control, and as a result did not record any gain or loss on the extinguishment of the note.

However, in consideration of further interpretive guidance, we have revised our treatment of this transaction to account for it using fair values. This change has resulted in our recognizing a loss on the transaction of $495,000 in the quarter ended March 31, 2002. The loss on extinguishment was determined as follows (dollars in thousands, except per share amounts):

Book Value of Debt                                                $       3,580
                                                                  =============
FMV of Stock
    Shares Issued                        9,000,000
    Market Value per Share     $              0.425
    Total Value of Stock                            $    3,825

 Cash Paid                                          $      250

 Total Consideration                                              $       4,075
                                                                  =============

 Loss from Stock Issuance                                         $       (495)
                                                                  =============



The effect of this transaction will be recorded in our amended Form 10-QSB/A for the interim period ended March 31, 2002 as filed with the Securities and Exchange Commission.

10.  UNAUDITED  QUARTERLY  FINANCIAL  INFORMATION  (RESTATED)
-------------------------------------------------------------

This filing on form 10-QSB/A is amending our original form 10-QSB for the interim period ended December 31, 2001 as filed with the Securities and Exchange Commission. We are restating our interim condensed consolidated financial statements for the same period to account for the change in accounting treatment relative to the Keynomics' acquisition from DCDC. This transaction had been accounted for under the assumption that the two companies, DCDC and IMSI, were under common control. This resulted in the Keynomics transaction being recorded using the "pooling of interests" methodology.

Since this transaction was initially disclosed in our Form 10-QSB for the period ended December 31, 2001, in consideration of further interpretive guidance and we have revised our treatment of this transaction to account for it using fair values. The effect of this restatement is as follows:

CONSOLIDATED STATEMENT OF INCOME
in thousands, except per share data

all amounts unaudited                     UNAUDITED                         UNAUDITED                          UNAUDITED
                              Quarter Ended September 30, 2001   Quarter Ended December 31, 2001 Six Months Ended December 31, 2002
                                 As                                 As                                  As
                               Reported  Restated  Difference     Reported  Restated  Difference      Reported  Restated Difference
                            -----------  --------  ----------     --------  --------  ----------      --------  -------- ---------

Net Revenues                   $2,664    $2,575    ($89)(1)       $ 3,656   $3,149      ($507)(1)     $6,320    $5,724       ($596)

Product Costs                     709       709       -               812      809          3 (2)      1,521     1,518          (3)
                            -----------  --------  ----------      -------- --------  ----------      --------  --------  ---------
Gross Margin                    1,955     1,866     (89)            2,844    2,340       (504)         4,799     4,206        (593)
                            -----------  --------  ----------      -------- --------  ----------      --------  --------  ---------
Costs and Expenses:
  Sales and Marketing             697       524     173 (1)           811      668        143 (1)      1,508     1,193        (315)
  General and
    Administrative              1,206     1,073     133 (1)         1,298    1,246         52 (1)&3)   2,504     2,319        (185)
  Research and
    Development                   641       608      33 (1)           566      537         29 (1)      1,207     1,145         (67)
                            -----------  --------  ----------      -------- --------  ----------      --------  --------  ---------
Total Operating Expenses        2,544     2,205     339             2,675    2,451        224          5,219     4,657         562
                            -----------  --------  ----------      -------- --------  ----------      --------  --------  ---------

                            -----------  --------  ----------      -------- --------  ----------      --------  --------  ---------
Operating Income (Loss)          (589)     (339)    250               169     (111)      (280)          (420)     (451)        (31)
                            ===========  ========  ==========      ======== ========  ==========      ========  ========  =========


Other Income (Expense)
  Interest and Other
    Expense                      (437)     (431)      6 (1)          (262)      44        306 (1)&4)    (699)     (387)        312
  Loss on the early
    Extinguishment of
    Debt                          -         -         -               -         -         -              -                     -
  Gain (Loss) Disposal
    of Assets                     -          (5)     (5)                8        8        -                8         1          (7)
  Gain on Sales of
    Product Lines                 -         -         -                20       20        -               20        20         -
  Gain from Forgiveness
    of Debt                     5,727     5,727       -             2,243    2,243        -            7,970     7,970         -
                           -----------  --------  ----------      -------- --------  ----------      --------  --------  ----------
Income (Loss) Before Taxes      4,701     4,952     251             2,178    2,204        26           6,879     7,153         274
                           -----------  --------  ----------      -------- --------  ----------      --------  --------  ----------

Income Tax Expense
  (Benefit)                         1         1       -                 1        1        -                2         3           1

                           -----------  --------  ----------      -------- --------  ----------      --------  --------  ----------
Net Income                     $4,700    $4,951    $251           $ 2,177    2,203       $26          $6,877    $7,150        $273
                           ===========  ========  ==========      ======== ========  ==========      ========  ========  ==========


Diluted Income (loss) per
  Share                    $     0.48   $  0.50    $0.02          $  0.21  $  0.21  $   0.00        $   0.70   $  0.73   $    0.03

Shares Used in Computing
  earnings (loss)               9,858     9,858   9,858            10,409   10,409    10,049          9,760      9,760       9,760
  per share information



INDEX  TO  ADJUSTMENTS:
-----------------------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the consolidated financial statements and the notes thereto and in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in our Fiscal 2001 Form 10-K. This quarterly report on Form 10-QSB/A, and in particular this "Management's Discussion and Analysis of Financial Condition and Results of Operations," may contain forward-looking statements regarding future events or our future performance. These future events and future performance involve certain risks and uncertainties including those discussed in the "Other Factors That May Affect Future Operating Results" section of this Form 10-QSB/A, as well as in our Fiscal 2001 Form 10-K, as filed with the Securities and Exchange Commission ("SEC"). Actual events or our actual future results may differ materially from any forward-looking statements due to such risks and uncertainties. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. This analysis is not intended to serve as a basis for projection of future events.

This filing on Form 10-QSB/A is amending our original Form 10-QSB for the interim period ended December 31, 2001 as filed with the Securities and Exchange Commission on February 14, 2002. We are restating our interim condensed consolidated financial statements for the same period to reflect the modification of our accounting treatment relative to the Keynomics acquisition that was effective on November 29, 2001. All other subsequent events, including the termination of the merger agreement with DCDC, effective as of March 1, 2002, and their effect on our financial conditions have not been reflected in this form 10-QSB/A.

CRITICAL  ACCOUNTING  POLICIES
------------------------------

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

     * Revenue from packaged product sales to resellers and end users is recorded at the time of the sale net of estimated returns.
     * Revenue from sales to distributors is recognized when the product sells through to retailers and end users. Sales to distributors permit limited rights of return according to the terms of the contract.
     * For software delivered via the Internet, revenue is recorded when the customer downloads the software.
     *    Subscription  revenue  is recognized ratably over the contract period.
     * Revenue from hybrid products is allocated to the underlying components based on the ratio of the value of each component to the total price and each portion is recognized accordingly.
     * Non-refundable advanced payments received under license agreements with no defined terms are recognized as revenue when the customer accepts the delivered software.

     * Revenue from software licensed to developers, including amounts in excess of non-refundable advanced payments, is recorded as the developers ship products containing the licensed software.
     * Revenue from minimum guaranteed royalties in republishing agreements is recognized ratably over the term of the agreement. Royalties in excess of the guaranteed minimums are recognized when collected.
     * Revenue from Original Equipment Manufacturer (OEM) contracts is recognized upon completion of our contractual obligations. The purpose of OEM contracts is to increase our customer base by seeding the marketplace with older versions of our software, bundled with other manufacturers' products.

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

RECENT  EVENTS
--------------

                              KEYNOMICS ACQUISITION

On November 29, 2001, we entered into an agreement to acquire all issued and outstanding shares of the capital stock of Keynomics, Inc., a California corporation focused on productivity enhancement software. Keynomics was a wholly owned subsidiary of DCDC. We originally accounted for this acquisition as a transfer between entities under common control because at the time of the acquisition, the IMSI board of directors was identical to the DCDC board of directors with the exception of Mr. Robert Mayer, who was a board member of IMSI only. Additionally, Mr. Martin Wade and Mr. Vincent DeLorenzo served as the
Chief Executive Officer and Chief Financial Officer, respectively, of both companies. Using the guidance for accounting for entities under common control, we had restated the financial statements for all prior periods similar to a pooling of interests.

However, in consideration of further interpretive guidance, we have revised our treatment of this transaction to account for it using the purchase method of accounting. This change in accounting treatment has been reflected in our financial statements as of November 29, 2001.

The aggregate purchase price was $300,000 and we assumed approximately $566,000 of liabilities from Keynomics. The consideration was comprised of three components; i) $50,000 in cash paid at closing, ii) $100,000 in management fees and iii) a $150,000 note payable. As of June 30, 2002, the entire $300,000 had been paid to DCDC.

The agreement also called for contingent consideration depending on Keynomics' performance. These amounts, payable 60 days after the end of the next three fiscal years, consist of 50% of Keynomics' net operating income, if any, in excess of:

   *     $500,000  in  the  fiscal  year  ending  June  30,  2003
   *     $1,000,000  in  the  fiscal  year  ending  June  30,  2004
   *     $1,500,000  in  the  fiscal  year  ending  June  30,  2005

Furthermore, potential payments would have been due DCDC if we had sold substantially all of the capital stock or substantially all of the assets of Keynomics before June 2002. Such payments would have been fifty percent of any amount in excess of $1.2 million. No payments were due or earned as no transactions to sell substantially all of the assets of Keynomics occurred before June 2002.

As of the date of the purchase, Keynomics had $245,000 of promissory notes outstanding. Subsequent to the acquisition of Keynomics by IMSI, holders of an aggregate $225,000 of the outstanding notes agreed to convert them into 661,765 shares of IMSI's capital stock at $0.34 per share. Gordon Landies, our president, and Paul Jakab, our Chief Operating Officer, received 192,079 and 10,232 shares of IMSI's capital stock, respectively, in exchange for their outstanding promissory notes from Keynomics. Joe Abrams, an IMSI related party, received 287,389 shares in exchange for his outstanding promissory note to Keynomics. Mr. Abrams holds IMSI stock options and warrants, which if exercised, would result in ownership exceeding 5% of the total shares outstanding.

The  allocation  of  the  purchase  price  is  as  follows  (in  thousands):



Consideration Paid

Cash                                   $  50
Note Payable                             150
Management Fees                          100
Total Consideration                             $            300
                                                ================
ALLOCATION OF CONSIDERATION TO ASSETS
Current Assets                           379
Long Term Assets                          73
Liabilities Assumed                     (566)
Identifiable Intangibles                 235
Assumed Goodwill                         179
Allocated Assets                                $            300
                                                ================




The identifiable intangibles consist of software development costs that will be amortized over 3 years. At December 31, 2001, we had amortized approximately
$7,000  with  a  remaining  balance  of  approximately  $228,000.


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

                    DEBT RESTRUCTURING AND MERGER (RESTATED)

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

DCDC has yet to file its annual report on form 10-K for the fiscal year ended June 30, 2001. This delay in meeting its filing requirements and the resulting failure to issue a proxy statement and solicit approval of its shareholders for the merger has delayed and could prevent the merger of the two companies. As March 1, 2002, the DCDC merger was terminated. Discussion of the terms of the agreement terminating the merger contained in the amended Form 10-QSB filing for the third quarter of fiscal 2002 filed contemporaneously herewith, are incorporated herein by reference.

Along with the execution of the merger agreement, we are in the process of restructuring our outstanding debt as follows:

     * On October 9, 2001 we signed an agreement with Silicon Valley Bank for a settlement of its existing secured note, which had a balance (including penalties and interest) of approximately $3.2 million. The settlement provides for a new secured promissory note for $1.2 million with 12 monthly payments of $100,000 plus interest at 12% interest per annum beginning October 20, 2001. The first four installments have been paid.

     * On July 27, 2001, and as subsequently amended on September 24, 2001 and October 5, 2001, IMSI and Imageline agreed on the settlement of a) an arbitration award issued in January 2000 in favor of Imageline; and
          b) a variety of on going issues between the parties involving the intellectual property rights of Imageline. The agreement, effective September 30, 2001, calls for us to provide Imageline a variety of considerations including the following:

     * The dismissal of any further appeals of the award (which dismissal occurred on October 11, 2001).
     * Cash installments over a 12-year period, starting October 2001. These payments are to be made as follows: twelve monthly payments of $11,500 beginning on October 5, 2001; four equal quarterly payments of $78,750 beginning on September 30, 2002 and, 132 monthly payments of $6,500 thereafter. These payments had a net present value at June 30, 2001 of approximately $833,000 assuming a 12% discount rate.
     * Rights to royalties, licenses, and inventories pertaining to our MasterClips line of products.
     * A percentage of any net recovery we obtain from indemnification claims we have against third parties associated with the original circumstances leading to the arbitration award.

* On July 30, 2001 we entered into an agreement with Baystar wherein Baystar agreed to accept $626,000 as settlement of all obligations due and totaling $6,260,000. Payments are to be made in four quarterly payments beginning September 30, 2002. Interest is to accrue at 8% per annum from August 31, 2001 until the September 2002 payment, and at 12% per annum thereafter until the claim is paid in full on or before June 30, 2003.

* We negotiated an agreement with many of our remaining unsecured creditors, which provides for the discounting to 10% of all outstanding amounts owed to them (plus the payment of interest from February 1, 2000 at the rate of 8% per annum). These payments are to be made in quarterly installments beginning August 15, 2002. These unsecured creditors comprise approximately $3,800,000 of debt on our balance sheet. We estimate the total settlement on this debt to be approximately $450,000; and, when settled, we expect to record a gain on forgiveness of debt of approximately $3,350,000.

We believe that the reduction in our liabilities under planned and completed settlements, will allow us to become profitable in the future and provide a remedy to our working capital needs. In addition, we will continue to engage in discussions with third parties concerning the sale or license of non-core product lines; the sale or license of part of our assets; and raising additional capital investment through the issuance of stock and short or long term debt financing.

                      SUBSEQUENT EVENT - MERGER TERMINATION

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

The two companies agreed to enter into an agreement entitled "Promissory Note Conversion and General Release" pursuant to which DCDC agreed to cancel the entire outstanding principal amount of $3.58 million and all interest due on the promissory note that DCDC had acquired in return for 9,000,000 shares of common stock of IMSI and cash in the amount of $250,000 to be paid in monthly installments over 15 months as follows:

     *    $10,000  per  month  for the first five installments starting March 1,
          2002
     *    $20,000  per  month  for  ten  months  thereafter

Consistent with the Keynomics transaction, we had previously accounted for this transaction as an arrangement between entities under common control, and as a result did not record any gain or loss on the extinguishment of the note.

However, in consideration of further interpretive guidance, we have revised our treatment of this transaction to account for it using fair values. This change has resulted in our recognizing a loss on the transaction of $495,000 in quarter ended March 31, 2002. The loss on extinguishment was determined as follows
(dollars  in  thousands,  except  per  share  amounts):



Book Value of Debt                                                     $               3,580
                                                                       =====================
FMV of Stock
    Shares Issued                             9,000,000
    Market Value per Share           $             0.425
    Total Value of Stock                                 $    3,825

 Cash Paid                                               $      250

 Total Consideration                                                   $               4,075
                                                                       =====================

 Loss from Stock Issuance                                              $                (495)
                                                                       =====================


RESULTS  OF  OPERATIONS
-----------------------

The following tables set forth our results of operations for the three and six-month periods ended December 31, 2001 and 2000 in absolute dollars and as a percentage of net revenues. It also details the changes from the prior fiscal year in absolute dollars and in percentages:


                                                        Three  Months  ended  December  31,
                                                        -----------------------------------------------
                                                        2001(Restated)                2000 (Restated)
                                                        ----------------------------  -----------------   ----------------------
                                                                                                          $Change    % Change
                                                                                                          From       from
                                                                           As % of              As % of   previous   previous
                                                        $                  sales      $         sales     year       year
                                                        ----------------------------  -----------------   ----------------------
Net Revenues                                            $         3,149      100.00%  $  3,234  100.00%   $     (85)    -2.63%

Product Cost                                                        809       25.69%       845   26.13%         (36)    -4.26%


Gross Margin                                                      2,340       74.31%     2,389   73.87%         (49)    -2.05%

Operating Expenses
Sales & Marketing                                                   668       21.21%       654   20.22%          14      2.14%
General & Administrative                                          1,246       39.57%     1,030   31.85%         216     20.97%
Research & Development                                              537       17.05%       684   21.15%        (147)   -21.49%
Total Operating Expenses                                          2,451       77.83%     2,368   73.22%          83      3.51%

Operating Income/ (Loss)                                           (111)      -3.52%        21    0.65%        (132)  -628.57%

Other Income (Expenses)
Interest expense                                                    (65)      -2.06%      (533) -16.48%         468    -87.80%
Interest income                                                       4        0.13%         -    0.00%           4    100.00%
Foreign exchange gain                                                12        0.38%         -    0.00%          12    100.00%
Other expense income                                                 92        2.95%         -    0.00%          92    100.00%
Gain on disposal of fixed assets                                      8        0.25%         -    0.00%           8    100.00%
Gain on sales of product line                                        20        0.64%         -    0.00%          20    100.00%
Gain from extinguishment of debt                                  2,243       71.23%         -    0.00%       2,243    100.00%
Total other income/(expense)                                      2,315       73.52%      (533) -16.48%       2,847   -534.33%

Income (loss) before tax and cumulative effect of
change in accounting principles                                   2,203       69.96%      (512) -15.83%       2,715   -530.27%

Income tax expense                                                    1        0.03%         2    0.06%          (1)   -50.00%

Income (loss) before cumulative effect of change in
accounting principles                                             2,202       69.93%      (514)  -15.89%      2,716   -528.40%

Cumulative effect of change in accounting principles
                                                                      -        0.00%      (285)   -8.81%        285   -100.00%

Net income (loss)                                       $         2,202       69.93%  $   (799)  -24.71%  $   3,001   -375.59%



                                                        Six  Months  ended  December  31,
                                                        -----------------------------------------------
                                                        2001(Restated)                2000 (Restated)
                                                        ----------------------------  -----------------   ----------------------
                                                                                                          $Change    % Change
                                                                                                          From       from
                                                                           As % of              As % of   previous   previous
                                                        $                  sales      $         sales     year       year
                                                        ----------------------------  -----------------   ----------------------
Net Revenues                                            $         5,724      100.00%  $  6,292  100.00%   $    (568)    -9.03%

Product Cost                                                      1,518       26.52%     1,801   28.62%        (283)   -15.71%

Gross Margin                                                      4,206       73.48%     4,491   71.38%        (285)    -6.35%

Operating Expenses
Sales & Marketing                                                 1,193       20.83%     1,171   18.61%          22      1.88%
General & Administrative                                          2,319       40.51%     1,982   31.50%         337     17.00%
Research & Development                                            1,145       20.00%     1,357   21.57%        (212)   -15.62%
Total Operating Expenses                                          4,657       81.36%     4,510   71.68%         147      3.26%

Operating Loss                                                     (451)      -7.88%       (19)  -0.30%        (432)  2273.68%

Other Income (Expenses)
Interest expense                                                   (472)      -8.25%    (1,087) -17.28%         615    -56.58%
Interest income                                                       6        0.10%         -    0.00%           6    100.00%
Foreign exchange gain                                                 1        0.02%         -    0.00%           1    100.00%
Other income                                                         78        1.36%         -    0.00%          78    100.00%
Gain (loss) on disposal of fixed assets                               1        0.02%        (4)  -0.06%           5   -125.00%
Gain on sales of product line                                        20        0.35%       285    4.53%        (265)   -92.98%
Settlement costs                                                     --        0.00%      (187)  -2.97%         187   -100.00%
Gain from extinguishment of debt                                  7,970      139.24%         -    0.00%       7,970    100.00%
Total other income/(expense)                                      7,604      132.84%      (993) -15.78%       8,597   -865.76%

Income (loss) before tax and cumulative effect of
 change in accounting principles                                  7,153      124.97%    (1,012) -16.08%       8,165   -806.82%

Income tax expense (benefit)                                          3        0.05%        (6)  -0.10%           9   -150.00%

Income (loss) before cumulative effect of change in
 accounting principles                                            7,150      124.91%    (1,006) -15.99%       8,156   -810.74%

Cumulative effect of change in accounting principles
                                                                      -        0.00%      (285)  -4.53%         285   -100.00%

Net income (loss)                                                $7,150      124.91%   $(1,291) -20.52%  $    8,441   -653.83%

                                  NET REVENUES

Net revenues of each of our principal product categories in dollars and as a percentage of total net revenues for the three and six-month periods ended December 31, 2001 and 2000 are summarized in the following table (in thousands except for percentage amounts):



                                           Three  Months  Ended  December  31,        Six  Months  Ended  December  31,
                                           ------------------------------------------ --------------------------------------------

                                            2001          2000          Changes       2001          2000            Changes
                                           (Restated)     (Restated)                  (Restated)    (Restated)
                                           -------------  -------------  ------------  ------------- -------------- --------------
                                           $        %     $        %     $      %      $        %     $       %     $      %
Precision Design                           $1,128    36%  $1,346    42%  $(218)  -16%  $1,943    34%  $2,288    36%  $(345)  -15%
Graphic Design                              1,246    40%   1,052    33%    194    18%   2,257    39%   2,576    41%   (319)  -12%
Business Application                          632    20%     557    17%     75    14%   1,349    24%     836    13%    513    61%
Utilities                                      20     1%     254     8%   (234)  -92%      48     1%     861    14%   (813)  -94%
Other Products                                133     4%      41     1%     92   223%     144     3%      65     1%     79   121%

Provision for returns
and rebates not yet
received                                       (9)    0%     (16)    0%      7   -44%  $  (16)    0%    (334)   -5%    318   -95%
----------------------------------------   -------------  -------------  ------------  ------------- -------------- --------------
Net Revenues                               $3,149   100%  $3,234   100%  $ (85)   -3%  $5,724   100%  $6,292   100%  $(568)   -9%
========================================   =============  =============  ============  ============= ============== ==============




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




                            ArtToday.com Deferred revenues to be recognized

3rd Quarter of Fiscal 2002  $566,000
4th Quarter of Fiscal 2002  $315,000
1st Quarter of Fiscal 2003  $156,000
2nd Quarter of Fiscal 2003  $40,000
--------------------------  -----------------------------------------------
Total                       $1,077,000
--------------------------  -----------------------------------------------



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

During the quarter ended December 31, 2001, we acquired Keynomics, a company focused on productivity enhancement software. Sales of Keynomics' products contributed $81,000 to the business application category during this fiscal quarter. Keynomics' increased contribution explains the increase in revenues in this category as compared to the same quarter of the previous fiscal year.

Prior to September 30, 2000, our focus had been primarily on our Internet business and our graphic and precision design products, and because we did not spend as much on marketing non-core products as during previous periods, sales of Flow!, FormTool, Maplinx, MasterPublisher, OrgPlus, People Scheduler, Web Business Builder, Hijaak and TurboProject all declined as of December 2000 bringing revenues from the business application category to an all time low. During the six month period ended December 31, 2001, however, demand for some of our non-core products in this category such as Flow! and FormTool increased. This increased demand was able to offset the slight decrease in the sales of OrgPlus and further contribute to the overall increase in revenues in the business application category as compared to the same reporting period of the previous fiscal year.

The decrease in revenues in the utilities category for the three and six month periods ended December 31, 2001 as compared to the same periods of fiscal 2001 resulted from the sales of Net Accelerator and WinDelete declining during the first two quarters of fiscal 2002. These products have not been updated recently nor have we put many resources into promoting and selling them.

Revenues in the other products category for the three and six month periods ended December 31, 2001 were not material and the slight increase over the comparable periods in the previous fiscal year was primarily due to the sales of non-core, third-party products.

Net revenues from domestic sales decreased by $232,000 or 8% to $2,781,000 and were 88% of total net revenues for the three-month period ended December 31, 2001. This compares to net revenues from domestic sales of $3,013,000, or 93% of total net revenues, for the comparable period in the previous fiscal year. For the six month period ended December 31, 2001, net revenues from domestic sales decreased $695,000 or 12% to $5,057,000 and were 88% of total net revenues. This compares to $5,752,000 or 91% of total net revenues, for the comparable period in the previous fiscal year.

Net revenues from international sales increased by $147,000 or 67%, and were $368,000 or 12% of net revenues for the three-month period ended December 31, 2001. This compares to $221,000 or 7% of net revenues for the three months ended December 31, 2000. For the six month period ended December 31, 2001, net revenues from international sales increased $127,000 or 24% to $667,000 and were 12% of total net revenues. This compares to $540,000 or 9% of total net revenues, for the comparable period in the previous fiscal year.

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

We amortize capitalized software development costs and license fees on a product-by-product basis. The amortization for each product is the greater of the amount computed using (a) the ratio of current gross revenues to the total of current and anticipated future gross revenues for the product or (b) the economic life of such product. During the first six months of fiscal 2002, we capitalized $235,000 of software development cost relating to the Keynomics acquisition of which we amortized approximately $7,000 during the same period. Total amortization of software development costs and license fees was $369,000, and $750,000 in the six-month periods ended December 31, 2001 and December 31, 2000, respectively.

                               SALES AND MARKETING

Our sales and marketing expenses consist primarily of salaries and benefits of sales and marketing personnel, commissions, advertising, printing and direct mail expenses. Additional sales and marketing expenses related to the Keynomics' business, in part offset by decreased commissions paid to our sales force along with reduced advertising expenses were the primary reasons for the slight increase in sales and marketing expenses in the three and six months ended December 31, 2001.

                           GENERAL AND ADMINISTRATIVE

Our general and administrative expenses consist primarily of the salaries and benefits for employees in the legal, finance, accounting, human resources, information systems and operations departments and fees to our professional advisors. For the six-month period ended December 31, 2001 a one time charge of $211,000 relating to issuance of warrants to outside consultants, totaling 785,000 warrants with an average exercise price of $0.27 and terms of three to ten years and the severance cost of $60,000 payable to one of our former executives combined with additional general and administrative expenses relating to the Keynomics' business were the primary causes of the increase in general and administrative expense. For the three months ended December 31, 2001, outside consulting fees increased by approximately $25,000.

                            RESEARCH AND DEVELOPMENT

Our research and development expenses consist primarily of salaries and benefits for research and development employees and payments to independent contractors. Research and development costs decreased in the three and six-month periods ended December 31, 2001 as compared to the same reporting periods in the previous fiscal year. This decrease is mainly due to lower payroll charges and outside consulting fees relating to the Design.Net division, which was spun off effective October 1, 2001, and to the decrease in the number of products under development in part offset by additional research and development expenses relating to Keynomics' business. The steady ratio as a percentage of net revenues reflects our commitment to sustain our investment in research and development for our core products as well as for our subsidiaries by maintaining strong relationships with our development team in Russia.

                             INTEREST AND OTHER, NET

Interest and other expenses, net, include interest and penalties on debt instruments, foreign currency transaction gains and losses, and other non-recurring items. The following table summarizes the components of interest and other, net for the three and six-month periods ended December 31, 2001 and 2000:


                                                Three  months  ended  December  31,
                                                       2001               2000
                                                   $                 $
Interest and other, net
Interest expense                                   $  (65)           $      (398)
Interest income                                         4                      -
Foreign exchange gain                                  12                      -
Penalties                                                                   (135)
Other income                                           93                      -

Total                                              $   44            $      (533)


                                                    Six months ended December 31,
                                                       2001               2000
                                                   $                 $
Interest and other, net
Interest expense                                   $  (317)          $      (817)
Interest related to warrants issued                    (65)
Interest income                                          6                     -
Foreign exchange gain                                    1                     -
Penalties                                              (90)                 (270)
Other income                                            78                     -

Total                                             $   (387)          $    (1,087)



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

                         GAIN ON EXTINGUISHMENT OF DEBT

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

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

As of December 31, 2001, we had $1,183,000 in cash and cash equivalents. This represents a $47,000 decline from the $1,230,000 balance at June 30, 2001. Working capital at December 31, 2001 was a negative $9,498,000. This represents an improvement over the negative working capital at June 30, 2001 of $17,480,000. The improvement in working capital over the past six-month period is mainly the result of the decline in current liabilities following our restructuring of debt.

The slight decline in cash and cash equivalents from June 30, 2001 resulted mainly from payments we made to meet our obligations to financial creditors and payments we made to acquire Keynomics in part offset by net positive cash of $733,000 generated by our operating activities.

We had a net income of $7.2 million during the first six months of fiscal 2002. Excluding one-time non-cash items of approximately $8.0 million representing the gain from the forgiveness of debt, we would have had a net loss in excess of $0.8 million. Despite this loss, our operating activities generated cash of $733,000. The main items that helped reconcile this loss to the net cash provided by operating activities during the six-month period ended December 31, 2001 included depreciation and amortization expenses of $715,000, increases of accrued interest expenses of $267,000 and a non cash charge of $310,000 related to warrants issued to outside consultants and other third parties.

Our investing activities during the six months ended December 31, 2001 consumed $278,000 in cash used mainly in acquiring Keynomics.

Our financing activities consumed net cash of $491,000 for the six-month period ended December 31, 2001. During this period, we decreased our obligation to Union Bank by $350,000 bringing the balance of all amounts due to the bank to $3,580,000. Subsequent to these payments and pursuant to our merger agreement with DCDC, DCDC acquired the Union Bank's note in August 2001. Also during the same period of fiscal 2002, we made payments relating to capital lease obligations of $158,000, we repaid $200,000 to Silicon Valley Bank pursuant to the new $1.2 million secured promissory note.
If we fail to raise additional capital, the negative working capital position could have a material adverse effect on our liquidity in the future. The financial statements have been prepared on a basis that contemplates our continuation as a going concern and the realization of our assets and liquidation of our liabilities in the ordinary course of business. We have an accumulated deficit of $36.9 million and negative working capital of $9.5 million at December 31, 2001. We also lack sustained profitability for our recent history. All these issues raise substantial doubt about our ability to be a going concern for a reasonable period of time and the auditors' report on our financial statements filed within our fiscal 2001 Form 10-K reflects such doubt. The financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty. Our continued existence is dependent on our ability to complete the debt restructuring and obtain additional financing sufficient to allow us to meet our obligations as they become due and to achieve profitable operations.

Historically, we financed our working capital and capital expenditure requirements primarily from retained earnings, short-term and long-term bank borrowings, capitalized leases and sales of common stock. We will require additional working capital to meet our ongoing operating expenses, to develop new products, and to properly conduct business activities. We believe that the reduction in our liabilities under planned and completed settlements, will allow us to continue as a going concern, become profitable in the future, and remedy our working capital needs. In addition, we will continue to engage in discussions with third parties concerning the sale or licensing of product lines; the sale or licensing of part of our assets; and raising additional capital investment through the issuance of stock and short or long term debt financing.

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

OTHER  FACTORS  THAT  MAY  AFFECT  FUTURE  OPERATING  RESULTS
-------------------------------------------------------------

Other factors that may cause fluctuations of, or a continuing decline in, operating results in the future include the market factors and competitive factors described in our Fiscal 2001 Form 10-K, under "Future Performance and Additional Risk Factors." Factors that may affect operating results in the future include, but are not limited to:

     *    Market  acceptance  of  our  products  or  those  of  our  competitors
     * Timing of introductions of new products and new versions of existing products
     * Expenses relating to the development and promotion of such new products and new version introductions
     *    Intense  price  competition  and  numerous  end-user  rebates
     *    Projected  and  actual  changes  in  platforms  and  technologies
     *    Accuracy  of  forecasts  of,  and  fluctuations  in,  consumer  demand
     *    Extent  of  third  party  royalty  payments
     *    Rate  of  growth  of  the  consumer  software  and  Internet  markets
     *    Timing  of  orders  or  order  cancellation  from  major  customers
     *    Changes  or disruptions in the consumer software distribution channels
     *    Failure  of  a  proper  integration  of  Keynomics  operations
     * Economic conditions, both generally and within the software or Internet industries

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

(b) The Company has evaluated its accounting procedures and control processes related to material transactions to ensure they are recorded timely and accurately in the financial statements. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM  1.  LEGAL  PROCEEDINGS

Not  Applicable

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

Not  Applicable

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

Not  Applicable

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

Not  Applicable

ITEM  5.  OTHER  INFORMATION

On November 29, 2001, we entered into an agreement with DCDC to acquire all issued and outstanding shares of capital stock of Keynomics, a California corporation wholly owned and controlled by DCDC. The transaction was originally accounted for as a transfer between entities under common control. However, in consideration of further interpretive guidance, we have revised our treatment of this transaction to account for it using the purchase method of accounting. This change in accounting treatment has been reflected in our financial statements as of November 29, 2001. As a result of this modification, we are required to file the audited financial statements of Keynomics on Form 8-K. The company will file the appropriate documents on Form 8-K as soon as possible.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

Exhibits

DOCUMENTS INCORPORATED BY REFERENCE (as originally filed with the Security and Exchange Commission on February 14, 2002 on our original Form 10-QSB for the interim period ended December 31, 2001):

     *    Keynomics  Stock  Purchase  Agreement
     *    Broderbund  Termination  Agreement
     *    Broderbund  Assignment  of  Copyrights  and  Trademark  Rights
     *    Human  Concepts  Agreement  for  Assignment  of  Software
     *    Human  Concepts  Software  License  and  Distribution  Agreement

The  following  documents  are  filed  as  a  part  of  this  Report:


Exhibit                                                                     Page
Number  Exhibit Title

99.1    Certification of Chief Executive Officer -Internal controls
99.2    Certification of Chief Financial Officer -Internal controls
99.3 Certification of Chief Executive Officer Pursuant to Section 906, of the Sarbanes-Oxley Act of 2002
99.4 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


Reports  on  Form  8-K

None


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  December  27,  2002     INTERNATIONAL  MICROCOMPUTER  SOFTWARE,  INC.


By:  /s/  Martin  Wade,  III
Martin  Wade,  III
Director  &  Chief  Executive  Officer


By:  /s/  William  J.  Bush
William  J.  Bush
Chief  Financial  Officer  (Principal  Accounting  Officer)