Form 10QSB/A
period 2002-03-31
INTERNATIONAL MICROCOMPUTER SOFTWARE INC /CA/
filed 2002-12-27
CIK 814929

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                  FORM 10-QSB/A


[  X  ]   Quarterly  Report  Pursuant  to  Section  13  or  15(d)  of the
          Securities  Exchange  Act  of  1934

               For  the  quarter  ended                    MARCH  31,  2002
                                                           ----------------

[    ]    TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE
          SECURITIES  EXCHANGE  ACT  OF  1934

For  the  transition  period  from                    to
                                   ------------------     -------------------


                       Commission File Number     0-15949
                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)


          CALIFORNIA                                       94-2862863
          ----------                                       ----------
     (State  or  other  jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                       identification No.)

     75  ROWLAND  WAY,  NOVATO,  CA                        94945
     ------------------------------                        -----
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

                                  YES     NO  X
                                             ---

As of December 27, 2002, 22,794,232 shares of Registrant's common stock, no par value, were outstanding.

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES
                                      INDEX

                                Explanatory Note
The purpose of this Amendment to the Company's Quarterly Report on Form 10-QSB is to incorporate changes and in response to further interpretive guidance that the company has received regarding the accounting change discussed below.

This filing on Form 10-QSB/A is amending our original Form 10-QSB for the interim period ended March 31, 2002 as filed with the Securities and Exchange Commission on May 20, 2002. In consideration of further interpretive guidance, we are restating our interim condensed financial statements for the same period to account for our acquisition of Keynomics, Inc. and the exchange of shares with Digital Creative Development Corporation for their retirement of the Union Bank Note, as disclosed in Notes 1, 2, 3 & 4 to the Financial Statements, using fair values as compared to the previous accounting which accounted for the transactions as transfers between entities under common control.

This Quarterly Report on Form 10-QSB/A does not reflect events occurring after the filing of the registrant's Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2002, or modify or update those disclosures, except as discussed above.

PART  I  -  FINANCIAL  INFORMATION                                      3

ITEM  1.    CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS              3

  CONDENSED  CONSOLIDATED  BALANCE  SHEETS                              3
  CONDENSED  CONSOLIDATED  STATEMENTS OF OPERATIONS and
  COMPREHENSIVE INCOME                                                  4
  CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS                  5
  NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS             6

ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF  OPERATIONS                                    19

ITEM  3. CONTROLS  AND  PROCEDURES                                     36

PART  II  -  OTHER  INFORMATION                                        37

ITEM  1.  LEGAL  PROCEEDINGS                                           37

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS              37

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES                           38

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          38

ITEM  5.  OTHER  INFORMATION                                           38

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K                        38

SIGNATURES                                                             40

EXHIBIT  99.1                                                          41

EXHIBIT  99.2                                                          42

EXHIBIT  99.3                                                          43

EXHIBIT  99.4                                                          44

                          PART I FINANCIAL INFORMATION
                          ----------------------------

ITEM  1.  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS

           INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                      ------------  -----------
                                                        March 31,     June 30,
                                                      (Unaudited)   (Restated)
                                                       (Restated)
                                                      ------------  -----------

ASSETS
Current assets:                                            $2,352       $1,230
Cash and cash equivalents:
Receivables, less allowances for doubtful accounts,           999          940
discounts and returns of $193 and $182                        387          113
Inventories                                                    28          229
Prepaid royalties and licenses                                366          362
                                                      ------------  -----------
Other current assets                                        4,132        2,874
TOTAL CURRENT ASSETS
                                                              429          580
Fixed assets, net
                                                            1,118        1,305
Capitalized software development costs, net                 1,229        1,229
                                                      ------------  -----------
Other assets, net                                          $6,908       $5,988
                                                      ===========  ============
TOTAL ASSETS

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:                                       $2,271      $1,1682
Current portion long-term debt                              2,163        2,353
Trade accounts payable                                         52        2,293
Accrued interest and penalties payable                      2,758        2,717
Accrued and other liabilities                                 179          131
Accrued arbitration award-current                           1,337        1,178
Deferred revenue                                            8,760       20,354
TOTAL CURRENT LIABILITIES
                                                              625          702
Accrued arbitration award                                     387          179
Long term debt and other obligations                        9,772       21,235
TOTAL LIABILITIES

Shareholders' deficit:
Common stock, no par value; 300,000,000 authorized;        33,921       28,754
Issued and outstanding 21,402,827 and 9,695,740 shares    (36,787)     (44,008)
Accumulated deficit                                             2            7
                                                      ------------  -----------
Accumulated other comprehensive income                     (2,864)     (15,247)
TOTAL SHAREHOLDERS' DEFICIT                                $6,908       $5,988
                                                      ============  ===========
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT


See Notes to Consolidated Financial Statements

           INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                    (In thousands, except per share amounts)


                                                                                (Unaudited)        (Unaudited)
                                                                           Three Months Ended   Nine Months Ended
                                                                                  March 31,          March 31,
                                                                           -------------------  ------------------
                                                                               2002     2001      2002      2001
                                                                           (Restated)(Restated)(Restated)(Restated)
                                                                           -------------------  ------------------
Net revenues                                                                  $3,661   $3,107    $9,385    $9,399
Product costs                                                                    712      720     2,229     2,521
                                                                           -------------------  ------------------
GROSS MARGIN                                                                   2,949    2,387     7,156     6,878

Costs and expenses:
Sales and marketing                                                              846      800     2,040     1,971
General and administrative                                                     1,114    1,047     3,433     3,029
Research and development                                                         535      666     1,680     2,023
                                                                           -------------------  ------------------
TOTAL OPERATING EXPENSES                                                       2,495    2,513     7,153     7,023
                                                                           -------------------  ------------------
OPERATING INCOME (LOSS)                                                          454     (126)        3      (145)

Gain on product line sale                                                         --       --        20       285
Interest and other, net                                                         (394)    (572)     (779)   (1,661)
Gain (loss) on disposition of fixed assets                                         9       (6)       10        (9)
Gain on extinguishment of debt                                                    --       --     7,970        --
Settlement of fee agreement                                                       --       --        --      (187)
                                                                           -------------------  ------------------
INCOME (LOSS) BEFORE INCOME TAX AND CUMULATIVE EFFECT
OF ACCOUNTING CHANGE                                                              69     (704)    7,224    (1,717)

Income tax provision (benefit)                                                     1      (14)        3       (21)
                                                                           -------------------  ------------------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                       68     (690)   7,221     (1,696)

Cumulative effect of change in accounting principle                               --       --        --      (285)
                                                                           -------------------  ------------------
NET INCOME (LOSS)                                                                $68    $(690)   $7,221   $(1,981)
                                                                           ===================  ==================
Other comprehensive income, net of tax:
    Foreign currency translation, net of tax                                       6       10        (5)       13
                                                                           -------------------  ------------------
    OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX                                $74    $(680)   $7,216   $(1,968)
                                                                           ===================  ==================
BASIC EARNINGS (LOSS) PER SHARE
  Earnings (loss) per share before cumulative effect of
  change in accounting                                                         $0.01   $(0.07)    $0.65    $(0.17)
  Cumulative effect of change in accounting principle per
  share                                                                           --       --        --     (0.03)
  Net income (loss) per share                                                  $0.01   $(0.07)    $0.65    $(0.20)
DILUTED EARNINGS (LOSS) PER SHARE
  Earnings (loss) per share before cumulative effect of
  change in accounting                                                         $0.01   $(0.07)    $0.59    $(0.17)
  Cumulative effect of change in accounting principle per share                                             (0.03)
  Net income (loss) per share                                                  $0.01   $(0.07)    $0.59    $(0.20)

Shares used in computing basic earnings (loss) per share                      14,082    9,694    11,180     9,685

Shares used in computing diluted earnings (loss) per share                    15,056    9,694    12,154     9,685


            See Notes to Condensed Consolidated Financial Statements

           INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                     (UNAUDITED)

                                                                         (Unaudited)
                                                                 Nine Months Ended March 31,
                                                             ---------------------------------
                                                             2002 (Restated)   2001 (Restated)
                                                             ---------------  ----------------
Cash flows from operating activities:
NET CASH PROVIDED BY OPERATING ACTIVITIES                           $ 1,809             $  561
                                                             ---------------  ----------------
Cash flows from investing activities:
Proceeds from product line and domain name sales                         20                   285
Purchase of equipment and furniture                                     (71)             (352)
Software development costs                                              (17)               --
Acquisition of subsidiary from affiliated company                      (266)               --
Other                                                                  (155)               (6)
                                                             ---------------  ----------------
NET CASH USED BY INVESTING ACTIVITIES                                  (489)              (73)
                                                             ---------------  ----------------
Cash flows from financing activities:
Increase in notes payable                                               479                --
Repayment of loans                                                   (1,209)              (20)
Repayment of capital lease obligations                                 (218)             (149)
Proceeds from issuance of common stock                                  755                11
                                                             ---------------  ----------------
NET CASH USED BY FINANCING ACTIVITIES                                  (193)             (158)
                                                             ---------------  ----------------

Effect of exchange rate change on cash and cash equivalents              (5)               13
NET INCREASE IN CASH AND CASH EQUIVALENTS                             1,122               343
Cash and cash equivalents at beginning of period                      1,230             1,477
                                                             ---------------  ----------------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                      $ 2,352            $1,820
                                                             ===============  ================


            See Notes to Condensed Consolidated Financial Statements

          INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.  AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS  OF  PRESENTATION
---------------------------

This filing on Form 10-QSB/A is amending our original Form 10-QSB for the interim period ended March 31, 2002 as filed with the Securities and Exchange
Commission  on  May  20,  2002.   We  are  restating  our  interim  condensed
consolidated financial statements for the same period to account for the change in accounting treatment relative to the Keynomics' acquisition and the exchange of shares and cash with Digital Creative Development Corporation ("DCDC") for their retirement of the Union Bank note as disclosed in Notes 2, 3 & 4.

This amended filing has not been updated for events which have occurred subsequent to the initial filing of the Form 10-QSB on May 20, 2002 with the exception of the modification for the accounting treatment of the Keynomics acquisition and the termination of the merger with DCDC as disclosed in Notes 2, 3 & 4.

The originally filed Form 10-QSB for the quarter ended March 31, 2002 presented restated historical financial statements as of June 30, 2001 and for the three and nine months ended March 31, 2002 to reflect the Keynomics transaction as a transfer among entities under common control. This treatment required us to present our financial information as if Keynomics had been a part of IMSI in all periods presented. As a result of revising the accounting treatment to reflect the business combination as a purchase, the financial statements as of June 30, 2001 and for the three and nine months ended March 31, 2002 have been adjusted to include the results of Keynomics only from the date of acquisition.

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

We  have  revised  our accounting for certain transactions with DCDC as follows:
     - The Keynomics transaction has been accounted for using purchase accounting.
     - The exchange of shares and cash with DCDC for their retirement of the Union Bank note as a fair value transaction.

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

2.  KEYNOMICS  ACQUISITION  (RESTATED)
--------------------------------------

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

However, in consideration of further interpretive guidance, we have revised our treatment of this transaction to account for it using the purchase method of accounting. This change in accounting treatment has been reflected in our financial statements as of November 29, 2001. Our filing on Form 10-QSB for the period ended December 31, 2000, has been amended to reflect this change. The aggregate purchase price, using purchase accounting, was $300,000 and we assumed approximately $566,000 of liabilities from Keynomics. The consideration was comprised of three components; i) $50,000 in cash paid at closing, ii) $100,000 in management fees and iii) a $150,000 note payable. As of June 30, 2002, $300,000 had been paid to DCDC.

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

The  allocation  of  the  purchase  price  is  as  follows  (in  thousands):


--------------------------------------------------------------------------------
        CONSIDERATION  PAID
        -------------------
        Cash                                   $      50
        Note Payable                                 150
        Management Fees                              100
              TOTAL CONSIDERATION                            $           300
                                                          ==================


        ALLOCATION  OF  CONSIDERATION  TO  ASSETS
        -----------------------------------------
        Current Assets                               379
        Long Term Assets                              73
        Liabilities Assumed                         (566)
        Identifiable Intangibles                     235
        Assumed Goodwill                             179
              ALLOCATED ASSETS                               $           300
                                                          ==================
--------------------------------------------------------------------------------

The identifiable intangibles consist of software development costs that will be amortized over 3 years. At March 31, 2002, we had amortized approximately $27,000 with a remaining balance of approximately $208,000.

We began to consolidate Keynomics from the date of the acquisition. The following unaudited condensed balance sheets as of June 30, 2001 and unaudited condensed income statements for the nine months ended March 31, 2002 and three and nine months ended March 31, 2001 reflect our pro forma financial results as if we had completed the acquisition of Keynomics effective July 1, 2000.


--------------------------------------------------------------------------------

                                                    JUNE 30, 2001
                                                    -------------
BALANCE  SHEET  (IN  THOUSANDS)

ASSETS
Current assets                                          $3,311
Long term assets                                         3,180
TOTAL ASSETS                                             6,491

LIABILITIES  AND  SHAREHOLDERS'  DEFICIT
Current Liabilities                                     21,128
Long term liabilities                                      933
TOTAL LIABILITIES                                       22,061

TOTAL SHAREHOLDERS' DEFICIT                            (15,570)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT             $6,491


--------------------------------------------------------------------------------


--------------------------------------------------------------------------------


                                                THREE MONTHS
                                               ENDED MARCH 31,
                                                     2001
                                                     ----

    STATEMENTS OF OPERATIONS (IN THOUSANDS)
    ---------------------------------------

Net revenues                                       $3,314
Product costs                                         727
GROSS MARGIN                                        2,587

Total operating expenses                            2,907

OPERATING INCOME (LOSS)                              (320)

Other Income  (Expense)                              (582)

INCOME (LOSS) BEFORE INCOME TAX                      (902)

Income tax expense (benefit)                          (14)

NET INCOME (LOSS)                                   $(888)

DILUTED EARNINGS (LOSS) PER SHARE                  $(0.09)

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


                                                                         NINE MONTHS ENDED MARCH 31,

STATEMENTS OF OPERATIONS (IN THOUSANDS)                                        2002      2001
                                                                               ----      ----


Net revenues                                                                  $9,981   $ 9,944
Product costs                                                                  2,213     2,536
Gross margin                                                                   7,768     7,408

Total operating expenses                                                       7,716     8,132

OPERATING INCOME (LOSS)                                                           52      (724)

Other Income (Expense)                                                          (559)   (1,576)
Gain on extinguishment of debt                                                 7,970        --

GAIN (LOSS) BEFORE INCOME TAX AND CUMULATIVE EFFECT OF ACCOUNTING
PRINCIPLE                                                                      7,463    (2,300)

Income tax expense (benefit)                                                       3       (21)

GAIN (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE         7,460    (2,279)

Cumulative effect of change in accounting principle                               --      (285)

NET INCOME (LOSS)                                                             $7,460   $(2,564)

 DILUTED EARNINGS (LOSS) PER SHARE                                            $ 0.67   $ (0.26)


--------------------------------------------------------------------------------


3.  DCDC  DEBT  CONVERSION  (RESTATED)
--------------------------------------

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

On March 1, 2002, the merger agreement with DCDC was terminated. In connection with the termination, DCDC agreed to cancel the entire outstanding principal amount of $3,580,000 and all interest due under the Union promissory note in return for 9,000,000 shares of common stock of IMSI and cash in the amount of $250,000 to be paid in monthly installments over 15 months as follows:

-     $10,000  per  month for the first five installments starting March 1, 2002
-     $20,000  per  month  for  ten  months  thereafter

Consistent with the Keynomics transaction, we had previously accounted for this transaction as an arrangement between entities under common control, and as a result did not record any gain or loss on the extinguishment of the note.

However, in consideration of further interpretive guidance from the staff of the Securities and Exchange Commission, we have revised our treatment of this transaction to account for it using fair values. This change has resulted in our recognizing a loss on the transaction of $495,000. The loss on extinguishment was determined as follows (dollars in thousands, except per share amounts):

--------------------------------------------------------------------------------


BOOK  VALUE  OF  DEBT                                 $    3,580
                                                     ============

 FMV  OF  STOCK
    Shares  Issued                 9,000,000
    Market  Value  per  Share        $  0.425
    TOTAL  VALUE  OF  STOCK                    $    3,825

 CASH  PAID                                    $      250

 TOTAL  CONSIDERATION                          $          4,075
                                                     ============


 LOSS  FROM  STOCK  ISSUANCE                   $            (495)
                                                     ============

--------------------------------------------------------------------------------



4.  UNAUDITED  QUARTERLY  FINANCIAL  INFORMATION  (RESTATED)
------------------------------------------------------------

As discussed in Note 1, we have revised our accounting for certain transactions with DCDC as follows:
-     The  Keynomics  transaction  accounted  for  using  purchase  accounting.
- The exchange of shares and cash with DCDC for their retirement of the Union Bank note as a fair value transaction.

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

<BTB>

                                                             UNAUDITED                              UNAUDITED
                                                  Quarter Ended September 30, 2001        Quarter Ended December 31, 2001

                                              As                                      As
                                             Reported   Restated   Difference        Reported   Restated   Difference
                                             --------   --------   ----------        --------   --------   ----------
Net Revenues                                 $  2,664   $  2,575        ($89) (1)    $  3,656   $  3,149        ($507) (1)

Product Costs                                     709        709           -              812        809            3
                                             --------------------------------        ---------------------------------
Gross Margin                                    1,955      1,866         (89)           2,844      2,340         (504)


Costs and Expenses
   Sales and Marketing                            697        524         173 (1)          811        668          143  (1)
   General and Administrative                   1,206      1,073         133 (1)        1,298      1,246           53  (1) & (3)
   Research and Development                       641        608          33 (1)          566        537           29  (1)
                                             --------------------------------        ---------------------------------
Total Operating Expenses                        2,544      2,205         399            2,675      2,451          224
                                             --------------------------------        ---------------------------------
Operating Income (Loss)                          (589)      (339)        250              169       (111)        (280)
                                             ================================        =================================
Other Income (Expense)
   Interest and Other Expense                    (437)      (431)          6 (1)         (262)        44          306 (1) & (4)
   Gain (loss) on issuance of stock                 -          -           -                -          -            -
   Gain (loss) Disposal of Assets                   -         (5)         (5)               8          8            -
   Gain on Sales of Product Lines                   -          -           -               20         20            0
   Gain on Extinguishment of Debt               5,727       5,727          -            2,243      2,243            -

                                             --------------------------------        ---------------------------------
Income (Loss) Before Taxes                      4,701       4,952        251            2,178      2,204           26
                                             --------------------------------        ---------------------------------

Income Tax Expense (Benefit)                        1           1          -                1          1            -
                                             --------------------------------        ---------------------------------
Net Income                                   $  4,700      $4,951       $251         $  2,177   $  2,203          $26
                                             ================================        =================================


CONSOLIDATED STATEMENT OF INCOME
(CONTINUED)

in thousands, except per share data
all amounts unaudited

<BTB>


                                                             UNAUDITED                           UNAUDITED
                                                  Quarter Ended March 31, 2002           Quarter Ended March 31, 2002

                                              As                                      As
                                             Reported   Restated   Difference        Reported   Restated    Difference
                                             --------   --------   ----------        --------   --------   ------------
Net Revenues                                 $  3,661   $  3,661   $        0         $  9,981   $  9,385        ($596)

Product Costs                                     692        712         (20) (2)       2,213      2,229           16
                                             --------------------------------        ----------------------------------
Gross Margin                                    2,969      2,949         (20)           7,768      7,156         (612)


Costs and Expenses
   Sales and Marketing                            846        846           -            2,356      2,040          (316)
   General and Administrative                   1,114      1,114           -            3,617      3,433          (184)
   Research and Development                       535        535           -            1,743      1,680           (63)
                                             --------------------------------        ----------------------------------
Total Operating Expenses                        2,495      2,495           -            7,716      7,153           563
                                             --------------------------------        ----------------------------------
Operating Income (Loss)                           474        454         (20)              52          3           (49)
                                             ================================        ==================================
Other Income (Expense)
   Interest and Other Expense                     101        101           -             (589)      (284)          305
   Gain (loss) on issuance of stock                 -       (495)       (495) (5)           -       (495)         (495)
   Gain (loss) Disposal of Assets                   5          9           4               10         10             -
   Gain on Sales of Product Lines                   -                      -               20         20             -
   Gain on Extinguishment of Debt                   -                      -            7,970      7,970             -

                                             --------------------------------        ----------------------------------
Income (Loss) Before Taxes                        580         69        (511)           7,463      7,244          (239)
                                             --------------------------------        ----------------------------------

Income Tax Expense (Benefit)                        1           1          -                3          3            -
                                             --------------------------------        ----------------------------------
Net Income                                   $    579    $     68      ($511)         $ 7,460   $  7,221         ($239)
                                             ================================        ==================================




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

     5) Accounting for the extinguishment of the Union Bank Note as a fair value transaction resulted in a loss of $495,000on the early extinguishment of debt due to the issuance of 9,000,000 shares and obligation to pay $250,000 in cash to DCDC


5.  REALIZATION  OF  ASSETS
---------------------------

The financial statements have been prepared on a basis that contemplates our continuation as a going concern and the realization of assets and liquidation of liabilities in the ordinary course of business. We have an accumulated deficit of $36,787,000 and negative working capital of $4,628,000 as of March 31, 2002.

It is possible that we will require additional capital, either through equity or other financing arrangements. Our large accumulated losses and the negative amount of shareholders' equity as of March 31, 2002 make it difficult for us to obtain new debt financing or to obtain equity financing at attractive prices.

The financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

6.  EQUITY  RELATED  TRANSACTIONS
---------------------------------

The following tables detail the activity regarding our common stock, warrants and stock options for the nine-month period ended March 31, 2002:


                                                                                     NUMBER OF
TRANSACTION TYPE                                GROUP                               SECURITES          AMOUNT
---------------------------------------------   ------------------------------  -----------------   -------------
SHARES OUTSTANDING AS OF JUNE 30, 2001                                          9,695,740           $  29,088,425

    Private placement                           Accredited investors              835,000                 417,500

    Capital Contribution                        Former Keynomics owner                                    116,580

    Debt to equity conversion                   Related Parties                 9,661,764               3,555,000

    Options issued for consulting services      Consultants                                                41,956

    Warrants issued for consulting services     Consultants                                               269,272

    Options exercised                           Employees and Consultants          82,000                  16,794

    Warrants exercised                          Executives & advisers to IMSI   1,282,500                 318,750

    Settlement shares and warrants              Vendors                            45,823                  88,388

    Retirement into treasury                    Broderbund settlement            (200,000)                (52,000)

    Variable accounting charge                  Re-priced stock options                                    16,131
                                                                              ------------           -------------
      TOTAL                                                                    11,707,087             $ 4,788,371

                                                                              ------------           -------------
SHARES OUTSTANDING AS OF MARCH 31, 2002                                        21,402,827             $33,876,796
                                                                              ------------           -------------

--------------------------------------------------------------------------------

                                   OPTIONS          WARRANTS

OUTSTANDING AT JUNE 30, 2001      1,976,164          729,291

  Granted                         1,056,000        2,092,500

  Exercised                         (82,000)      (1,282,500)

  Cancelled                        (899,927)
                               -------------    -------------
OUTSTANDING AT MARCH 31, 2002     2,050,237        1,539,291

--------------------------------------------------------------------------------

7.  SEGMENT  INFORMATION
------------------------

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


                                                            NORTH     OTHER
           RESTATED              ARTTODAY.COM   KEYNOMICS  AMERICA   FOREIGN  ELIMINATIONS  TOTAL
           --------              ------------   ---------  -------   -------  ------------  -----

                                                  RESTATED                               RESTATED
--------------------------------------------------------------------------------------------------
THREE  MONTHS  ENDED  MARCH  31,
2002  (RESTATED)
--------------------------------------------------------------------------------------------------
Net Revenues-external                  $1,082      $ 239    $2,219      $121       --      $3,661
Operating income (loss)                   402        (84)      137        (1)      --         454
Identifiable assets                     1,989         89     4,964       (97)     (37)      6,908

THREE MONTHS ENDED MARCH 31,
2001 (RESTATED)
--------------------------------------------------------------------------------------------------
Net Revenues-external                  $  778               $2,269      $ 60       --      $3,107
Operating income (loss)                   (28)                 (57)      (40)      --        (126)
Identifiable assets                     2,324                6,453       205   (1,587)      7,395

NINE MONTHS ENDED MARCH 31,
2002 (RESTATED)
--------------------------------------------------------------------------------------------------
Net Revenues-external                  $3,013      $ 320    $5,650      $402       --      $9,385
Operating income (loss)                 1,008       (103)     (932)       31       --           3
Identifiable assets                        1,989         89     4,964       (97)     (37)      6,908

NINE MONTHS ENDED MARCH 31,
2001 (RESTATED)
--------------------------------------------------------------------------------------------------
Net Revenues-external                  $2,309               $6,845      $245       --      $9,399
Operating income (loss)                      101                 (231)      (15)      --        (145)
Identifiable assets                        2,324                6,453       205   (1,587)      7,395


8.  EARNINGS  (LOSS)  PER  SHARE
--------------------------------

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

The  following  tables  set  forth the computation of basic and diluted earnings
(loss)  per  share:


                                                                                              THREE MONTHS ENDED
                                                                                       -------------------------------
                                                                                       MARCH 31, 2002   MARCH 31, 2001
                                                                                       --------------   --------------



NUMERATOR:
----------
 Net income (loss)                                                                        $        72            (680)

 Numerator for basic earnings per share (loss) available to common stockholders                    72            (680)

 Numerator for diluted earnings per share (loss) available to common stockholders
 after assumed conversions                                                                         72            (680)

DENOMINATOR:
------------

Denominator for basic earnings per share - weighted average shares outstanding             14,081,521       9,693,892

 Effect of dilutive securities using the treasury stock method as at March 31, 2001
664,291 Warrants Outstanding                                                                       --              --
2,142,855 Stock Options Outstanding                                                                --              --
Effect of dilutive securities using the treasury stock method as at March 31, 2002
 1,539,291Warrants Outstanding                                                                488,856              --
2,050,237 Stock Options Outstanding                                                           485,171              --

 Dilutive potential common shares                                                             974,027              --

 Denominator for diluted earnings per share                                                15,055,548       9,693,892

 BASIC EARNINGS (LOSS) PER SHARE                                                          $      0.01     $     (0.07)

 DILUTED EARNINGS (LOSS) PER SHARE                                                        $      0.01     $     (0.07)





                                                                                      NINE MONTHS ENDED
                                                                                   ----------------------
                                                                                   MARCH 31,    MARCH 31,
2001
                                                                                   ----------------------
NUMERATOR:
----------

Net income (loss)                                                                    $7,216      $(1,968)

Numerator for basic earnings per share (loss) available to common
stockholders                                                                          7,216       (1,968)

Numerator for diluted earnings per share (loss) available to common
stockholders after assumed conversions                                                7,216       (1,968)

DENOMINATOR:

Denominator for basic earnings per share - weighted average shares
outstanding                                                                      11,179,696    9,684,590

Effect of dilutive securities using the treasury stock method as at March
31, 2001
664,291 Warrants Outstanding                                                             --           --
2,142,855 Stock Options Outstanding                                                      --           --
Effect of dilutive securities using the treasury stock method as at March
31, 2002
1,539,291Warrants Outstanding                                                       488,856           --
2,050,237 Stock Options Outstanding                                                 485,171           --

Dilutive potential common shares                                                    974,027           --

Denominator for diluted earnings per share                                       12,153,723    9,684,590

BASIC EARNINGS (LOSS) PER SHARE                                                       $0.65       $(0.20)

DILUTED EARNINGS (LOSS) PER SHARE                                                     $0.59       $(0.20)


9.  NEW  ACCOUNTING  STANDARDS
------------------------------

In June 2001, the Financial Accounting Standards Board adopted SFAS No. 142 Goodwill And Intangible Assets. SFAS No. 142 addresses the methods used to amortize intangible assets and to assess impairment of those assets, including goodwill resulting from business combinations accounted for under the purchase method. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, except for the non-amortization provisions of the statement, which are effective for business combinations completed after June 30, 2001. Included in our assets at March 31, 2002, is goodwill with a net carrying value of $112,000 and $179,000 relating to the acquisitions of ArtToday.com and Keynomics, respectively. OrgPlus goodwill, which was included in this category prior to September 30, 2001, was transferred to capitalized distribution rights in conjunction with the settlement of our software license and distribution agreement with Broderbund and concurrent software assignment, license and distribution agreements with Human Concepts.

Upon adoption of SFAS No. 142, we will no longer amortize goodwill related to ArtToday.com, decreasing amortization expense by approximately $81,000 in fiscal 2003. We are required to assess this goodwill for impairment in the year of adoption. We do not expect the adoption of SFAS No. 142 to have a material effect on our financial condition or results of operation. Since we restated our accounting of the Keynomics' acquisition to account for it using the purchase methodology, and since the acquisition occurred after June 30, 2001, we will not record any amortization relating to the Keynomics' goodwill, instead we will assess this goodwill for impairment and will adjust the carrying value accordingly if such impairment exists.

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

10.  GAIN  ON  EXTINGUISHMENT  OF  DEBT
---------------------------------------

During the fiscal quarter ended December 31, 2001, we recognized a $2,243,000 gain from extinguishment of debt. $2,062,000 was related to the forgiveness of a portion of the principal and accrued interest on the promissory note payable to Silicon Valley Bank, one of our senior secured creditors. $140,000 was related to the forgiveness of amounts payable to Light Work Design and $40,500 was related to the forgiveness of amounts payable to Microsoft. Light Work Design and Microsoft are two unsecured creditors that were owed royalties.

In the quarter ended September 30, 2001, we recorded a gain from extinguishment of debt of $5,727,000 related to the forgiveness of debt to BayStar Capital and DelRay Technologies. BayStar Capital agreed to settle for 10% of the principal and accrued interest and penalties outstanding. According to the agreement, payments are to be made in four quarterly installments of $177,534 beginning September 30, 2002, with interest accruing at the rate of 8% per annum from August 31, 2001 to the date of the first installment. Thereafter, the interest rate is 12% per annum until the note is paid in full on or before June 30, 2003. DelRay Technologies agreed to a one-time payment of $20,000 as settlement in full of its outstanding claim.

These combined transactions resulted into an aggregate extinguishment of debt gain of $7,970,000 for the nine-month period ended March 31, 2002.

The tax expense on the gain on extinguishment of debt is approximately $3,183,000 as calculated at our marginal tax rate of 39.94%. This expense will be entirely offset by the net operating loss carryforward.

11.  EXECUTIVE  EMPLOYMENT  AGREEMENT
-------------------------------------

As of April 27, 2002 we entered into a three-year executive employment agreement commencing January 1, 2002, with Martin Wade, which outlined the terms of Mr. Wade's employment by us as Chief Executive Officer of IMSI. As compensation for his services, Mr. Wade is to receive the following: warrants totaling 1,250,000 at an exercise price of $0.35, vesting on March 1, 2003 and expiring five years after the grant date; an additional 2 million warrants upon the sale, merger, or acquisition of at least fifty one percent of the Company's common stock by a single corporate entity at an exercise price representing the average closing price of the Company's stock over the twelve months preceding the execution of a definitive agreement for such sale, merger, or acquisition; an initial bonus of $25,000; an annual bonus for fiscal 2002 of $25,000 if the Company meets its annual plan; two subsequent annual bonuses of $50,000 each if the Company meets its annual plans for fiscal years 2003 and 2004; and the right to participate in the Company's benefit plans.

12.  SUBSEQUENT  EVENTS:  SILICON  VALLEY  NOTE  RESTRUCTURE
------------------------------------------------------------

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

During the quarter ended June 30, 2002, we will recognize an additional gain from forgiveness of debt of $100,000 arising from this transaction as an extraordinary item.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the consolidated financial statements and the notes thereto and in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in our Fiscal 2001 Form 10-K and previously filed fiscal 2002 Forms 10-QSB/A. This quarterly report on Form 10-QSB/A, and in particular this "Management's Discussion and Analysis of Financial Condition and Results of Operations," may contain forward-looking statements regarding future events or our future performance. These future events and future performance involve certain risks and uncertainties including those discussed in the "Other Factors That May Affect Future Operating Results" section of this Form 10-QSB/A, as well as in our Fiscal 2001 Form 10-K, as filed with the Securities and Exchange Commission ("SEC"). Actual events or our actual future results may differ materially from any forward-looking statements due to such risks and uncertainties. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. This analysis is not intended to serve as a basis for projection of future events.

This filing on Form 10-QSB/A is amending our original Form 10-QSB for the interim period ended March 31, 2002 as filed with the Securities and Exchange Commission on May 20, 2002. We are restating our interim condensed consolidated financial statements for the same period to reflect the modification of our accounting treatment relative to our acquisition of Keynomics' and the DCDC debt conversion to account for these transactions using fair values. All other subsequent events and their effect on our financial conditions have not been reflected in this Form 10-QSB/A.

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

RECENT  EVENTS
--------------

     FISCAL  QUARTER  ENDED  MARCH  31,  2002.

           MERGER  TERMINATION

On August 31, 2001 IMSI and DCDC entered into an Agreement and Plan of Merger and Reorganization ("Merger Agreement") pursuant to which DCDC was to merge with and into "DCDC Merge, Inc". ("Merger Sub"), a California corporation and a wholly owned subsidiary of IMSI, and Merger Sub was to continue as the surviving corporation. Simultaneously and pursuant to the Merger Agreement, DCDC agreed to purchase for $2,500,000 all rights as lender and holder under a promissory note between Union Bank of California and IMSI in the original principal amount of $3,580,000.

On March 1, 2002, we entered into a "Mutual Termination Agreement and Release" with DCDC whereby the Merger Agreement was terminated and each company was released from all duties, rights, claims, obligations and liabilities arising from, in connection with, or relating to, the Merger Agreement.

Furthermore the two companies agreed to enter into an agreement entitled Promissory Note Conversion and General Release pursuant to which DCDC agreed to cancel the entire outstanding principal amount of $3,580,000 and all interest due on the promissory note that DCDC had acquired in return for 9,000,000 shares of common stock of IMSI and cash in the amount of $250,000 to be paid in monthly installments over 15 months as follows:

     -    $10,000  per  month  for the first five installments starting March 1,
          2002
     -    $20,000  per  month  for  ten  months  thereafter

Consistent with the acquisition of Keynomics, we had previously accounted for this transaction as an arrangement between entities under common control, and as a result did not record any gain or loss on the extinguishment of the note with Union Bank and subsequent issuance of 9,000,000 IMSI common shares to DCDC.

HOWEVER, SINCE THIS TRANSACTION WAS INITIALLY DISCLOSED IN OUR FORM 10-QSB FOR THE PERIOD ENDED MARCH 31, 2002, AND IN CONSIDERATION OF FURTHER INTERPRETIVE GUIDANCE, WE HAVE REVISED OUR TREATMENT OF THIS TRANSACTION TO ACCOUNT FOR IT USING FAIR VALUES. THIS CHANGE HAS RESULTED IN OUR RECOGNIZING A LOSS ON THE TRANSACTION OF $495,000.

The loss on extinguishment was determined as follows (in thousands, except per share amounts):

--------------------------------------------------------------------------------

BOOK  VALUE  OF  DEBT                                     $     3,580
                                                          ===========
FMV  OF  STOCK
    Shares  Issued                   9,000,000
    Market  Value  per  Share        $     0.425
    Total  Value  of  Stock                  $     3,825

 CASH  PAID                                  $       250

 TOTAL  CONSIDERATION                                              $    4,075
                                                          ===========


 LOSS  FROM  STOCK  ISSUANCE                               $    (495)
                                                          ===========

--------------------------------------------------------------------------------


     PRIVATE PLACEMENT OF SHARES AND WARANTS EXERCISED

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

As of March 31, 2002, we had received formal commitment from investors to purchase 1,005,000 shares of IMSI's capital stock at an aggregate purchase price of $502,500. We received funds totaling $417,500 from the subscribers as of the end of the quarter. Subsequently and as of the date of this filing, all committed funds have been received and deposited and all shares have been issued. None of the participants in this private placement, except Mr. John Wade who is our CEO's brother and Mr. Matthew Rexon who is our chairman's cousin, were deemed to be an "affiliate" or a "related party" as defined in the Glossary to Statement of Financial Standards No.57, Related Party Disclosures.

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

The  allocation  of  the  purchase  price  is  as  follows  (in  thousands):


--------------------------------------------------------------------------------

CONSIDERATION  PAID
-------------------
Cash                                  $       50
Note Payable                                 150
Management Fees                              100
     Total Consideration                               $      300
                                                       ==========

ALLOCATION  OF  CONSIDERATION  TO  ASSETS
-----------------------------------------
Current Assets                               379
Long Term Assets                              73
Liabilities Assumed                         (566)
Identifiable Intangibles                     235
Assumed Goodwill                             179
     Allocated Assets                                  $      300
                                                       ==========

--------------------------------------------------------------------------------


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


     - On July 30, 2001 we entered into an agreement with Baystar Capital wherein Baystar agreed to accept $626,000 as settlement of all obligations due totaling $6,260,000. According to the agreement, payments are to be made in four quarterly payments beginning September 30, 2002. Interest is to accrue at 8% per annum from August 31, 2001 until the September 2002 payment, and at 12% per annum thereafter until the claim is paid in full on or before June 30, 2003.

     - We negotiated an agreement with most of our remaining unsecured creditors, which provides for the discounting to 10% of all outstanding amounts owed to them (plus the payment of interest from February 1, 2000 at the rate of 8% per annum). These payments are to be made in quarterly installments beginning August 15, 2002. These unsecured creditors comprise approximately $3,800,000 of debt on our balance sheet.

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

RESULTS  OF  OPERATIONS
-----------------------

The following tables set forth our results of operations for the three and nine-month periods ended March 31, 2002 and 2001 in absolute dollars and as a percentage of net revenues. It also details the changes from the prior fiscal year in absolute dollars and in percentages:



                                                THREE MONTHS ENDED MARCH 31,
                                          ---------------------------------------

                                            2002 (restated)   2001 (restated)
                                          ---------------------------------------  ------------------
                                                                                 $ CHANGE  % CHANGE
                                             $      AS %     $      AS %           FROM      FROM
                                                  OF SALES        OF SALES        PREVIOUS PREVIOUS
                                                                                    YEAR      YEAR
                                          ---------------------------------------  ------------------

Net Revenues                              $3,661   100.0%  $3,107   100.0%         $ 554     17.8%

Product Cost                                 712    19.4%     720    23.2%            (8)    -1.1%

GROSS MARGIN                               2,949    80.6%   2,387    76.8%           562     23.5%

Operating Expenses
Sales & Marketing                            846    23.1%     800    25.7%            46      5.8%
General & Administrative                   1,114    30.4%   1,047    33.7%            67      6.4%
Research & Development                       535    14.6%     666    21.4%          (131)   -19.7%
TOTAL OPERATING EXPENSES                   2,495    68.2%   2,513    80.9%           (18)    -0.7%

OPERATING INCOME/(LOSS)                      454    12.4%    (126)   -4.1%           580    460.3%

Other Income (Expenses)
Interest expense                             (75)   -2.0%    (572)  -18.4%           497     86.9%
Interest income                                3     0.1%       -     0.0%             3      100%
Foreign exchange gain                         14     0.4%       -     0.0%            14      100%
Other Income                                 159     4.3%       -     0.0%           159      100%
Loss from Stock Issuance                    (495)  -13.5        -     0.0%         (495)    -100%
Gain (loss) on disposal of fixed assets        9     0.2%      (6)   -0.2%           15    250.0%
TOTAL OTHER EXPENSES                        (385)  -10.5%    (578)  -18.6%          193     33.4%

INCOME (LOSS) BEFORE TAX                      69     1.9%    (704)  -22.7%          773    109.8%

Income tax expense (benefit)                   1     0.0%     (14)   -0.5%           15   -107.1%

NET INCOME (LOSS)                         $   68     1.9%  $ (690)  -22.2%        $ 758    109.9%







                                       NINE MONTHS ENDED MARCH 31,
                                   -----------------------------------

                                   2002 (restated)     2001 (restated)
                                   -----------------------------------  ------------------
                                                                        $ CHANGE  % CHANGE
                                      $      AS %         $      AS %      FROM      FROM
                                            OF SALES          OF SALES   PREVIOUS PREVIOUS
                                                                          YEAR      YEAR
                                   -----------------------------------  ------------------
Net Revenues                       $9,385   100.0%    $ 9,399   100.0%  $  (14)    -0.1%

Product Cost                        2,229    23.8%      2,521    26.8%    (292)   -11.6%

GROSS MARGIN                        7,156    76.2%      6,878    73.2%     278      4.0%

Operating Expenses
Sales & Marketing                   2,040    21.7%      1,971    21.0%      69      3.5%
General & Administrative            3,433    36.6%      3,029    32.2%     404     13.3%
Research & Development              1,680    17.9%      2,023    21.5%    (343)   -17.0%
TOTAL OPERATING EXPENSES            7,153    76.2%      7,023    74.7%     130      1.9%

OPERATING INCOME/(LOSS)                 3     0.0%       (145)   -1.5%     148    102.1%

Other Income (Expenses)
Interest expense                     (547)   -5.8%     (1,661)  -17.7%   1,114     67.1%
Interest income                         9     0.1%          -     0.0%       9    100.0%
Foreign exchange gain                  15     0.2%          -     0.0%      15    100.0%
Other Income                          239     2.5%          -     0.0%     239   -100.0%
Loss from Stock Issuance             (495)   -5.3%          -     0.0%    (495)  -100.0%
Gain (loss) on disposal of fixed
assets                                 10     0.1%         (9)   -0.1%      19    211.1%
Gain on sales of product line          20     0.2%        285     3.0%    (265)   -93.0%
Gain from extinguishment of debt    7,970    84.9%          -     0.0%   7,970    100.0%
Settlement costs                        -                (187)   -2.0%     187    100.0%
TOTAL OTHER EXPENSES                7,221    76.9%     (1,572)  -16.7%   8,793    559.4%

INCOME (LOSS) BEFORE TAX AND
CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE                7,224    77.0%     (1,717)  -18.3%   8,941    520.7%

Income tax expense (benefit)            3     0.0%        (21)   -0.2%      24    114.3%

INCOME (LOSS) BEFORE CUMULATIVE
EFFECT OF CHANGE IN ACCOUNTING
PRINCIPLE                           7,221    76.9%     (1,696)  -18.0%   8,917    525.8%

Cumulative effect of change in
accounting principle                    -     0.0%       (285)   -3.0%     285    100.0%

NET INCOME (LOSS)                  $7,221    76.9%    $(1,981)  -21.1%  $9,202    464.5%


NET  REVENUES

Net revenues of each of our principal product categories in dollars and as a percentage of total net revenues for the three and nine-month periods ended
March 31, 2002 and 2001 are summarized in the following table (in thousands except for percentage amounts):



                                     THREE MONTHS ENDED MARCH 31,       NINE MONTHS ENDED MARCH 31,
                                     ----------------------------       ---------------------------
                                RESTATED     RESTATED                     RESTATED      RESTATED
                                --------     --------                     --------      --------
                                  2002         2001       CHANGES      2002        2001         CHANGES
                                  ----         ----       -------      ----        ----         -------
                                $     %      $     %      $     %     $     %     $      %      $     %
                                -     -      -     -      -     -     -     -     -      -      -     -


VISUAL DESIGN                 $1,427  39%  $1,306  42%  $121   9%  $3,371  36%  $3,594  38%  $(223)  -6%
GRAPHIC DESIGN                 1,340  37%   1,208  39%   132  11%   3,775  40%   4,073  43%   (298)  -7%
BUSINESS APPLICATION & OTHER     937  25%     641  21%   296  46%   2,299  25%   2,114  23%    185    9%

PROVISION FOR RETURNS AND
REBATES NOT YET RECEIVED        (43)  -1%     (48) -2%     5 -11%     (59) -1%    (382) -4%    323  -85%

--------------------------------------------------------------------------------------------------------
NET REVENUES                  $3,661 100% $ 3,107 100%  $554  18%  $9,385 100%  $9,399 100%  $ (14)   0%
========================================================================================================


For the fiscal quarter ended March 31, 2002, sales of FloorPlan and TurboCAD increased as compared to the same reporting period in the previous fiscal year. This increase is the result of more focused direct marketing campaigns targeted toward the end users of these products. Sales of IMSI's flagship product, TurboCAD, decreased in the nine-month period ended March 31, 2002 as compared to the same reporting period in the previous fiscal year, resulting in an overall decrease in revenues in the visual design category. The intense competition that characterized the computer-aided design market and the delays in introducing the new version 8.0 of TurboCAD negatively impacted sales of the visual design category in the nine-month period ended March 31, 2002.

In the three and nine month periods ended March 31, 2002, revenues in the graphic design category consisted mostly of subscription revenues for graphic content from our wholly owned subsidiary ArtToday.com. When compared to the same periods in the previous fiscal year, ArtToday.com's sales increased in the quarter ended March 31, 2002 from $778,000 to $1,082,000 and from $2,310,000 to
$3,012,000 for the nine-months ended March 31, 2002. This increase is the result of more paid subscribers as a result of a wider range of subscription choices. Because ArtToday.com's revenues are based on subscriptions, these amounts are initially deferred and then amortized over the subscription periods, which extend up to twelve months. As of March 31, 2002, approximately $1,044,000 of revenue related to ArtToday.com remained deferred. The following table details the amortization schedule of these deferred revenues for the upcoming year:


                                 ARTTODAY.COM DEFERRED REVENUES TO BE RECOGNIZED
4th  Quarter  of  Fiscal  2002          $  543,000
1st  Quarter  of  Fiscal  2003          $  296,000
2nd  Quarter  of  Fiscal  2003          $  162,000
3rd  Quarter  of  Fiscal  2003          $   43,000
TOTAL                                   $  1,044,000

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

We intend to continue publishing new versions of Masterclips in the future. Future sales of Masterclips along with the increasing trend of ArtToday.com sales should contribute to higher revenues in the graphic design category in future reporting periods. The 40% increase in ArtToday's revenues in the quarter ended March 31, 2002 as compared to the same quarter from the previous fiscal year more than offset the decreases in the revenues from MasterClips and Hijaak resulting in an overall increase in the revenues derived from the graphic design category.

During the quarter ended December 31, 2001, we acquired Keynomics, a company focused on productivity enhancement software. Sales of Keynomics' products contributed $239,000 and $320,000 to the business application and other category during the three and nine-month periods ended March 31, 2002, respectively.

Prior to September 30, 2000, our focus had been primarily on our Internet business and our graphic and visual design products. Because we did not spend as much on marketing non-core products as during previous periods, sales of Flow!, FormTool, Maplinx, MasterPublisher, OrgPlus, People Scheduler, Web Business Builder and TurboProject all declined up to March 2001. These factors combined to bring revenues from the business application and other category to an all time low. During the nine month period ended March 31, 2002, however, demand for some of our non-core products in this category such as Flow!, FormTool, OrgPlus and Graphics converter increased. This increased demand along with the $320,000 increase in Keynomics' revenues replaced lost revenues from the sale of Update Now, a Y2K related product that was popular during fiscal 2001, and therefore maintain revenues from the business application and other category at the same level as in the previous fiscal year.

Net revenues from domestic sales increased by $626,000 or 23% to $3,377,000 and were 92% of total net revenues for the three-month period ended March 31, 2002. This compares to net revenues from domestic sales of $2,751,000, or 89% of total net revenues, for the comparable period in the previous fiscal year. For the nine month period ended March 31, 2002, net revenues from domestic sales decreased slightly to $8,433,000 and were 90% of total net revenues. This compares to $8,503,000 or 90% of total net revenues, for the comparable period in the previous fiscal year.

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

We amortize capitalized software development costs and license fees on a product-by-product basis. The amortization for each product is the greater of the amount computed using (a) the ratio of current gross revenues to the total of current and anticipated future gross revenues for the product or (b) the economic life of the product. During the first nine months of fiscal 2002, we capitalized new software development costs in the amount of $292,000 related to purchases made by ArtToday and Keynomics. Amortization of such costs was $478,000, and $1,006,000 in the nine-month periods ended March 31, 2002 and March 31, 2001, respectively.

SALES  AND  MARKETING

Our sales and marketing expenses consist primarily of sales and marketing personnel salaries and benefits, commissions, advertising, printing and direct mail expenses. Increase sales and marketing expenses relating to Keynomics' business in part offset decreased commissions paid to our sales force along with reduced advertising expenses and were the primary reasons for the overall increase in sales and marketing expenses in the three and nine months ended March 31, 2002. The steady ratio of sales and marketing expenses as a percentage of net revenues over the three and nine-month periods ended March 31, 2002 reflects our commitment to our core products and ArtToday's online products.

GENERAL  AND  ADMINISTRATIVE

Our general and administrative expenses consist primarily of salaries and benefits for employees in the legal, finance, accounting, human resources, information systems and operations departments and fees to our professional advisors. Additional general and administrative expenses relating to the Keynomics' business were the main reason of the increase in general and administrative expenses in the quarter ended March 31, 2002 as compared to the same period from the previous year. For the nine-month period ended March 31, 2002, a one time charge of $211,000 relating to issuance of warrants to outside consultants, totaling 785,000 warrants with an average exercise price of $0.27 and terms of three to ten years, combined with the severance cost of $60,000 payable to one of our former executives and the additional general and administrative expenses relating to the Keynomics' business were the primary causes of the increase in general and administrative expense.

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

                                                FISCAL QUARTER ENDED MARCH 31,
                                      -----------------------------------------------

                                                  2002               2001 (RESTATED)
                                                    $                       $
                                      -----------------------------  ----------------
INTEREST AND OTHER, NET
  Interest expense                               $             (75)  $          (406)
  Interest income                                                3                 6
  Foreign exchange gain (loss)                                  14               (37)
  Penalties                                                     --              (135)
  Other income                                                (336)               --
-------------------------------------  ----------------------------  ----------------
TOTAL                                            $            (394)  $          (572)
-------------------------------------  ----------------------------  ----------------


                                                 NINE MONTHS ENDED MARCH 31,
                                      -----------------------------------------------

                                                  2002               2001 (RESTATED)
                                      -----------------------------  ----------------
                                                    $                       $
                                      -----------------------------  ----------------
INTEREST AND OTHER, NET
  Interest expense                                 $          (392)  $        (1,214)
  Interest related to warrants issued                          (65)               --
  Interest income                                                9                19
  Foreign exchange gain (loss)                                  15               (61)
  Penalties                                                    (90)             (405)
  Other income                                                (256)               --
-------------------------------------  ----------------------------  ----------------
TOTAL                                            $            (779)  $        (1,661)
-------------------------------------  ----------------------------  ----------------



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

LOSS  ON  STOCK  ISSUANCE/DCDC  DEBT  CONVERSION

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

On March 1, 2002, the merger agreement with DCDC was terminated. In connection with the termination, DCDC agreed to cancel the entire outstanding principal amount of $3,580,000 and all interest due under the Union promissory note in return for 9,000,000 shares of common stock of IMSI and cash in the amount of $250,000 to be paid in monthly installments over 15 months as follows:

-     $10,000  per  month for the first five installments starting March 1, 2002
-     $20,000  per  month  for  ten  months  thereafter

Consistent with the Keynomics transaction, we had previously accounted for this transaction as an arrangement between entities under common control, and as a result did not record any gain or loss on the extinguishment of the note.

However, in consideration of further interpretive guidance from the staff of the Securities and Exchange Commission, we have revised our treatment of this transaction to account for it using fair values. This change has resulted in our recognizing a loss on the transaction of $495,000. The loss on extinguishment was determined as follows (dollars in thousands, except per share amounts):

--------------------------------------------------------------------------------

BOOK  VALUE  OF  DEBT                                         $          3,580
                                                              =================
     FMV  OF  STOCK
    Shares  Issued                    9,000,000
    Market  Value  per  Share      $       0.425
    Total  Value  of  Stock                       $     3,825

 CASH  PAID                                       $       250

 TOTAL  CONSIDERATION                                         $          4,075
                                                              =================

 LOSS  FROM  STOCK  ISSUANCE                                  $           (495)
                                                              =================

--------------------------------------------------------------------------------


GAIN  ON  EXTINGUISHMENT  OF  DEBT

We did not record any gain from extinguishment of debt during the quarter ended March 31, 2002. On April 3, 2002, we offered to Silicon Valley Bank and Silicon Valley Bank accepted an early payment of the $700,000 balance of their note at a $100,000 discount. The payment of $600,000 was made on April 5, 2002. In the next fiscal quarter, we will recognize an additional gain from extinguishment of debt of $100,000 arising from this transaction.

During the fiscal quarter ended December 31, 2001, we recognized a $2,243,000 gain from extinguishment of debt. $2,062,000 was related to the forgiveness of a portion of the principal and accrued interest on the Silicon Valley Bank note. $140,000 was related to the forgiveness of amounts payable to Light Work Design and $40,500 was related to the forgiveness of amounts payable to Microsoft. Light Work Design and Microsoft are two unsecured creditors that were owed royalties.

In the quarter ended September 30, 2001, we recorded a gain of $5,727,000 related to the extinguishment of debt to BayStar Capital and DelRay Technologies. BayStar Capital agreed to settle for 10% of the principal and accrued interest and penalties outstanding. According to the original agreement, payments are to be made in four quarterly installments beginning September 30, 2002, with interest accruing at the rate of 8% per annum from August 31, 2001 to the date of the first installment. Thereafter, the interest rate is 12% per annum until the note is paid in full on or before June 30, 2003. DelRay Technologies agreed to a one-time payment of $20,000 as settlement in full of its outstanding claim.

These combined transactions resulted into an aggregate extinguishment of debt gain of $7,970,000 for the nine-month period ended March 31, 2002.

The tax expense on the gain on extinguishment of debt is approximately $3,183,000 as calculated at our marginal tax rate of 39.94%. This expense will be entirely offset by the net operating loss carryforward.

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

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

As of March 31, 2002, we had $2,352,000 in cash and cash equivalents. This represents a $1,122,000 increase from the $1,230,000 balance at June 30, 2001. Working capital at March 31, 2002 was a negative $4,628,000. This represents an improvement of $9,738,000 over the negative working capital at June 30, 2001 of $14,366,000. The improvement in working capital over the past nine-month period is mainly the result of the decline in current liabilities following the restructuring of our debt combined with an increase in cash of $1,122,000.

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

Our operating activities generated cash of $1,077,000 and $1,809,000 during the three and nine-month period ended March 31, 2002. The loss from continuing operations before extraordinary items was $749,000 for the nine months ended March 31, 2002. The main items that helped reconcile this loss to the net cash provided by operating activities during the nine-month period ended March 31, 2002 included depreciation and amortization expenses of $1,050,000, increases of accrued interest expenses of $277,000 and a non cash charge of $310,000 related to warrants issued to outside consultants and other third parties. During the quarter ended March 31, 2002 we recovered $300,000 related to indemnification claims we have against third parties associated with the original circumstances leading to the arbitration award. The recovered amount was subsequently offset by expenses totaling $136,000 representing fees related to this matter.

Our investing activities during the nine months ended March 31, 2002 consumed $489,000 in cash used mainly in acquiring new domain names necessary to increase traffic to ArtToday's websites, in acquiring new equipment for ArtToday and in acquiring Keynomics during the previous quarter.

Our financing activities consumed cash of $193,000 during the nine-month period ended March 31, 2002. During this period, we decreased our obligation to Union Bank by $350,000 bringing the balance of all amounts due to the bank to $3,580,000. Subsequent to these payments and pursuant to our original merger agreement with DCDC, DCDC acquired the Union Bank's note in August 2001 and later converted the note into shares of IMSI's common stock. Also during the same period of fiscal 2002, we made payments relating to capital lease obligations of $218,000 and we repaid $500,000 to Silicon Valley Bank pursuant to the new $1.2 million secured promissory note. Subsequently, and during the fourth quarter of fiscal 2002, we paid the remaining balance of the Silicon Valley Bank at a $100,000 discount. We were able to do so after we raised funds in excess of $700,000 through a private placement and the exercise of warrants by certain executives and senior advisers to the company.

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

We had no material commitments for future capital expenditures or material long-term debt at March 31, 2002 except as previously disclosed under the heading "Debt restructuring" regarding long term obligations to Imageline, Baystar Capital and other unsecured creditors.

OTHER  FACTORS  THAT  MAY  AFFECT  FUTURE  OPERATING  RESULTS
-------------------------------------------------------------

Other factors that may cause fluctuations of, or a decline in, operating results in the future include the market factors and competitive factors described in our Fiscal 2001 Form 10-K, under "Future Performance and Additional Risk Factors." Factors that may affect operating results in the future include, but are not limited to:

     -    Market  acceptance  of  our  products  or  those  of  our  competitors
     - Timing of introductions of new products and new versions of existing products
     - Expenses relating to the development and promotion of such new products and new version introductions
     -    Intense  price  competition  and  numerous  end-user  rebates
     -    Projected  and  actual  changes  in  platforms  and  technologies
     - Accuracy of forecasts of, and fluctuations in, consumer demand Extent of third party royalty payments

     -    Rate  of  growth  of  the  consumer  software  and  Internet  markets
     -    Timing  of  orders  or  order  cancellations  from  major  customers
     -    Changes  or disruptions in the consumer software distribution channels
     -    Failure  of  Keynomics  to  become  profitable  on  a  sustained basis
     - Economic conditions, both generally and within the software or Internet industries

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

As of March 31, 2002, we received formal commitment from investors to purchase 1,005,000 shares of IMSI's capital stock at an aggregate purchase price of $502,500. We received funds totaling $417,500 from the subscribers as of the end of the quarter. Subsequently and as of the date of this filing all committed funds have been received and deposited and all shares have been issued. None of the participants in this private placement, except for Mr. John Wade who is our CEO's brother and Mr. Matthew Rexon who is our chairman's cousin are "affiliates" or a "related parties".

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

These transactions resulted in the issuance of 11,117,500 shares of common stock that significantly diluted the 10,212,327 shares of IMSI's capital stock issued and outstanding as of December 31, 2001.
The following table details the activity regarding common stock for the quarter ended March 31, 2002.




TRANSACTION TYPE                               GROUP                         SECURITIES             AMOUNT
-------------------------------------------  --------------------------    ------------------   -------------------
SHARES OUTSTANDING AS OF DECEMBER31, 2001                                          10,212,327     $      29,737,465

  Private placement                           Accredited investors                    835,000               417,500

  Debt to equity conversion                   Related parties                       9,000,000             3,330,000

  Options issued for consulting services      Consultants                                                    41,956

  Options exercised                           Employees and consultants                73,000                14,994

  Warrants exercised                          Executives & advisers to IMSI         1,282,500               318,750

  Variable accounting charge                  Re-priced stock options                                        16,131

                                                                            -----------------   -------------------
    TOTAL                                                                          11,190,500             4,139,331
                                                                            -----------------   -------------------
SHARES OUTSTANDING AS OF MARCH31, 2002                                             21,402,827     $      33,876,796
                                                                            -----------------   -------------------


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

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  Exhibits

DOCUMENTS INCORPORATED BY REFERENCE (as originally filed with the Security and Exchange Commission on May 20, 2002 on our original Form 10-QSB for the interim period ended March 31, 2002)

     -    Executive  Employment  Agreement  -  Martin  Wade
     -    Amendment  To  Restructure  Agreement  -  Silicon  Valley  Bank

The  following  documents  are  filed  as  a  part  of  this  Report:



EXHIBIT
NUMBER     EXHIBIT  TITLE          PAGE
-------    --------------          ----

  99.1     Certification  of  Chief  Executive  Officer  -  Internal  controls
  99.2     Certification  of  Chief  Financial  Officer  -  Internal  controls
  99.3     Certification of Chief Executive Officer Pursuant to Section 906 of the
           Sarbanes-Oxley  Act  of  2002
  99.4     Certification of Chief Financial Officer Pursuant to Section 906 of the
           Sarbanes-Oxley  Act  of  2002

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