Form 10QSB
period 2002-12-31
INTERNATIONAL MICROCOMPUTER SOFTWARE INC /CA/
filed 2003-02-11
CIK 814929

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                   FORM 10-QSB


[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarter ended                                      DECEMBER 31, 2002
                                                           -----------------

[    ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         _________to_________


                       Commission File Number     0-15949
                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)


                  CALIFORNIA                            94-2862863
                  ----------                            ----------
  (State or other jurisdiction of incorporation           (I.R.S.
                 or organization)                  Employer identification No.)


       75 ROWLAND WAY, NOVATO, CA                            94945
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


As of February 5, 2003, 22,810,732 shares of Registrant's common stock, no par value, were outstanding.

Transitional Small Business Disclosure Format:          YES          NO X
                                                                       ---

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES

                                TABLE OF CONTENTS
                                -----------------
TABLE OF CONTENTS                                                           2

PART I - FINANCIAL INFORMATION                                              3

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                         3
 CONDENSED CONSOLIDATED BALANCE SHEETS                                      3
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE L0SS     4
 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY                            5
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS                            6
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                       7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS  OF OPERATIONS                                         11

ITEM 3.  CONTROLS AND PROCEDURES                                           17

PART II - OTHER INFORMATION                                                18

ITEM 1.  LEGAL PROCEEDINGS                                                 18

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                         19


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                   19

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               19

ITEM 5.  OTHER INFORMATION                                                 19

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                  19

SIGNATURES                                                                 20

EXHIBIT 99.1                                                               24

EXHIBIT 99.2                                                               25

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share amounts)

                                                                                     (UNAUDITED)
                                                                                  -------------------  ---------------
                                                                                   DECEMBER 31, 2002    JUNE 30, 2002
                                                                                  -------------------  ---------------
ASSETS
 Current assets:
    Cash and cash equivalents                                                     $            1,173   $        2,455
    Restricted cash                                                                               65              600
    Receivables, less allowances for doubtful accounts, discounts and returns of               1,185              798
    $329 and $217
    Inventories                                                                                  461              387
    Other current assets                                                                         677              324
                                                                                  -------------------  ---------------
    TOTAL CURRENT ASSETS                                                                       3,561            4,564

 Fixed assets, net                                                                               422              390

 Other Assets
    Software development costs and license fees, net                                             620              931
    Domain names, net                                                                            651              756
    Distribution rights, net                                                                     419              491
    Goodwill, net                                                                                271              271
                                                                                  -------------------  ---------------
    TOTAL ASSETS                                                                  $            5,944   $        7,403
                                                                                  ===================  ===============
LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
    Short term debt and current portion of long-term debt                                        947   $        1,930
    Trade accounts payable                                                                     1,444            1,425
    Accrued and other liabilities                                                                741            1,329
    Accrued arbitration award                                                                    253              330
    Deferred revenue                                                                           1,664            1,309
                                                                                  -------------------  ---------------
    TOTAL CURRENT LIABILITIES                                                                  5,049            6,323

 Accrued arbitration award                                                                       451              463
 Long term debt and other obligations                                                            292              374
                                                                                  -------------------  ---------------
 TOTAL LIABILITIES                                                                $            5,792   $        7,160

Shareholders' equity:
   Common stock, no par value; 300,000,000 authorized; Issued and outstanding                 35,257           35,159
   22,794,232 and 22,778,899 shares
   Accumulated deficit                                                                       (35,078)         (34,891)
   Accumulated other comprehensive loss                                                          (27)             (25)
                                                                                  -------------------  ---------------
      TOTAL SHAREHOLDERS' EQUITY                                                                 152   $          243
                                                                                  -------------------  ---------------
           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $            5,944   $        7,403
                                                                                  ===================  ===============


            See Notes to Condensed Consolidated Financial Statements

           INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE L0SS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                        THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                            DECEMBER 31,          DECEMBER 31,

                                                                            2002      2001      2002      2001

 Net revenues                                                             $ 3,570   $ 3,149   $ 6,609   $ 5,724
 Product costs                                                              1,203       809     1,770     1,518
                                                                          --------  --------  --------  --------
  GROSS MARGIN                                                              2,367     2,340     4,839     4,206

 Costs and expenses:
    Sales and marketing                                                       913       668     1,706     1,193
    General and administrative                                                960     1,246     2,328     2,319
    Research and development                                                  666       537     1,271     1,145
                                                                          --------  --------  --------  --------
  TOTAL OPERATING EXPENSES                                                  2,539     2,451     5,305     4,657

                                                                          --------  --------  --------  --------
 OPERATING LOSS                                                              (172)     (111)     (466)     (451)
                                                                          --------  --------  --------  --------

 Other income and (expense):
    Interest and other, net                                                  (136)       71      (198)     (366)
    Gain on liquidation of foreign subsidiaries                                --        --        42        --
    Gain on extinguishment of debt                                            257     2,243       435     7,970
                                                                          --------  --------  --------  --------
 INCOME (LOSS) BEFORE INCOME TAX                                              (51)    2,203       279     7,153

 Income tax provision                                                          --         1        --         3
                                                                          --------  --------  --------  --------
 NET INCOME (LOSS)                                                        $   (51)  $ 2,202   $  (187)  $ 7,150
Other comprehensive loss, net of tax:
    Foreign currency translation, net of tax                                   (6)      (16)       (2)      (12)
                                                                          --------  --------  --------  --------
    OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX                         $   (57)  $ 2,186   $  (189)  $ 7,138
                                                                          ========  ========  ========  ========

 Basic earnings (loss) per share                                           ($0.00)  $  0.22    ($0.01)  $  0.73

 Diluted earnings (loss) per share                                         ($0.00)  $  0.21    ($0.01)  $  0.68

 Shares used in computing basic earnings (loss) per share information      22,792     9,810    22,792     9,860

 Shares used in computing diluted earnings (loss) per share information    22,792    10,417    22,792    10,467

            See Notes to Condensed Consolidated Financial Statements

          INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       Six Months ended December 31, 2002
                                 (In thousands)
                                  (Unaudited)


                                                                           Accumulated
                                             Common Stock                     Other
                                                             Accumulated  Comprehensive
                                           Shares     Amount   Deficit     Income (Loss)   Total
                                         -------------------------------------------------------
BALANCE AT JUNE 30, 2002                   22,779   $35,159   ($34,891)        ($25)       $243
                                         -------------------------------------------------------
Issuance of common stock related to:
 Settlement of debt                             10         8                                  8
 Stock options exercise                          5         1                                  1
Issuance of warrants related to:
 Employee compensation                                   259                                259
 Baystar debt refinancing                                184                                184
Consulting services rendered                              71                                 71
Reversal of employee warrant amortization               (432)                              (432)
Issuance of stock options related to:
 Consulting services rendered                             13                                 13
Variable accounting adjustment                            (6)                                (6)
Net loss                                                           (187)                   (187)
Foreign currency translation adjustment                                           (2)        (2)
                                         -------------------------------------------------------
BALANCE AT DECEMBER 31, 2002                22,794   $35,257   $ (35,078)      $ (27)      $152
                                         =======================================================



            See Notes to Condensed Consolidated Financial Statements

           INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                      SIX MONTHS ENDED DECEMBER 31,
                                                                    --------------------------------
                                                                         2002             2001
                                                                    --------------  ----------------

Cash flows from operating activities:
  NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES                       $  (694)  $           733
                                                                    --------------  ----------------


Cash flows from investing activities:
  Purchase of equipment                                                     (139)              (24)
  Proceeds from product line and domain name sales                                              20
  Acquisition of subsidiary from related party                                --              (266)
  Additions to other assets                                                  (40)               (8)
                                                                    --------------  ----------------
  NET CASH USED BY INVESTING ACTIVITIES                                     (179)             (278)
                                                                    --------------  ----------------

Cash flows from financing activities:
  Accounts Receivable Financing                                              321               215
  Debt repayments                                                           (638)             (550)
  Repayment of capital lease obligations                                     (91)             (158)
  Proceeds from issuance of common stock                                       1                 2
                                                                    --------------  ----------------
  NET CASH USED BY FINANCING ACTIVITIES                                     (407)             (491)
                                                                    --------------  ----------------

Effect of exchange rate change on cash and cash equivalents                   (2)              (11)
Net decrease in cash and cash equivalents                                 (1,282)              (47)
Cash and cash equivalents at beginning of period                           2,455             1,230
                                                                    --------------  ----------------
  CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                         $ 1,173    $        1,183
                                                                    ==============  ================

Supplemental disclosure of non-cash financing and investing activities:

Note payable arising from acquisition of Keynomics                       $    --   $           150


            See Notes to Condensed Consolidated Financial Statements

          INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.  AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION
       ---------------------

The interim condensed consolidated financial statements have been prepared from the records of International Microcomputer Software, Inc. and Subsidiaries ("IMSI") without audit. All significant inter-company balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments, which consist of only normal recurring adjustments, to present fairly the financial position at December 31, 2002 and the results of operations and cash flows as of and for the three and six months ended December 31, 2002 and 2001 have been made. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2002. The results of operations for the three and six months ended December 31, 2002 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

2.     SEGMENT INFORMATION
       -------------------

We have four reportable operating segments based on the sales market. The North America and Other Foreign segments are geographic locations and generate revenues and incur expenses related to the sale of our PC productivity software. The ArtToday.com segment comprises the revenues and expenses related to subscriptions sold through ClipArt.com, Photos.com and RebelArtist.com. The Keynomics segment represents our productivity software subsidiary. The following table details segment information as follows (in thousands):


QUARTER ENDED DECEMBER 31, 2002      ARTTODAY.COM    KEYNOMICS    NORTH AMERICA    OTHER FOREIGN    ELIMINATIONS    TOTAL
---------------------------------------------------------------------------------------------------------------------------

   Net Revenues                      $       1,181   $      447   $        1,825   $          117   $          --   $3,570
   Operating income (loss)                     (61)          58             (121)             (48)             --     (172)
   Identifiable assets                       2,883          261            2,971             (134)            (37)   5,944
---------------------------------------------------------------------------------------------------------------------------
QUARTER ENDED DECEMBER 31, 2001      ARTTODAY.COM    KEYNOMICS    NORTH AMERICA    OTHER FOREIGN    ELIMINATIONS    TOTAL
---------------------------------------------------------------------------------------------------------------------------

   Net Revenues                      $       1,043   $       81   $        1,887   $          138              --   $3,149
   Operating income (loss)                     327          (19)            (432)              13              --     (111)
   Identifiable assets                       1,394          252            4,548             (123)            (38)   6,033

---------------------------------------------------------------------------------------------------------------------------
SIX MONTHS ENDED DECEMBER 31, 2002   ARTTODAY.COM    KEYNOMICS    NORTH AMERICA    OTHER FOREIGN    ELIMINATIONS    TOTAL
---------------------------------------------------------------------------------------------------------------------------

   Net Revenues                      $       2,221   $      624   $        3,486   $          278   $          --   $6,609
   Operating income (loss)                     163           (8)            (592)             (29)             --     (466)
   Identifiable assets                       2,883          261            2,971             (134)            (37)   5,944
---------------------------------------------------------------------------------------------------------------------------
SIX MONTHS ENDED DECEMBER 31, 2001   ARTTODAY.COM    KEYNOMICS    NORTH AMERICA    OTHER FOREIGN    ELIMINATIONS    TOTAL
---------------------------------------------------------------------------------------------------------------------------

   Net Revenues                      $       1,930   $       81   $        3,432   $          281              --   $5,724
   Operating income (loss)                     606          (20)          (1,069)              32              --     (451)
   Identifiable assets                       1,394          252            4,548             (123)            (38)   6,033


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

The following table sets forth the computation of basic and diluted earnings
(loss) per share:


                                                                    THREE MONTHS ENDED          SIX MONTHS ENDED
                                                          ---------------------------------  --------------------------
                                                              DECEMBER 31,     DECEMBER 31,   DECEMBER 31,  DECEMBER 31,
                                                                    2002           2001         2002          2001
                                                           -----------------  ------------  -------------  -------------
NUMERATOR:
----------

 Net income (loss)                                              $       (51)  $     2,202  $      (187)  $     7,150

 Numerator for basic earnings per share - loss available to
 common stockholders                                            $       (51)  $     2,202  $      (187)  $     7,150

 Numerator for diluted earnings per share - loss available to
 common stockholders after assumed conversions                  $       (51)  $     2,202  $      (187)  $     7,150

DENOMINATOR:
-------------

 Denominator for basic earnings per share - weighted average
 shares outstanding                                              22,792,261     9,809,876   22,792,391     9,860,325

 Effect of dilutive securities using the treasury stock method as at December 31, 2001
              Warrants Outstanding                                       --       428,214           --       428,214
              Stock Options Outstanding                                  --       178,670           --       178,670

 Effect of dilutive securities using the treasury stock method as at December 31, 2002
              Warrants Outstanding                                       --            --           --            --
              Stock Options Outstanding                                  --            --           --            --

 Dilutive potential common shares                                        --       606,884           --       606,884

 Denominator for diluted earnings per share -  adjusted
 weighted average shares and assumed conversion                  22,792,261    10,416,760   22,792,391    10,467,209

BASIC EARNINGS (LOSS) PER SHARE                                 $     (0.00)  $      0.22  $     (0.01)  $      0.73

DILUTED EARNINGS (LOSS) PER SHARE                               $     (0.00)  $      0.21  $     (0.01)  $      0.69


4.     GAIN ON EXTINGUISHMENT OF DEBT
       ------------------------------

Consistent with our efforts over the past two years, we continue to resolve, on a case by base basis, trade and bank debt. Our efforts resulted in the extinguishment of $337,000 of debt in the quarter ending December 31, 2002 resulting in a gain of $257,000. We are continuing our efforts to resolve our past due liabilities which will likely result in extinguishment gains. Although the number and amount of these settlements is not determined, as of December 31, 2002, we had $314,000 of past due liabilities recorded. The following table details the major settlements we entered into during the three and six-month periods ended December 31, 2002 and 2001 and their effects on our financial statements (in thousands):

                                                                GAIN ON
                                       BALANCE     BALANCE    EXTINGUISHMENT
                                       BEFORE       AFTER          OF
                                     SETTLEMENT   SETTLEMENT      DEBT
                                     -----------  -----------  ----------

QUARTER ENDED DECEMBER 31, 2002
  Digital Creative Development
  Corporation ("DCDC")               $       107           80  $   27
  Other Unsecured                            230           --     230
                                     -----------  -----------  ----------
TOTAL                                $       337  $        80  $  257
                                     ===========  ===========  ==========


QUARTER ENDED DECEMBER 31, 2001
  Silicon Valley Bank                      3,262        1,200   2,062
  Other Unsecured                            200           20     181
                                     -----------  -----------  ----------
TOTAL                                $     3,462  $     1,220  $2,243
                                     ===========  ===========  ==========


SIX MONTHS ENDED DECEMBER 31, 2002
  DCDC                                       107           80      27
  Baystar Capital, LLC                       681          597      84
  Other Unsecured                            491          167     324
                                     -----------  -----------  ----------

TOTAL                                $     1,279  $       844  $  435
                                     ===========  ===========  ==========


SIX MONTHS ENDED DECEMBER 31, 2001
  Silicon Valley Bank                      3,262        1,200   2,062
  Baystar Capital, LLC                     6,256          626   5,631
  Other Unsecured                            317           40     277
                                     -----------  -----------  ----------
TOTAL                                $     9,835  $     1,866  $7,970
                                     ===========  ===========  ==========

We entered into an agreement with DCDC, a related party, to settle certain debts owed to them which arose from the termination of our planned merger with DCDC. The settlement agreement called for us to make a certain payments to DCDC creditors in exchange for the elimination of future payments to DCDC.

5.     NEW ACCOUNTING STANDARDS - ACCOUNTING FOR GOODWILL
       --------------------------------------------------

Effective July 1, 2002, we adopted SFAS NO. 142 GOODWILL AND OTHER INTANGIBLE
ASSETS.   SFAS No. 142 addresses the methods used to amortize intangible assets and to assess impairment of those assets, including goodwill resulting from business combinations accounted for under the purchase method. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, except for the non-amortization provisions of the statement, which were effective for business combinations completed after June 30, 2001. Included in our assets at December 31, 2002 and June 30, 2002, is goodwill with a net carrying value of $271,000. Our policy is to review the recoverability of goodwill at a minimum of once per year and record an impairment loss when the fair value of the assets does not exceed the carrying amount of the asset.

With the adoption of SFAS No. 142 on July 1, 2002, we no longer amortized goodwill. Had we continued to amortize goodwill, we would have incurred amortization expense of approximately $29,000 and $59,000 in the three and six-month periods ended December 31, 2002 as compared to $23,000 and $43,000 which were incurred during the same periods in the prior fiscal year.

6.     CHANGE IN EXECUTIVE EMPLOYMENT AGREEMENT
       ----------------------------------------

As disclosed on Form 10-QSB for the period ended September 30, 2002, effective on November 12, 2002, we amended the Employment Agreement between us and Mr. Martin Wade III, our Chief Executive Officer, dated April 27, 2002 whereby both parties agree to the full and complete cancellation of all outstanding warrants granted to Mr. Wade.

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

Such payment shall not be made in preference, but on the equal basis, to any payments made to the common shareholders of IMSI.

When the warrants were issued, we recorded $1,037,000 of intrinsic value as a result of the difference between the exercise price of the warrants and the then current market price. We were amortizing this charge over the vesting period of the warrants (twelve months). In the quarter ending December 31, 2002, we reversed the charges related to the amortization of the intrinsic value of these warrants as they were unvested at the time of this amendment. As a result, general and administrative expense was reduced by $432,000 in the quarter ending December 31, 2002.

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

RESULTS OF OPERATIONS
---------------------

The following table sets forth our results of operations for the three and six months ended December 31, 2002 and 2001 in absolute dollars and as a percentage of net revenues. It also details the changes from the prior fiscal year in absolute dollars and in percentages:


                                   THREE MONTHS ENDED DECEMBER 31,                      SIX MONTHS ENDED DECEMBER 31,
                          ------------------------------------------------------ --------------------------------------------------
                                  2002               2001                              2002               2001
                          ------------------ ----------------                    ---------------- ----------------
                                                                                                                      $       %
                                                               $ CHANGE % CHANGE                                    CHANGE  CHANGE
                          $         AS % OF   $      AS % OF   FROM       FROM     $     AS % OF   $       AS % OF  FROM     FROM
                                     SALES             SALES   PREVIOUS  PREVIOUS         SALES             SALES   PREVIOUS PREV-
                                                                 YEAR     YEAR                                       YEAR    IOUS
                                                                                                                             YEAR
                          ------------------ ---------------- ------------------ ---------------- ---------------- ----------------

Net revenues                 $3,570   100.0%  $3,149   100.0%    $421     13.4%   $6,609   100.0%  $5,724   100.0%  $  885    15.5%

Product cost                  1,203    33.7%     809    25.7%      394     48.7%   1,770    26.8%   1,518    26.5%     252    16.6%
------------------------- ------------------ ---------------- ------------------ ---------------- ---------------- ----------------
  GROSS MARGIN                2,367    66.3%   2,340    74.3%       27      1.2%   4,839    73.2%   4,206    73.5%     633    15.0%

 Operating expenses
  Sales & marketing             913    25.6%     668    21.2%      245     36.6%   1,706    25.8%   1,193    20.8%     513    43.0%
  General & administrative      960    26.9%   1,246    39.6%     (286)   -23.0%   2,328    35.2%   2,319    40.5%       9     0.4%
  Research & development        666    18.7%     537    17.1%      129     24.0%   1,271    19.2%   1,145    20.0%     126    11.0%
------------------------- ------------------ ---------------- ------------------ ---------------- ---------------- ----------------
  TOTAL OPERATING EXPENSES    2,539    71.1%   2,451    77.8%       88      3.6%   5,305    80.3%   4,657    81.4%     648    13.9%
------------------------- ------------------ ---------------- ------------------ ---------------- ---------------- ----------------
  OPERATING INCOME (LOSS)      (172)   -4.8%    (111)   -3.5%      (61)    55.3%    (466)   -7.1%    (451)   -7.9%     (15)    3.3%
------------------------- ------------------ ---------------- ------------------ ---------------- ---------------- ----------------

 Other income (expenses)
  Interest (expense)           (139)   -3.9%     (65)   -2.1%      (74)   114.3%    (194)   -2.9%    (472)   -8.2%     278    58.9%
  Interest income                 3     0.1%       4     0.1%       (1)   -32.0%      10     0.1%       6     0.1%       4    64.9%
  Foreign exchange gain (loss)    -     0.0%      12     0.4%      (12)  -100.0%     (14)   -0.2%       1     0.0%     (15)-1527.3%
  Other (expense) income          -     0.0%      93     3.0%      (93)  -100.0%       -     0.0%      78     1.4%     (78) -100.0%
  Gain (loss) on disposal of
     fixed assets                 -     0.0%       8     0.3%       (8)  -100.0%       -     0.0%       1     0.0%      (1) -100.0%
  Gain on sales of product line   -     0.0%      20     0.6%      (20)  -100.0%       -     0.0%      20     0.3%     (20) -100.0%
  Gain on liquidation of
     foreign subs                 -     0.0%       -     0.0%        -      0.0%      42     0.6%       -     0.0%      42   100.0%
  Gain from extinguishment
     of debt                    257     7.2%   2,243    71.2%   (1,986)   -88.5%     435     6.6%   7,970   139.2%  (7,535)  -94.5%
------------------------- ------------------ ---------------- ------------------ ---------------- ---------------- ----------------
  TOTAL OTHER
  INCOME (EXPENSES)             121     3.4%   2,315    73.5%   (2,194)   -94.8%     279     4.2%   7,604   132.8%  (7.325)  -96.3%
------------------------- ------------------ ---------------- ------------------ ---------------- ---------------- ----------------
  INCOME (LOSS)
  BEFORE TAX                    (51)   -1.4%   2,203    70.0%   (2,254)  -102.3%    (187)   -2.8%   7,153   125.0%  (7,340) -102.6%
------------------------- ------------------ ---------------- ------------------ ---------------- ---------------- ----------------
  Income tax
  expense (benefit)               -     0.0%       1     0.0%       (1)  -100.0%       -     0.0%       3     0.1%      (3) -100.0%
------------------------- ------------------ ---------------- ------------------ ---------------- ---------------- ----------------
  NET INCOME (LOSS)          $  (51)   -1.4%  $2,202    69.9%  $(2,253)  -102.3%  $ (187)   -2.8%  $7,150   124.9%   (7,337)-102.6%
========================= ================== ================ ================== ================ ================ ================

                                       13

NET REVENUES
------------

Net revenues of each of our principal product categories in dollars and as a percentage of total net revenues for the three and six months ended December 31, 2002 and 2001 are summarized in the following table (in thousands except for percentage amounts):

                                            QUARTER ENDED DECEMBER 31,                     SIX MONTHS ENDED DECEMBER 31,
                             ---------------------------------------------------- --------------------------------------------
                                      2002               2001         CHANGES            2002           2001          CHANGES
                                     -------             ------       --------          ------         ------        ---------
                                 $          %        $        %       $       %       $        %        $      %     $      %
                                 -          -        -        -       -       -       -        -        -      -     -      -
 VISUAL DESIGN                 $   696     20%  $   1,220     39%  $(524)    -43%  $ 1,661    25%  $ 2,126    37%  $(465) -22%
 GRAPHIC DESIGN                  1,386     39%      1,263     40%    124      10%    2,756    42%    2,318    40%    438   19%
 BUSINESS APPLICATION & OTHER    1,488     42%        667     21%    821     123%    2,192    33%    1,280    22%    912   71%
 ---------------------------- ---------------------------------------------------- --------------------------------------------
 NET REVENUES                  $ 3,570    100%  $   3,149    100%  $ 421      13%  $ 6,609   100%  $ 5,724   100%  $ 884   15%
 ============================ ==================================================== ============================================

Sales of FloorPlan and IMSI's flagship product, TurboCAD , decreased in the three and six months ended December 31, 2002 as compared to the same reporting periods in the previous fiscal year, resulting in an overall decrease in revenues in the visual design category. The primary reason for this decrease is the late stage of TurboCAD version 8 in its traditional lifecycle. The comparable quarter from the previous fiscal year included the launch of TurboCAD version 8 while the new version of TurboCAD is due in March 2003. The introduction of TurboCADCAM during fiscal 2003 slightly offset the overall decrease in sales in the visual design category.

Overall revenues in the graphic design category increased during the three and six months ended December 31, 2002 as compared to the same periods of the previous fiscal year. The introduction of several new graphics products during fiscal 2003 along with increased subscriptions for graphic content from our wholly owned subsidiary ArtToday.com positively impacted revenues in the graphic design category offsetting a decline in revenues from sales of Hijaak . For the six months ended December 31, 2002, revenues from ArtToday.com were $2.2 Million and represented approximately 81% of total sales in the graphic design category. Sales from ArtToday.com increased 16% from the $1.9 Million recognized during the six-month period ended December 31, 2001. This increase is attributable to a higher number of paid subscribers as a result of a wider range of subscription choices and the introduction of our new subscription service, Photos.com. As ArtToday.com's revenues are based on subscriptions, these amounts are initially deferred and then recognized over the subscription periods, which extend up to twelve months. As of December 31, 2002, approximately $1.2 million of subscription revenue related to ArtToday.com was deferred and will be recognized over the next twelve months. This balance represents an increase of $200,000 as compared to the quarter ended September 30, 2002.

During the three and six months ended December 31, 2002, revenues in the business application and other category increased significantly as compared to the same periods in the previous fiscal year. The increase was primarily due to our acquisition of Keynomics, a productivity software provider, in November 2001 and to the introduction during fiscal 2003 of several new software titles (TurboTyping, The Lord of the Rings activity studio series and Legacy Family
Tree) to this category. Revenues from Keynomics were $447,000 and $625,000 for the three months and six months ended December 31, 2002, respectively. This compares to $81,000 of revenues from Keynomics recognized during the three and six months ended December 31, 2001.

Internationally, we distribute our products through our wholly owned Australian subsidiary and republishing partners in Europe and Asia. The following table details the revenue breakdown between the domestic and international markets for the periods indicated.

                                        QUARTER ENDED DECEMBER 31,                        SIX MONTHS ENDED DECEMBER 31,
                     ----------------------------------------------------------- --------------------------------------------------
                             2002                  2001                                  2002             2001
                     ------------------- ------------------- ------------------- ------------------ ---------------   $        %
                       $     % OF TOTAL     $     % OF TOTAL $ CHANGE  % CHANGE     $    % OF TOTAL   $  % OF TOTAL CHANGE  CHANGE
                     ------------------- ------------------- ------------------- ------------------ --------------- ------  -------

DOMESTIC SALES       $3,290         92%  $2,781         88%  $   509        18%  $6,015        91%  $5,057     88%   $ 958    19%
INTERNATIONAL SALES     280          8%     368         12%      (88)      -24%     593         9%     667     12%     (74)  -11%
------------------- ------------------- ------------------- ------------------- ------------------ --------------- -------- -------
TOTAL NET SALES      $3,570        100%  $3,149        100%  $   421        13%  $6,609       100%  $5,724    100%   $ 885    15%
=================== =================== =================== =================== ================== =============== ========= ======


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

Our international revenues may be affected by the risks customarily associated with international operations, including a devaluation of the U.S. dollar, increases in duty rates, exchange or price controls, longer collection cycles, government regulations, political instability and changes in international tax laws.

PRODUCT COSTS
-------------

Our product costs include the costs of diskette and CD-ROM duplication, printing of manuals, packaging and fulfillment, freight-in, freight out, license fees, royalties that we pay to third parties based on sales of published software and amortization of capitalized software acquisition and development costs. Costs associated with the return of products, such as refurbishment and the write down in value of returned goods are also included in product costs. The increase in product costs in absolute dollars and as a percentage of net revenues for the three months ended December 31, 2002 as compared to the same periods from the previous fiscal year was primarily attributable to increased royalty expenses and to a change in product mix.

GROSS MARGIN
------------

During the quarter ended December 31, 2002, gross margin declined to 66% from 74% in the comparable quarter from the previous fiscal year. Gross margin remained flat at 73% in the six months ended December 31, 2002 as compared to the same period in the previous fiscal year. This decrease in gross margin is mainly attributable to a additional royalty expenses, sales returns and provisions and a shift in our product mix towards the business application and other segment from the visual design segment. The Keynomics margin contribution and the slightly improved gross margin from ArtToday.com partially offset the decrease in our aggregate gross margin.

Given the uncertain product lifecycle for some of our historically high margin products and depending on the success of newer versions launches, we may see our gross margin decline further in future reporting periods.

SALES AND MARKETING
-------------------

Our sales and marketing expenses consist primarily of salaries and benefits of sales and marketing personnel, commissions, advertising, printing and direct mail expenses. The increase in sales and marketing expenses during the three and six-month periods ended December 31, 2002 as compared to the same periods in the previous fiscal year is primarily due to the addition of sales and marketing expenses related to Keynomics' business which was acquired November 29, 2001. The additional sales and marketing expenses relating to Keynomics accounted for $115,000 and $255,000 for the three months and six months ended December 31, 2002, respectively. Sales commissions and consulting fees, in part offset by reductions in direct marketing expenses also accounted for increase in sales and marketing expenses for the three and six months ended December 31, 2002 as compared to the same periods from the previous fiscal year.

GENERAL AND ADMINISTRATIVE
--------------------------

Our general and administrative expenses consist primarily of the salaries and benefits for employees in the legal, finance, accounting, human resources, information systems and operations departments and fees to our professional advisors. The decrease in general and administrative expenses during the three and six months ended December 31, 2002 as compared to the same period from the previous fiscal year was mainly the result of the reversal of $432,000 of amortization of the intrinsic value of warrants issued, but unvested, to our Chief Executive Officer, Mr. Martin Wade III. On November 12, 2002, we amended Mr. Wade's Employment Agreement whereby IMSI and Mr. Wade agree to the full and complete cancellation of all outstanding warrants granted to Mr. Wade.

RESEARCH AND DEVELOPMENT
------------------------

Our research and development expenses consist primarily of salaries and benefits for research and development employees and payments to independent contractors. The increase in research and development in the three and six months ended December 31, 2002 as compared to the same periods in the previous fiscal year is mainly the result of additional research and development expenses related to the Keynomics business as we only consolidated their expenses for the month of December in the previous fiscal year. Increased development and localization expenses relating to our upcoming product releases, primarily TurboCAD version 9, also accounted for the increase in our overall research and development expenses.

INTEREST AND OTHER, NET
-----------------------

Interest and other expenses, net, include interest and penalties on debt instruments, foreign currency transaction gains and losses, and other non-recurring items. Interest and other expense, net, decreased in the six months ended December 31, 2002, as compared to the same period from the previous fiscal year. The decrease in interest expense is mainly the result of the restructuring of our bank debt during fiscal 2002.

On July 30, 2001 we entered into an agreement with Baystar, wherein Baystar agreed to accept $626,000 as settlement of all obligations due. Payments were to be made in four quarterly payments beginning September 30, 2002. Interest was to accrue at 8% per annum from August 31, 2001 until the September 2002 payment, and at 12% per annum thereafter until the claim is paid in full on or
before June 30, 2003.   On September 30, 2002, we amended the July 2001
agreement with Baystar whereby Baystar accepted $600,000 payable over six months beginning October 1, 2002. The amendment also called for us to issue 250,000, ten-year warrants to purchase IMSI common stock at $0.50 per share. Interest expense included $92,000 relating to the amortization of these warrants during the quarter ended December 31, 2002.

PROVISION FOR INCOME TAXES
--------------------------

We have not recorded a tax benefits for domestic tax losses because of the uncertainty of realization. We adhere to Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of December 31, 2002, we had $1,173,000 in cash and cash equivalents. This represents a $1,282,000 decline from the $2,455,000 balance at June 30, 2002 and $136,000 decline from the $1,309,000 balance at September 30, 2002. Working capital at December 31, 2002 was a negative $1,488,000. This represents an improvement over both the negative working capital at June 30, 2002 of $1,759,000 and at December 31, 2001 of $9,498,000. The improvement in working capital over the previous six months occurred as we further reduced our current liabilities through payments to creditors and restructuring of debt.

Our operating activities used cash of $694,000 during the six months ended December 31, 2002. This compares to a positive cash flow generated from operations of $733,000 in the six months ended December 31, 2001. The increase in inventory levels and accounts receivable contributed to the usage of cash in the six months ended December 31, 2002. Inventory increased as a function of higher sales and demand for some of our products that was not as high as expected. Accounts receivable increased primarily due to the Keynomics' division as its collection cycle is longer than the other business segments

Our investing activities consumed cash of $179,000 and $278,000 during the six months ended December 31, 2002 and 2001 principally to maintain our computer infrastructure. These investments, mainly ArtToday.com related, are consistent with our strategy to grow that division and position it among the leading content providers over the Internet. Investment activities during the comparable period of the previous fiscal year related primarily to the acquisition of Keynomics.

Our financing activities consumed net cash of $407,000 and $491,000 for the six-month periods ended December 31, 2002 and 2001, respectively, as we continued to make scheduled payments to BayStar on our renegotiated note and further reduced our total debt.

As discussed above, in October 2002, we acquired software necessary to support the growth in ArtToday.com's business. This software purchase was partially financed by the vendor and secured by a $65,000 standby letter of credit from Wells Fargo Bank which in turn required cash collateral in the form of certificate of deposit to be deposited with them. These certificates of deposits were classified on our balance sheet as restricted cash as of December 31, 2002.

Historically, we have financed our working capital and capital expenditure requirements primarily from retained earnings, short-term and long-term bank borrowings, capitalized leases and sales of common stock.

To support future growth, we may seek additional equity and/or debt financing. However, we believe that we have sufficient funds to support our operations at least for the upcoming twelve months, based on our current cash position and other potential credit and equity sources. If we continue to improve our financial performance, we believe that we will be able to obtain any additional financing required. In addition, we will continue to engage in discussions with third parties concerning the sale or license of our remaining non-core product lines and/or the sale or license of part of our assets.

The forecast period of time through which our financial resources will be adequate to support working capital and capital expenditure requirements is a forward-looking statement that involves risks and uncertainties, and actual results could vary. Furthermore, any additional equity financing may be dilutive to shareholders, and debt financing may involve restrictive covenants. If we fail to raise capital when needed, the lack of capital will have a material adverse effect on our business, operating results and financial condition.

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

                           PART II - OTHER INFORMATION
                          -----------------------------

ITEM 1.  LEGAL PROCEEDINGS

IMAGELINE, INC. VS. INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
--------------------------------------------------------------
Please refer to Form 10-QSB for the quarter ended September 30, 2002 for previous disclosure regarding this litigation. The following is an update from that disclosure.

On November 19, 2002, IMSI participated in a court ordered settlement conference before Magistrate Judge Spero, but no resolution was reached. On November 27, 2002, Magistrate Judge Zimmerman entered an order ruling that Imageline could not execute on the original judgment settled by the parties' Settlement Agreement absent a showing that IMSI had breached that agreement, but that the record before the court was insufficient to determine the issues and required further proceedings. Accordingly, the court denied both Imageline's motion for turnover of ArtToday.com stock and an assignment of all of IMSI's receivables, and IMSI's motion to quash and recall all writs of execution and levies, ordering that the stay of execution was to remain in effect pending the further proceedings. On December 6, 2002, the court entered a scheduling order setting forth a limited discovery and briefing schedule, and setting an evidentiary hearing for February 14, 2003 to determine whether Imageline could establish its allegations that IMSI had breached the Settlement Agreement and, if so, the effect of such a showing on the parties' rights and responsibilities under the Settlement Agreement.

On December 27, 2002, IMSI filed a request for hearing on the motion filed in IMSI's separate civil action against Imageline and George Riddick seeking permission from the court to deposit or inter-plead all payments due under the Settlement Agreement with the court pending final determination of IMSI's complaint. The court set the matter for hearing on January 8, 2003 and, after taking the matter under submission, denied IMSI's motion by order entered on January 22, 2003. At the January 8, 2003 hearing, Imageline requested a postponement of the February 14, 2003 evidentiary hearing set by the court for an indeterminate period of up to six months. On January 22, 2003, the court entered an order pursuant to a stipulation between the parties vacating the February 14, 2003 evidentiary hearing, and quashing and recalling in their entirety all writs of execution and vacating all levies thereunder. The court further ordered that the stay of execution on the judgment remain in effect as to any breaches of the Settlement Agreement that Imageline alleged IMSI committed prior to September 1, 2002. The court has set the matter for a case management conference on February 14, 2003 to determine the status of the proceedings and Imageline's ability to go forward with the postponed evidentiary hearing.

In IMSI's separate civil action against Imageline and George Riddick in the Eastern District of Virginia seeking injunctive and declaratory relief with respect to certain alleged copyright infringements, on January 17, 2003, United States District Court Judge James Spencer granted Imageline's motion to transfer venue to the United District Court for the District of Arizona, Tucson Division.

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

As previously reported, the portion of the complaint against IMSI seeking a constructive trust on all of our assets has been dismissed. On January 10, 2003, we filed a response to the complaint. We continue to believe that this case, as it relates to IMSI, lacks merit, and we will continue to vigorously defend the matter.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.  OTHER INFORMATION

As previously disclosed, refer to note 6 to our financial statements for amendments to our Employment Agreement with our Chief Executive Officer, Mr. Martin Wade III.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS:
---------

The following documents are filed as a part of this Report:

EXHIBIT 99.1 Certification of Chief Executive Officer Pursuant to Section 906, ------------ of the Sarbanes-Oxley Act of 2002

EXHIBIT 99.2 Certification of Chief Financial Officer Pursuant to Section 906, ------------ of the Sarbanes-Oxley Act of 2002


REPORTS ON FORM 8-K
-------------------

On December 26, 2002, we filed a Form 8-K to disclose the details of our acquisition of Keynomics, Inc.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 11, 2003     INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.


By: /s/ Martin Wade, III
Martin Wade, III
Director & Chief Executive Officer


By:  /s/ William J. Bush
William J. Bush
Chief Financial Officer (Principal Accounting Officer)

        CERTIFICATION OF CHIEF EXECUTIVE OFFICER UNDER SECTION 302 OF THE
                               SARBANES-OXLEY ACT


I, Martin Wade, III, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of International Microcomputer Software, Inc;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the periods in which this quarterly report is being prepared;

b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant efficiencies and material weaknesses.


Dated: February 11, 2003

By: /s/ Martin Wade, III
Martin Wade, III
Director & Chief Executive Officer

        CERTIFICATION OF CHIEF FINANCIAL OFFICER UNDER SECTION 302 OF THE
                               SARBANES-OXLEY ACT


I, William J. Bush, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of International Microcomputer Software, Inc;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the periods in which this quarterly report is being prepared;

b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant efficiencies and material weaknesses.


Dated: February 11, 2003

By:  /s/ William J. Bush
William J. Bush
Chief Financial Officer (Principal Accounting Officer)

                               INDEX TO EXHIBITS:

The following documents are filed as a part of this Report:


EXHIBIT
NUMBER   EXHIBIT TITLE                                                                                               PAGE
-------  -------------                                                                                               ----


99.1     Certification of Chief Executive Officer Pursuant to Section 906, of  the Sarbanes-Oxley Act of 2002          25
99.2     Certification of Chief Financial Officer Pursuant to Section 906 of the  Sarbanes-Oxley Act of 2002           26

