Form 10QSB
period 2003-03-31
INTERNATIONAL MICROCOMPUTER SOFTWARE INC /CA/
filed 2003-05-08
CIK 814929

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                  FORM 10-QSB


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the securities Exchange Act of 1934

For the quarter ended                                         MARCH 31, 2003

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to
                                              -----------  ---------------


                         Commission File Number 0-15949
                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)


                  CALIFORNIA                           94-2862863
                  ----------                           ----------
 (State or other jurisdiction of           (I.R.S. Employer identification No.)
      incorporation or organization)


                        75 ROWLAND WAY, NOVATO, CA        94945
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


As of April 30, 2003, 22,810,732 shares of Registrant's common stock, no par value, were outstanding.

Transitional Small Business Disclosure Format:       YES   NO X
                                                              -

                                    INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                                 AND SUBSIDIARIES


                                                 TABLE OF CONTENTS


TABLE OF CONTENTS                                                                                                         2


PART I - FINANCIAL INFORMATION                                                                                            3

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                                                                       3

        CONDENSED CONSOLIDATED BALANCE SHEETS                                                                             3
        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (L0SS)                                   4
        CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY                                                         5
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS                                                                   6
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                                                              7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                            12

ITEM 3.  CONTROLS AND PROCEDURES                                                                                         19


PART II - OTHER INFORMATION                                                                                              20

ITEM 1.  LEGAL PROCEEDINGS                                                                                               20

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                                                                       20

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                                                                 20

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                             21

ITEM 5.  OTHER INFORMATION                                                                                               21

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                                                21

SIGNATURES                                                                                                               22


EXHIBIT 10.1                                                                                                             26


EXHIBIT 99.1                                                                                                             30


EXHIBIT 99.2                                                                                                             31


                         PART I - FINANCIAL INFORMATION


ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                       (UNAUDITED)
                                                                                   ---------------------    -----------------
                                                                                      MARCH 31, 2003         JUNE 30, 2002
                                                                                   ---------------------    -----------------
ASSETS
 Current assets:
    Cash and cash equivalents                                                                $1,054                $2,455
    Restricted cash                                                                              65                   600
    Receivables, less allowances for doubtful accounts, discounts and returns of              1,312                   798
    $158 and $217
    Inventories                                                                                 322                   387
    Other current assets                                                                        709                   324
                                                                                   ---------------------    -----------------
    TOTAL CURRENT ASSETS                                                                      3,462                 4,564

 Fixed assets, net                                                                              388                   390

 Other Assets
    Software development costs and license fees, net                                            443                   931
    Domain names, net                                                                           604                   756
    Distribution rights, net                                                                    384                   491
    Goodwill, net                                                                               271                   271
                                                                                   ---------------------    -----------------
    TOTAL ASSETS                                                                             $5,552                $7,403
                                                                                   =====================    =================

LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
    Short term debt and current portion of long-term debt                                      $626                $1,930
    Trade accounts payable                                                                    1,337                 1,425
    Accrued and other liabilities                                                               838                 1,329
    Accrued arbitration award                                                                   179                   330
    Deferred revenue                                                                          1,849                 1,309
                                                                                   ---------------------    -----------------
    TOTAL CURRENT LIABILITIES                                                                 4,829                 6,323

 Accrued arbitration award                                                                      445                   463
 Long term debt and other obligations                                                           255                   374
                                                                                   ---------------------    -----------------
 TOTAL LIABILITIES                                                                            5,529                $7,160

Shareholders' equity:
   Common stock, no par value; 300,000,000 authorized; Issued and outstanding                35,241                35,159
   22,810,732 and 22,778,899 shares
   Accumulated deficit                                                                      (35,181)              (34,891)
   Accumulated other comprehensive loss                                                         (37)                  (25)
                                                                                   ---------------------    -----------------
      TOTAL SHAREHOLDERS' EQUITY                                                                 23                  $243
                                                                                   ---------------------    -----------------

                                                                                   =====================    =================
           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $5,552                $7,403
                                                                                   =====================    =================

            See Notes to Condensed Consolidated Financial Statements

           INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                          COMPREHENSIVE INCOME (L0SS)
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                                  MARCH  31,                     MARCH 31,
                                                                              2003           2002           2003           2002
                                                                              ----           ----           ----           ----

 Net revenues                                                                 $3,946         $3,661         $10,555        $9,385
 Product costs                                                                 1,184            712           2,954         2,229
                                                                           -------------  ------------  --------------  -----------
  GROSS MARGIN                                                                 2,762          2,949           7,601         7,156

 Costs and expenses:
    Sales and marketing                                                          929            846           2,635         2,040
    General and administrative                                                 1,307          1,114           3,635         3,433
    Research and development                                                     604            535           1,875         1,680
                                                                           -------------  ------------  --------------  -----------
  TOTAL OPERATING EXPENSES                                                     2,840          2,495           8,145         7,153

                                                                           -------------  ------------  --------------  -----------
 OPERATING INCOME (LOSS)                                                         (78)           454            (544)            3
                                                                           -------------  ------------  --------------  -----------

 Other income and (expense):
    Interest and other, net                                                      (91)          (579)           (247)         (945)
    Gain on disposition of fixed assets                                           --              9              --            10
    Gain on product line sale                                                     --             --              --            20
    Settlement costs                                                            (113)           184            (113)          166
    Gain on extinguishment of debt                                               134             --             569         7,970
                                                                           -------------  ------------  --------------  -----------
 INCOME (LOSS) BEFORE INCOME TAX                                                (148)            69            (335)        7,224

 Income tax provision (benefit)                                                  (45)             1             (45)            3

                                                                           -------------  ------------  --------------  -----------
 NET INCOME (LOSS)                                                              (103)            68            (290)        7,221
                                                                           -------------  ------------  --------------  -----------

Other comprehensive loss, net of tax:
    Foreign currency translation, net of tax                                     (10)             6             (12)           (5)
                                                                           -------------  ------------  --------------  -----------
    OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX                              ($113)           $74           ($302)       $7,216
                                                                           =============  ============  ==============  ===========

 Basic earnings (loss) per share                                              ($0.00)         $0.01          ($0.01)        $0.65

 Diluted earnings (loss) per share                                            ($0.00)         $0.01          ($0.01)        $0.59

 Shares used in computing basic earnings (loss) per share information         22,807         14,082          22,800        11,180

 Shares used in computing diluted earnings (loss) per share information       22,807         15,056          22,800        12,154

            See Notes to Condensed Consolidated Financial Statements

           INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        Nine Months ended March 31, 2003
                                 (In thousands)
                                   (Unaudited)

                                                                                                 Accumulated
                                                                                                    Other
                                                        Common Stock         Accumulated        Comprehensive
                                                    Shares       Amount        Deficit               Loss              Total
                                                 -------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2002                               22,779    $35,159         ($34,891)          ($25)              $243
                                                 ===============================================================================
  Issuance of common stock related to:
    Settlement of debt                                     10          8                                                  8
 Stock options exercise                                    22          5                                                  5
  Issuance of warrants related to:
    Employee compensation                                            259                                                259
    Baystar debt refinancing                                         184                                                184
    Consulting services rendered                                      78                                                 78
  Reversal of employee warrant amortization                         (461)                                              (461)
  Issuance of stock options related to:
    Consulting services rendered                                      15                                                 15
  Variable accounting adjustment                                      (6)                                                (6)
  Net loss                                                                           (290)                             (290)
  Foreign currency translation adjustment                                                            (12)               (12)
                                                 -------------------------------------------------------------------------------
  BALANCE AT MARCH 31, 2003                            22,811    $35,241         ($35,181)          ($37)               $23
                                                 ===============================================================================

            See Notes to Condensed Consolidated Financial Statements

           INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                      NINE MONTHS ENDED MARCH 31,
                                                              --------------------------------------------
                                                                     2003                    2002
                                                              --------------------    --------------------

Cash flows from operating activities:
 NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES                        ($395)               $1,809
                                                              --------------------    --------------------

Cash flows from investing activities:
 Purchase of equipment and furniture                                      (181)                  (71)
 Software development costs                                                (44)                  (17)
 Proceeds from product line and domain name sales                           --                    20
 Acquisition of subsidiary from related party                               --                  (266)
 Additions to other assets                                                  (8)                 (155)
                                                              --------------------    --------------------
 NET CASH USED BY INVESTING ACTIVITIES                                    (233)                 (489)
                                                              --------------------    --------------------

Cash flows from financing activities:
 Accounts Receivable Financing                                             684                    --
 Increase in notes payable                                                  --                   479
 Debt repayments                                                        (1,313)               (1,209)
 Repayment of capital lease obligations                                   (137)                 (218)
 Proceeds from issuance of common stock                                      5                   755
                                                              --------------------    --------------------
 NET CASH USED BY FINANCING ACTIVITIES                                    (761)                 (193)
                                                              --------------------    --------------------

Effect of exchange rate change on cash and cash equivalents                (12)                   (5)
Net increase (decrease) in cash and cash equivalents                    (1,401)                1,122
Cash and cash equivalents at beginning of period                         2,455                 1,230
                                                              --------------------    --------------------
 CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                         $1,054                $2,352
                                                              ====================    ====================


            See Notes to Condensed Consolidated Financial Statements

           INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

The interim condensed consolidated financial statements have been prepared from the records of International Microcomputer Software, Inc. and Subsidiaries ("IMSI") without audit. All significant inter-company balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments, which consist of only normal recurring adjustments, to present fairly the financial position at March 31, 2003 and the results of operations and cash flows for the three and nine months ended March 31, 2003 and 2002 have been made. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2002. The results of operations for the three and nine months ended March 31, 2003 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

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

      QUARTER ENDED MARCH 31, 2003        ARTTODAY.COM    KEYNOMICS   NORTH AMERICA  OTHER FOREIGN ELIMINATIONS    TOTAL
----------------------------------------------------------------------------------------------------------------------------

   Net Revenues                                $1,413         $442         $1,811         $280           $--       $3,946
   Operating income (loss)                        152           65           (272)         (23)           --          (78)
   Identifiable assets                          3,085          232          2,374          350          (489)       5,552

----------------------------------------------------------------------------------------------------------------------------
      QUARTER ENDED MARCH 31, 2002
----------------------------------------------------------------------------------------------------------------------------

   Net Revenues                                 1,082          239          2,219          121            --        3,661
   Operating income (loss)                        402          (84)           137           (1)           --          454

----------------------------------------------------------------------------------------------------------------------------
    NINE MONTHS ENDED MARCH 31, 2003
----------------------------------------------------------------------------------------------------------------------------

   Net Revenues                                 3,634        1,066          5,298          557            --       10,555
   Operating income (loss)                        315           57           (864)         (52)           --         (544)

----------------------------------------------------------------------------------------------------------------------------
    NINE MONTHS ENDED MARCH 31, 2002
----------------------------------------------------------------------------------------------------------------------------

   Net Revenues                                 3,013          320          5,650          402            --        9,385
   Operating income (loss)                      1,008         (103)          (932)          31            --            3


3.       EARNINGS (LOSS) PER SHARE

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

The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                                          THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                       ------------------------- -------------------------
                                                                        MARCH 31,    MARCH 31,      MARCH 31,    MARCH 31,
                                                                           2003         2002         2003          2002
                                                                       ------------ ------------ ------------- -----------
NUMERATOR:

  Net income (loss)                                                          ($103)          $68       ($290)      $7,221

  Numerator for basic earnings per share - Income (Loss) available to common ($103)          $68       ($290)      $7,221
  stockholders

  Numerator for diluted earnings per share -  Income (Loss) available to     ($103)          $68       ($290)      $7,221
  common stockholders after assumed conversions

DENOMINATOR:

  Denominator for basic earnings per share - weighted average shares     22,806,882   14,081,521   22,799,624  11,179,696
  outstanding

  Effect of dilutive securities using the treasury stock method as at
  March 31, 2003:
     5,254,077 Warrants Outstanding                                              --           --             --          --
     2,223,321 Stock Options Outstanding                                         --           --             --          --

  Effect of dilutive securities using the treasury stock method as at
  March 31, 2002:
      1,539,291 Warrants Outstanding                                             --      488,856             --     488,856
      2,050,237 Stock Options Outstanding                                        --      485,171             --     485,171

  Dilutive potential common shares                                               --      974,027             --     974,027

  Denominator for diluted earnings per share -  adjusted weighted        22,806,882   15,055,548     22,799,624  12,153,723
  average shares and assumed conversion

BASIC EARNINGS (LOSS) PER SHARE                                             ($0.00)        $0.01        ($0.01)       $0.65

DILUTED EARNINGS (LOSS) PER SHARE                                           ($0.00)        $0.01        ($0.01)       $0.59


4.       SETTLEMENT COSTS

During the quarter ended March 31, 2003, we incurred a charge of $60,000 relating to the full and final settlement of the "Sorrentino Vs. Digital Creative Corporation, et al." matter as disclosed under "Legal Proceedings". We also incurred a $50,000 charge relating to the settlement of infringement claims. With these settlements all legal proceeding related to these matters have ended.

5.       GAIN ON EXTINGUISHMENT OF DEBT

Consistent with our efforts over the past two years, we continue to resolve, on a case by base basis, trade and bank debt. Our efforts resulted in the extinguishment and write-off of $154,000 of debt in the quarter ending March 31, 2003 resulting in a gain of $134,000. We are continuing our efforts to resolve our past due liabilities which will likely result in additional write-offs and extinguishment gains although the number and amount of such future settlements is not determinable. As of March 31, 2003, we had $297,000 of such past due liabilities recorded. The following table details the major write-offs and settlements we entered into during the three and nine-month periods ended March 31, 2003 and 2002 and their effects on our financial statements (in thousands):

                                                BALANCE BEFORE             BALANCE AFTER         GAIN ON EXTINGUISHMENT OF
                                                  SETTLEMENT                SETTLEMENT                      DEBT
                                             ----------------------     --------------------     ---------------------------
QUARTER ENDED MARCH 31, 2003
  DCDC                                                  $--                       $--                         $--
  Baystar Capital, LLC                                   --                        --                          --
  Other Unsecured                                       154                        20                         134
                                             ----------------------     --------------------     ---------------------------
TOTAL                                                   154                        20                         134
                                             ======================     ====================     ===========================

                                             ----------------------     --------------------     ---------------------------

QUARTER ENDED MARCH 31, 2002                             --                        --                          --
                                             ======================     ====================     ===========================

NINE MONTHS ENDED MARCH 31, 2003
  DCDC                                                  107                        80                          27
  Baystar Capital, LLC                                  681                       597                          84
  Other Unsecured                                       645                       187                         458
                                             ----------------------     --------------------     ---------------------------
TOTAL                                                 1,433                       864                         569
                                             ======================     ====================     ===========================

NINE MONTHS ENDED MARCH 31, 2002
  Silicon Valley Bank                                 3,262                     1,200                       2,062
  Baystar Capital, LLC                                6,256                       625                       5,631
  Other Unsecured                                       317                        40                         277
                                             ----------------------     --------------------     ---------------------------
TOTAL                                                $9,835                    $1,865                      $7,970
                                             ----------------------     --------------------     ---------------------------

6.       SFAS NO. 142, ACCOUNTING FOR GOODWILL

Effective July 1, 2002, we adopted SFAS NO. 142 GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 142 addresses the methods used to amortize intangible assets and to assess impairment of those assets, including goodwill resulting from business combinations accounted for under the purchase method. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, except for the non-amortization provisions of the statement, which were effective for business combinations completed after June 30, 2001. Included in our assets at March 31, 2003 and June 30, 2002, is goodwill with a net carrying value of $271,000. Our policy is to review the recoverability of goodwill at a minimum of once per year and record an impairment loss when the fair value of the assets does not exceed the carrying amount of the asset.

With the adoption of SFAS No. 142 on July 1, 2002, we no longer amortize goodwill. Had we continued to amortize goodwill, we would have incurred amortization expense of approximately $29,000 and $88,000 in the three and nine-month periods ended March 31, 2003 as compared to $20,000 and $136,000 which were recognized during the same periods in the prior fiscal year.

7.       SFAS NO. 148, ACCOUNTING FOR STOCK-BASE COMPENSATION

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Base Compensation - Transition and Disclosure" which amends SFAS No. 123, "Accounting for Stock-Based Compensation," and provides alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 and Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting," to require disclosure of the effects of an entity's accounting policy with respect to stock-based compensation on reported net income and earnings per share in annual and interim financial statements. The disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether the compensation is accounted for using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25. As allowed by SFAS No. 123, we utilize the accounting method prescribed by APB Opinion No. 25 and have adopted the disclosure requirements of SFAS No. 148.

The following table illustrates the effect on net income (loss) and net income
(loss) per common share if we had applied fair value recognition provisions of SFAS No. 123 to stock based employee compensation.

                                                                       THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                            MARCH 31,                       MARCH 31,
            (IN THOUSANDS, EXCEPT PER SHARE DATA)                     2003            2002            2003            2002

NET INCOME (LOSS)                                                       ($103)             $74          ($302)          $7,216

   Add Back:  Reversal in the current year of prior year
stock-based employee compensation expense determined under
intrinsic value methodology, net of related tax effects                                                    173
   Deduct:  Total stock-based employee compensation expense
determined under fair value methodology, net of related tax
effects                                                                   (17)            (99)           (246)           (549)

                                                                   ============    ============    ============    ============
PRO FORMA NET INCOME (LOSS)                                             ($120)           ($25)          ($375)          $6,667
                                                                   ------------    ------------    ------------    ------------

Net income (loss) per common share:
   Basic - as reported                                                 ($0.00)           $0.01         ($0.01)           $0.65
   Basic - pro forma                                                   ($0.01)         ($0.01)         ($0.02)           $0.60
   Diluted - as reported                                               ($0.00)           $0.01         ($0.01)           $0.59
   Diluted - pro forma                                                 ($0.01)         ($0.01)         ($0.02)           $0.55

8.       SUBSEQUENT EVENTS

IMAGELINE SETTLEMENT

On April 18, 2003, we entered into a global settlement with Imageline by execution of a written Settlement Agreement and Mutual General Release ("Settlement"). The settlement restructured our previous settlement with Imageline and fully and finally resolved all disputes with Imageline and its president and principal shareholder, George Riddick. Under the terms of the restructured Settlement, the approximately $2.7 million judgment entered in favor of Imageline on February 29, 2000 has been vacated and set aside in its entirety and the litigation matters listed above have been dismissed with prejudice, in exchange for;

         o        An immediate payment of $621,750
         o A promissory note for $178,250 plus simple interest of 10% per annum due on or before April 18, 2004
         o Licensing and republishing rights to certain intellectual property
         o The issuance of 600,000 fully vested three year warrants with a strike price of $0.46 per share to purchase the Company's common stock

In return, the restructured settlement ends all litigation among the parties, eliminates an existing judgment against IMSI, and removes a lien on certain of IMSI's assets. The licenses granted in this settlement agreement will not negatively affect IMSI's ongoing operations and will allow the Company to end an expensive and time consuming legal dispute.

The restructured Settlement also included a general mutual release of all claims, both known and unknown, as between IMSI and ArtToday, on the one hand, and Imageline and George Riddick, on the other hand, through the April 18, 2003 effective date of the Settlement.

As a result of this restructured settlement, IMSI will recognize an additional non-operating charge of approximately $380,000 in its financial statements for the quarter ended June 30, 2003.

FIVE-YEAR, 15% SECURED PROMISSORY NOTES, WITH WARRANTS ATTACHED

In March 2003, we initiated a private placement of five-year, 15% secured promissory notes to accredited investors. We are seeking to raise a minimum of $650,000 and up to a maximum of $1,500,000 in the offering. Purchasers of the notes are also to receive warrants to purchase IMSI's common stock at the rate of one warrant for each $2.00 of principal of the notes. These warrants will have a strike price of $0.45 and will expire on the earlier of April 30, 2008 or three years after full payment of the notes. The notes are being secured by the pledge of the common stock of ArtToday.com, our wholly owned subsidiary.

The offering is being conducted directly by IMSI. Proceeds of the offering are intended to retire existing debt, purchase of and/or license of digital content and software assets and fund general working capital needs.

The first closing was held on April 28, 2003, and the final closing will occur on or before May 15, 2003. As at May 1, 2003, we had accepted subscriptions from investors to purchase $650,000 notes and all such funds have been received and deposited.

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

o Revenue from packaged product sales to resellers and end users is recorded at the time of the sale net of estimated returns.
o Revenue from sales to distributors is recognized when the product sells through to retailers and end users. Sales to distributors permit limited rights of return according to the terms of the contract.
o For software delivered via the Internet, revenue is recorded when the customer downloads the software.
o     Subscription revenue is recognized ratably over the contract period.
o Revenue from hybrid products is allocated to the underlying components based on the ratio of the value of each component to the total price and each portion is recognized accordingly.
o Non-refundable advanced payments received under license agreements with no defined terms are recognized as revenue when the customer accepts the delivered software.
o Revenue from software licensed to developers, including amounts in excess of non-refundable advanced payments, is recorded as the developers ship products containing the licensed software.
o Revenue from minimum guaranteed royalties in republishing agreements is recognized ratably over the term of the agreement. Royalties in excess of the guaranteed minimums are recognized when collected.
o Revenue from Original Equipment Manufacturer (OEM) contracts is recognized upon completion of our contractual obligations. The purpose of OEM contracts is to increase our customer base by seeding the marketplace with older versions of our software, bundled with other manufacturers' products.

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

RESULTS OF OPERATIONS

The following table sets forth our results of operations for the three and nine months ended March 31, 2003 and 2002 in absolute dollars and as a percentage of net revenues. It also details the changes from the prior fiscal year in absolute dollars and in percentages:

                                                             FISCAL QUARTER ENDED MARCH 31,
                                               ------------------------------------------------------------
                                                     2003                2002
                                               -----------------   -----------------    -------------------
                                                                                           $        %
                                                          AS %               AS %       CHANGE    CHANGE
                                                  $     OF SALES      $   OF  SALES     FROM      FROM
                                                                                        PREVIOUS  PREVIOUS
                                                                                        YEAR      YEAR
                                               -----------------   -----------------    -------------------


  Net Revenues                                 $ 3,946   100.0%    $  3,661  100.0%     $   285        7.8%


  Product Cost                                   1,184    30.0%         712   19.4%         472       66.4%

                                               -------- --------   --------- -------    --------- ---------
      GROSS MARGIN                               2,762    70.0%       2,949   80.6%         187       -6.4%

  Operating Expenses

  Sales & Marketing                               929     23.6%         846   23.1%          83        9.8%

  General & Administrative                      1,307     33.1%       1,114   30.4%         193       17.4%

  Research & Development                          604     15.3%         535   14.6%          69       12.8%
                                               -------- --------   --------- -------    --------- ---------
      TOTAL OPERATING EXPENSES                 2,840      72.0%       2,495   68.2%         345       13.8%


-----------------------------------------      -------- --------   --------- -------    --------- ---------
      OPERATING INCOME (LOSS)                    (78)     -2.0%         454   12.4%        (532)    -117.3%
-----------------------------------------      -------- --------   --------- -------    --------- ---------

  Other Income (Expenses)

  Interest (Expense)                            (137)     -3.5%         (75)  -2.1%         (62)      82.2%

  Interest Income                                  1       0.0%           3    0.1%          (2)     -54.9%

  Foreign Exchange Gains                          37       0.9%          14    0.4%          23      167.9%

  Gain On Liquidation Of Foreign Subs              -       0.0%           -    0.0%           -        0.0%

  Other (Expense) Income                           8       0.1%         (25)  -0.7%          33     -132.0%

  Loss On Stock Issuance                           -       0.0%        (495) -13.5%         495     -100.0%

  Gain On Disposal Of Fixed Assets                 -       0.0%           9    0.3%          (9)    -100.0%

  Gain On Sales Of Product Line                    -       0.0%           -    0.0%           -

  Settlement Costs                              (113)     -2.9%         184    5.0%        (297)    -161.4%

  Gain From Extinguishment Of Debt               134       3.4%           -    0.0%         134
-----------------------------------------      -------- --------   --------- -------    --------- ---------
      TOTAL OTHER INCOME (EXPENSES)              (70)     -1.8%        (385) -10.5%         315      -81.8%

-----------------------------------------      -------- --------   --------- -------    --------- ---------

     INCOME (LOSS) BEFORE TAX                   (148)     -3.8%          69    1.9%        (217)    -316.2%
-----------------------------------------      -------- --------   --------- -------    --------- ---------


  Income Tax Expense (Benefit)                   (45)     -1.1%           1    0.0%         (46)   -9003.1%

-----------------------------------------      -------- --------   --------- -------    --------- ---------

           NET INCOME (LOSS)                   $(103)     -2.6%    $     68    1.9%     $  (171)    -251.8%
-----------------------------------------      -------- --------   --------- -------    --------- ---------

                                                             NINE MONTHS ENDED MARCH 31,
                                                  ------------------------------------------------------------
                                                     2003               2002
                                                  ------------------------------------- ----------------------
                                                                                           $        %
                                                  $        AS %            $      AS %     CHANGE    CHANGE
                                                       OF SALES                OF SALES    FROM      FROM
                                                                                           PREVIOUS  PREVIOUS
                                                                                            YEAR      YEAR
                                                  ---------------------  -------------- ----------------------


  Net Revenues                                    $ 10,555      100.0%   $ 9,385 100.0% $    1,170      12.5%


  Product Cost                                       2,954       28.0%     2,229  23.8%        725      32.5%

                                                  ---------------------  -------------- ----------------------
      GROSS MARGIN                                   7,601       72.0%     7,156  76.2%        445       6.2%

  Operating Expenses

  Sales & Marketing                                  2,635       25.0%     2,040  21.7%        595      29.2%

  General & Administrative                           3,635       34.4%     3,433  36.6%        202       5.9%

  Research & Development                             1,875       17.8%     1,680  17.9%        195      11.6%
                                                  ---------------------  -------------- ----------------------
      TOTAL OPERATING EXPENSES                       8,145       77.2%     7,152  76.2%        992      13.9%


-----------------------------------------         ---------------------  -------------- ----------------------
      OPERATING INCOME (LOSS)                         (544)      -5.2%         3   0.0%       (547) -15679.2%
-----------------------------------------         ---------------------  -------------- ----------------------

  Other Income (Expenses)

  Interest (Expense)                                  (332)      -3.1%      (547) -5.8%        215     -39.4%

  Interest Income                                       12        0.1%         9   0.1%          3      28.1%

  Foreign Exchange Gains                                23        0.2%        15   0.2%          8      52.2%

  Gain On Liquidation Of Foreign Subs                   46        0.4%         -   0.0%         46     100.0%

  Other (Expense) Income                                 4        0.0%        73   0.8%        (69)    -94.7%

  Loss On Stock Issuance                                 -        0.0%      (495) -5.3%        495    -100.0%

  Gain On Disposal Of Fixed Assets                       -        0.0%        10   0.1%        (10)   -100.0%

  Gain On Sales Of Product Line                          -        0.0%        20   0.2%        (20)   -100.0%

  Settlement Costs                                    (113)      -1.1%       166   1.8%       (279)   -168.2%

  Gain From Extinguishment Of Debt                     569        5.4%     7,970  84.9%     (7,401)    -92.9%
-----------------------------------------         ---------------------  -------------- ----------------------
      TOTAL OTHER INCOME (EXPENSES)                    209        2.0%     7,221  76.9%     (7,012)    -97.1%
-----------------------------------------         ---------------------  -------------- ----------------------

     INCOME (LOSS) BEFORE TAX                         (335)      -3.2%     7,224  77.0%     (7,559)   -104.6%
-----------------------------------------         ---------------------  -------------- ----------------------


  Income Tax Expense (Benefit)                         (45)      -0.4%         3   0.0%        (48)  -1572.3%

-----------------------------------------         ---------------------  -------------- ----------------------

-----------------------------------------         ---------------------  -------------- ----------------------
     NET INCOME (LOSS)                            $   (290)      -2.7%   $ 7,221  76.9% $   (7,511)   -104.0%
-----------------------------------------         ---------------------  -------------- ----------------------

NET REVENUES

Net revenues of each of our principal product categories in dollars and as a percentage of total net revenues for the three and nine months ended March 31, 2003 and 2002 are summarized in the following table (in thousands except for percentage amounts):

                             ---------------------------------------------------- -------------------------------------------------
                                Quarter Ended March 31,                                Nine months Ended March 31,
                             ---------------------------------------------------- -------------------------------------------------
                                   2003             2002            Changes            2003          2002             Changes
                                  -----            -----            -------           -----          -----            -------
                                $      %          $     %          $      %          $    %        $     %           $         %
                             ----------------  ---------------  ---------------- --------------- --------------  ------------------
Visual Design                 $ 1,141    29%    $ 1,410   39%     $ (269)  -19%    $ 2,798  27%  $ 3,350   36%    $ (552)     -16%
Graphic Design                  1,536    39%      1,324   36%        212    16%      4,295  41%    3,751   40%       544       14%
Business Application & Other    1,268    32%        926   25%        342    37%      3,462  33%    2,284   24%     1,176       51%
-------------------------------------------------------------------------------- --------------------------------------------------
Net Revenues                  $ 3,946   100%    $ 3,661  100%     $  285     8%   $ 10,555 100%  $ 9,385  100%   $ 1,168       12%
-------------------------------------------------------------------------------- --------------------------------------------------

Sales of FloorPlan(R) and IMSI's flagship product, TurboCAD(R), decreased in the three and nine months ended March 31, 2003 as compared to the same reporting periods in the previous fiscal year, resulting in an overall decrease in revenues in the visual design category. The primary reason for this decrease is the timing of the launch of the new version of TurboCAD(R) 9.0 which was introduced in March 2003. With the launch of version 8 in December 2001, the comparable periods from the previous fiscal year included the full effect of the newly released product as compared to only one month's effect for TurboCAD(R)
9.0. Sales also were affected by a slightly longer release lifecycle for version 8 (fifteen months versus our plan of 12 months for version 9) than we had experienced in the past. The introduction of TurboCADCAM during fiscal 2003 slightly offset the overall decrease in sales in the visual design category.

Overall revenues in the graphic design category increased during the three and nine months ended March 31, 2003 as compared to the same periods of the previous fiscal year. The introduction of several new graphics products during fiscal 2003, including ClipArt & More(R) and Animations & More(R), along with increased subscriptions for graphic content from our wholly owned subsidiary ArtToday.com positively impacted revenues in the graphic design category. For the nine months ended March 31, 2003, revenues from ArtToday.com were $3.6 Million and represented approximately 84% of total sales in the graphic design category. Sales from ArtToday.com increased 19% from the $3.0 Million recognized during the nine-month period ended March 31, 2002. This increase is attributable to a higher number of paid subscribers as a result of a wider range of subscription choices and the introduction of our new subscription service, Photos.com. As ArtToday.com's revenues are based on subscriptions, these amounts are initially deferred and then recognized over the subscription periods, which extend up to twelve months. As of March 31, 2003, approximately $1,358,000 of subscription revenue related to ArtToday.com was deferred and will be recognized over the next twelve months. This balance represents an increase of $135,000 as compared to the quarter ended December 31, 2002.

The increase in revenues in the business application and other category during the three and nine months ended March 31, 2003, as compared to the same periods in the previous fiscal year, was primarily due to our acquisition of Keynomics, a productivity software provider, in November 2001 and to the introduction during fiscal 2003 of several new software titles (TurboTyping, The Lord of the Rings activity studio series, Legacy Family Tree and QuickVerse essential) to this category. Revenues from Keynomics were $441,000 and $1,066,000 for the three months and nine months ended March 31, 2003, respectively. This compares to $239,000 and $320,000 of revenues from Keynomics recognized during the three and nine months ended March 31, 2002, respectively.

Internationally, we distribute our products through our wholly owned Australian subsidiary and republishing partners in Europe and Asia. During the quarter ended March 31, 2003, we stopped the liquidation of our German subsidiary with a petition to the German Court which allowed us to utilize the wholly owned subsidiary to sell directly into the European Union. The following table details the revenue breakdown between the domestic and international markets for the periods indicated.

                         Quarter ended March 31,                                                 Nine months ended March 31,
                   -----------------------------------------------------------  ---------------------------------------------------
                    2003                2002                                     2003               2002
                   ------------------- -----------------                      ------------------ ----------------
                     $     % of total    $     % of total  $ Change % change     $    % of total   $    % of total $ Change %change
                   ------------------- -----------------  ------------------  ------------------ ----------------  ----------------
Domestic sales      $3,446        87%   $3,377      92%       $69        2%    $9,462       90%   $8,434     90%    $1,028      12%
International sales    500        13%      284       8%       216       76%     1,093       10%     $951     10%       142      15%
-------------------------------------- -----------------  ------------------  ------------------ ----------------  ----------------
Total Net Sales     $3,946       100%   $3,661     100%      $285        8%   $10,555      100%   $9,385    100%    $1,170      12%
-------------------------------------- -----------------  ------------------  ------------------ ----------------  ----------------

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

PRODUCT COSTS

Our product costs include the costs of CD-ROM duplication, printing of manuals, packaging and fulfillment, freight-in, freight out, license fees, royalties that we pay to third parties based on sales of published software and amortization of capitalized software acquisition and development costs. Costs associated with the return of products, such as refurbishment and the write down in value of returned goods are also included in product costs. The increase in product costs in absolute dollars and as a percentage of net revenues for the three and nine months ended March 31, 2003 as compared to the same periods from the previous fiscal year was primarily attributable to increased royalty expenses and to a change in product mix.

GROSS MARGIN

During the quarter ended March 31, 2003, gross margin declined to 70% from 81% in the comparable quarter from the previous fiscal year. Gross margin also declined from 76% to 72% in the nine months ended March 31, 2003 as compared to the same period in the previous fiscal year. This decrease in gross margin is mainly attributable to additional royalty expenses, sales returns and provisions and a shift in our product mix towards the "business application and other" segment from the "visual design" segment. The Keynomics margin contribution and the slightly improved gross margin from ArtToday.com partially offset the decrease in our aggregate gross margin in the three and nine months ended March 31, 2003.

Given the uncertain product lifecycle for some of our historically high margin products and depending on the success of newer versions launches, we may see our gross margin decline further in future reporting periods.

SALES AND MARKETING

Our sales and marketing expenses consist primarily of salaries and benefits of sales and marketing personnel, commissions, advertising, printing and direct mail expenses. The increase in sales and marketing expenses during the three months ended March 31, 2003 as compared to the same period in the previous fiscal year is primarily due to increased personnel charges and promotional and marketing expenses related to ArtToday.com. The increase in sales and marketing expenses for the nine months ended March 31, 2003 is mainly the result of the addition of sales and marketing expenses related to Keynomics' business which was acquired November 29, 2001. The additional sales and marketing expenses relating to Keynomics were $6,000 and $260,000 for the three months and nine months ended March 31, 2003, respectively.

GENERAL AND ADMINISTRATIVE

Our general and administrative expenses consist primarily of the salaries and benefits for employees in the legal, finance, accounting, human resources, information systems and operations departments and fees to our professional advisors. The increase in general and administrative expenses during the nine months ended March 31, 2003 as compared to the same period from the previous fiscal year was mainly the result of increased general and administrative expenses relating to ArtToday.com's business in part offset by the reversal of $432,000 of amortization of the intrinsic value of warrants issued, but unvested, to our Chief Executive Officer, Mr. Martin Wade III. On November 12, 2002, we amended Mr. Wade's Employment Agreement whereby IMSI and Mr. Wade agree to the full and complete cancellation of all outstanding warrants granted to Mr. Wade. Increased general and administrative expenses of ArtToday.com in the three and nine month ended March 31, 2003 included higher bank and internet service charges, higher lease expenses and payroll charges, all necessary to sustain the aggressive growth in ArtToday.com's business.

RESEARCH AND DEVELOPMENT

Our research and development expenses consist primarily of salaries and benefits for research and development employees and payments to independent contractors. The increase in research and development expenses in the three months ended March 31, 2003 as compared to the same period from the previous fiscal year resulted mainly from increased personnel costs relative to ArtToday.com. The increase in research and development expenses in the nine months ended March 31, 2003 as compared to the same periods in the previous fiscal year is mainly the result of additional research and development expenses related to the Keynomics business as we only consolidated their expenses beginning December 1, 2001.

INTEREST AND OTHER, NET

Interest and other expenses, net, include interest and penalties on debt instruments, foreign currency transaction gains and losses, and other non-recurring items. The following table summarizes the components of interest and other, net for the three and nine-month periods ended March 31, 2003 and 2002:
           FISCAL QUARTER ENDED MARCH 31,
------------------------------------------------------
                                  2003         2002
                                 --------    ---------
  INTEREST AND OTHER, NET

 Interest expense                $ (45)          (75)
 Interest related to warrants
 issued                            (92)            -

 Interest income                     1             3

 Foreign exchange gain              37            14

 Other (expense) income              8          (521)
-------------------------------- --------    ---------

  TOTAL                          $ (91)      $  (579)
-------------------------------- --------    ---------

             NINE MONTHS ENDED MARCH 31,
------------------------------------------------------
                                  2003         2002
                                 --------    ---------
  INTEREST AND OTHER, NET

 Interest expense                $ (148)        (392)
 Interest related to warrants
issued                             (184)         (65)

 Interest income                     12            9

 Foreign exchange gain               23           15
 Gain on liquidation of
foreign subs                         46            -

 Penalties                            -          (90)

 Other (expense) income               4         (422)
-------------------------------- --------    ---------

  TOTAL                          $ (247)     $  (945)
-------------------------------- --------    ---------

The decrease in interest expense is mainly the result of the restructuring of our bank debt that we began in fiscal 2002.

On July 30, 2001 we entered into an agreement with Baystar, wherein Baystar agreed to accept $626,000 as settlement of all obligations due. Payments were to be made in four quarterly payments beginning September 30, 2002. Interest was to accrue at 8% per annum from August 31, 2001 until the September 2002 payment, and at 12% per annum thereafter until the claim is paid in full on or before June 30, 2003. On September 30, 2002, we amended the July 2001 agreement with Baystar whereby Baystar accepted $600,000 payable over six months beginning October 1, 2002. The amendment also called for us to issue 250,000, ten-year warrants to purchase IMSI common stock at $0.50 per share. Interest expense included $92,000 and $184,000 relating to the amortization of these warrants during the quarter and nine months ended March 31, 2003, respectively.

As previously disclosed in our restated Form 10-QSB/A for the quarter ended March 31, 2002, Other income included a $495,000 charge resulting from the issuance of 9,000,000 common shares and $250,000 in cash to DCDC in exchange for the retirement of the Union Bank Note which they had previously acquired from Union Bank of California.

SETTLEMENT COSTS

During the quarter ended March 31, 2003, we incurred a charge of $60,000 relating to the settlement of the "Sorrentino Vs. Digital Creative Corporation, et al." matter as disclosed under "legal Proceedings". We also incurred a $50,000 relating to a settlement of infringement claims.

PROVISION FOR INCOME TAXES

In the three months ended March 31, 2003, we recorded a tax benefit of $47,000 related to the reduction of our estimate of our California income tax expense recognized in our financial statements at June 30, 2002.

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

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2003, we had $1,054,000 in cash and cash equivalents. This represents a $1,401,000 decline from the $2,455,000 balance at June 30, 2002 and $119,000 decline from the $1,173,000 balance at December 31, 2002. Working capital at March 31, 2003 was a negative $1,367,000. This represents an improvement over the negative working capital at December 31, 2002 of $1,488,000, at June 30, 2002 of $1,759,000 and at March 31, 2002 of $4,628,000.
The improvement in working capital over the previous periods occurred as we further reduced our current liabilities through payments to creditors and restructuring of debt.

Our operating activities used cash of $395,000 during the nine months ended March 31, 2003. This compares to a positive cash flow generated from operations of $1,809,000 in the nine months ended March 31, 2002. Our net loss, combined with the increase in accounts receivable, as we extended longer terms to our customers, contributed to the usage of cash in the nine months ended March 31, 2003. The increase in Keynomics' accounts receivable, due to its longer collection cycle, was offset by factoring transactions that are captured in our financing activities. The decline in our profitability for the nine months ended March 31, 2003 as compared to the same period from the previous fiscal year and additional working capital needs to invest in inventory and accounts receivable explains the transition from a positive to a negative operating cash flow.

Our investing activities consumed cash of $233,000 during the nine months ended March 31, 2003, principally used to maintain our computer infrastructure. These investments, mainly ArtToday.com related, are consistent with our strategy to grow that division and position it among the leading content providers over the Internet. Investment activities, which used $489,000 in cash during the comparable period of the previous fiscal year, related primarily to the acquisition of Keynomics and the purchase of domain names, a necessary driver to ArtToday.com's growth.

Our financing activities consumed net cash of $761,000 for the nine-month period ended March 31, 2003, mainly used to make scheduled payments to BayStar on our renegotiated note and to further reduce our total debt. While we were able to significantly reduce our bank debt during the comparable period of the previous fiscal year, our financing activities used only $193,000 during the nine months ended March 31, 2002 as a result of the $700,000 raised through a private placement and the exercise of warrants by certain executives and senior advisers to the company.

During March 2003, we initiated, through a private placement to accredited investors, an offering of five-year 15% secured promissory notes with warrants attached. We are seeking to raise a minimum of $650,000 and up to a maximum of $1,500,000 in the offering. Purchasers of the notes are also to receive warrants to purchase IMSI's common stock at the rate of one warrant for each $2.00 of principal of the notes. These warrants will have a strike price of $0.45 and will expire on the earlier of April 30, 2008 or three years after full payment of the note. Proceeds of the offering are intended to retire existing debt, purchase of and/or license of digital content and software assets and fund general working capital needs. As at May 1, 2003, we had accepted subscriptions from investors to purchase $650,000 notes and all committed funds have been received and deposited.

In October 2002, we acquired software in order to support the growth in ArtToday.com's business. This software purchase was partially financed by the vendor and secured by a $65,000 standby letter of credit from Wells Fargo Bank which in turn required cash collateral in the form of certificate of deposit to be deposited with them. These certificates of deposits were classified on our balance sheet as restricted cash as of March 31, 2003.

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


ITEM 3.  CONTROLS AND PROCEDURES

(a) Under the supervision and with the participation of IMSI's management, including IMSI's principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

(b) We have evaluated our accounting procedures and control processes related to material transactions to ensure they are recorded timely and accurately in the financial statements. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

IMAGELINE, INC. VS. INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.

Pease refer to Form 10-QSB for the quarter ended December 31, 2002 for previous disclosure regarding this litigation. The following is an update of that disclosure.

On April 18, 2003, we entered into a global settlement with Imageline by execution of a written Settlement Agreement and Mutual General Release ("Settlement"). The settlement restructured our previous settlement with Imageline and fully and finally resolved all disputes with Imageline and its president and principal shareholder, George Riddick. ,Under the terms of the restructured Settlement, the approximately $2.7 million judgment entered in favor of Imageline on February 29, 2000 has been vacated and set aside in its entirety and the litigation matters listed above have been dismissed with prejudice, in exchange for;

      o     An immediate payment of $621,750
      o A promissory note for $178,250 plus simple interest of 10% per annum due on or before April 18, 2004
      o     Licensing and republishing rights to certain intellectual property
      o The issuance of 600,000 fully vested three year warrants with a strike price of $0.46 per share to purchase the Company's common stock

In return, the restructured Settlement ends all litigation among the parties, eliminates an existing judgment against IMSI, and removes a lien on certain of IMSI's assets. The licenses granted in this settlement agreement will not negatively affect IMSI's ongoing operations and will allow the Company to end an expensive and time consuming legal dispute.

The restructured Settlement also included a general mutual release of all claims, both known and unknown, as between IMSI and ArtToday, on the one hand, and Imageline and George Riddick, on the other hand, through the April 18, 2003 effective date of the Settlement.

As a result of this restructured settlement, IMSI will recognize an additional non-operating charge of approximately $380,000 in its financial statements for the quarter ended June 30, 2003.

SORRENTINO VS. DIGITAL CREATIVE DEVELOPMENT CORPORATION, ET AL.

Please refer to Form 10-QSB for the quarter ended December 31, 2002 for previous disclosure regarding this litigation. The following is an update of that disclosure.

We entered into a settlement of this litigation with Mr. Sorrentino as of February 13, 2003, pursuant to which we agreed to pay $60,000 to Mr. Sorrentino, in equal installments over twelve months, and the parties agreed to a stipulation of discontinuance of the action with prejudice. Separately, Mr. Sorrentino also entered into a settlement agreement with the other named parties in the action, including certain of IMSI's Directors.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Not Applicable


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable


ITEM 5.  OTHER INFORMATION

Not Applicable


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS:

The following documents are filed as a part of this Report:

EXHIBIT 10.1 Employment Agreement (William J. Bush, CFO)
EXHIBIT 99.1 Certification of Chief Executive Officer Pursuant to Section 906 of
             the Sarbanes-Oxley Act of 2002
EXHIBIT 99.2 Certification of Chief Financial Officer Pursuant to Section 906 of
             the Sarbanes-Oxley Act of 2002

REPORTS ON FORM 8-K

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: MAY 8, 2003                    INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
-----------------                    ------------------------------------------


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


Dated: May 8, 2003

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


Dated: May 8, 2003

By:  /s/ William J. Bush
William J. Bush
Chief Financial Officer (Principal Accounting Officer)

                               INDEX TO EXHIBITS:

The following documents are filed as a part of this Report:

EXHIBIT        EXHIBIT TITLE                                                                                            PAGE
NUMBER

    10.1       Employment Agreement (William J. Bush, CFO)                                                                 26
    99.1       Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002          30
    99.2       Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002          31