Form 10KSB
period 2003-06-30
INTERNATIONAL MICROCOMPUTER SOFTWARE INC /CA/
filed 2003-09-25
CIK 814929

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report under section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended JUNE 30, 2003

[ ]      Transition report under Section 13 or 15(d) of the Exchange Act of 1934

                  For the Transition Period from _____ to _____

                           Commission File No. 0-15949

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                 (Name of Small business issuer in its charter)


                        CALIFORNIA                                                 94-2862863
-------------------------------------------------------------     --------------------------------------------------
(State or other jurisdiction of incorporation or organization)         (I.R.S. Employer Identification No.)

        75 ROWLAND WAY, NOVATO, CALIFORNIA                                             94945
-------------------------------------------------------------     --------------------------------------------------
      (Address of principal executive offices)                                       (Zip code)

                 (415) 878-4000
-------------------------------------------------------------
           Issuer's telephone number

Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

Securities registered pursuant to Section 12(g) of the Act:

                           COMMON STOCK, NO PAR VALUE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year. $8,932,000

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the average bid and asked price of the common stock as of SEPTEMBER 22, 2003 was approximately $31,283,892.

As of SEPTEMBER 22, 2003, 23,173,253 Shares of Issuer's common stock, no par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                            FORM 10-KSB ANNUAL REPORT
                        FOR THE YEAR ENDED JUNE 30, 2003

                                TABLE OF CONTENTS


PART I                                                                                                                          3
---------------------------------------------------------------------------------------------------------------------------------
   ITEM 1- DESCRIPTION OF BUSINESS                                                                                              3
   ITEM 2- DESCRIPTION OF PROPERTY                                                                                              7
   ITEM 3- LEGAL PROCEEDINGS                                                                                                    7
   ITEM 4- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                                  8

PART II                                                                                                                         8
---------------------------------------------------------------------------------------------------------------------------------
   ITEM 5- MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS                                                             8
   ITEM 6- MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION                                                            8
   ITEM 7- FINANCIAL STATEMENTS                                                                                                18
   ITEM 8- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE                                38
   ITEM 8A- CONTROLS AND PROCEDURES                                                                                            38

PART III                                                                                                                       38
---------------------------------------------------------------------------------------------------------------------------------
   ITEM 9- DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT    38
   ITEM 10- EXECUTIVE COMPENSATION                                                                                             40
   ITEM 11- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS                     42
   ITEM 12- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                                                     43
   ITEM 13- EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K                                                             44
   ITEM 14- PRINCIPAL ACCOUNTANT FEES AND SERVICES                                                                             45

SIGNATURES                                                                                                                     46
---------------------------------------------------------------------------------------------------------------------------------
POWER OF ATTORNEY                                                                                                              47
---------------------------------------------------------------------------------------------------------------------------------
INDEX TO EXHIBITS                                                                                                              48
---------------------------------------------------------------------------------------------------------------------------------

                                     PART I

FORWARD-LOOKING INFORMATION

This Annual Report of International Microcomputer Software, Inc ("IMSI" or the "Company") on Form 10-KSB contains forward-looking statements, particularly those identified with the words, "anticipates," "believes," "expects," "plans," and similar expressions. These statements reflect management's best judgment based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under "Legal Proceedings" and "Management's Discussion and Analysis and Plan of Operations," generally, and specifically therein under the captions "Liquidity and Capital Resources" as well as elsewhere in this Annual Report on Form 10-KSB. Actual events or results may differ materially from those discussed herein.

ITEM 1- DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

IMSI was incorporated in California in November 1982. Our mission is to develop and publish PC software applications, and since our founding we have become a leading developer and publisher of productivity software in the precision design and other related business applications fields.

Our corporate headquarters are in Novato, California and we maintain a branch office in Australia.

In August 2001, Digital Creative Development Corporation ("DCDC") entered into a merger agreement with IMSI. This merger was approved by the directors of DCDC and was subject to DCDC shareholder approval. It was also approved by the directors of IMSI and 52% of the outstanding shareholders of IMSI. Upon signing of the merger agreement, Mr. Martin Wade III, a director and CEO of DCDC, became CEO of IMSI, four of our five directors resigned and the entire board of directors of DCDC was appointed to the IMSI board of directors.

In November 2001, we acquired Keynomics from DCDC, which focused on productivity enhancement software. Keynomics provides ergonomic and keyboard training for worker-enhanced safety, productivity and ergonomic compliance improvements thru its proprietary software system, "The KeySoft Performance System". Keynomics' mission is to reduce corporate keyboarding costs and risks and provide significant long-term savings through ergonomic and productivity training and awareness.

In February 2002, we entered into a "Mutual Termination Agreement and Release" with DCDC whereby the proposed merger was terminated and each company was released from all duties, rights, claims, obligations and liabilities arising from, in connection with, or relating to, the merger.

In June 2003, we sold ArtToday, Inc ("ArtToday"), our wholly owned subsidiary based in Arizona, to Jupitermedia Corporation ("Jupiter") for a combination of cash, restricted stock and two-year earn-outs. Under Generally Accepted Accounting Principles ("GAAP") in the United States, ArtToday's operating results have been accounted for as discontinued operations. The following table presents net revenues and operating income as included in continuing and discontinued operations:

                                   FISCAL YEAR
                                                           2003          2002
                                                           ----          ----
Net Revenue
         Continued Operations                            $  8,932      $  8,484
         Discontinued Operations                            5,249         4,152
                                                           14,181        12,636
                                                           ======        ======
Operating income (loss)
         Continued Operations                              (2,610)       (1,803)
         Discontinued Operations                            1,265         1,271
                                                          ($1,345)        ($532)
                                                          =======         =====

OVERVIEW OF OUR BUSINESS

We have pursued the objective of developing and publishing PC graphics, design, and business applications software. Our best-known product families include TurboCAD and FloorPlan in the precision design category, and MasterClips, OrgPlus and Keynomics in the business applications category.

PRINCIPAL PRODUCTS


PRECISION DESIGN

Our precision design products accounted for 42% and 52% of our net revenues in fiscal 2003 and 2002, respectively. Our precision design products include the following:

         o TURBOCAD(R) is a top-selling Computer Aided Design ("CAD") software product that allows a user to create precision drawings, with over 1 million units sold. It offers comprehensive functionality for the technical professional combined with ease-of-use for the novice user. TurboCAD is used by architects, engineers, and contractors in small and medium-sized businesses, as well as by workgroups within many large corporations such as Pennzoil, Dow Chemical, Bechtel, Babcock & Wilcox, Houston Power & Lighting, and Motorola.

         o FLOORPLAN 3D(R) is a software tool for residential and commercial space layout that allows a user to create, view, and walk through plans in three dimensions with photo-realistic rendering. FloorPlan 3D has received numerous industry awards such as PC Magazine's Editors Choice Award, and has sold over 1 million units.

         o TURBOCADCAM integrates our popular, award winning computer-aided design program with powerful computer-aided machining capabilities. This seamless integration of CAD, CAM and CNC is designed to immediately increase machine shop and manufacturer profits and productivity.

BUSINESS APPLICATIONS AND OTHER

Our business applications and other products include art images, photographs, video clips, animations and fonts stored in electronic form that enhance communication by making online, onscreen and printed output more visually appealing and other business graphics and general office products. These products accounted for 58% and 48% of net our revenues in fiscal 2003 and 2002 respectively. Our business applications products include the following:

         o CLIPART & MORE, ANIMATIONS & MORE are large collections of top-quality, royalty-free images, animations, videos, fonts, sounds and images in a variety of categories. The included media is useful to a wide range of customers such as individuals making printed announcements in their home, and professional graphic artists designing brochures for clients.

         o MASTERCLIPS is a collection of top-quality, royalty-free images for use in personal projects such as advertising, brochures, newsletters, postcards, and more.

         o HIJAAK is a professional graphics toolkit that allows users to convert, manage and view over 115 graphics file formats including 3D and full Postscript files.

         o FLOWCHARTS & MORE enables general business users to create a wide variety of diagrams, including flowcharts, organization charts, timelines, block diagrams, geographic maps, and marketing charts.

         o ORGPLUS is an application designed for creating professional organization charts. OrgPlus completely automates chart creation so that no drawing or manual positioning of boxes is required.

         o TURBOPROJECT is a project management tool that allows users to create and manage a project schedule, allocate resources and establish and track project budgets.

         o FORMTOOL(R) is a forms automation product that allows users to design and print personal forms quickly, or choose from over 400 pre-built templates.

         o LORD OF THE RINGS ACTIVITY STUDIO allows the user to experience the movie magic of J.R.R. Tolkien's best selling Fellowship of the Ring books. The software includes movie stills, and lets the user print themed calendars, posters, party kits, and more.

         o EZLANGUAGE is a tool for learning over 16 languages, including Spanish, French, German, Russian, English, Italian, Japanese, Korean, and more. Perfect for beginners, business travelers, and others wishing to learn a new language or sharpen existing skills.

         o        KEYNOMICS    produces    ergonomic   and   keyboard   training
                  applications for worker-enhanced safety, productivity and ergonomic compliance improvements.

DISTRIBUTION METHODS

INTERNET- A key emphasis of our sales strategy is to significantly increase the marketing of our products via the Internet. We sell from our own websites, as well as through strategic partnerships with online resellers and service bureaus.

REPUBLISHING- In March 2000, we executed an agreement with ValuSoft to republish and sell our software products to major retailers in North America. Under this agreement, ValuSoft performs the manufacturing, assembly, packaging, sales and distribution of our products to retailers. In return we receive guaranteed royalty payments, which totaled $1,241,000 in the year ending June 30, 2003. In fiscal year 2004 we have chosen to begin reselling these products directly, and will assume most of the licensing rights.

We have similar exclusive republishing agreements internationally. Our republishers for certain portions of Europe are MediaGold; Sumitomo Metals Ltd. and Rock International in Japan; and Mindscape France for France and certain portions of Europe and Africa. Several international republishing agreements call for minimum guaranteed royalty payments, which totaled $655,000 in the year ending June 30, 2003.

DIRECT MAIL- We conduct direct mail campaigns, both postal and email for new IMSI products and upgrades of existing products, as well as third-party offers. These mailings generally offer a specially priced product, as well as complementary or enhanced products for a further charge.

RETAIL- We are increasing our presence in the retail market through selected distribution channels for a number of our products in order to reach a wider range of end users. However, intense price competition along with the intermittent unfavorable retail conditions, including erosion of margins from competitive marketing and high rates of product returns make this distribution channel increasingly challenging.

CORPORATE- We believe that certain of our products, particularly TurboCAD, TurboProject, OrgPlus and HiJaak, are well suited for use within large corporations. Over the past year, we have sold site licenses to large companies, including Fortune 100 companies. We market to these corporations through a combination of telemarketing, direct mail, and e-mailing.

COMPETITIVE BUSINESS CONDITIONS

The PC software industry and the Internet are highly competitive and characterized by several key factors:

         o Rapid changes in technology and customer requirements - New opportunities for existing and new competitors can quickly render existing technologies less valuable.

         o Relatively low barriers to entry - Startup capital requirements for software companies can be very small, and software distribution over the Internet is inexpensive and easily outsourced.

         o        Significant  price   competition  -  Direct   distribution  of
                  competing products over the Internet may cause prices and margins to decrease in traditional sales channels.

         o Consolidations and mergers - Software companies and their individual products have a high rate of mergers, product line sales, and other transfers and consolidation.

These factors could have a material adverse effect on our future operating results, including reduced profit margins and potential loss of market share.

Each of our major software products competes with one or more products from other major independent software vendors. Our main products and their primary competition are listed in the following table:

IMSI PRODUCT                                  COMPETING PRODUCTS                            COMPETITOR
------------                                  ------------------                            ----------
TurboCAD                                             AutoCAD                                     AutoDesk Inc.

FloorPlan                                            3D Architect                                Broderbund
                                                     Home Architect                              Sierra Online
                                                     Home Design Suite                           Punch Software

MasterClips, ClipArt & More, Animations & More       ArtExplosion                                Nova Development
                                                     Photo ClipArt                               Hemera
                                                     Big Box of Art                              Hemera
                                                     Designer ClipArt                            GlobalStar Software

OrgPlus                                              Visio                                       Microsoft

Approximately 65% of our revenues were derived from sales in the above product lines for fiscal year 2003 as compared to 74% in fiscal year 2002. A decline in sales or a decline in the gross margin on one or more of these products could worsen our results of operations. We may be more vulnerable to market declines and competition in the markets for such products than companies with more diversified sources of revenues.

DEPENDENCE ON MAJOR CUSTOMERS

No single customer accounted for greater than 10% of our revenues in fiscal year 2003 or 2002.

PROPRIETARY RIGHTS AND LICENSES

We acquired the technology for TurboCAD in 1985, FloorPlan Design Suite in 1990, Hijaak in 1995 and KeySoft in 2001.

Our ability to compete effectively depends in part on our ability to develop and maintain proprietary aspects of our technology. We take certain steps to protect our technology:

         o We rely on a combination of copyrights, trademarks, trade secret laws, restrictions on disclosure, and transferring title and other methods.

         o We enter into confidentiality or license agreements with our employees and consultants, and control access to and distribution of our documentation and other proprietary information.

         o We provide our products to end users under non-exclusive licenses, which generally are non-transferable and have a perpetual term.

Software companies face a number of risks relating to technology. In particular, we have identified several factors that present the greatest technology risk to us:

         o We make source code available for some products. The provision of source code may increase the likelihood of misappropriation or other misuse of our intellectual property.

         o We license all of our products pursuant to shrink-wrap licenses or Internet click-wrap licenses that are not signed by licensees and therefore may be unenforceable under the laws of certain jurisdictions.

         o We hold no patents, and existing copyright and trade secret laws afford only limited protection.

         o It may be possible for a third-party to copy or otherwise obtain and use our products or technologies without authorization, or to develop similar technologies independently.

There can be no assurance that the steps taken by us will prevent misappropriation or infringement of our technology. In addition, litigation may be necessary to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Litigation presents several additional risk factors to us:

         o Litigation could result in substantial costs and diversion of resources that could have a material adverse effect on our business, operating results and financial condition.

         o As the number of software products in the industry increases and the functionality of these products further overlaps, software developers and publishers may increasingly become subject to infringement claims.

         o        If any valid  claims or actions were  asserted  against us, we might seek to obtain a license under a third party's intellectual property rights. There can be no assurance, however, that under such circumstances a license would be available on commercially reasonable terms, or at all.

From time to time we have received, and may receive in the future, notice of claims of infringement of other parties' proprietary rights. Although we investigate claims and respond as we deem appropriate, there can be no assurance that infringement or invalidity claims (or claims for indemnification resulting from infringement claims) will not be asserted or prosecuted against us.

GOVERNMENTAL REGULATION

Our products are not subject to approval from the United States government, with the exception of export restrictions to certain countries. Our business operations do not fall under Federal, State, or local environmental regulations. We do not anticipate current or future government regulation to have a material adverse effect on our capital expenditures, earnings, or competitive position.

PRODUCT DEVELOPMENT

Our research and development expenses totaled $1.5 million and $1.5 million in each of fiscal 2003 and 2002. The majority of our development costs are focused in the TurboCAD and FloorPlan product lines, both of which are internally developed. Other products which we bring to market are primarily comprised of technology that is licensed from third parties.

During fiscal year 2003, the following new products and versions were released:

      PRODUCT            DEVELOPMENT METHOD          RELEASE DATE
      -------            ------------------          ------------
Resume Builder            Licensed               April           2003
TurboCAD V9.0             Internal               March           2003
FlowCharts & More         Internal               February        2003
Lord of the Rings         Licensed               December        2002
Legacy Family Tree        Licensed               November        2002
Animations & More         Internal               October         2002
ClipArt & More            Internal               July            2002

We generally create product specifications and manage the product development and quality assurance process from our offices in Novato, California. Most program coding and quality testing for internally developed products is performed using contract programmers in development centers in Russia. Contract programmers located outside the United States are usually dedicated on a full-time basis to our products.

EMPLOYEES

As of June 30, 2003, we had 41 employees, all of whom are located in the United States with the exception of 1 employee in Australia. In addition, we have approximately 25 software developers working as contractors in Russia under a software development contract. None of our employees are represented by a labor union and we have experienced no work stoppages. Our success depends to a significant extent upon the performance of our executive officers, key technical personnel, and other employees.

ITEM 2- DESCRIPTION OF PROPERTY

Our principal facilities are located in Novato, California occupying approximately 5,000 square feet of office space for IMSI and 1,000 square feet for Keynomics, in separate structures. Both facilities are leased on a month-to-month basis, with no specified end date or future obligation. We also occupy approximately 350 square feet of leased office space in Alexandria, Australia from which we conduct our Australian sales operations.

ITEM 3- LEGAL PROCEEDINGS

We have no pending litigation as of the date of this filing.

ITEM 4- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

                                     PART II


ITEM 5- MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table sets forth the quarterly high and low sales prices of the common stock for fiscal 2003 and fiscal 2002, as quoted on the OTCBB. Such prices represent prices between dealers and do not include retail mark-ups, markdowns or commissions and may not represent actual transactions.

                                      HIGH                       LOW
                                      ----                       ---
FISCAL YEAR 2002
         First Quarter               $0.42                      $0.15
         Second Quarter               0.65                       0.15
         Third Quarter                0.97                       0.35
         Fourth Quarter               1.27                       0.76
FISCAL YEAR 2003
         First Quarter               $1.01                      $0.64
         Second Quarter               0.79                       0.51
         Third Quarter                0.67                       0.43
         Fourth Quarter               0.85                       0.40

On June 30, 2003, there were approximately 1,093 registered holders of record of the common stock. We believe that additional beneficial owners of our common stock hold shares in street names.

We have not paid any cash dividends on our common stock and do not plan to pay any such dividends in the foreseeable future. Our Board of Directors will determine our future dividend policy on the basis of many factors, including results of operations, capital requirements and general business conditions.

ITEM 6- MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following information should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this report. This annual report on Form 10-KSB, and in particular this "Management's Discussion and Analysis and Plan of Operations," may contain forward-looking statements regarding future events or our future performance. These future events and future performance involve certain risks and uncertainties. Actual events or our actual future results may differ materially from any forward-looking statements due to such risks and uncertainties. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. This analysis is not intended to serve as a basis for projection of future events.

CRITICAL ACCOUNTING POLICIES

In accordance with Securities and Exchange Commission guidance, those material accounting policies that we believe are the most critical to an investor's understanding of our financial results and condition have been expanded and are discussed below.

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

REVENUE RECOGNITION

Revenue is recognized in accordance with American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, With Respect to Certain Transactions. Revenue is recognized when persuasive evidence of an arrangement exists (generally a purchase order), product has been delivered, the fee is fixed and determinable, and collection of the resulting account is probable.

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

o Revenue from post contract customer support (PCS) is recognized ratably over the contract period.

o        Training fees are recognized when the service is performed.

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

INVENTORIES

Inventories are valued at the lower of cost or market and are accounted for on the first-in, first-out basis. Management performs periodic assessments to determine the existence of obsolete, slow moving and non-salable inventories, and records necessary provisions to reduce such inventories to net realizable value. As of June 30, 2003, approximately $47,000 of our inventory was held by certain of our distributors under consignment arrangements.

IMPAIRMENT

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

In accordance with SFAS No. 142, Goodwill and Intangible Assets, we will assess the underlying goodwill for impairment annually or more frequently if circumstances indicate impairment.

SIGNIFICANT EVENTS DURING FISCAL 2003

The following discussion and analysis provides information which our management team believes relevant to an assessment and understanding of our results of operations and financial condition. The following main events impacted our financial condition during this fiscal year and will have a significant influence on our condition in future reporting periods.

SALE OF ARTTODAY TO JUPITER

On June 25, 2003, we entered into an agreement with Jupiter to sell all issued and outstanding shares of the capital stock of ArtToday, our wholly owned subsidiary based in Arizona and focused on web based delivery of clipart, photos, flash objects, animations, fonts and other graphic content. The transaction closed on June 30, 2003.

The sales price included the following consideration;

         o $13 million cash of which $1.3 million is being held in escrow for a period of up to eighteen months,

         o 250,000 restricted shares of Jupiter common stock all of which is being held in escrow until December 30, 2005, and

         o An earn-out that could result in an additional $4 million during the next two fiscal years.

As a result of this sale, we recognized, during fiscal 2003, a gain from discontinued operations, net of income tax, of $12,237,000.

SETTLEMENT OF LITIGATION - IMAGELINE INC. V IMSI

0n April 18, 2003, we reached a final settlement of all outstanding claims with Imageline, Inc. relating to a July 2001 settlement agreement. Under the terms of the restructured settlement agreement, we agreed to the following:

         o        An immediate payment of $621,750

         o A promissory note for $178,250 plus simple interest of 10% per annum due on or before April 18, 2004. On June 10, 2003, we amended the amount of this note to $160,000 if payment were made on or before July 7, 2003. The amendment also called for us to pay $5,000 immediately. Subsequent to fiscal year end, we made the $160,000 payment in full satisfaction of this note.

         o Licensing and republishing rights to certain intellectual property

         o The issuance of 600,000 fully vested three year warrants with a strike price of $0.46 per share to purchase the Company's common stock

In return, the restructured settlement ends all litigation between the parties, eliminates an existing judgment against us, and removes a lien on certain of our assets. The licenses granted in this settlement agreement will not negatively affect our ongoing operations and will allow us to end an expensive and time consuming legal dispute.

As a result of this settlement we recognized an additional non-operating charge of approximately $415,000 in the fiscal year ended June 30, 2003.

FIVE-YEAR, 15% SECURED PROMISSORY NOTES, WITH WARRANTS ATTACHED

In March 2003, we initiated a private placement of five-year, 15% secured promissory notes to accredited investors. We were successful in raising $805,000. Purchasers of the notes also received warrants to purchase IMSI's common stock at the rate of one warrant for each $2.00 of principal of the notes. These warrants have a strike price of $0.45 and will expire on June 30, 2006. The notes were secured by the pledge of the common stock of ArtToday.

None of the participants in these private placements, except our Chief Financial Officer, Mr. William J. Bush and Mr. Joseph Abrams (an IMSI related party as a former beneficial owner of IMSI Common Stock) who participated in the amounts of $80,000 and $50,000 respectively and received 40,000 and 25,000 warrants to purchase shares of IMSI's stock respectively, were deemed to be an "affiliate" or a "related party" as defined in Statement of Financial Accounting Standards No.57, "Related Party Disclosures".

The offering was conducted directly by IMSI. Proceeds of the offering were intended to retire existing debt, purchase of and/or license of digital content and software assets and fund general working capital needs.

Concurrent with the sale of ArtToday on June 30, 2003, we repaid the notes in full with an early repayment penalty of 2% which was $16,000.

TERMINATION OF ORGPLUS AGREEMENTS

On April 1, 2003, we amended our original license and distribution agreement dated November 1, 2001 between IMSI and Human Concepts whereby we gave up the right to distribute the OrgPlus product to resellers and end users after June 30, 2003 in exchange for the forgiveness of approximately $110,000 of royalties that were due and additional discounts on future royalties totaling $270,000. We however retained the right to distribute and resell the OrgPlus product on an exclusive basis to one of our distributors until December 31, 2003, at which date such rights also terminate.

SUBSEQUENT EVENTS


DESIGNCAD PRODUCT LINE ACQUISITION

On July 29, 2003, we entered into an agreement to purchase the tangible and intangible assets of Upperspace Corporation ("Upperspace"), an Oklahoma corporation, constituting its DesignCAD line of products, several learning aids, and various smaller design programs.

The purchase price included the following consideration:

         o $700,000 cash (of which $100,000 to be held in escrow for a period of 12 months)

         o $300,000, 5% simple interest, promissory note payable 12 months from the date of closing

         o An earn-out that could result in an additional $300,000 during the next three fiscal years

         o A license pursuant to which Upperspace shall act for a period as the exclusive distributor of the purchased products to retail outlets, and a non-exclusive reseller of the product through direct sales channels such as the internet, email, telephone and fax.

CADKEY ACQUISITION

On August 22, 2003, we entered into an agreement to purchase substantially all the assets of CADKEY Corporation ("CADKEY") a Massachusetts corporation. CADKEY owns the CADKEY line of products and several smaller design programs.

The proposed purchase price was $2,500,000 and the assumption of CADKEY customer obligations. The sale of the assets is conditioned upon court approval pursuant to Section 363 of the U.S. Bankruptcy Code. CADKEY filed a voluntary petition under Chapter 11 of the Bankruptcy Code on August 22, 2003 in the U.S. Bankruptcy Court in Worcester, Massachusetts. CADKEY will continue to manage its business operations as "debtor in possession". CADKEY anticipates filing a motion in the Bankruptcy Court as soon as practical seeking approval of the sale to IMSI and requesting the approval hearing be set no later than October 20, 2003. As required by the Bankruptcy Code, CADKEY will also file a motion asking the Court to establish bidding procedures in the event other parties also wish to submit offers to purchase its assets. If no overbids are submitted, or if IMSI bids over any other bids submitted, IMSI will complete the purchase of substantially all of the CADKEY assets and assumption of customer obligations immediately after the October hearing.

DCDC 15% NOTE

On September 18, 2003, we entered into a 15% one-year note with DCDC whereby we loaned them $350,000. The note is due, with interest, on September 18, 2004. The note is secured by 400,000 shares of our stock held by DCDC. The agreement also calls for DCDC not to sell any other IMSI common stock which it holds, with the exception of private sales of IMSI common stock, until February 15, 2004.

Concurrent with this note, DCDC repaid the entire principal portion of a $50,000 note, made in favor of IMSI on February 25, 2003. That note, due on February 25, 2004 was unsecured and carried a 4% interest rate. The interest payable, amounting to $1,162, is outstanding as of the filing and is due and payable on February 18, 2004.

RESULTS OF OPERATIONS

The following table sets forth our results of operations for the fiscal years ended June 30, 2003 and 2002 in absolute dollars and as a percentage of net revenues. It also details the changes from the prior fiscal year in absolute dollars and in percentages. These numbers exclude amounts attributable to ArtToday for Fiscal 2003 and 2002 as they have been included under the caption "Income from Discontinued Operations, Net of Income Tax".

                                                               FISCAL YEAR ENDED JUNE 30,
                                                  --------------------------------------------------
                                                           2003                       2002                      CHANGE
                                                  --------------------       -----------------------    -----------------------
                                                                AS % OF                      AS % OF   $ INCREASE/
                                                      $          SALES          $             SALES    (DECREASE)          %
                                                  --------       -----       --------       --------    --------       --------
Net Revenues                                      $  8,932       100.0%      $  8,484          100.0%   $    448            5.3%
Product Costs                                        3,989        44.7%         2,738           32.3%      1,251           45.7%
                                                  --------       -----       --------       --------    --------       --------
GROSS MARGIN                                         4,943        55.3%         5,746           67.7%       (803)        -14.0%

Operating Expenses
 Sales & Marketing                                   2,957        33.1%         2,509           29.6%        448           17.9%
 General & Administrative                            3,082        34.5%         3,536           41.7%       (454)        -12.8%
 Research & Development                              1,514        17.0%         1,504           17.7%         10            0.7%
                                                  --------       -----       --------       --------    --------       --------
TOTAL OPERATING EXPENSES                             7,553        84.6%         7,549           89.0%          4            0.1%

OPERATING  LOSS                                     (2,610)      -29.2%        (1,803)        -21.3%        (807)          44.8%

Other Income (Expenses)
 Interest and Other, Net                              (891)      -10.0%          (342)         -4.0%        (549)         160.5%
 Early Extinguishment of Debt                           --         0.0%          (495)         -5.8%         495        -100.0%

 Gain (Loss) on Sales of Assets                        (41)      -0.5%             25            0.3%        (66)       -264.0%
 Gain on Extinguishment of Debt                        769         8.6%        10,456          123.2%     (9,687)        -92.6%
                                                  --------       -----       --------       --------    --------       --------
   TOTAL OTHER INCOME (EXPENSES)                      (163)      -1.9%          9,644          113.7%     (9,807)       -101.7%

   INCOME (LOSS) BEFORE INCOME TAX                  (2,773)      -31.1%         7,841           92.4%    (10,614)       -135.4%

Income tax (Expense)                                    (7)      -0.1%            (54)         -0.6%          47         -87.0%

                                                  --------       -----       --------       --------    --------       --------
NET INCOME (LOSS) FROM CONTINUING OPERATIONS        (2,780)      -31.2%         7,787           91.8%    (10,567)       -135.7%
                                                  --------       -----       --------       --------    --------       --------

Income from Discontinued Operations,
  Net of Income Tax                                  1,211        13.6%         1,330           15.7%       (119)         -8.9%


Gain from Discontinued Operations,
  Net of Income Tax                                 12,237       137.0%            --            0.0%     12,237
                                                  --------       -----       --------       --------    --------       --------
NET INCOME                                        $ 10,668       119.4%      $  9,117          107.5%   $  1,551           17.0%
                                                  --------       -----       --------       --------    --------       --------

NET REVENUES

Net revenues of each of our principal product categories in dollars and as a percentage of total net revenues for the last two fiscal years are summarized in the following table (in thousands except for percentage amounts):

                                                                          FISCAL YEAR ENDED JUNE 30,
                                                     2003                           2002                           CHANGE
                                                     ----                           ----                           ------
                                                $              %               $              %               $               %
                                             ------         ------          ------         ------          ------          ------
Precision Design                              3,725             42%          4,418             52%           (693)            -16%
Business Applications and Other               5,207             58%          4,066             48%          1,141              28%
------------------------------------         ------         ------          ------         ------          ------          ------
NET REVENUES                                  8,932          100.0%          8,484          100.0%            448               5%
------------------------------------         ------         ------          ------         ------          ------          ------


Declines in the precision design category are primarily due to the timing of the launch of the new version of TurboCAD(R) 9.0 which was introduced in March 2003. With the launch of version 8 in December 2001, the comparable periods from the previous fiscal year included the effect of the newly released product during six months as compared to only four month's effect for TurboCAD(R) 9.0. The introduction of TurboCADCAM during fiscal 2003 slightly offset the overall decrease in sales in the precision design category.

The increase in revenues in the business application and other category during the fiscal year ended June 30, 2003, as compared to the prior fiscal year, was primarily due to the increased contribution from Keynomics, our wholly owned productivity software provider which we acquired in November 2001 and to the introduction during fiscal 2003 of several new software titles (TurboTyping, The Lord of the Rings activity studio series, Legacy Family Tree, QuickVerse Essential and other third party products) to this category. Revenues from Keynomics were $1,147,000 and $320,000 for the fiscal years ended June 30, 2003 and 2002, respectively. Also, the introduction of several new graphics products during fiscal 2003, including ClipArt & More(R) and Animations & More(R) which are gradually replacing the MasterClips brand positively impacted revenues in the business application and other category. We expect these new products to generate additional revenue going forward and we plan to release new products in this category in fiscal year 2004.

Internationally, we distribute our products through our wholly owned Australian and German subsidiaries and republishing partners in Europe and Asia. During Fiscal 2003, we stopped the liquidation of our German subsidiary with a petition to the German Court which allowed us to utilize the wholly owned subsidiary to sell directly into the European Union. The following table details the revenue breakdown between the domestic and international markets for the periods indicated.

------------------------------------------------------------------------------------------------------------------
                                                           FISCAL YEAR ENDED JUNE 30,
                                    2003                            2002
                                    ----                            ----
                               $          % OF TOTAL          $          % OF TOTAL      $ CHANGE        % CHANGE
------------------------------------------------------------------------------------------------------------------
Domestic sales              $7,518             84%         $7,273             86%         $  245              3%
International sales          1,414             16%         $1,211             14%            203             17%
------------------------------------------------------------------------------------------------------------------
TOTAL NET SALES             $8,932            100%         $8,484            100%         $  448              5%
------------------------------------------------------------------------------------------------------------------

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

RESERVE FOR RETURNS, PRICE DISCOUNTS AND REBATES

During fiscal year 2003 we provided $807,000 for returns and received actual returns of approximately $511,000. The return reserve balance as of June 30, 2003 of $379,000 is consistent with the level of our estimate of excess inventory in the channel.

PRODUCT COSTS

Our product costs include the costs of CD-ROM duplication, printing of manuals, packaging and fulfillment, freight-in, freight out, license fees, royalties that we pay to third parties based on sales of published software, and amortization of capitalized software acquisition and development costs. Costs associated with the return of products, such as refurbishment and the write down in value of returned goods are also included in product costs. The increase in product costs in absolute dollars and as a percentage of net revenues in fiscal 2003 as compared to fiscal 2002 was primarily attributable to a shift in product mix towards products with a higher cost relative to sales price, and increases in royalty expenses.

We amortize capitalized software development costs and license fees on a product-by-product basis. The amortization for each product is the greater of the amount computed using (a) the ratio of current gross revenues to the total of current and anticipated future gross revenues for the product or (b) the economic life of the product. During fiscal year 2003, we capitalized $20,000 of additional software development costs. Amortization of existing costs was $216,000 and $662,000 in the twelve-month periods ended June 30, 2003 and June 30, 2002, respectively.

GROSS MARGIN

The decrease in gross margin during Fiscal 2003 as compared to the previous fiscal year is mainly attributable to the increased royalty expenses we incurred during the year from republishing third party products and to the shift in our product mix towards the "business application and other" segment from the higher margin "precision design" segment as a result of less than expected sales in the precision design segment. The higher margin contribution from Keynomics' business partially offset the decrease in our aggregate gross margin in the fiscal year ended June 30, 2003.

Given the uncertain product lifecycle for some of our historically high margin products and depending on the success of newer versions launches, we may see our gross margin decline further in future reporting periods.

SALES AND MARKETING EXPENSES

Our sales and marketing expenses consist primarily of sales and marketing personnel salaries and benefits, commissions, advertising, printing and direct mail expenses. The increase in sales and marketing expenses during fiscal 2003 as compared to fiscal 2002 is due to a combination of factors:

         o The additional sales and marketing expenses related to Keynomics' business. We incurred sales and marketing expenses relating to Keynomics for the entire fiscal year versus only seven months in the previous fiscal year since the acquisition was not effective before November 29, 2002.

         o The additional sales and marketing expenses related to our German subsidiary. We did not incur similar charges during the previous fiscal year.

         o The increased consultant expenses related to sales and marketing. We believe that this investment will generate increased revenues going forward, and is an indication of our continuing commitment to our core products.

GENERAL AND ADMINISTRATIVE EXPENSES

Our general and administrative expenses consist primarily of salaries and benefits for employees in the legal, finance, accounting, human resources, information systems and operations departments, fees to our professional advisors, rent and other general operating costs.

Despite the increase in legal and accounting fees during Fiscal 2003 and the increase in payroll and related expenses necessary to attract and retain talent, general and administrative expenses decreased as compared to the same period in Fiscal 2002. This decrease was primarily due to the following:

         o The absence of significant charges relating to warrants issued to outside consultants. In fiscal year 2002, we incurred a charge of $211,000 relating to the issuance of warrants to outside consultants, totaling 785,000 warrants with an average exercise price of $0.27 and exercise terms of three to ten years, combined with a charge of $172,000 relating to the issuance of warrants to one of our officers.

         o The reversal during Fiscal 2003 of $432,000 of amortization of the intrinsic value of warrants issued, but unvested, to our Chief Executive Officer, Mr. Martin Wade III. On November 12, 2002, we amended Mr. Wade's employment agreement whereby IMSI and Mr. Wade agreed to the full and complete cancellation of all outstanding warrants granted to Mr. Wade.

         o A decrease in goodwill amortization expense of approximately $241,000 due to the discontinuance of the amortization of goodwill, as required by SFAS No. 142.

RESEARCH AND DEVELOPMENT EXPENSES

Our research and development expenses consist primarily of salaries and benefits for research and development employees and payments to independent contractors. Research and development costs remained flat in the twelve-month period ended June 30, 2003 as compared to the previous fiscal year. We continue to maintain a consistent investment in existing and new products. The constant ratio of research and development expenses as a percentage of sales reflects our commitment to investing in and developing our core products as well as maintaining strong relationships with our development team in Russia.

INTEREST AND OTHER EXPENSE, NET

Interest and other expenses, net, include interest expense and penalties on debt instruments, interest income, foreign currency transaction gains and losses, and other non-recurring items. The following table summarizes the components of interest and other, net for fiscal 2003 and 2002;

                                                FISCAL YEAR ENDED JUNE 30,
                                                    2003           2002         CHANGE
--------------------------------------------------------------------------------------
INTEREST AND OTHER EXPENSE, NET
Interest (expense)                                 $(485)         $(497)         $  12
Penalties                                             --            (90)            90
Interest Income                                       11             12             (1)
Foreign Exchange Gain                                 60             34             26
Gain (Loss) on Liquidation of Foreign Subs            46             54             (7)
Other Income (Expense)                              (523)           146           (669)
--------------------------------------------------------------------------------------
TOTAL                                              $(891)         $(341)         $(550)
--------------------------------------------------------------------------------------

Other income (expense) relate mainly to charges we recognized while settling various disputes. During fiscal 2003 theses charges related mainly to settle the Imageline and the Sorrentino litigations which amounted to $415,000 and $60,000 respectively. During Fiscal 2002, we recognized a gain of $164,000 representing the net recovery amount we obtained from indemnification claims we had against third parties associated with the original circumstances leading to the adverse Imageline arbitration award, in part offset by an $18,000 charge relating to settlement of a dispute with one of our vendors.

EARLY EXTINGUISHMENT OF DEBT

During fiscal 2002, we incurred a $495,000 charge relating to the loss on the conversion of notes payable to DCDC into IMSI stock.

GAIN (LOSS) ON SALE OF ASSETS

During Fiscal 2003 we terminated our distribution agreement with Human Concepts relating to the OrgPlus product line and we consequently incurred a $41,000 loss on sale of assets.

During fiscal 2002, we sold the rights to the VisualCADD software product to TriTools Partners, a California company, for $20,000. The entire amount of the sale was recorded as a gain since the product had a zero book value at the time of the transaction.

GAIN ON EXTINGUISHMENT OF DEBT

During fiscal 2003, we recognized a $763,000 gain on forgiveness of debt as a result of settlements with various unsecured creditors who accepted our payoff offers for discounted amounts averaging 10% of the face values of these claims.

During fiscal 2002, we recognized a $10.5 million gain on forgiveness of debt as a result of the following items:

         o $2.2 million was related to the forgiveness of a portion of the principal and accrued interest on a note held by Silicon Valley Bank.

         o        $5.7  million  related to the  forgiveness  of debt to Baystar
                  Capital

         o $2.6 million related to other unsecured creditors who accepted our offer to settle all their claims at a 90% discount on average.

INCOME FROM DISCONTINUED OPERATIONS AND GAIN FROM DISCONTINUED OPERATIONS

On June 25, 2003, we entered into an agreement with Jupiter to sell all issued and outstanding shares of the capital stock of ArtToday, Inc., our wholly owned subsidiary based in Arizona focused on web based delivery of clipart, photos flash objects, animations, fonts and other graphic content. The transaction closed on June 30, 2003.

The sales price included the following consideration:

         o $13 million cash of which $1.3 million is being held in escrow for a period of up to eighteen months,

         o 250,000 restricted shares of Jupiter common stock all of which is being held in escrow until December 30, 2005, and

         o An earn-out that could result in an additional $4 million during the next two fiscal years.

As a result of this sale we recognized a gain of $12,237,000, net of income tax of $247,000, during fiscal year 2003.

Additionally, we recognized $1,211,000 as income from discontinued operations, which was derived from the ArtToday segment, net of income tax of $24,000.

PROVISION (BENEFIT) FOR INCOME TAX

Our effective tax rate from continuing operations was 2.65% and 0.52% in fiscal 2003 and fiscal 2002, respectively. We have provided a valuation allowance of $15,966,000 as of June 30, 2003 due to the uncertainty of realizing deferred tax assets, consisting primarily of loss carry forwards. The income tax expense for fiscal year 2003 is primarily related to the gain on the sale of ArtToday. The income tax expense recognized in fiscal year 2002 is due to the alternative minimum taxes generated from our current year debt settlements payable to the state of California.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents increased by $7,944,000 to $10,399,000 at June 30, 2003 from $2,455,000 at June 30, 2002. Working capital improved to a positive $8,656,000 at June 30, 2003 from a negative $1,759,000 at June 30, 2002. Total shareholder's equity improved from $243,000 in fiscal 2002 to $11,261,000 in fiscal 2003. The sale of ArtToday accounted for most of these improvements.

Our operating activities used cash of $986,000 during Fiscal 2003. This compares to a positive cash flow generated from operations of $1,841,000 during Fiscal 2002. Our increased operating loss, combined with the increase in accounts receivable, contributed to the usage of cash during Fiscal 2003. The decline in our profitability both on the gross margin level and operating income level during Fiscal 2003 as compared to the previous fiscal year and additional working capital needed to invest in accounts receivable and to reduce our trade accounts payable explains the transition from a positive to a negative operating cash flow.

Our investing activities provided net cash of $10,099,000 during Fiscal 2003 and used net cash of $480,000 during fiscal 2002. The sale of our wholly owned subsidiary accounted for the majority of the cash provided from our investing activities during Fiscal 2003. The proceeds from the ArtToday sales were in part offset by investments we made in equipment and software development as well as investments we made into the ArtToday business during Fiscal 2003.

Our financing activities used $1,132,000 and $104,000 in cash during fiscal 2003 and 2002 respectively. The cash was mainly used to repay various debts and notes outstanding including amounts owed to DCDC and Baystar as well as various lease obligations and other notes that were held by ArtToday's creditors.

During March 2003, we initiated, through a private placement to accredited investors, an offering of five-year 15% secured promissory notes with warrants attached. We raised $805,000 in the offering. Purchasers of the notes also received warrants to purchase IMSI's common stock at the rate of one warrant for each $2.00 of principal of the notes. These warrants have a strike price of $0.45 and will expire on June 30, 2006. None of the participants in these private placements, except our Chief Financial Officer, Mr. William J. Bush and Mr. Joseph Abrams (an IMSI related party as a former beneficial owner of IMSI common stock) who participated in the amounts of $80,000 and $50,000 respectively and received 40,000 and 25,000 warrants to purchase shares of IMSI's stock respectively, were deemed to be an "affiliate" or a "related party" as defined in Statement of Financial Accounting Standards No.57, "Related Party Disclosures". Concurrent with the sale of ArtToday on June 30, 2003 (which stock was pledged as collateral for this transaction), we repaid the notes in full with an early repayment penalty of 2% which was $16,000.

In June 2002, we entered into two loan agreements with Bank of Marin for $500,000 and $100,000, both of which matured on July 10, 2002. The notes carried a 3% interest rate and were 100% secured by deposits held at the bank. These deposits were classified as restricted cash as of June 30, 2002. Both notes were repaid in full on the maturity date and the deposit accounts, which were assigned to the bank as collateral for the loans, were released.

Subsequent to the end of fiscal year 2003, we made payment relative to a note that arose from our final settlement with Imageline. The payment of $160,000 was made on July 7, 2003 against a full and final satisfaction of our obligation under the settlement agreement.

Historically, we have financed our working capital and capital expenditure requirements primarily from retained earnings, short-term and long-term notes and bank borrowings, capitalized leases and sales of common stock. To support future growth, we may seek additional equity and/or debt financing. However, we believe that we have sufficient funds to support our operations at least until the end of our next fiscal year, based on our current cash position and equity sources. If we continue to improve our financial performance, we believe that we will be able to obtain any additional financing required at competitive terms. In addition, we will continue to engage in discussions with third parties concerning the sale or license of certain product lines and/or the sale or license of part of our assets.

To achieve our growth objectives, we are considering different strategies, including growth through mergers and/or acquisitions. As a result, we are evaluating other companies and businesses for potential synergies that would add value to our existing operations.

The forecast period of time through which our financial resources will be adequate to support working capital and capital expenditure requirements is a forward-looking statement that involves risks and uncertainties, and actual results could vary. Furthermore, any additional equity financing, may be dilutive to shareholders, and debt financing may involve restrictive covenants.

We have no material commitments for capital expenditures except for those required to support the normal operating activities. As of June 30, 2003, we have no material long-term debt. Over the next five years, we have capital lease obligations totaling $85,000, and $30,000 of obligations related to operating leases.

ITEM 7- FINANCIAL STATEMENTS

Documents filed as part of this annual report on Form 10-KSB:

Financial Statements
         Independent Auditors' Report for the years ended June 30, 2003, and
           2002
         Consolidated Balance Sheet at June 30, 2003
         Consolidated Statements of Operations for the years ended June 30, 2003 and 2002
         Consolidated Statements of Shareholders' Equity for the years ended
           June 30, 2003 and 2002
         Consolidated Statements of Cash Flows for the years ended June 30, 2003 and 2002
         Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders
International Microcomputer Software, Inc.

We have audited the accompanying consolidated balance sheets of International Microcomputer Software, Inc. and subsidiaries (the "Company") as of June 30, 2003 and the related consolidated statements of operations and comprehensive income, shareholders' equity, and cash flows for each of the two years in the period ended June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Microcomputer Software, Inc. and subsidiaries as of June 30, 2003, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.


Grant Thornton LLP
San Francisco, California
September 12, 2003

           INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                      (In thousands, except share amounts)

                                                                                                JUNE 30, 2003
                                                                                                -------------
ASSETS
Current assets:
     Cash and cash equivalents                                                                     $ 10,399
     Receivables, less allowances for doubtful accounts, discounts and returns of $445                  734
     Inventories, net                                                                                   268
     Other current assets                                                                               240
                                                                                                   --------
TOTAL CURRENT ASSETS                                                                                 11,641

FIXED ASSETS, NET                                                                                        85

Intangible Assets
     Capitalized software, net                                                                           87
     Domain names, net                                                                                    4
     Distribution rights, net                                                                            36
     Goodwill                                                                                           179
                                                                                                   --------
TOTAL INTANGIBLE ASSETS                                                                                 306

Other assets:
     Investment in securities                                                                           998
     Assets related to discontinued operations                                                        1,300
                                                                                                   --------
TOTAL OTHER ASSETS                                                                                    2,298

                                                                                                   --------
TOTAL ASSETS                                                                                       $ 14,330
                                                                                                   --------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Short term debt                                                                                    304
     Trade accounts payable                                                                             564
     Accrued Payroll                                                                                    709
     Income taxes payable                                                                               271
     Accrued Royalties                                                                                  239
     Accrued and other liabilities                                                                      593
     Deferred revenue                                                                                   305
                                                                                                   --------
TOTAL CURRENT LIABILITIES                                                                             2,985


Liabilities related to discontinued operations                                                           84
                                                                                                   --------
TOTAL LIABILITIES                                                                                     3,069

Shareholders' Equity
     Common stock, no par value; 300,000,000 authorized; 23,148,253 issued and outstanding           35,546
     Accumulated deficit                                                                            (24,223)
     Accumulated other comprehensive loss                                                               (62)
                                                                                                   --------
TOTAL SHAREHOLDERS' EQUITY                                                                           11,261

                                                                                                   --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                         $ 14,330
                                                                                                   --------


                 See Notes to Consolidated Financial Statements

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                    (In thousands, except per share amounts)

                                                                                    12 MONTHS ENDED JUNE 30,
                                                                                     2003              2002
                                                                                     ----              ----
Net revenues                                                                              $8,932            $8,484
Product costs                                                                              3,989             2,738
                                                                               ------------------------------------
GROSS MARGIN                                                                               4,943             5,746

COSTS AND EXPENSES:
Sales and marketing                                                                        2,957             2,509
General and administrative                                                                 3,082             3,536
Research and development                                                                   1,514             1,504
                                                                               ------------------------------------
TOTAL OPERATING EXPENSES                                                                   7,553             7,549

                                                                               ------------------------------------
OPERATING LOSS                                                                           (2,610)           (1,803)
                                                                               ------------------------------------

OTHER INCOME AND EXPENSE:
Interest and other, net                                                                    (891)             (342)
Early extinguishment of debt                                                                  --             (495)
Gain (Loss) on sale of assets                                                               (41)                25
Gain on forgiveness of debt                                                                  769            10,456

                                                                               ------------------------------------
INCOME (LOSS) BEFORE INCOME TAX                                                          (2,773)             7,841

Income tax provision                                                                          7                54

                                                                               ------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS                                                 (2,780)             7,787

Income from discontinued operations, net of income tax                                     1,211             1,330

Gain on the sale of discontinued operations, net of income tax                            12,237                --

                                                                               ------------------------------------
NET INCOME                                                                               $10,668            $9,117
                                                                               ------------------------------------

Other comprehensive income
Foreign currency translation adjustments                                                    (37)              (32)
                                                                               ------------------------------------
COMPREHENSIVE INCOME                                                                     $10,631            $9,085
                                                                               ------------------------------------

BASIC EARNINGS (LOSS) PER SHARE
         Net income (loss) per share from continuing operations                          ($0.12)             $0.56
         Income from discontinued operations, net of income tax                             0.05              0.09
         Gain from the sale of discontinued operations, net of income tax                   0.54                --
         Net income per share                                                               0.47              0.65
DILUTED EARNINGS (LOSS) PER SHARE
         Net income (loss) per share from continuing operations                           (0.12)              0.47
         Income from discontinued operations, net of income tax                             0.05              0.08
         Gain from the sale of discontinued operations, net of income tax                   0.54                --
         Net income per share                                                               0.47               0.5

Shares used in computing basic earnings per share                                         22,801            13,966
Shares used in computing diluted earnings per share                                       22,801            16,432


                 See Notes to Consolidated Financial Statements

           INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                       Years ended June 30, 2003 and 2002
                      (In thousands, except share amounts)

                                                                   COMMON STOCK
                                                             ------------------------
                                                                                                     ACCUMULATED OTHER
                                                                                                       COMPREHENSIVE
                                                                SHARES       AMOUNT  RETAINED EARNINGS INCOME (LOSS)       TOTAL
                                                             -----------  -----------    -----------    -----------    -----------
 BALANCE AT JULY 1, 2001                                       9,695,740  $    28,754    $   (44,008)   $         7    $   (15,247)
                                                             ===========  ===========    ===========    ===========    ===========
 Issuance of common stock related to:
            Settlement of liabilities                             45,822           11                                           11
            Conversion of debt to equity                       9,661,765        4,050                                        4,050
            Warrants exercised                                 1,282,500          318                                          318
            Stock options exercised                              109,500           22                                           22
            Private placement net of fees of $67,000           2,433,572        1,436                                        1,436
 Settlement of liabilities for warrants                                            77                                           77
 Stock based compensation charges                                                 800                                          800
 Stock received in Broderbund settlement                        (200,000)         (52)                                         (52)
 Stock repurchase for cash and warrants                         (250,000)        (257)                                        (257)
 Net income                                                                                    9,117                         9,117
 Foreign currency translation adjustment                                                                        (32)           (32)
                                                             -----------  -----------    -----------    -----------    -----------
BALANCE AT JUNE 30, 2002                                      22,778,899  $    35,159    $   (34,891)   $       (25)   $       243
                                                             ===========  ===========    ===========    ===========    ===========
 Issuance of common stock related to:
            Settlement of debt                                    10,000            9                                            9
            Stock options exercised                               29,333            6                                            6
 Issuance of warrants related to:                                                                                               --
            Consulting services rendered                                           84                                           84
            Employment compensation                                               259                                          259
            Baystar settlement                                                    184                                          184
            Imageline Settlement                                                  173                                          173
            Private placement                                                     121                                          121
 Retirement into treasury related to Broderbund settlement                         18                                           18
 Variable accounting adjustment                                                    (6)                                          (6)
 Reversal of warrant amortization                                                (461)                                        (461)
 Net income                                                                                   10,668                        10,668
 Foreign currency translation adjustment                                                                        (37)           (37)
                                                             -----------  -----------    -----------    -----------    -----------
BALANCE AT JUNE 30, 2003                                      22,818,232  $    35,546    $   (24,223)   $       (62)   $    11,261
                                                             ===========  ===========    ===========    ===========    ===========


                 See Notes to Consolidated Financial Statements

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                               Years ended June 30

  (IN THOUSANDS)                                                    FISCAL YEAR    FISCAL YEAR
                                                                       2003           2002
                                                                     --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME                                                           $ 10,668       $  9,117
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED
 (USED) BY OPERATING ACTIVITIES:
   Depreciation and amortization                                          882          1,042
   Net provision for bad debt                                             (85)           (34)
   Net provision for returns and price discounts                          314             68
   Net provision for inventory obsolescence                                46            (82)
   Extinguishment of debt                                                (769)       (10,456)
   Income from discontinued operations                                 (1,211)        (1,330)
   Gain on the sale of ArtToday subsidiary                            (12,237)            --
   Loss (gain) on disposal of assets                                       41            (25)
   Imageline settlement                                                  (384)            --
   Stock based compensation charges                                       372            600
   Settlement of liabilities with stock                                    --             11
   Settlement of liabilities with warrants                                 --             77
   Early extinguishment of debt                                            --            495
CHANGES IN ASSETS AND LIABILITIES:
   Receivables                                                           (257)           396
   Inventories                                                             65           (115)
   Other current assets                                                    30            100
   Trade accounts payable                                                (228)           337
   Accrued and other liabilities                                          (72)          (474)
   Accrued interest and penalties                                          --            270
   Accrued arbitration award                                             (249)           (40)
   Deferred revenue                                                        40             --
   Operating cash provided by discontinued operations                   2,048          1,884
                                                                     --------       --------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                        ($986)      $  1,841
                                                                     --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of assets                                        10,449             25
   Purchases of equipment                                                 (41)           (31)
   Software development costs and in-process technologies                 (20)            --
   Purchase of domain names                                                --             (5)
   Acquisition of Keynomics, net of $34 of cash acquired                   --           (266)
   Cash used by discontinued operations in investing activities          (289)          (203)
                                                                     --------       --------
NET CASH PROVIDED USED BY INVESTING ACTIVITIES                       $ 10,099          ($480)
                                                                     --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from loans                                                  1,488            532
   Repayments of loans                                                 (2,297)        (2,059)
   Repayments of capital lease obligations                               (154)          (153)
   Proceeds from warrants and options exercised                             6            341
   Purchase of common stock                                                --            (56)
   Proceeds from issuance of common stock                                  --          1,436
   Cash used by discontinued operations in financing activities          (175)          (145)
                                                                     --------       --------
NET CASH USED BY FINANCING ACTIVITIES                                 ($1,132)         ($104)
                                                                     --------       --------

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS               (37)           (32)
NET INCREASE IN CASH AND CASH EQUIVALENTS                               7,944          1,225
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                          2,455          1,230
CASH AND CASH EQUIVALENTS AT END OF THE YEAR                         $ 10,399       $  2,455
                                                                     --------       --------


                 See Notes to Consolidated Financial Statements

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Interest paid                                               $200         $129

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES
 Equipment acquired through capital lease obligations        $  5         $ 24
 Intangible assets acquired through notes payable            $302         $612

                 See Notes to Consolidated Financial Statements

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

International Microcomputer Software, Inc. ("IMSI") was incorporated in California in November 1982. IMSI develops and publishes software in the precision design (computer assisted drawing) and business applications categories targeted to small to medium-size businesses, professionals, and consumers.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of IMSI and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management's judgment in its application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result.

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

o Revenue from post contract customer support (PCS) is recognized ratably over the contract period.

o        Training fees are recognized when the service is performed.

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

CONCENTRATIONS

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. At times, cash balances held at financial institutions are in excess of federally insured limits.

We sell our products to end-users through three main sales channels: republishers, distributors and resellers, and direct to end-users. Republishers pay based on the greater of minimum guaranteed royalties or actual royalties, according to the terms of the contract. We do not generally carry more than one month of receivables for republishers. Distributors and resellers are extended credit terms after establishing a positive history with us. Terms of 30 to 60 days are extended to distributors according to contract, and terms of 30 days are extended to resellers. Sales to direct and end users occur on cash or credit card terms.

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

No single customer accounted for greater than 10% of our gross revenues in any period.

ROYALTY AGREEMENTS

We have entered into agreements whereby we are obligated to pay royalties on software published. We generally pay royalties based on a percentage of sales on respective products or on a fee per unit sold basis. We expense software royalties as product costs during the period in which the related revenues are recorded.

CASH, RESTRICTED CASH, AND CASH EQUIVALENTS

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

SOFTWARE DEVELOPMENT COSTS AND LICENSE FEES

Costs incurred in the initial design phase of software development are expensed as incurred in research and development. Once the point of technological feasibility is reached, direct production costs are capitalized in compliance with Statement of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. We cease capitalizing computer software costs when the product is available for general release to customers. Costs associated with acquired completed software are capitalized. Total capitalized software development costs at June 30, 2003 and June 30, 2002 were $1,103,000 and $4,129,000 less accumulated amortization of $1,016,000 and $3,198,000 respectively.

We amortize capitalized software development costs and visual content license fees on a product-by-product basis. The amortization for each product is the greater of the amount computed using (a) the ratio of current gross revenues to the total of current and anticipated future gross revenues for the product or
(b) 18, 36, or 60 months, depending on the product. IMSI evaluates the net realizable value of each software product at each balance sheet date and records write-downs to net realizable value for any products for which the carrying value is in excess of the estimated net realizable value. Total amortization expense of capitalized software and license fees, all of which was charged to product costs, was $216,000 and $662,000, for the fiscal year ended June 30, 2003 and 2002, respectively.

DOMAIN NAMES

Domain names represent internet addresses, which are registered by us for our exclusive use. These domain names are used in Uniform Resource Locators (URLs), which users type into their Internet browsers to view our proprietary web sites. Domain names are amortized over a period of 36 to 60 months.

GOODWILL

Total goodwill at June 30, 2003 related to the acquisition of Keynomics, Inc. was $179,000. In accordance with SFAS No. 142, Goodwill and Intangible Assets, we will assess the underlying goodwill for impairment annually or more frequently if circumstances indicate impairment.

DISTRIBUTION RIGHTS

We reached a settlement with Broderbund during the quarter ended December 31, 2001 for outstanding issues related to our acquisition of OrgPlus in 1998 from The Learning Company (predecessor of Broderbund). Simultaneously, we entered into an agreement with Human Concepts; a company controlled by Mr. Martin Sacks, the former President and CEO of IMSI, in which we transferred ownership of OrgPlus to Human Concepts in exchange for royalties based on a percentage of their revenues and distribution rights. As a consequence of these agreements, we recorded a new intangible asset, Capitalized Distribution Rights, in the amount of $573,000. This asset is being amortized over a period of 48 months and as of June 30, 2003, $227,000 had been amortized. As a result of the termination of the majority of our distribution rights, as of June 30, 2003, this asset was subsequently written down to $36,000. We maintain the right to distribute the products to one of our distributors until December 31, 2003.

INVENTORIES

Inventories, consisting primarily of CD-ROMs, manuals, packaging, freight in, production costs and packing supplies, are valued at the lower of cost or market and are accounted for on the first-in, first-out basis. Management performs periodic assessments to determine the existence of obsolete, slow moving and non-salable inventories, and records necessary provisions to reduce such inventories to net realizable value. We recognize all inventory reserves as a component of product costs. As of June 30, 2003, approximately $47,000 of our inventory was held by certain of our distributors under consignment arrangement.

FIXED ASSETS

Fixed Assets are stated at cost. Depreciation of furniture and equipment is computed using the straight-line method over the estimated useful lives of the respective assets of 3 to 5 years. Depreciation of software and computer equipment is computed using the straight-line method over an estimated useful life of 3 years.

INCOME TAXES

Income taxes are accounted for using an asset and liability approach for financial reporting. We recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amount and the tax basis of assets and liabilities and net operating loss and tax credit carry forwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

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

IMPAIRMENT OF LONG LIVED ASSETS

We review long-lived assets and identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. We assess these assets for impairment based on estimated undiscounted future cash flows from these assets. If the carrying value of the assets exceeds the estimated future undiscounted cash flows, a loss is recorded for the excess of the asset's carrying value over the fair value. We did not recognize any impairment loss for long-lived assets in either fiscal 2003 or fiscal 2002.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of cash and cash equivalents, trade receivables, trade payables and debt approximates carrying value due to the short maturity of such instruments.

As of June 30, 2003 we have $998,000 classified under investments in securities on our balance sheet. This amount, held in escrow until December 30, 2005, represents the market value of the 250,000 shares of Jupiter common stock we received as part of the total consideration paid for the sale of ArtToday. At our discretion, we have the ability to replace all or a portion of the common stock held in escrow with cash in an amount equal to the closing market value of the common stock to be replaced at June 30, 2003.

We also hold, in escrow, $1,300,000 in cash in connection to the ArtToday sale under the caption Assets related to discontinued operations. Under the terms of the escrow agreement, $650,000 net of any identified claim reserves will be released to us on June 30, 2004. The remaining escrow balance, net of any identified claim reserves, will be released to us on December 30, 2004.

On August 27, 2003, the 250,000 shares were included as part of a registration statement on Form S-3 that Jupiter filed.

STOCK BASED AWARDS

Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123," amends the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The Company accounts for stock-based compensation plans in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost is recognized in the financial statements for employee stock arrangements when grants are made at fair market value. The Company has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock Based Compensation".

In February 2000, we canceled approximately 870,000 options held by existing employees and replaced those options with new options with a revised expiration date. The canceled options had a weighted average exercise price of $3.51 per share, and the reissued options are exercisable at $0.75 per share. This cancellation and re-grant meets the definition of a re-pricing under FIN 44, and the reissued options are being accounted for as variable options. Under variable plan accounting, we recognize a charge equal to the per share change in the share value until the underlying options expires or is exercised. During fiscal year 2003 and 2002, we recognized $6,000 and $7,000 respectively related to variable awards.

Had compensation cost for the stock-based compensation plans been determined based upon the fair value at grant dates for awards under those plans consistent with the method prescribed by SFAS 123, net income would have been reduced to the pro forma amounts indicated below:

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                       YEAR ENDED JUNE 30,
----------------------------------------                   ---------------------------
                                                              2003             2002
                                                           ----------       ----------
Net Income, as reported                                    $   10,668       $    9,117
Intrinsic compensation charge recorded under APB 25              (173)             173
Pro Forma compensation charge under SFAS 123                   (1,570)          (1,294)
Pro Forma net income                                            8,925            7,996
Earnings Per Share:
         Basic--as reported                                      0.47             0.65
         Basic--pro forma                                        0.39             0.57

         Diluted--as reported                                    0.47             0.55
         Diluted--pro forma                                $     0.39             0.49

The fair value of each option granted was estimated on the date of the grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

                                                  YEAR ENDED JUNE 30,
                                                2003              2002
                                                ----              ----
Risk-free interest rates                        1.2%              2.8%
Expected dividend yields                          0%                0%
Expected volatility                             120%              181%
Expected option life (in years)                   5                 5

         The weighted average fair value as of the grant date for grants made in fiscal 2003 and 2002 were $0.54 and $0.45, respectively.

         We have granted options and warrants to certain employees and key consultants which resulted in charges recognized as of June 30, 2003. Charges for grants to non-employees were recorded at the time of options and warrant grants, and calculated using the Black-Scholes method of valuation. The charge to income for stock based compensation has been as follows (in thousands)

                                             FISCAL YEAR ENDED
PERIOD                             JUNE 30, 2003            JUNE 30, 2002
------                             -------------            -------------

Sales Adjustments                          $  21                      $--
Sales and Marketing                           11                       77
General and Administrative                  (138)                     500
Research and Development                      --                       23
Non operating Expenses                       478                       --
                                   -------------            -------------
TOTAL CHARGE TO EARNINGS                   $ 372                    $ 600

NEW ACCOUNTING STANDARDS

ACCOUNTING FOR REVENUE ARRANGEMENTS WITH MULTIPLE DELIVERABLES- In November 2002, the EITF reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Issue 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of Issue 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We do not believe that the adoption of Issue 00-21 will have a material effect on our consolidated financial position, results of operations or cash flows.

AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES- On April 30, 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. Statement 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to Statement 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. In addition, Statement 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives. Statement 149 is effective for contracts entered into or modified after June 30, 2003. At June 30, 2003, we do not hold any derivative instruments. We do not believe the adoption of Statement 149 will have a material effect on our consolidated financial position, results of operations or cash flows.

FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY- On May 15, 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Statement 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Statement 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatory redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. Statement 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments as of July 1, 2003. We adopted Statement 150 on July 1, 2003 and do not believe the effect of adopting this statement will have a material impact on our financial position, results of operations or cash flows.

RECLASSIFICATIONS

Reclassifications have been made to the amounts reported in 2002 to conform to the current year presentation. The amounts reported for fiscal 2003 and 2002 present the results of operations for ArtToday as discontinued operations due to the sale of ArtToday on June 30, 2003.

2. INVENTORIES Inventories consist of (in thousands):

  Raw materials                                                         $  79
  Finished goods                                                          313
                                                                        -----
  SUBTOTAL                                                                392
  Reserves for obsolescence                                              (124)
                                                                        -----
  NET INVENTORY                                                         $ 268

3. FIXED ASSETS Fixed assets consist of (in thousands):

  Computer and office equipment                                         $ 441
  Software                                                                361
  Building Improvements                                                    11
                                                                        -----
  SUBTOTAL                                                                813
  Accumulated depreciation                                               (728)
                                                                        -----
  FIXED ASSETS, NET                                                     $  85
                                                                        -----


We incurred depreciation expenses of $265,000 and $332,000 for the fiscal years ended June 30, 2003 and 2002 respectively. At June 30, 2003, we had $85,000 of fixed assets with a zero net book value under capital leases.

4. SOFTWARE DEVELOPMENT COSTS AND LICENSE FEES

Capitalized software development costs and license fees consist of the following (in thousands):

Acquired cost                                                          $ 1,103
Accumulated amortization                                                (1,016)
                                                                       -------
CAPITALIZED SOFTWARE, NET                                              $    87
                                                                       -------

5. DOMAIN NAMES
CapitalizEd domain names consist of the following (in thousands):

  Acquired cost                                                        $     5
  Accumulated amortization                                                  (1)
                                                                       -------
  CAPITALIZED DOMAIN NAMES, NET                                        $     4
                                                                       -------

6. AMORTIZATION EXPENSE
The following table summarizes the actual and estimated amortization expense for our intangible assets for the periods indicated:

                                                                         FISCAL YEAR ENDED JUNE 30,
                                        ------------------------------------------------------------------------------
                                         2003           2004             2005         2006           2007        2008
                                        ------         ---------------------------------------------------------------
                                        ACTUAL                                    ESTIMATE
                                        ------         ---------------------------------------------------------------
Capitalized Software                    $  720         $   87         $   --         $   --         $   --       $  --
Capitalized Domain Names                   220              1              1              1              1          --
Capitalized Distribution Rights            143             36             --             --             --          --
                                        ------         ------         ------         ------         ------       -----
TOTAL AMORTIZATION EXPENSE              $1,083         $  124         $    1         $    1         $    1       $  --
                                        ------         ------         ------         ------         ------       -----

7. DEBT

                                                                JUNE 30, 2003
                                                                -------------
SHORT-TERM BORROWINGS (IN THOUSANDS)
Note payable to Imageline                                        $       160
Capital lease obligations                                                 80
Note payable to Remington                                                 64
                                                                 -----------
TOTAL SHORT-TERM BORROWINGS                                      $       304
                                                                 -----------

LONG-TERM DEBT AND OTHER OBLIGATIONS (IN THOUSANDS)
Escrow due to minority shareholders                              $        84
                                                                 -----------
TOTAL LONG-TERM DEBT AND OTHER OBLIGATIONS                       $        84
                                                                 -----------
NOTE PAYABLE TO IMAGELINE

0n April 18, 2003, we reached a final settlement of all outstanding claims with Imageline, Inc. relating to a July 2001 settlement agreement. Under the terms of the restructured settlement agreement, we agreed among other considerations to a promissory note for $178,250 plus simple interest of 10% per annum due on or before April 18, 2004. On June 10, 2003, we amended the amount of this note to $160,000 if payment were made on or before July 7, 2003.

NOTE PAYABLE TO REMINGTON PARTNERS

As of June 30, 2003 we had a $64,000 debt outstanding to Remington Partners representing a 27% revolving note secured by Keynomics' accounts receivable. The balance due to Remington was paid in full on August 26, 2003. 8. INTEREST EXPENSE Interest and other expenses, net, include interest expense and penalties on debt instruments, interest income, foreign currency transaction gains and losses, and other non-recurring items. The following table summarizes the components of interest and other, net for fiscal 2003 and 2002;

(IN THOUSANDS)                                    FISCAL YEAR ENDED JUNE 30,
                                                    2003           2002
                                                    ----           ----
INTEREST AND OTHER EXPENSE, NET
Interest (expense)                                 $(485)         $(497)
Penalties                                             --            (90)
Interest Income                                       11             12
Foreign Exchange Gain                                 60             34
Gain (Loss) on Liquidation of Foreign Subs            46             54
Other Income (Expense)                              (523)           146
------------------------------------------------------------------------------
TOTAL                                              $(891)         $(341)
------------------------------------------------------------------------------

Other income (expense) relates mainly to charges we recognized while settling various disputes. During fiscal 2003 these charges related mainly to the settlement of the Imageline and the Sorrentino litigation matters as disclosed in note 11 to the consolidated financial statements, which amounted to $415,000 and $60,000 respectively. During Fiscal 2002, we recognized a gain of $164,000 representing the net recovery amount we obtained from indemnification claims we had against third parties associated with the original circumstances leading to the adverse Imageline arbitration award, in part offset by an $18,000 charge relating to settlement of a dispute with one of our vendors.

9. GAIN ON EXTINGUISHMENT OF DEBT

During fiscal 2003, we recognized a $769,000 gain on forgiveness of debt as a result of settlements with various unsecured creditors who accepted our payoff offers for discounted amounts averaging 10% of the face values of these claims.

During fiscal 2002, we recognized a $10.5 million gain on forgiveness of debt as a result of the following items:

         o $2.2 million was related to the forgiveness of a portion of the principal and accrued interest on a note held by Silicon Valley Bank.

         o        $5.7  million  related to the  forgiveness  of debt to Baystar
                  Capital

         o $2.6 million related to other unsecured creditors who accepted our offer to settle all their claims at a 90% discount on average.

10. SALE OF ARTTODAY

On June 25, 2003, we entered into an agreement with Jupiter to sell all issued and outstanding shares of the capital stock of ArtToday, our wholly owned subsidiary based in Arizona focused on web based delivery of clipart, photos flash objects, animations, fonts and other graphic content. The transaction closed on June 30, 2003.

The sales price included the following consideration;

         o $13 million cash of which $1.3 million is being held in escrow for a period of up to eighteen months,

         o 250,000 restricted shares of Jupiter common stock all of which is being held in escrow until December 30, 2005, and

         o An earn-out that could result in an additional $4 million during the next two fiscal years.

As a result of this sale, we recognized a net gain from discontinued operations of $12,237,000 during fiscal year 2003. The following table details the calculations related to this gain: (in thousands)

                                                               TOTAL
                                                              --------
Sales Price -
  Consideration per contract agreement                        $ 13,861
  Less:
   Cash held by ArtToday                                           (44)
   Minority Interest                                            (1,290)
                                                              --------
TOTAL SALES PRICE                                             $ 12,527

Basis in ArtToday

 Assets, net of cash on hand                                    (1,883)
 Liabilities                                                     2,557
                                                              --------
NET BASIS                                                     $    674


Sales related expenses
 Fees to related party (Chairman of the Board)                    (150)
 Other expenses (including legal and accounting fees)             (567)
                                                              --------
TOTAL EXPENSES                                                $   (717)


Gain, Before Income Tax                                         12,484

Income Tax                                                        (247)

                                                              --------
 GAIN ON SALE, NET OF TAX                                     $ 12,237
                                                              --------


The following table details selected financial data related to ArtToday during the fiscal years ended June 30, 2003 and 2002:

PROFIT AND LOSS DATA            FOR THE YEAR ENDED JUNE 30,
--------------------            ---------------------------
                                   2003             2002
                                 -------          -------

Revenue                          $ 5,249          $ 4,152
Operating Income                   1,265            1,271
Income before income tax         $ 1,235          $ 1,330
Income tax provision                 (24)              --
                                 -------          -------
NET INCOME                       $ 1,211          $ 1,330
                                 -------          -------

Included in the sale of ArtToday, were intangible assets in the aggregate amount of $1,186,000 comprised of the following:

         o        Capitalized software: $191,000

         o        Goodwill: $92,000

         o        Capitalized domain names: $903,000

11. LEGAL PROCEEDINGS

We have no pending litigation at June 30, 2003 and as of the date of this filing.

IMAGELINE, INC. VS. INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.

On January 14, 2000, Imageline, Inc. received a $2.6 million arbitration award against IMSI for intellectual property violations and attorney's fees. In April 2000 IMSI and Imageline initiated negotiations to settle the award through a variety of considerations, including cash, a consulting agreement, and warrants to purchase common stock.

As of April 18, 2003, all litigation relating to a July 2001 settlement agreement that we had originally entered into with Imageline, Inc. and its president, George Riddick has been restructured and fully and finally resolved. Under the terms of the restructured settlement agreement, we agreed to the following:

         o        An immediate payment of $621,750.

         o A promissory note for $178,250 plus simple interest of 10% per annum due on or before April 18, 2004. On June 10, 2003, we amended the amount of this note to $160,000 if payment were made on or before July 7, 2003. The amendment also called for us to pay $5,000 immediately. Subsequent to fiscal year end, we made the $160,000 payment in full satisfaction of this note.

         o Licensing and republishing rights to certain intellectual property.

         o The issuance of 600,000 fully vested three year warrants with a strike price of $0.46 per share to purchase the Company's common stock.

In return, the restructured settlement ends all litigation between the parties, eliminates an existing judgment against us, and removes a lien on certain of our assets. The licenses granted in this settlement agreement will not negatively affect our ongoing operations and will allow us to end an expensive and time consuming legal dispute.

As a result of this settlement we recognized an additional non-operating charge of approximately $415,000 in fiscal year ended June 30, 2003.

SORRENTINO VS. DIGITAL CREATIVE DEVELOPMENT CORPORATION, ET AL.

On or about June 28, 2002, Ralph Sorrentino, an individual, and RJS Consulting Corp., a New York corporation, filed a complaint in the Supreme Court of the state of New York, county of New York against DCDC, IMSI, and several other individuals. The complaint alleges that DCDC breached the settlement agreement reached on October 30, 2001, between Mr. Sorrentino and DCDC regarding the termination of Mr. Sorrentino as President and Chief Executive Officer of DCDC and the termination of an executive consulting agreement with RJS Consulting Corp. The complaint sought, among other things, compensatory and punitive damages and a constructive trust on all of the shares of IMSI stock owned by DCDC and on all of the assets of IMSI.

As of February 13, 2003 we entered into a settlement of litigation with Ralph Sorrentino and RJS Consulting Corp. pursuant to which we agreed to pay a total of $60,000 in equal installments over twelve months, and the parties agreed to a stipulation of discontinuance of the action with prejudice. Separately, Mr. Sorrentino also entered into a settlement agreement with the other named parties in the action, including certain of IMSI's Directors. As of June 30, 2003, $45,000 was still remaining of the total amount due to Mr. Sorrentino.

12. EMPLOYEE STOCK INCENTIVE PLANS AND EQUITY RELATED TRANSACTIONS

The 1993 Employee Incentive Plan, as amended, permits us to grant options to purchase up to 2,925,000 shares of common stock to employees, directors and consultants at prices not less than the fair market value at date of grant for incentive stock options and not less than 85% of fair market value for non-statutory stock options. These options generally expire 10 years from the date of grant and become exercisable ratably over a 3 to 5-year period. At June 30, 2003, 2,660 shares were available for future grants under the 1993 plan.

Option activity under the plan is as follows:

                                                                        WEIGHTED AVERAGE EXERCISE
                                                    NUMBER OF SHARES               PRICE
----------------------------------------------------------------------------------------------------
OUTSTANDING, JULY 01, 2001                                    1,976,164                       $0.97
----------------------------------------------------------------------------------------------------
Granted (weighted average fair value of $0.45)                1,346,000                        0.43
Exercised                                                     (109,500)                        0.20
Cancelled                                                   (1,061,526)                        0.87
----------------------------------------------------------------------------------------------------
OUTSTANDING, JUNE 30, 2002                                    2,151,138                       $0.72
----------------------------------------------------------------------------------------------------

Granted (weighted average fair value of $0.54)                  974,351                       $0.66
Exercised                                                      (29,333)                        0.20
Cancelled                                                     (835,403)                        0.85
----------------------------------------------------------------------------------------------------
OUTSTANDING, JUNE 30, 2003                                    2,260,753                       $0.66
----------------------------------------------------------------------------------------------------

Warrants have been granted from time to time in conjunction with financings, debt settlements, compensation for members of the Board of Director and employee's and consulting arrangements. Warrant activity is as follows:

---------------------------------------------------------------------------------------------
                                                                                   AVERAGE
                                                      NUMBER OF                    EXERCISE
                                                       WARRANTS                     PRICE
---------------------------------------------------------------------------------------------
OUTSTANDING, JULY 01, 2001                                     729,291                  4.31
---------------------------------------------------------------------------------------------
Granted (weighted average fair value of $0.68)               7,619,786                  0.76
Exercised                                                  (1,282,500)                  0.25
---------------------------------------------------------------------------------------------
OUTSTANDING, JUNE 30, 2002                                   7,066,577                 $1.22
---------------------------------------------------------------------------------------------
Granted (weighted average fair value of $0.90)               1,302,500                (0.95)
Exercised                                                  (2,112,500)                (0.81)
---------------------------------------------------------------------------------------------
OUTSTANDING, JUNE 30, 2003                                   6,256,577                 $1.16
---------------------------------------------------------------------------------------------

Additional information regarding options and warrants outstanding as of June 30, 2003 is as follows:

                                OPTIONS OUTSTANDING                                                    OPTIONS EXERCISABLE
                                -------------------                                                    -------------------
  RANGE OF EXERCISE          NUMBER             WEIGHTED AVG. REMAINING        WEIGHTED AVG.           NUMBER        WEIGHTED AVG.
        PRICES             OUTSTANDING           CONTRACTUAL LIFE (YRS)        EXERCISE PRICE        EXERCISABLE     EXERCISE PRICE
----------------------- ------------------ -------------------------------- ---------------------- ----------------- ---------------
$0.20-$0.35                       531,166                              8.3                   0.27           365,153            0.25
$0.41-$0.70                       539,238                              9.5                   0.58           221,337            0.62
$0.71-$0.75                       761,426                              8.2                   0.73           421,833            0.75
$0.80-$0.95                       343,960                              8.4                   0.90           191,461            0.89
$1.06-$4.17                        84,963                              5.6                   1.95            71,630            2.12
----------------------- ------------------ -------------------------------- ---------------------- ----------------- ---------------
                                2,260,753                                                                 1,271,414
----------------------- ------------------ -------------------------------- ---------------------- ----------------- ---------------


                             WARRANTS OUTSTANDING                                               WARRANTS EXERCISABLE
                             --------------------                                               --------------------
RANGE OF EXERCISE PRICES   NUMBER OUTSTANDING     WEIGHTED AVG. EXERCISE PRICE    NUMBER EXERCISABLE    WEIGHTED AVG. EXERCISE PRICE
------------------------------------------------------------------------------------------------------------------------------------
$0.15 - $0.32                           1,070,000             0.25                        1,070,000                 0.25
$0.45 - $0.46                           1,002,500             0.46                        1,002,500                 0.46
$0.50 - $0.75                             670,286             0.61                          670,286                 0.61
$0.81                                   2,737,500             0.81                        2,012,500                 0.81
$0.90 - $1.03                             382,000             0.93                          244,000                 0.93
$5.00 - $14.85                            394,291             9.05                          394,291                 9.05
------------------------------------------------------------------------------------------------------------------------------------
                                        6,256,577                                         5,393,577
------------------------------------------------------------------------------------------------------------------------------------

13. COMMITMENTS

All facilities are rented on a month-to-month basis and carry no future commitments. Future minimum payments for the capital and operating lease are as follows (in thousands):

                                           FISCAL YEAR                  CAPITAL LEASES         OPERATING LEASES
                                           -----------                  --------------         ----------------
                                         2004                                $85                    $7
                                         2005                                 --                     7
                                         2006                                 --                     7
                                         2007                                 --                     7
                                         2008 and after                       --                     4
-------------------------------------------------------------------------------------------------------------------
TOTAL MINIMUM PAYMENTS                                                       $85                   $30
-------------------------------------------------------------------------------------------------------------------
Less amount representing interest                                             (5)
Recorded obligations                                                          80
LESS CURRENT PORTION                                                         (80)
-------------------------------------------------------------------------------------------------------------------
LONG-TERM PORTION                                                            $--
-------------------------------------------------------------------------------------------------------------------

Capital lease obligations consist primarily of computer and office equipment with an average term of 5 years. Total rent expense for all operating leases was $145,000 and $284,000 for the periods ended June 30, 2003 and 2002 respectively.

14. INCOME TAXES

The provision for taxes on income was comprised of the following (in thousands):


                           FISCAL YEAR ENDED JUNE 30, 2003            FISCAL YEAR ENDED JUNE 30, 2002
                           -------------------------------            -------------------------------
  Current:
  Federal                                   $120                                        $--
  State                                      226                                         54
  Foreign                                    (68)                                        --
-----------------------------------------------------------------------------------------------------
  TOTAL TAX PROVISION                       $278                                        $54
-----------------------------------------------------------------------------------------------------

Deferred tax balances consist of the following (in thousands):


                                                     JUNE 30, 2003
                                                     -------------
Current tax assets
Allowance for doubtful accounts and returns               $    112
Inventory reserve                                               24
Accrued employer liabilities                                    50
Accrued royalties                                               89
State tax                                                       95
------------------------------------------------------------------
TOTAL CURRENT TAX ASSETS                                       370
------------------------------------------------------------------
Non-current tax assets
Net operating loss carry forward                            12,926
Package Design Costs                                            37
Fixed assets                                                    11
Purchased intangibles                                        2,548
Loss on investment in subsidiaries in liquidation               74
------------------------------------------------------------------
TOTAL NON-CURRENT ASSETS                                    15,596
------------------------------------------------------------------
Valuation allowance                                        (15,966)
------------------------------------------------------------------
NET DEFERRED TAX ASSETS                                        $--
------------------------------------------------------------------

At June 30, 2003, IMSI had an operating loss carry forward of approximately $34.5 million for federal tax purposes and approximately $14.6 million for state tax purposes, which expire in various amounts through 2021.

The effective tax rate differs from the federal statutory rate for the years ended June 30, 2003 and 2002 as follows (in thousands):

                                             YEAR ENDED JUNE 30,    YEAR ENDED JUNE 30,
                                                           2003                   2002
--------------------------------------------------------------------------------------
Federal tax at 35% statutory rate                         3,576                $ 3,100
State tax provision, net of federal benefit                 556                    532
Change in valuation allowance                            (2,630)                (3,968)
Book/tax difference in gain on sale of ArtToday          (1,001)                    --
State tax credits                                          (235)
Other                                                        12                    390
--------------------------------------------------------------------------------------
TOTAL INCOME TAX PROVISION (BENEFIT)                    $   278                $    54
--------------------------------------------------------------------------------------

The components of the provision related to continuing operations and discontinued operations are as follows:

                                    YEAR ENDED JUNE 30, 2003     YEAR ENDED JUNE 30, 2002
Continuing operations                           $  7                      $54
Discontinued operations                          271                       --
------------------------------------------------------------------------------------------
TOTAL TAX PROVISION                             $278                      $54
------------------------------------------------------------------------------------------

15. EARNINGS (LOSS) PER SHARE

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

                                                                    FISCAL YEAR ENDED JUNE 30
                                                                  2003                      2002
----------------------------------------------------------------------------------------------------
   BASIC WEIGHTED AVERAGE SHARES OUTSTANDING                   22,800,795                13,966,364
----------------------------------------------------------------------------------------------------
   Total Stock Options Outstanding                              2,260,753                 2,151,138
   Less: Assumed treasury stock purchases                              --                (1,144,814)
   Less: Anti Dilutive Stock Options due to loss               (2,260,753)                       --
   Less: Out of the money options                                      --                  (147,555)

   Total Warrants Outstanding                                   6,256,577                 7,066,577
   Less: Assumed treasury stock purchases                              --                (4,965,464)
   Less: Anti Dilutive Warrants due to loss                    (6,256,577)                       --
   Less: Out of the money warrants                                     --                  (494,291)

----------------------------------------------------------------------------------------------------
   DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING                 22,800,795                16,431,955
----------------------------------------------------------------------------------------------------

16.      SEGMENT INFORMATION

We have three reportable operating segments based on the sales market. Two of these are geographic segments and generate revenues and incur expenses related to the sale of our PC productivity software. The third segment comprises the revenues and expenses related to Keynomics, our business applications subsidiary which provides ergonomic and keyboard training for worker-enhanced safety, productivity and ergonomic compliance improvements thru its proprietary software system, "The KeySoft Performance System".

The following table details segment information (in thousands). The foreign segment refers to the operations of our German and Australian wholly owned subsidiaries, IMSI GmbH and IMSI Australia Pty. Ltd.

                                                KEYNOMICS    NORTH AMERICA    FOREIGN         ELIMINATIONS         TOTAL
                                                ---------    -------------    -------         ------------         -----
 FISCAL YEAR ENDED JUNE 30, 2003
 Net Revenues-external                            $1,147         $7,116          $669                $--           $8,932
 Operating loss                                     (99)        (2,227)         (284)                 --          (2,610)
 Identifiable assets                              ($218)        $14,656        ($165)                $57          $14,330

 FISCAL YEAR ENDED JUNE 30, 2002
 Net Revenues-external                              $477         $7,451          $556                $--           $8,484
 Operating income (loss)                           (268)        (1,553)            18                 --           (1803)
 Identifiable assets                                ($9)         $4,949         ($72)              $(38)           $4,830

All inter-company amounts are eliminated through consolidation. Certain general and administrative expenses are allocated among our different segments based on each segment contribution to total revenue.

The following table details net revenues information (in thousands):


                                     FISCAL YEAR ENDED JUNE 30,
                                         2003           2002
-------------------------------------------------------------
Precision Design                        $3,725         $4,418
Business Applications and Other          5,207          4,066
-------------------------------------------------------------
NET REVENUES                            $8,932         $8,484
-------------------------------------------------------------


17. RELATED PARTY TRANSACTIONS

On May 1, 2003 we entered into a consulting agreement with Mr. Bruce Galloway, chairman of our board of directors, to provide services to the company related to potential acquisitions and divestitures. In return for his services, Mr. Galloway could be entitled to a fee from zero to $200,000 dependent on his involvement and on the consideration received or paid by us as a result of the transaction. Upon the successful sale of ArtToday in June 2003 we paid Mr. Galloway a fee of $150,000 per the terms of the agreement.

In March 2003, we initiated a private placement of five-year, 15% secured promissory notes to accredited investors. We were successful in raising $805,000. Purchasers of the notes also received warrants to purchase IMSI's common stock at the rate of one warrant for each $2.00 of principal of the notes. These warrants have a strike price of $0.45 and will expire on June 30, 2006. The notes were secured by the pledge of the common stock of ArtToday.com.

None of the participants in these private placements, except for our Chief Financial Officer, Mr. William J. Bush and Mr. Joseph Abrams (an IMSI related party as a former beneficial owner of IMSI Common Stock) who participated in the amounts of $80,000 and $50,000 respectively and received 40,000 and 25,000 warrants to purchase shares of IMSI's stock respectively, were deemed to be an "affiliate" or a "related party" as defined in Statement of Financial Accounting Standards No.57, "Related Party Disclosures".

Concurrent with the sale of ArtToday on June 30, 2003, we repaid the notes in full with an early repayment penalty of 2% which was $16,000.

In June 2003, Paul Jakab resigned as Chief Operating Officer and we terminated our agreement with him with regard to those services. Concurrently, we entered into a new agreement with him to serve as Business Affairs Advisor, where he will be responsible for certain international sales and from time to time certain legal matters as directed by the Company. Mr. Jakab will be paid $8,000 per month for such services.

18.      UNAUDITED QUARTERLY FINANCIAL INFORMATION

The following selected financial data should be read in conjunction with the Consolidated Financial Statements, including the related notes, and Item 6 - Management's Discussion and Analysis or Plan of Operations:

                                        FISCAL 2003                                          FISCAL 2002
                                        -----------                                          -----------
      QUARTER ENDED        NET REVENUES            NET INCOME (LOSS)             NET REVENUES            NET INCOME (LOSS)
      -------------        ------------            -----------------             ------------            -----------------
 September 30                $1,999                        ($136)                  $1,687                        $4,951
 December 31                  2,390                          (51)                   2,107                         2,202
 March 31                     2,532                         (103)                   2,579                            68
 June 30                      2,011                        10,958                   2,111                         1,896
------------------------------------------------------------------------------------------------------------------------
TOTALS                       $8,932                       $10,668                  $8,484                        $9,117
------------------------------------------------------------------------------------------------------------------------

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

ITEM 8A- CONTROLS AND PROCEDURES

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

                                    PART III


ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

On September 9, 2002, William J. Bush was named Chief Financial Officer. In June 2003 Paul Jakab stepped down as Chief Operating Officer.

DIRECTORS

The names of all members of the Board of Directors of IMSI, and information about them as of September 22, 2003 are set forth below:

NAME                            AGE          OCCUPATION                             DIRECTOR SINCE
-----                           ---          ----------                             --------------
Bruce Galloway    (1) (3) (4)   45           Chairman of the Board of Directors     2001
Martin Wade, III  (3)           54           President and Chief Executive          2001
                                             Officer
Evan Binn         (1) (2)       64           Director                               2001
Donald Perlyn     (1)           60           Director                               2001
Robert Mayer                    49           Executive Vice President               2000
Robert S. Falcone (2)           56           Director                               2002
Richard J. Berman (2) (3)       61           Director                               2002


         (1)      Member of the Compensation Committee.

         (2)      Member of the Audit Committee.

         (3)      Member of the Executive Committee.

         (4)      Chairman of Board of Directors

BRUCE R. GALLOWAY, AGE 45. Mr. Galloway became a director of IMSI in August 2001. Mr. Galloway is currently a managing director of Burnham Securities Inc., an NASD Broker/Dealer and investment bank based in New York. He is currently the Chairman of Arthur Treacher's, Inc., Datametrics Corporation and Digital Systems Group, Inc., as well as a director of Waiters.com, Inc. Prior to joining Burnham in 1993, Mr. Galloway was a senior vice president at Oppenheimer & Company, an investment bank and NASD Broker/Dealer based in New York, from 1991 through 1993. Mr. Galloway holds a B.A. degree in Economics from Hobart College and an M.B.A. in Finance from New York University's Stern Graduate School of Business.

MARTIN WADE III, AGE 54. Mr. Wade became a director and CEO of IMSI in August 2001. He brings to the Company a proven track record in mergers and acquisitions and investment banking. Prior to joining DCDC in 2000, Mr. Wade served from 1998 to 2000 as an M&A banker at Prudential Securities and from 1996 to 1998 as a managing director in M&A at Salomon Brothers. From 1991 to 1996, Mr. Wade was National Head of Investment at C.J. Lawrence, Morgan Grenfell, where he was appointed to the Board of Directors. Martin Wade also spent six years in the M&A department at Bankers Trust and eight years at Lehman Brothers Kuhn Loeb. Mr. Wade is credited with participating in over 200 M&A transactions involving various clients such as, Nike, Cornerstone National Gas Company, Handmark Graphics and Redken Laboratories, Inc. Mr. Wade was previously National Head of Investment Banking for Price Waterhouse. He is also a member of the Board of Directors for DiMon (NYSE: DMN), NexMed (OTC: NEXM) and Energy Transfer Group of Dallas, Texas.

DONALD PERLYN, AGE 60. Mr. Perlyn became a director of IMSI in August 2001. Mr. Perlyn joined Miami Subs Corporation in May 1989. He was promoted to the position of President of Miami Subs Corporation in July of 1998. In October of 1999 and as a result of the acquisition of Miami Subs Corp. by Nathan's Famous Inc. (a DCDC subsidiary) Mr. Perlyn assumed the position of Executive Vice President of Nathan's Famous, Inc. in addition to his responsibilities at Miami Subs. Mr. Perlyn is also a member of the Board of Directors of Nathan's Famous, Inc. Mr. Perlyn is an attorney and a 32 year veteran of the of the restaurant industry with extensive experience in restaurant development, operations and franchising.

EVAN BINN, AGE 64. Mr. Binn became a director of IMSI in August 2001. Mr. Binn received his bachelor's degree from University of California at Los Angeles and is a certified public accountant in California. He is a member of the California Society of Certified Public Accountants and has maintained a practice in Los Angeles, California for thirty-seven years.

ROBERT MAYER, AGE 49. MR. MAYER became a director in February 2000. Mr. Mayer served as the Company's Vice President of Sales from 1990 until 1995 and then as Executive Vice President of Worldwide Sales until March 2000 when he left the Company to serve as a Vice President at Adventa.com, Inc. Mr. Mayer rejoined the IMSI team in November 2000 as Executive Vice President. Mr. Mayer also served as a director from 1985 until May 1999. Mr. Mayer received a Bachelors of Arts degree from the University of California at Berkeley, and Masters of Science degree from the University of Washington.

ROBERT S. FALCONE, AGE 56. MR. FALCONE became a director in February 2002 and has over 32 years of financial management and Board experience. Mr. Falcone is currently the Executive Vice President and Chief Financial Officer of Bearing Point, Inc. an international consulting firm serving Global 2000 companies, medium-sized businesses, government agencies and other organizations. He served as senior vice president and chief financial officer for Nike, Inc., the world's largest international footwear and apparel company, from 1992 to 1998, a time when the company grew annual sales to nearly $10 billion. He began his career at Price Waterhouse, LLP where he spent 21 years, eight of which as an audit partner. Most recently, he was chief financial officer for 800.com, a pioneer in consumer electronics Internet retailing. A graduate of Villanova University and a certified public accountant, Falcone serves on the boards of directors for RadioShack Corporation, and The Nautilus Group.

RICHARD J. BERMAN, AGE 61. MR. BERMAN became a director in February 2002 and his business career spans 35 years of venture capital, management and mergers and acquisitions experience. In the last five years, Mr. Berman was Chairman and CEO of Internet Commerce Corporation, an Internet supply chain company whose market capitalization rose from $1.2 million to about $1 billion. He is Chairman of KnowledgeCube, an early stage technology fund, and Candidate Resources, Inc, the leading manager of human resource websites. He is also a Director of NexMed, a life sciences company; he is also recently became a Director of Stonehedge Partners, a family of hedge funds. Previously, Mr. Berman worked at Goldman Sachs; was Senior Vice President of Bankers Trust Company where he started the M&A and Leverage Buyout departments; created the largest battery company in the world by merging Prestolite, General Battery and Exide to form Exide (NYSE); and advised on over $4 billion of M&A transactions. He is a past Director of the Stern School of Business of NYU where he has a B.S. and an MBA. He also has US and foreign law degrees from Boston College and The Hague Academy of International Law, respectively.

EXECUTIVE OFFICERS

MARTIN WADE III, CEO. See above.

GORDON LANDIES, PRESIDENT, AGE 47. Mr. Landies joined IMSI on September 1, 2001 as President subsequent to the merger agreement between IMSI and DCDC. He brings to the Company 17 years of experience in management of software companies. Before joining IMSI Mr. Landies was a consultant and managing partner in GL Ventures, LLC providing services to software publishing and media companies. In 1999, Mr. Landies was the General Manager of the Home and Game division of Mattel Interactive. From 1994 to 1998 Mr. Landies held positions of Senior Vice President of sales and Executive Vice President for Mindscape, a $100+ million consumer software company. From 1990 to 1994 he was Vice President of sales for The Software Toolworks. Mr. Landies previously served on the Board of Directors of IMSI from 1995 to 1998 as well as on the Boards of Directors of Mindscape, Inc, Entertainment Universe, Inc. and several other private organizations. Mr. Landies graduated in 1981 from Northern Illinois University with a Masters of Business Administration and holds a B.S. in economics from Elmhurst College.

ROBERT MAYER, EXECUTIVE VICE PRESIDENT OF DIRECT SALES AND MARKETING. See above.

WILLIAM J. BUSH, CFO, AGE 38. Mr. Bush joined our executive team in September 2002. As the former Director of Business Development for Buzzsaw.com and former Corporate Controller and Finance Manager for the AutoCAD Product Division at Autodesk, he brings over 15 years of experience in accounting, financial support and business development to IMSI. Prior to joining IMSI, Mr. Bush was one of the founding members of Buzzsaw.com, a privately held company spun off from Autodesk, Inc. in 1999, focusing on online collaboration, printing and procurement applications. At Buzzsaw.com, Mr. Bush was responsible for establishing the company's finance and accounting infrastructure as well as leading its acquisition and financing efforts. From 1997 to 1999, Mr. Bush worked at Autodesk, Inc., the fourth largest software applications company in the world. As Corporate Controller at Autodesk, his responsibilities included financial planning and analysis, general accounting, and SEC and management reporting. Mr. Bush began his career in public accounting with Ernst & Young, and later with Price Waterhouse in Munich, Germany. He received a B.S. in Business Administration from U.C. Berkeley and is a Certified Public Accountant.

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

ITEM 10- EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded, earned or paid for services rendered in all capacities to the Company and its subsidiaries during each of the fiscal years ended June 30, 2003, 2002 and 2001 to (i) the Company's chief executive officer during fiscal 2003; and (ii) the Company's four most highly compensated executive officers other than the CEO who were serving as executive officers at the end of fiscal 2003.

                           SUMMARY COMPENSATION TABLE

                                                                                                           LONG-TERM COMPENSATION
                                                                  ANNUAL COMPENSATION                              AWARDS
                                                                                         OTHER ANNUAL      SECURITIES UNDERLYING
                                       FISCAL        SALARY              BONUS           COMPENSATION          OPTIONS / SARS
NAME AND PRINCIPAL POSITIONS            YEAR         ($)(1)               ($)               ($) (2)                  (#)
----------------------------            ----         ------               ---               -------                  ---
Martin Wade III                         2003               175,000             175,000              7,976             (2,000,000)
Chief Executive Officer                 2002               100,000              25,000              4,458               2,000,000
                                        2001                    --                  --                 --                      --

Gordon Landies                          2003               156,000             221,500              7,976                  30,025
President                        (3)    2002               130,000              40,000             65,670               1,250,000
                                        2001                    --                  --                 --                      --

Paul Jakab                              2003               151,500              45,000             10,270                  107500
Former Chief Operating Officer          2002               125,000              45,000              7,312                 950,000
                                 (4)    2001               161,000                  --                 --                      --

Robert Mayer                            2003               120,000              18,000             28,708                  57,500
Executive Vice President,        (5)    2002               120,000              66,044              3,827                 382,500
Worldwide Sales                  (6)    2001               107,638              26,887             69,675                      --

William Bush                            2003                99,279             106,000                 --                 162,426
Chief Financial Officer                 2002                    --                  --                 --                      --
                                        2001                    --                  --                 --                      --

         (1) Amounts stated above are the actual amounts received. Amounts paid in fiscal 2003 are based upon the following annual salaries: Wade $200,000, Landies $156,000, Jakab $156,000,
                  Mayer $120,000, and Bush $120,000.

         (2) Includes payments of medical and dental insurance premiums by the Company.

         (3)      Includes $55,000 of consulting fees.

         (4) Mr. Jakab accepted his new position of Business Affairs Advisor in May, 2003. Mr. Jakab is no longer an officer of IMSI beginning June 2003. Until May 2001 Mr. Jakab had been
                  Executive Vice President, International Sales and Business development for IMSI. He rejoined IMSI on September 1, 2001 as Chief Operating Officer subsequent to the signing of the merger agreement between IMSI and DCDC. Salary in fiscal 2001 included $21,000 of severance.

         (5) Mr. Mayer worked for IMSI on a full-time basis through March 31, 2000, at which time he became a consultant to the Company. Mr. Mayer rejoined the Company in his current capacity in November 2000.

         (6) Includes the forgiveness in June 2001 of a note receivable owed by Mr. Mayer to IMSI in the amount of $69,675.

OPTION GRANTS

The following table sets forth the individual grants of stock options made during the last fiscal year to each of the named executive officers. There were no SAR grants.

                       NUMBER OF SECURITIES UNDERLYING        PERCENT OF TOTAL OPTIONS/SARS        EXERCISE OR
         OFFICER             OPTIONS/SARS GRANTED           GRANTED TO EMPLOYEES IN FISCAL YEAR     BASE PRICE     EXPIRATION DATE
         -------             --------------------           -----------------------------------     ----------     ---------------
Bush, William                               100,000                                   10.3%             $0.93          09/08/07
Bush, William                                10,000                                    1.0%              0.60          12/04/07
Bush, William                                 8,900                                    0.9%              0.41          04/26/08
Bush, William                                10,100                                    1.0%              0.53          05/27/08
Bush, William                                33,426                                    3.4%              0.71          06/28/08
Jakab, Paul                                 100,000                                   10.3%              0.63          10/30/07
Jakab, Paul                                   7,500                                    0.8%              0.41          04/26/08
Landies, Gordon                              12,525                                    1.3%              0.41          04/26/08
Landies, Gordon                              17,500                                    1.8%              0.53          05/27/08
Mayer, Robert                                 7,500                                    0.8%              0.41          04/26/08
Mayer, Robert                                10,000                                    1.0%              0.70          06/17/08
Mayer, Robert                                40,000                                    4.1%              0.71          06/28/08


WARRANT GRANTS

No grants of warrants were made during the last fiscal year to any of the named executive officers. During fiscal 2003 we granted 50,000 warrants to Mr. Geoffrey Koblick, our former Chairman and CEO. These warrants have an exercise price of $0.86 and expire on September 20, 2007.

Subsequent to fiscal year end, we issued to our Chief Executive Officer, Mr. Martin Wade III, 46,667 warrants to purchase shares of IMSI common stock at an exercise price of $0.75 per share. These warrants were awarded to Mr. Wade as part of a bonus.

On November 12, 2002, we amended the Employment Agreement between us and Mr. Martin Wade III whereby both parties agreed to the full and complete cancellation of all the 2,000,000 outstanding warrants granted to Mr. Wade as part of his Employment Agreement. When the warrants were issued, we calculated $1,037,000 of intrinsic value as a result of the difference between the exercise price of the warrants and the then current market price. We were amortizing this amount over the vesting period of the warrants (twelve months). In the quarter ending December 31, 2002, we reversed the charges related to the amortization of the intrinsic value of these warrants as they were unvested at the time of this amendment. As a result, general and administrative expense was reduced by $432,000 in the quarter ending December 31, 2002.

OPTIONS EXERCISED

No options were exercised by the named executives in fiscal year 2003.

The following table sets forth information with respect to the number of shares covered by both exercisable and non-exercisable stock options as of June 30, 2003. Also reported are the values for "in-the-money" options, which represent the positive spread between the exercise price of any such existing stock options and the fiscal year-end price of the Common Stock.

             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                            FY-END OPTION/SAR VALUES

                                                                                                           VALUE OF UNEXERCISED
                                                               NUMBER OF UNEXERCISED OPTIONS/SARS          IN-THE-MONEY OPTIONS
                                                                      AT JUNE 30, 2003 (1)               AT JUNE 30, 2003 ($) (2)
                                             VALUE REALIZED               EXERCISABLE /                        EXERCISABLE /
           NAME               EXERCISE #           ($)                    UNEXERCISABLE                        UNEXERCISABLE
           ----               ----------     --------------               -------------                        -------------
Martin Wade III                     --              --                         -- / --                             $-- / $--
Bush, William                       --              --                    42,503 / 119,923                       $550 / $5,038
Jakab, Paul                         --              --                    183,340 / 24,160                     $45,503 / $9,747
Landies, Gordon                     --              --                     50,000 / 30,025                       $-- / $6,907
Mayer, Robert                       --              --                     50,000 / 57,500                     $25,500 / $2,350


         (1) These options, which have a four-year vesting period, become exercisable over time based on continuous employment with the Company and in certain cases are subject to various performance criteria or vest in full upon acquisition of the Company.

         (2) Based on the difference between the market price of the Common Stock at June 30, 2003 ($.71 per share), and the aggregate exercise prices of options shown in the table.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of September 15, 2003, the beneficial ownership of the Company's Common Stock by:

         o Each person who is known by the Company to own of record or beneficially more than five percent (5%) of the Company's Common Stock

         o        Each director or nominee

         o Each other executive officer named in the Summary Compensation Table, above in Item 10, and

         o All directors and executive officers as a group. Except as otherwise indicated, the shareholders listed in the table have sole voting and dispositive power with respect to the shares indicated, subject to community property laws where applicable.

                                                                             TOTAL
             NAME                                              NUMBER                   PERCENT
------------------------------------------------------------------------------------------------
Digital Creative Development Corp                             7,685,758                   33.2%
Capital Ventures, Inc.                                        2,553,791                  10.97%
Gordon Landies                                                1,648,664                   6.85%
Geoffrey Koblick                                              1,022,600                   4.33%
Robert Mayer                                                    842,086                   3.58%
Paul Jakab                                                      832,732                   3.48%
Bruce Galloway                                                  500,000                   2.11%
Robert Falcone                                                  250,000                   1.07%
Richard Berman                                                  250,000                   1.07%
William Bush                                                    202,426                   0.87%
Donald Perlyn                                                    50,000                   0.22%
Evan Binn                                                        50,000                   0.22%
Martin Wade                                                      46,667                   0.22%

ALL DIRECTORS AND EXECUTIVE OFFICERS AS A GROUP               5,695,175                  21.06%
------------------------------------------------------------------------------------------------

ITEM 12- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


DCDC 15% NOTE

On September 18, 2003, we entered into a 15% one-year note with DCDC whereby we loaned them $350,000. The note is due, with interest, on September 18, 2004. The note is secured by 400,000 shares of our stock held by DCDC. The agreement also calls for DCDC not to sell any other IMSI common stock which it holds, with the exception of private sales of IMSI common stock, until February 15, 2004.

Concurrent with this note, DCDC repaid the entire principal portion of a $50,000 note, made in favor of IMSI on February 25, 2003. That note, due on February 25, 2004 was unsecured and carried a 4% interest rate. The interest payable, amounting to $1,162, is outstanding as of the filing and is due and payable on February 18, 2004.

CONSULTING AGREEMENT

On May 1, 2003 we entered into a consulting agreement with Mr. Bruce Galloway, chairman of our board of directors, to provide services to the company related to potential acquisitions and divestitures. In return for his services, Mr. Galloway could be entitled to a fee from zero to $200,000 dependent on his involvement and on the consideration received or paid by us as a result of the transaction. Upon the successful sale of ArtToday in June 2003 we paid Mr. Galloway a fee of $150,000 per the terms of the agreement.

FIVE-YEAR, 15% SECURED PROMISSORY NOTES, WITH WARRANTS ATTACHED

In March 2003, we initiated a private placement of five-year, 15% secured promissory notes to accredited investors. We were successful in raising $805,000. Purchasers of the notes also received warrants to purchase IMSI's common stock at the rate of one warrant for each $2.00 of principal of the notes. These warrants have a strike price of $0.45 and will expire on June 30, 2006. The notes were secured by the pledge of the common stock of ArtToday.com.

None of the participants in these private placements, except for our Chief Financial Officer, Mr. William J. Bush and Mr. Joseph Abrams (an IMSI related party as a former beneficial owner of IMSI Common Stock) who participated in the amounts of $80,000 and $50,000 respectively and received 40,000 and 25,000 warrants to purchase shares of IMSI's stock respectively, were deemed to be an "affiliate" or a "related party" as defined in Statement of Financial Accounting Standards No.57, "Related Party Disclosures".

The offering was conducted directly by IMSI. Proceeds of the offering were intended to retire existing debt, purchase of and/or license of digital content and software assets and fund general working capital needs.

Concurrent with the sale of ArtToday on June 30, 2003, we repaid the notes in full with an early repayment penalty of 2% which was $16,000.

EXECUTIVE EMPLOYMENT AGREEMENT AND AMENDMENTS TO EXECUTIVE EMPLOYMENT AGREEMENT

On November 12, 2002, we amended the Employment Agreement between us and Mr. Martin Wade III whereby both parties agree to the full and complete cancellation of all outstanding warrants granted to Mr. Wade.

Furthermore, both parties agreed that upon the sale or merger of IMSI, or the acquisition of at least fifty one percent (51%) of our common stock by a single corporate entity (excluding the ownership of existing stockholders), while Mr. Wade is employed as our Chief Executive Officer, we shall pay him the following:

         o        1.75%  of  the  total  amount  of  the   transaction  for  any
                  transaction of at least $1.25 per net share

         o        7.5% of the amount of the transaction over $1.25 per net share

Such payment shall not be made in preference, but on the equal basis, to any payments made to the common shareholders of IMSI.

DEBT TO EQUITY CONVERSION

In November 2001, we entered into a stock purchase agreement with DCDC to acquire all issued and outstanding shares of capital stock of Keynomics. As of the date of the purchase, Keynomics had promissory notes outstanding in the aggregate principal amount of $245,000. Subsequent to the execution of the stock purchase agreement, holders of an aggregate of $225,000 of the outstanding notes agreed to convert them into 661,765 shares of IMSI's capital stock at $0.34 per share. Gordon Landies, our President, and Paul Jakab, our then Chief Operating Officer, received 192,079 and 10,232 shares of IMSI's capital stock, respectively, in exchange for their outstanding promissory notes from Keynomics. Joe Abrams, an IMSI related party as a former beneficial owner of IMSI common stock, received 287,389 shares in exchange for his outstanding promissory note to Keynomics.

MANAGEMENT AGREEMENTS AND AMENDMENT TO MANAGEMENT AGREEMENTS

GORDON LANDIES, PRESIDENT AND PAUL JAKAB, COO. As of September 2001 we entered into individual management agreements with Gordon Landies and Paul Jakab pursuant to which Mr. Landies was named President of the Company and Mr. Jakab was named Chief Operating Officer of the Company. As compensation for their services, each executive is to receive a monthly base salary of $13,000; options or warrants totaling 350,000; a quarterly bonus of up to 25% of their base pay, depending upon the extent to which profit and cash goals (to be agreed to by our Executive Committee) are met; and the right to participate in our benefit plans.

In June 2003 we amended the management agreement between IMSI and Mr. Paul Jakab to provide for Mr. Jakab's resignation as an officer of IMSI. Instead he assumed the position of Business Affairs Advisor where he will be responsible for certain international sales and from time to time certain legal matters as directed by the company. Mr. Jakab will be paid $8,000 per month for such services.

DCDC. Also in September 2001, we entered into a six-month management agreement with DCDC to formalize the arrangement whereby DCDC was to provide management services to us in connection with our day-to-day business in exchange for a fee of $50,000 per month. Specifically, DCDC (through its CEO and CFO, and from time to time various assistants to the CFO) was to provide the Company advisory services in the areas of financial management, insurance, investment banking, and business planning, among others. This agreement was terminated in March 2002.

SEVERANCE

Jeffrey B. Morgan, our former Chief Financial Officer, received a $75,000 severance package when he resigned his position on August 31, 2001. The agreement calls for payments of $60,000 (representing 50% of Mr. Morgan's annual base salary) payable in 12 equal installments starting in September 2001 and a $15,000 payment made in September 2001. The entire severance amount was paid as of June 30, 2003.

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

ITEM 13- EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K


(A) EXHIBITS AND FINANCIAL STATEMENTS:

The following documents are filed as a part of this Report:

1. FINANCIAL STATEMENTS

The following consolidated financial statements of International Microcomputer Software, Inc., and Subsidiaries, and the Independent Auditors' Report issued thereon, are incorporated by reference in Part II, Item 7:

         Independent Auditors' Report for the years ended June 30, 2003, and
           2002
         Consolidated Balance Sheet at June 30, 2003
         Consolidated Statements of Operations for the years ended June 30, 2003 and 2002
         Consolidated Statements of Shareholders' Equity for the years ended
           June 30, 2003 and 2002
         Consolidated Statements of Cash Flows for the years ended June 30, 2003 and 2002
         Notes to Consolidated Financial Statements

2. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into this Report:

23       Consent of Grant Thornton LLP

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1     DCDC 15% Note

99.2     Consulting Agreement - Bruce Galloway

99.3     Amendment to Management Agreement - Paul Jakab

99.4     Asset Purchase Agreement - Upperspace

99.5     Amendment to Agreement for Assignment of Software - Human Concepts

99.6     Amendment  to  Software  License  and  Distribution  Agreement  - Human
         Concepts

(B) REPORTS ON FORM 8-K

         o On June 25, 2003, we filed a Form 8-K to disclose the details of the sale of our wholly owned subsidiary ArtToday to Jupitermedia Corporation.

         o On May 08, 2003, we filed a Form 8-K to disclose our financial results for the quarter ended March 31, 2003.

         o On May 02, 2003, we filed a Form 8-K to disclose the details of our settlement of the Imageline litigation.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES


(1) AUDIT FEES

Grant Thornton, LLP, our principal accountant, billed us audit fees in the aggregate amounts of $178,000 and $233,000 during Fiscal 2003 and 2002 respectively. These fees relate to the audit of our annual financial statements, to the review of our financial statements included in our quarterly reports on Forms 10-QSB and regulatory filings or engagements in the previous two fiscal years.

(2) AUDIT-RELATED FEES

Grant Thornton, LLP, our principal accountant, billed us audit-related fees in the aggregate amounts of $33,000 and $63,000 during Fiscal 2003 and 2002 respectively. These fees relate primarily to acquisition and asset sale activity.

(3)TAX FEES

Grant Thornton, LLP, our principal accountant, billed us tax fees in the aggregate amounts of $121,000 and $17,000 during Fiscal 2003 and 2002 respectively. These fees relate to preparation of our current and delinquent income tax filings and for tax advice and planning regarding mergers, acquisitions and disposition of assets.

(4) ALL OTHER FEES

No other fees were billed during the previous two fiscal years.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Novato, State of California on September 25, 2003.

INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.


By: /s/ MARTIN WADE III
    ------------------------------------------------------
    Martin Wade III
    Chief Executive Officer


By: /s/ WILLIAM J. BUSH
    ------------------------------------------------------
    William J. Bush
    Chief Financial Officer (Principal Accounting Officer)

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

Pursuant to the Requirement of the Securities Exchange Act of 1934, the following persons in the capacities and on September 25, 2003, have signed this report below.

By:      /s/ BRUCE GALLOWAY
         -------------------------------------------------
         Bruce Galloway
         Director & Chairman of the Board of Directors

By:      /s/ MARTIN WADE III
         -------------------------------------------------
         Martin Wade III
         Director

By:      /s/ DONALD PERLYN
         -------------------------------------------------
         Donald Perlyn
         Director

By:      /s/ EVAN BINN
         -------------------------------------------------
         Evan Binn
         Director

         By: /s/ ROBERT MAYER
         -------------------------------------------------
         Robert Mayer
         Director

         By: /s/ ROBERT S. FALCONE
         -------------------------------------------------
         Robert S. Falcone
         Director

By:      /s/ RICHARD J. BERMAN
         -------------------------------------------------
         Richard J. Berman
         Director

                                INDEX TO EXHIBITS


NUMBER   EXHIBIT TITLE                                                                                           PAGE
---------------------------------------------------------------------------------------------------------------------
23       Consent of Grant Thornton LLP                                                                             49
31.1     Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002        50
31.2     Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002        51
32.1     Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002        52
32.2     Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002        53
99.1     DCDC 15% Note                                                                                             54
99.2     Consulting Agreement - Bruce Galloway                                                                     57
99.3     Amendment to Management Agreement - Paul Jakab                                                            59
99.4     Asset Purchase Agreement - Upperspace                                                                     60
99.5     Amendment to Agreement for Assignment of Software - Human Concepts                                        70
99.6     Amendment to Software License and Distribution Agreement - Human Concepts                                 71