Form 10QSB
period 2003-09-30
INTERNATIONAL MICROCOMPUTER SOFTWARE INC /CA/
filed 2003-11-13
CIK 814929

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                   FORM 10-QSB


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the securities Exchange Act of 1934

         For the quarterly period ended September 30, 2003
                                        ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from:_____________ to_________________

                         Commission File Number 0-15949

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                   ------------------------------------------
              (Exact name of Small business issuer in its charter)


         CALIFORNIA                                94-2862863
------------------------------------      ------------------------------------
(State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

  75 ROWLAND WAY, NOVATO, CALIFORNIA                    94945
----------------------------------------         ----------------------
 (Address of principal executive offices)              (Zip code)

                                 (415) 878-4000
------------------------------------------------------------------------------
                            Issuer's telephone number


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                             --    --

As of November 10, 2003, 23,244,668 Shares of Issuer's common stock, no par value, were outstanding.

Transitional Small Business Disclosure Format: YES    NO  X
                                                  ---   ----

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES


                                Table of Contents




PART I - FINANCIAL INFORMATION                                                                                3


         ITEM1- CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                                                   3
                  CONDENSED CONSOLIDATED BALANCE SHEETS                                                       3
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)             4
                  CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY                                   5
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS                                             6
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                                        7
         ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS                                  12
         ITEM 3- CONTROLS AND PROCEDURES                                                                     19


PART II - OTHER INFORMATION                                                                                  19


         ITEM 1- LEGAL PROCEEDINGS                                                                           19
         ITEM 2- CHANGES IN SECURITIES                                                                       19
         ITEM 3- DEFAULTS UPON SENIOR SECURITIES                                                             19
         ITEM 4- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                         19
         ITEM 5- OTHER INFORMATION                                                                           19
         ITEM 6- EXHIBITS AND REPORTS ON FORM 8-K                                                            19


SIGNATURES                                                                                                   21




INDEX TO EXHIBITS:                                                                                           22



PART I - FINANCIAL INFORMATION


Item1- Condensed Consolidated Financial Statements

           INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

----------------------------------------------------------------------------------------------------------------------------------
                                                                                            (Unaudited)
                                                                                       ----------------------   ------------------
                                                                                        September 30, 2003        June 30, 2003
                                                                                       ----------------------   ------------------
ASSETS
 Current assets:
    Cash and cash equivalents                                                                         $6,729              $10,399
    Investment in marketable securities                                                                  148                   --
    Receivables,  less  allowances  for doubtful  accounts,  discounts  and returns of                   864                  734
    $586 and $445
    Note receivable from related party                                                                   350                   --
    Inventories                                                                                          332                  268
    Other current assets                                                                                 837                  240
                                                                                       ----------------------   ------------------
    Total current assets                                                                               9,260               11,641

 Fixed assets, net                                                                                       189                   85

 Intangible assets
    Capitalized software, net                                                                            633                   87
    Domain names, net                                                                                     72                    4
    Distribution rights, net                                                                              18                   36
    Capitalized customer lists                                                                           106                   --
    Goodwill                                                                                             579                  179
                                                                                       ----------------------   ------------------
    Total intangible assets                                                                            1,408                  306

Other assets
    Investment in securities                                                                           1,140                  998
    Assets related to discontinued operations                                                          1,300                1,300
                                                                                       ----------------------   ------------------
    Total other assets                                                                                 2,440                2,298

                                                                                       ======================   ==================
           Total assets                                                                               13,297              $14,330
                                                                                       ======================   ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
    Short term debt                                                                                      345                  304
    Trade accounts payable                                                                               924                  564
    Income tax payable                                                                                    --                  271
    Accrued and other liabilities                                                                        704                1,541
    Deferred revenue                                                                                     236                  305
                                                                                       ----------------------   ------------------
    Total current liabilities                                                                          2,209                2,985

 Liabilities related to discontinued operations                                                           84                   84
                                                                                       ----------------------   ------------------
 Total liabilities                                                                                     2,293                3,069

Shareholders' equity:
   Common  stock,  no  par  value;  300,000,000  authorized;  Issued  and  outstanding
   23,173,253                                                                                         35,693               35,546
   and 22,818,232 shares
   Accumulated deficit                                                                              (24,623)             (24,223)
   Accumulated other comprehensive loss                                                                 (66)                 (62)
                                                                                       ----------------------   ------------------
      Total shareholders' equity                                                                      11,004               11,261
                                                                                       ----------------------   ------------------

                                                                                       ======================   ==================
           Total liabilities and shareholders' equity                                                $13,297              $14,330
                                                                                       ======================   ==================

            See Notes to Condensed Consolidated Financial Statements

                                      INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE INCOME (LOSS)
                                               (In thousands, except per share amounts)
                                                              (Unaudited)

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                Three Months Ended September 30,
                                                                                                     2003              2002
                                                                                                     ----              ----

 Net revenues                                                                                            $1,732            $1,999
 Product costs                                                                                              578               507
                                                                                                ----------------  ----------------
  Gross margin                                                                                            1,154             1,492

 Costs and expenses:
    Sales and marketing                                                                                     689               690
    General and administrative                                                                              683               942
    Research and development                                                                                477               377
                                                                                                ----------------  ----------------
  Total operating expenses                                                                                1,849             2,009

                                                                                                ----------------  ----------------
 Operating loss                                                                                           (695)             (517)
                                                                                                ----------------  ----------------

 Other income and (expense):
    Interest and other, net                                                                                  80              (14)
    Unrealized gain on marketable securities                                                                130                --
    Gain on extinguishment of debt                                                                           81               178
                                                                                                ----------------  ----------------
 Loss before income tax                                                                                   (404)             (353)

 Income tax benefit                                                                                         (4)                --

                                                                                                ----------------  ----------------
Loss from continuing operations                                                                           (400)             (353)

Income from discontinued operations, net of income tax                                                       --               217

                                                                                                ----------------  ----------------
 Net loss                                                                                                ($400)            ($136)
                                                                                                ================  ================

Other comprehensive loss, net of tax:
    Foreign currency translation, net of tax                                                                (4)                 4
                                                                                                ----------------  ----------------
    Other comprehensive loss, net of tax                                                                 ($404)            ($132)
                                                                                                ================  ================

Basic earnings (loss) per share
         Net loss per share from continuing operations                                                  ($0.02)           ($0.02)
         Income from discontinued operations, net of income tax                                              --             $0.01
         Net loss per share                                                                             ($0.02)           ($0.01)
Diluted earnings (loss) per share
         Net loss per share from continuing operations                                                  ($0.02)           ($0.02)
         Income from discontinued operations, net of income tax                                              --             $0.01
         Net loss per share                                                                             ($0.02)           ($0.01)

Shares used in computing basic earnings (loss) per share information                                     22,934            22,789
Shares used in computing diluted earnings (loss) per share information                                   22,934            22,789
----------------------------------------------------------------------------------------------------------------------------------

            See Notes to Condensed Consolidated Financial Statements

                                      INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES
                                         CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                 Three Months ended September 30, 2003
                                                             (In thousands)
                                                              (Unaudited)

----------------------------------------------------------------------------------------------------------------------------------
                                                         Common Stock                                  Accumulated
                                                                                                          Other
                                                                                                      Comprehensive
                                                        Shares       Amount     Accumulated Deficit        Loss           Total
                                                  --------------------------------------------------------------------------------
Balance at June 30, 2003                                22,818       $35,546             ($24,223)           ($62)        $11,261
                                                  ================================================================================
Issuance of common stock related to:
    Warrants exercised                                     250            65                                                   65
    Stock options exercised                                105            61                                                   61

Issuance of warrants related to:
    Consulting services rendered                                           6                                                    6

Issuance of stock options related to:
    Consulting services rendered                                           2                                                    2

Variable accounting adjustment related to stock                           13                                                   13
options previously issued

Net loss                                                                                     (400)                          (400)

Foreign currency translation adjustment                                                                        (4)            (4)
                                                  --------------------------------------------------------------------------------
Balance at September 30, 2003                           23,173       $35,693             ($24,623)           ($66)        $11,004
                                                  ================================================================================

            See Notes to Condensed Consolidated Financial Statements


                                      INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES
                                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (In thousands)
                                                              (Unaudited)

----------------------------------------------------------------------------------------------------------------------------------
                                                                                          Three Months Ended September 30,
                                                                                    ----------------------------------------------
                                                                                            2003                     2002
                                                                                    ---------------------    ---------------------

Cash flows from operating activities:
Net cash used by operating activities                                                           ($2,024)                   ($870)
                                                                                    ---------------------    ---------------------

Cash flows from investing activities:
Acquisition of product line                                                                        (950)                       --
Loan to related party                                                                              (350)                       --
Investment in marketable securities                                                                (160)                       --
Purchase of equipment and furniture                                                                 (84)                      (8)
Purchase of software                                                                                  --                      (8)
Cash used by discontinued operations in investing activities                                          --                     (16)
                                                                                    ---------------------    ---------------------
Net cash used by investing activities                                                            (1,544)                     (32)
                                                                                    ---------------------    ---------------------

Cash flows from financing activities:
Settlement of note payable (Imageline)                                                             (160)                       --
       Note borrowings                                                                                --                       58
       Note repayments                                                                              (64)                    (209)
Warrants exercised                                                                                    65                       --
Options exercised                                                                                     61                       --
Repayment of capital lease obligations                                                                --                     (37)
Cash used by discontinued operations in financing activities                                          --                     (60)
                                                                                    ---------------------    ---------------------
Net cash used by financing activities                                                               (98)                    (248)
                                                                                    ---------------------    ---------------------

Effect of exchange rate change on cash and cash equivalents                                          (4)                        4
Net decrease in cash and cash equivalents                                                        (3,670)                  (1,146)
Cash and cash equivalents at beginning of period                                                  10,399                    2,455
                                                                                    ---------------------    ---------------------
Cash and cash equivalents at end of the period                                                    $6,729                   $1,309
                                                                                    ---------------------    ---------------------

            See Notes to Condensed Consolidated Financial Statements

           INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation

The interim condensed consolidated financial statements have been prepared from the records of International Microcomputer Software, Inc. and Subsidiaries ("IMSI") without audit. All significant inter-company balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments, which consist of only normal recurring adjustments, to present fairly the financial position at September 30, 2003 and the results of operations and cash flows for the three months ended September 30, 2003 and 2002, have been made. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003. The results of operations for the three months ended September 30, 2003 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

2.       Discontinued Operations

As previously disclosed in our annual report on Form 10-KSB for the fiscal year ended June 30, 2003, we sold ArtToday, Inc ("ArtToday"), our wholly owned subsidiary based in Arizona, to Jupitermedia Corporation ("Jupiter") in June 2003. Under Generally Accepted Accounting Principles ("GAAP") in the United States, ArtToday's operating results for the period ended September 30, 2002, have been accounted for as discontinued operations.

3.       Product Line and other Acquisitions

         DesignCAD

On July 28, 2003, we entered into an agreement to purchase the tangible and intangible assets of Upperspace Corporation ("Upperspace"), an Oklahoma corporation, constituting its DesignCAD line of products, several learning aids, and various smaller design programs.

The purchase price included the following consideration:


o $700,000 cash (of which $100,000 is being held in an escrow account for a period of twelve months)
o $300,000, 5% simple interest, promissory note payable 12 months from the date of closing
o An earn-out based on net revenue that could result in an additional $300,000 during the next three fiscal years
o A license pursuant to which Upperspace shall act for a period as the exclusive distributor of the purchased products to retail outlets, and a non-exclusive reseller of the product through direct sales channels such as the internet, email, telephone and fax.

         CADalog

On September 12, 2003, we acquired from CADalog, Inc, CADalog.com, a network of websites that offers one of the largest mechanical parts symbols libraries on-line and allows members access to over 8 million 2D and 3D hardware component symbols. The acquisition also included the purchase of CADalog, Inc.'s Partsxl.com, Partswork.com and 3DModelsharing.com websites. This acquisition gives us the opportunity to sell additional CAD content and software plug-ins. The total consideration for the acquisition was $295,000. A payment of $250,000 was made on September 19, 2003 and the remaining $45,000 will be held in an escrow account with $15,000 to be released to the seller ninety days after the closing date, and the remaining $30,000 to be released after a period of twelve months. The escrow balance of $45,000 was fully funded on October 8, 2003.

4.       Note Payable to Imageline

On July 7, 2003, we repaid the note payable to Imageline in the amount of $160,000 representing the final payment in connection with our mutual settlement as previously disclosed in our annual report on Form 10-KSB for the fiscal year ended June 30, 2003.

5.       Note Receivable from Related Party - DCDC 15% Note

On September 18, 2003, we entered into a 15% one-year note with Digital Creative Development Corporation ("DCDC") whereby we extended a loan to DCDC in the amount of $350,000. The note is due, with interest, on September 18, 2004. The note is secured by 400,000 shares of IMSI's stock held by DCDC. The agreement also calls for DCDC not to sell any other IMSI common stock which it holds, with the exception of private sales of IMSI common stock, until February 15, 2004.

Concurrent with this note, DCDC repaid the entire principal portion of a $50,000 note, made in favor of IMSI on February 25, 2003. That note, due on February 25, 2004, was unsecured and carried a 4% interest rate. This note had been previously recorded as a fully reserved receivable as it was unsecured. The reversal of the reserve upon the repayment of this note was consequently accounted for as other income during the quarter ended September 30, 2003. The interest payable, amounting to $1,162, is still outstanding as of the filing and is due and payable on February 18, 2004.

6.       Segment Information

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

The following table details segment information (in thousands). The foreign segment refers to the operations of our German and Australian wholly owned subsidiaries, IMSI GmbH and IMSI Australia PTY Ltd.

----------------------------------------------------------------------------------------------------------------------------------
        Quarter Ended September 30, 2003          Keynomics      North America     Other Foreign     Eliminations       Total
----------------------------------------------------------------------------------------------------------------------------------

   Net Revenues                                           $159             $1,412              $161              $--       $1,732
   Operating income (loss)                               (143)              (545)               (7)               --        (695)
   Identifiable assets                                     164             13,889               349          (1,105)       13,297

----------------------------------------------------------------------------------------------------------------------------------
        Quarter Ended September 30, 2002
----------------------------------------------------------------------------------------------------------------------------------

   Net Revenues                                           $177             $1,661              $161              $--       $1,999
   Operating income (loss)                                (66)              (470)                19               --        (517)
   Identifiable assets                                     476              6,217               746          (1,356)        6,083
----------------------------------------------------------------------------------------------------------------------------------

7.     Net Loss per Share

Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of stock options and warrants (using the treasury stock method). Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive.

The following table sets forth the computation of basic and diluted earnings
(loss) per share:

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                       Three months ended
                                                                                              -------------------------------------
                                                                                                September 30,        September 30,
                                                                                                     2003                2002
                                                                                              ------------------ ------------------
                                          Numerator:

Net loss                                                                                              ($399,841)        ($136,144)

                                                                                                       (399,841)
Numerator for basic loss per share -  loss available to common stockholders                                              (136,144)

Numerator for diluted loss per share - loss available to common stockholders                           (399,841)
after assumed conversions                                                                                                (136,144)

Denominator:

Denominator for basic loss per share - weighted average shares outstanding                           22,933,812        22,788,899

Effect of dilutive securities using the treasury stock method as at September
30, 2003:
5,996,571 Warrants Outstanding                                                                               --                --
2,096,188 Stock Options Outstanding                                                                          --                --

Effect of dilutive securities using the treasury stock method as at September
30, 2002:
7,366,577 Warrants Outstanding                                                                               --                --
2,081,301 Stock Options Outstanding                                                                          --                --

Dilutive potential common shares                                                                             --                --

Denominator for diluted loss per share -  adjusted weighted average shares and assumed               22,933,812        22,788,899
conversion

Basic loss per share                                                                                     ($0.02)           ($0.01)

Diluted loss per share                                                                                   ($0.02)           ($0.01)
-----------------------------------------------------------------------------------------------------------------------------------

8.       Stock Based Awards

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

We account for stock-based compensation plans in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost is recognized in the financial statements for employee stock arrangements when grants are made at fair market value. The Company has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock Based Compensation".

Under variable plan accounting, we recognize a charge equal to the per share change in the share value until the underlying options expire or are exercised. During the quarters ended September 30, 2003 and 2002, we recognized $12,735 and ($5,947) respectively related to variable awards.

Had compensation cost for the stock-based compensation plans been determined based upon the fair value at grant dates for awards under those plans consistent with the method prescribed by SFAS 123, net income would have been reduced to the pro forma amounts indicated below:

----------------------------------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)                                                       Three Months Ended September 30,
----------------------------------------                                                       --------------------------------
                                                                                                  2003                   2002
                                                                                                  ----                   ----

  Net loss, as reported                                                                              ($400)                ($136)
    Intrinsic compensation charge recorded under APB 25                                                   8                   482
    Pro Forma compensation charge under SAS 123                                                       (252)                 (609)
-----------------------------------------------------------------------------------  ----------------------- ---------------------
  Pro Forma net loss                                                                                 ($644)                ($263)
  Net loss Per Share:
         Basic--as reported                                                                          ($0.02)               ($0.01)
         Basic--pro forma                                                                            ($0.03)               ($0.01)

         Diluted--as reported                                                                        ($0.02)               ($0.01)
         Diluted--pro forma                                                                          ($0.03)               ($0.01)
----------------------------------------------------------------------------------------------------------------------------------

The fair value of each option granted was estimated on the date of the grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                    Quarter Ended September 30,
                                                                                                      2003              2002
                                                                                                      ----              ----
Risk-free interest rates                                                                                    N/A             1.65%
Expected dividend yields                                                                                    N/A                --
Expected volatility                                                                                         N/A              142%
Expected option life (in years)                                                                             N/A                 5
----------------------------------------------------------------------------------------------------------------------------------

          The weighted average fair value as of the grant date for grants made in the quarters ended September 30, 2003 and 2002 were $0 and $127,000 respectively.

9.       New Accounting Standards

Accounting for Revenue Arrangements with Multiple Deliverables
 In November 2002, the EITF reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Issue 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of Issue 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We do not believe that the adoption of Issue 00-21 will have a material effect on our consolidated financial position, results of operations or cash flows.

Amendment of Statement 133 on Derivative Instruments and Hedging Activities
 On April 30, 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. Statement 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to Statement 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. In addition, Statement 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives. Statement 149 is effective for contracts entered into or modified after June 30, 2003. At September 30, 2003, we do not hold any derivative instruments. We do not believe the adoption of Statement 149 will have a material effect on our consolidated financial position, results of operations or cash flows.

Financial Instruments with Characteristics of Both Liabilities and Equity
 On May 15, 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Statement 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Statement 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatory redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. Statement 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments as of July 1, 2003. We adopted Statement 150 on July 1, 2003 and do not believe the effect of adopting this statement will have a material impact on our financial position, results of operations or cash flows.

10.      Goodwill

Total goodwill at September 30, 2003 related to the acquisitions of Keynomics and DesignCAD was $579,000. In accordance with SFAS No. 142, Goodwill and Intangible Assets, we will assess the underlying goodwill for impairment annually or more frequently if circumstances indicate impairment.

11.      Subsequent Events

CADKEY Acquisition Termination

On October 27, 2003, we terminated our bid to acquire substantially all of the assets of CADKEY Corporation ("CADKEY") a Massachusetts corporation through an auction sale. CADKEY was acquired by Kubotek Corporation of Japan when we decided not to increase our initial bid of $2,500,000 based on our evaluation of CADKEY's recent performance and the potential for future litigation. As a result of the termination, we will receive a break up fee of $45,000 and expect to be reimbursed for $225,000 of professional fees advanced to CADKEY.

As previously disclosed, on August 22, 2003, we entered into an agreement with CADKEY to purchase substantially all of its assets. The proposed purchase price was $2,500,000 and the assumption of CADKEY customer obligations. The acquisition was conditioned upon court approval pursuant to Section 363 of the U.S. Bankruptcy Code after CADKEY filed a voluntary petition under Chapter 11 of the Bankruptcy Code on August 22, 2003 in the U.S. Bankruptcy Court in Worcester, Massachusetts.

CADsymbols Acquisition

On October 27, 2003, we entered into an asset license and purchase agreement with Cardiff Consultants, Limited, a New York corporation ("Cardiff"), whereby Cardiff granted to us the exclusive, non-transferable right to use the domain names and trademark cadsymbols.com and cadsymbols.net until September 30, 2006, at which date Cardiff is to assign the domain names and trademark to us. The total consideration for the acquisition ($845,000) is comprised of the following:

o Three Hundred Thirty-Five Thousand Dollars ($335,000) upon the execution of the agreement;
o        One Hundred Fifty-Five Thousand Dollars ($155,000) on January 15, 2004;
o        One Hundred Thousand Dollars ($100,000) on July 31, 2004;
o Royalty payments to Cardiff equal to Two percent (2.00%) of the net revenues generated from sales from the websites, in the minimum amounts and according to the following schedule:

         o For the period from the execution of the agreement through September 30, 2004: Fifty Thousand Dollars ($50,000);
         o        For the period of October 1, 2004 through September 30, 2005:
                  Eighty Thousand Dollars ($80,000);
         o        For the period of October 1, 2005 through September 30, 2006:
                  One Hundred Twenty-Five Thousand Dollars ($125,000).

In addition, we granted to Cardiff a warrant to purchase Twenty-Five Thousand (25,000) shares of IMSI's common stock at any time within the three year period following the execution of the agreement at $1.14 per share.

Upon the execution of the agreement, Cardiff deposited in an escrow account the assignment agreement of each domain name, and the assignment agreement of the trademark. The escrow agreement calls for release of the assignment documents to us on September 30, 2006 subject to the cumulative payment to Cardiff of all amounts due.

CADsymbol Acquisition

On November 6, 2003, we entered into an asset purchase agreement with Assisto GmbH ("Assisto"), a German company, whereby we acquired title and interest in certain tangible and intangible assets of Assisto including the CAD Symbol content and custom developed software and all related assets including inventory, web sites and domain names.

The total purchase price ((euro)285,000) will be paid according to the following schedule:

o        (euro)$143,000 at closing;
o The remaining(euro)$142,000 of the purchase price will be held in the escrow account, and released as follows:

         o Five payments of (euro)25,000.00 each to be paid to the Assisto 90, 180, 270, 360, and 450 days after the date of closing;
         o (euro)17,000 held in the account for a period of twelve months from the closing to be used to fund any indemnity claims should they arise.

In addition, we granted to Ane Gyldholm and Michael Heckmann, principals of Assisto, warrants, each to purchase Twenty Thousand (20,000) shares of IMSI's common stock at any time within the three year period following the closing at an exercise price equal to the price of IMSI's common stock as of the closing date.


Item 2- Management's Discussion and Analysis or Plan of Operations

The following information should be read in conjunction with the consolidated financial statements and the notes thereto and in conjunction with Management's Discussion and Analysis or Plan of Operations in our Fiscal 2003 Form 10-KSB. This quarterly report on Form 10-QSB, and in particular this "Management's Discussion and Analysis or Plan of Operations," may contain forward-looking statements regarding future events or our future performance. These future events and future performance involve certain risks and uncertainties including those discussed in the "Other Factors That May Affect Future Operating Results" section of this Form 10-QSB, as well as in our Fiscal 2003 Form 10-KSB, as filed with the Securities and Exchange Commission ("SEC"). Actual events or our actual future results may differ materially from any forward-looking statements due to such risks and uncertainties. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. This analysis is not intended to serve as a basis for projection of future events.

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

Inventories

Inventories are valued at the lower of cost or market and are accounted for on the first-in, first-out basis. Management performs periodic assessments to determine the existence of obsolete, slow moving and non-salable inventories, and records necessary provisions to reduce such inventories to net realizable value. As of September 30, 2003, approximately $40,000 of our inventory was held by certain of our distributors under consignment arrangements.

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

Recent Events

DesignCAD Product Line Acquisition

On July 28, 2003, we entered into an agreement to purchase the tangible and intangible assets of Upperspace Corporation, an Oklahoma corporation, constituting its DesignCAD line of products, several learning aids, and various smaller design programs.

The purchase price included the following consideration:

o $700,000 cash (of which $100,000 to be held in escrow for a period of 12 months);

o $300,000, 5% simple interest, promissory note payable 12 months from the date of closing;
o An earn-out based on net revenue that could result in an additional $300,000 during the next three fiscal years;
o A license pursuant to which Upperspace shall act for a period as the exclusive distributor of the purchased products to retail outlets, and a non-exclusive reseller of the product through direct sales channels such as the internet, email, telephone and fax.

CADalog Acquisition

On September 12, 2003, we acquired from CADalog, Inc, CADalog.com, a network of websites that offers one of the largest mechanical parts symbols libraries on-line and allows members access to over 8 million 2D and 3D hardware component symbols. The acquisition also included the purchase of CADalog, Inc.'s Partsxl.com, Partswork.com and 3DModelsharing.com websites. This acquisition gives us the opportunity to sell additional CAD content and software plug-ins. The total consideration for the acquisition was $295,000. A payment of $250,000 was made on September 19, 2003 and the remaining $45,000 will be held in an escrow account with $15,000 to be released to the seller ninety days after the closing date, and the remaining $30,000 to be released after a period of twelve months. The escrow balance of $45,000 was fully funded on October 8, 2003.

Results of Operations

The following table sets forth our results of operations for the three months ended September 30, 2003 and 2002 in absolute dollars and as a percentage of net revenues. It also details the changes from the prior fiscal year in absolute dollars and in percentages. On June 30, 2003, we sold ArtToday, our wholly owned subsidiary based in Arizona, to Jupitermedia Corporation. Under Generally Accepted Accounting Principles in the United States, ArtToday's operating results for the period ended September 30, 2002, have been accounted for as discontinued operations.

                                                             Fiscal Quarter ended September 30,
                                                             ------------------------------------------    ----------------------
                                                                                                               $ Change from
                                                                                                               previous year
                                                                                                           ----------------------
                                                                    2003                   2002
                                                             --------------------    ------------------
                                                                  $      As % of         $       As %       $ Increase      %
                                                                          sales                  of             /
                                                                                                sales       (Decrease)
                                                             ---------- ---------    --------- --------    ------------ ---------
Net revenues                                                   $ 1,732      100%      $           100%        $  (267)      -13%
                                                                                        1,999

Product cost                                                       578       33%          507      25%              71       14%
--------------------------------------------------------     ---------- ---------    --------- --------    ------------ ---------
Gross margin                                                     1,154       67%        1,492      75%           (338)      -23%

Operating expenses

Sales & marketing                                                  689       40%          690      35%             (1)        0%

General & administrative                                           683       39%          942      47%           (259)      -27%

Research & development                                             477       28%          378      19%             100       26%
--------------------------------------------------------     ---------- ---------    --------- --------    ------------ ---------
Total operating expenses                                         1,849      107%        2,009     101%           (160)       -8%

--------------------------------------------------------     ---------- ---------    --------- --------    ------------ ---------

Operating loss                                                    (695)     -40%         (517)    -26%            (178)      34%
--------------------------------------------------------     ---------- ---------    --------- --------    ------------ ---------

Other Income (expenses)

Interest and other, net                                             80        5%         (14)      -1%              94     -690%

Unrealized gain on marketable securities                           130        8%            --      --             130      100%

Gain on extinguishment of debt                                      81        5%          178       9%             (97)     -54%
--------------------------------------------------------     ---------- ---------    --------- --------    ------------ ---------
Total other income (expenses)                                      291       17%          164       8%             127       77%

--------------------------------------------------------     ---------- ---------    --------- --------    ------------ ---------
loss before income tax                                            (404)     -23%         (353)    -18%             (51)      14%

--------------------------------------------------------     ---------- ---------    --------- --------    ------------ ---------

Income tax benefit                                                 (4)        0%            --      --              (4)     100%

--------------------------------------------------------     ---------- ---------    --------- --------    ------------ ---------
loss from continuing operations                                   (400)     -23%         (353)    -18%             (47)      13%

--------------------------------------------------------     ---------- ---------    --------- --------    ------------ ---------

Income from discontinued operations, net of income tax               --                   217      11%            (217)    -100%

--------------------------------------------------------     ---------- ---------    --------- --------    ------------ ---------
Net Loss                                                       $  (400)     -23%       $ (136)     -7%         $  (264)     194%
--------------------------------------------------------     ---------- ---------    --------- --------    ------------ ---------

Net Revenues

Net revenues of each of our principal product categories in dollars and as a percentage of total net revenues for the three months ended September 30, 2003 and 2002 are summarized in the following table (in thousands except for percentage amounts):

                                                                       Fiscal Quarter Ended September 30,
                                                ----------------------------------------------------------------------------------
                                                        2003                       2002
                                                ----------------------    -----------------------
                                                    $           %              $           %           $ Change       % change
                                                ----------- ----------    ------------ ----------    -------------- --------------
 Precision Design                                   $  664        38%          $  967        48%          $  (303)           -31%

 Business Applications and Other                     1,068        62%           1,032        52%                36             4%
---------------------------------------------   ----------- ----------    ------------ ----------    -------------- --------------
 Net Revenues                                      $ 1,732       100%         $ 1,999       100%          $  (267)           -13%
---------------------------------------------   ----------- ----------    ------------ ----------    -------------- --------------

Sales of our flagship product, TurboCAD(R), decreased in the three months ended September 30, 2003 as compared to the same reporting periods in the previous fiscal year, resulting in an overall decrease in revenues in the precision design category. The introduction of the "DesignCAD" line of products during the first quarter of fiscal 2004 and the slight increase in the sales of FloorPlan slightly offset the overall decrease in sales in the precision design category as compared to the same period from the previous fiscal year.

Overall revenues in the business applications and other category increased slightly during the three months ended September 30, 2003 as compared to the same periods of the previous fiscal year. Revenues from Keynomics, our productivity software subsidiary are included in this category and amounted to $160,000 during the quarter ended September 30, 2003 as compared to $177,000 in the comparable quarter from the previous fiscal year. The introduction of new titles during this quarter (PhotoObject) in addition to the release of newer version of our existing products (EasyLanguage and Net Accelerator) offset the decline in sales of other products comprising this segment.

Internationally, we distribute our products through our wholly owned German and Australian subsidiaries and republishing partners in Europe and Asia. During the previous fiscal year, we stopped the liquidation of our German subsidiary with a petition to the German Court, which allowed us to utilize the wholly owned subsidiary to sell directly into the European Union. Total net sales from our German sub accounted for $183,000 during the quarter ended September 30, 2003. The following table details the revenue breakdown between the domestic and international markets for the periods indicated.

---------------------------------    ----------------------------------------------------------------------------------------------
                                                                       Quarter ended September 30,
                                     ----------------------------------------------------------------------------------------------
                                               2003                         2002
                                     ------------------------     ------------------------
                                           $           %                $           %               $ Change          % change
                                     ------------ -----------     ------------ -----------     ----------------- ------------------
Domestic sales                             $1,324         76%           $1,685         84%                ($361)               -21%
International sales                           408         24%              314         16%                    94                30%
---------------------------------    ------------ -----------     ------------ -----------     ----------------- ------------------
 Net Revenues                              $1,732        100%           $1,999        100%                 (267)               -13%
---------------------------------    ------------ -----------     ------------ -----------     ----------------- ------------------

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

Our international revenues may be affected by the risks customarily associated with international operations, including fluctuations of the U.S. dollar, increases in duty rates, exchange or price controls, longer collection cycles, government regulations, political instability and changes in international tax laws.

Reserve for Returns, Price Discounts and Rebates

During the first quarter of fiscal 2004 we provided $165,000 for returns and received actual returns of approximately $30,000. The return reserve balance as of September 30, 2003 of $514,000 is consistent with the level of our estimate of excess inventory in the channel.

Product Costs

Our product costs include the costs of CD-ROM duplication, printing of manuals, packaging and fulfillment, freight-in, freight out, license fees, royalties that we pay to third parties based on sales of published software and amortization of capitalized software acquisition and development costs. Costs associated with the return of products, such as refurbishment and the write down in value of returned goods are also included in product costs. The increase in product costs in absolute dollars and as a percentage of net revenues for the three months ended September 30, 2003 as compared to the same period from the previous fiscal year was primarily attributable to increased royalty expenses and to a change in product mix.

Gross Margin

During the quarter ended September 30, 2003, gross margin declined to 67% from 75% in the comparable quarter from the previous fiscal year. This decrease in gross margin is mainly attributable to additional royalty expenses, sales returns and provisions and a shift in our product mix towards the "business application and other" segment from the "precision design" segment.

Given the uncertain product lifecycle for some of our historically high margin products and depending on the success of newer versions launches, we may see our gross margin decline further in future reporting periods.

Sales and Marketing

Our sales and marketing expenses consist primarily of salaries and benefits of sales and marketing personnel, commissions, advertising, printing and direct mail expenses. Sales and marketing expenses during the quarter ended September 30, 2003 remained flat as compared to the same period from the previous fiscal year.

General and Administrative

Our general and administrative expenses consist primarily of salaries and benefits for employees in the legal, finance, accounting, human resources, information systems and operations departments, fees to our professional advisors, rent and other general operating costs.

The decrease in general and administrative expenses during the quarter ended September 30, 2003 as compared to the same quarter from the previous year was primarily due to the absence of amortization of the intrinsic value of warrants issued to Mr. Martin Wade III, our CEO, as part of his initial employment agreement during the previous fiscal year. These amortization charges totaled $260,000 during the quarter ended September 30, 2002. During the second quarter of fiscal 2003, we amended Mr. Wade's employment agreement whereby IMSI and Mr. Wade agreed to the full and complete cancellation of all outstanding warrants granted to Mr. Wade. Consequently, we reversed, during the second quarter of 2003, $432,000 of already incurred amortization expense of the intrinsic value of warrants issued to Mr. Wade but were unvested.

Research and Development

Our research and development expenses consist primarily of salaries and benefits for research and development employees and payments to independent contractors. The increase in research and development expenses in the three months ended September 30, 2003 as compared to the same period from the previous fiscal year resulted mainly from increased personnel costs.

Interest and Other, Net

Interest and other expenses, net, include interest and penalties on debt instruments, foreign currency transaction gains and losses, and other non-recurring items. The following table summarizes the components of interest and other, net for the three-month period ended September 30, 2003 and 2002:

----------------------------------------------------------------     ---------------------------------   -------------- ----------
                                                                      Quarter ended September 30,
                                                                     ---------------------------------
                                                                           2003              2002                 Change
                                                                     --------------     --------------   -------------------------
Interest & other expense, net
Interest expense                                                          $    (3)           $   (48)          $    45       -94%

Interest income                                                                 26                  6               20       314%

Foreign exchange gain (loss)                                                     6               (14)               20      -144%

Other income                                                                    51                 42                9        21%
----------------------------------------------------------------     --------------     --------------   -------------- ----------
Total                                                                      $    80           $   (14)          $    94      -690%
----------------------------------------------------------------     --------------     --------------   -------------- ----------

Unrealized gain on marketable securities

During the quarter ended September 30, 2003, we recorded a $130,000 gain on marketable securities when we marked to market value the composition of our portfolio. The following table summarizes the net gain on marketable securities:

----------------------------------------------------------------------------------    ------------------------------
                                          Description                                            Amount
Gain on Jupitermedia common stock                                                                          $142,500
Loss on professionally managed portfolio                                                                   (12,205)
----------------------------------------------------------------------------------    ------------------------------
Total                                                                                                      $130,295
----------------------------------------------------------------------------------    ------------------------------

Gain on extinguishment of debt

During the quarter ended September 30, 2003, we recognized a gain of $81,000 from the extinguishment of debt primarily relating to the settlement of liabilities related to assets under a capital lease.

During the fiscal quarter ended September 30, 2002, we recognized a gain of $178,000 from the extinguishment of debt representing the difference between the carrying balances and the settlement amounts payable to a variety of unsecured creditors. $84,000 was attributable to the extinguishment of debt owed to Baystar Capital, $10,000 to Broderbund and $84,000 to various other unsecured creditors.

Provision for Income Taxes

In the three months ended September 30, 2003, we recorded a tax benefit of $4,000 related to the refund of our estimated state income tax paid in prior fiscal years.

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

Income from Discontinued Operations

In June 2003, we sold ArtToday, our wholly owned subsidiary based in Arizona, to Jupitermedia Corporation. Under Generally Accepted Accounting Principles ("GAAP") in the United States, ArtToday's operating results for the period ended September 30, 2002, totaling $217,000 have been accounted for as discontinued operations.

Liquidity and Capital Resources

As of September 30, 2003, we had $6,729,000 in cash and cash equivalents. This represents a $3,670,000 decline from the $10,399,000 balance at June 30, 2003. Working capital at September 30, 2003 was $7,051,000. This represents a decline of $1,605,000 over the working capital at June 30, 2003 of $8,656,000.

Our operating activities used net cash of $2,024,000 during the three months ended September 30, 2003. This compares to net cash used from operations of $870,000 in the three months ended September 30, 2002. Our increased net loss, combined with payments we made relating to accrued taxes and accrued payroll expenses contributed to the increased usage of cash in the three months ended September 30, 2003 as compared to the same period from the previous fiscal year.

Our investing activities consumed net cash of $1,544,000 during the three months ended September 30, 2003, as compared to net cash used of $32,000 during the comparable period from the previous fiscal year. The cash was mainly used to acquire new product lines. We made payments of $700,000 relating to the acquisition of the DesignCAD product line and $250,000 relating to the Cadalog.com acquisition. During the quarter ended September 30, 2003, we invested $160,000 in marketable securities and we extended a $350,000 loan to DCDC as disclosed in note 5 to our condensed consolidated financial statements.

Our financing activities consumed net cash of $98,000 for the three-month period ended September 30, 2003. This compares to $248,000 of net cash used by financing activities during the comparable quarter from the previous fiscal year. As disclosed in note 4 to our consolidated financial statements, we paid $160,000 to Imageline on July 7, 2003, which represents the final payment in connection with our mutual settlement of previous infringements claims. This payment accounted for most of the cash used in our financing activities during the quarter ended September 30, 2003 and was in part offset by cash received from the exercise of warrants and options in the amounts of $65,000 and 61,000, respectively.

Historically, we have financed our working capital and capital expenditure requirements primarily from retained earnings, short-term and long-term notes and bank borrowings, capitalized leases and sales of common stock. To support future growth, we may seek additional equity and/or debt financing. However, we believe that we have sufficient funds to support our operations at least for the next twelve months, based on our current cash position and equity sources. If we are successful in improving our financial performance, we believe that we will be able to obtain any additional financing required at competitive terms. In addition, we will continue to engage in discussions with third parties concerning the sale or license of certain product lines and/or the sale or license of part of our assets.

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

Other Factors that May Affect Future Operating Results

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

Item 3- Controls and Procedures

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

PART II - OTHER INFORMATION


Item 1- Legal Proceedings

Not Applicable


Item 2- Changes in Securities

Not Applicable


Item 3- Defaults upon Senior Securities

Not Applicable


Item 4- Submission of Matters to a Vote of Security Holders

Not Applicable


Item 5- Other Information

Not Applicable


Item 6- Exhibits and Reports on Form 8-K

(a)      Exhibits and Financial Statements:

The following documents are filed as a part of this Report:

     Financial Statements

The following consolidated financial statements of International Microcomputer Software, Inc., and Subsidiaries are incorporated by reference in Part I, Item 1:

     Consolidated Balance Sheet at September 30, 2003 and June 30, 2003 Consolidated Statements of Operations for the interim periods ended September 30, 2003 and 2002
     Consolidated Statements of Shareholders' Equity for the interim period ended September 30, 2003
     Consolidated Statements of Cash Flows for the interim periods ended September 30, 2003 and 2002
     Notes to Consolidated Financial Statements

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

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          (b) Reports on Form 8-K

o On July 18, 2003, we filed a Form 8-K to disclose the details of the sale of our wholly owned subsidiary ArtToday to Jupitermedia Corporation.
o On August 26, 2003, we filed a Form 8-K to disclose our intention to purchase CADKEY pending bankruptcy court approval.
o On September 25, 2003 we filed a Form 8-K to announce our financial results for the fiscal year ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.


Date: November 13, 2003


By: /s/ Martin Wade, III
Martin Wade, III
Director & Chief Executive Officer


By:  /s/ William J. Bush
William J. Bush
Chief Financial Officer (Principal Accounting Officer)


INDEX TO EXHIBITS:

Number   Exhibit Title                                                                                           Page

31.1     Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002       23
31.2     Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002       24
32.1     Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002       25
32.2     Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002       26