Form 10QSB
period 2003-12-31
INTERNATIONAL MICROCOMPUTER SOFTWARE INC /CA/
filed 2004-02-11
CIK 814929

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the securities Exchange Act of 1934

                For the quarterly period ended DECEMBER 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from: _____ to _____

                         Commission File Number 0-15949

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
              (Exact name of Small business issuer in its charter)


                         CALIFORNIA                                             94-2862863
(State or other jurisdiction of incorporation or organization)      (I.R.S. Employer Identification No.)

       100 ROWLAND WAY, SUITE 300, NOVATO, CALIFORNIA                             94945
          (Address of principal executive offices)                              (Zip code)

                       (415) 878-4000
                 Issuer's telephone number


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO /_/

As of FEBRUARY 6, 2004, 23,447,368 Shares of Issuer's common stock, no par value, were outstanding.

Transitional Small Business Disclosure Format:                YES /_/   NO /X/

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                                         3

         ITEM1- CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                                            3
                  CONDENSED CONSOLIDATED BALANCE SHEETS                                                3
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)      4
                  CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY                            5
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS                                      6
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                                 7
         ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS              14
         ITEM 3- CONTROLS AND PROCEDURES                                                              26


PART II - OTHER INFORMATION                                                                           26

         ITEM 1- LEGAL PROCEEDINGS                                                                    26
         ITEM 2- CHANGES IN SECURITIES                                                                26
         ITEM 3- DEFAULTS UPON SENIOR SECURITIES                                                      26
         ITEM 4- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                  26
         ITEM 5- OTHER INFORMATION                                                                    27
         ITEM 6- EXHIBITS AND REPORTS ON FORM 8-K                                                     27


SIGNATURES                                                                                            29

INDEX TO EXHIBITS:                                                                                    30

                         PART I - FINANCIAL INFORMATION

ITEM1- CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                 (UNAUDITED)
                                                              -----------------    -------------
                                                              DECEMBER 31, 2003    JUNE 30, 2003
                                                              -----------------    -------------
ASSETS
 Current assets:
    Cash and cash equivalents                                      $  5,249         $ 10,399
    Investment in marketable securities                                 197               --
    Receivables,  less allowances for doubtful  accounts,
    discounts and returns of $630 and $445                            1,123              734
    Receivables, other (related to discontinued operations)           1,000               --
    Inventories                                                         512              268
    Other current assets                                                484              240
                                                                   --------         --------
    TOTAL CURRENT ASSETS                                              8,565           11,641

 FIXED ASSETS, NET                                                      271               85

 Intangible assets
    Capitalized software, net                                           778               87
    Domain names, net                                                 1,419                4
    Distribution rights, net                                             --               36
    Capitalized customer lists                                          128               --
    Goodwill                                                            608              179
                                                                   --------         --------
    TOTAL INTANGIBLE ASSETS                                           2,933              306

Other assets
    Note receivable from related party                                  350               --
    Investment in securities                                          1,138              998
    Assets related to discontinued operations                         1,300            1,300
                                                                   --------         --------
    TOTAL OTHER ASSETS                                                2,788            2,298

                                                                   ========         ========
           TOTAL ASSETS                                            $ 14,557         $ 14,330
                                                                   ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:
    Short-term debt                                                     786              304
    Trade accounts payable                                              871              564
    Income tax payable                                                   --              271
    Accrued and other liabilities                                       610            1,541
    Deferred revenue                                                    241              305
                                                                   --------         --------
    TOTAL CURRENT LIABILITIES                                         2,508            2,985

 Liabilities related to discontinued operations                          84               84
 Long-term debt and other obligations                                   181               --
                                                                   --------         --------
 TOTAL LIABILITIES                                                    2,773            3,069

Shareholders' equity:
   Common stock, no par value; 300,000,000 authorized;
   Issued and outstanding 23,347,368 and 22,818,232 shares           36,099           35,546
   Accumulated deficit                                              (24,221)         (24,223)
   Accumulated other comprehensive loss                                 (94)             (62)
                                                                   --------         --------
      TOTAL SHAREHOLDERS' EQUITY                                     11,784           11,261
                                                                   --------         --------
                                                                   ========         ========
           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $ 14,557         $ 14,330
                                                                   ========         ========

            See Notes to Condensed Consolidated Financial Statements

           INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                          THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                             DECEMBER 31,                       DECEMBER 31,
                                                                         2003             2002             2003             2002
                                                                       --------         --------         --------         --------
 Net revenues                                                          $  2,674         $  2,466         $  4,455         $  4,543
 Product costs                                                              793            1,075            1,371            1,582
                                                                       --------         --------         --------         --------
  GROSS MARGIN                                                            1,881            1,391            3,084            2,961

 Costs and expenses:
    Sales and marketing                                                   1,065              836            1,803            1,604
    General and administrative                                              991              499            1,675            1,442
    Research and development                                                531              445            1,007              822
                                                                       --------         --------         --------         --------
  TOTAL OPERATING EXPENSES                                                2,587            1,780            4,485            3,868
                                                                       --------         --------         --------         --------
 OPERATING LOSS                                                            (706)            (389)          (1,401)            (907)
                                                                       --------         --------         --------         --------

 Other income and (expense):
    Interest and other, net                                                  60             (127)             140             (182)
    Unrealized gain on marketable securities                                 47               --              177               --
    Gain on liquidation of foreign subsidiaries                              --               --               --               42
    Gain (loss) on extinguishment of debt                                    (5)             257               76              435
                                                                       --------         --------         --------         --------
LOSS BEFORE INCOME TAX                                                     (604)            (259)          (1,008)            (612)

 Income tax benefit                                                           6               --               10               --
                                                                       --------         --------         --------         --------
LOSS FROM CONTINUING OPERATIONS                                            (598)            (259)            (998)            (612)

Gain from the sale of discontinued operations                             1,000               --            1,000               --
Income from discontinued operations, net of income tax                       --              208               --              425
                                                                       --------         --------         --------         --------
 NET INCOME (LOSS)                                                     $    402         ($    51)        $      2         ($   187)
                                                                       ========         ========         ========         ========

Other comprehensive income (loss), net of tax:
    Foreign currency translation, net of tax                                (28)              (6)             (32)              (2)
                                                                       --------         --------         --------         --------
    OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX                      $    374         ($    57)        ($    30)        ($   189)
                                                                       ========         ========         ========         ========

BASIC EARNINGS (LOSS) PER SHARE
         Loss per share from continuing operations                     ($  0.02)        ($  0.01)        ($  0.04)        ($  0.03)
         Gain from the sale of discontinued operations                 $   0.04               --         $   0.04               --
         Income from discontinued operations, net of income tax              --         $   0.01               --         $   0.02
         Earnings  (loss) per share                                    $   0.02         $   0.00         $   0.00         ($  0.01)
DILUTED EARNINGS (LOSS) PER SHARE
         Loss per share from continuing operations                     ($  0.02)        ($  0.01)        ($  0.04)        ($  0.03)
         Gain from the sale of discontinued operations                 $   0.04               --         $   0.04               --
         Income from discontinued operations, net of income tax              --         $   0.01               --         $   0.02
         Earnings (loss) per share                                     $   0.02         $   0.00         $   0.00         ($  0.01)

Shares used in computing basic earnings (loss) per share                 23,268           22,792           23,223           22,792
information

Shares used in computing diluted earnings (loss) per share               23,268           22,792           23,223           22,792
information

            See Notes to Condensed Consolidated Financial Statements

           INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       Six Months ended December 31, 2003
                                 (In thousands)
                                   (Unaudited)

                                                          COMMON STOCK                                ACCUMULATED
                                                                                                         OTHER
                                                                                     ACCUMULATED      COMPREHENSIVE
                                                       SHARES       AMOUNT             DEFICIT             LOSS           TOTAL
                                                 --------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2003                               22,818       $35,546            ($24,223)           ($62)         $11,261
                                                 ================================================================================
Issuance of common stock related to:
    Warrants exercised                                    305            65                                                   65
    Stock options exercised                               124            71                                                   71
    Acquisitions                                          100            92                                                   92

Issuance of warrants related to:
    Consulting services rendered                                        248                                                  248
    Acquisitions                                                         59                                                   59

Issuance of stock options related to:
    Consulting services rendered                                          7                                                    7

Variable accounting adjustment related to stock                          11                                                   11
options previously issued

Net income                                                                                     2                               2

Comprehensive loss                                                                                          (32)            (32)
                                                 --------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2003                           23,347       $36,099            ($24,221)           ($94)         $11,784
                                                 ================================================================================

            See Notes to Condensed Consolidated Financial Statements

           INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                     SIX MONTHS ENDED DECEMBER 31,
                                                                     -----------------------------
                                                                         2003             2002
                                                                       --------         --------
Cash flows from operating activities:

NET CASH USED BY OPERATING ACTIVITIES                                  ($ 2,507)        ($   694)
                                                                       --------         --------

Cash flows from investing activities:
   Acquisition of product lines                                          (1,525)              --
   Acquisition of business                                                 (257)              --
   Loan to related party                                                   (350)              --
   Investment in marketable securities                                     (160)              --
   Purchase of equipment and furniture                                     (174)             (11)
   Purchase of software                                                     (13)             (14)
   Cash used by discontinued operations in investing activities              --             (154)
                                                                       --------         --------
NET CASH USED BY INVESTING ACTIVITIES                                    (2,479)            (179)
                                                                       --------         --------

Cash flows from financing activities:
   Settlement of note payable (Imageline)                                  (160)              --
   Note borrowings                                                           --              321
   Note repayments                                                         (109)            (558)
   Warrants exercised                                                        65               --
   Options exercised                                                         71               --
   Proceeds from issuance of common stock                                    --                1
   Repayment of capital lease obligations                                    --              (76)
   Cash used by discontinued operations in financing activities              --              (95)
                                                                       --------         --------
NET CASH USED BY FINANCING ACTIVITIES                                      (133)            (407)
                                                                       --------         --------

Effect of exchange rate change on cash and cash equivalents                 (31)              (2)
Net decrease in cash and cash equivalents                                (5,150)          (1,282)
Cash and cash equivalents at beginning of period                         10,399            2,455
                                                                       --------         --------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                         $  5,249         $  1,173
                                                                       --------         --------

            See Notes to Condensed Consolidated Financial Statements

           INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


      1. BASIS OF PRESENTATION

The interim condensed consolidated financial statements have been prepared from the records of International Microcomputer Software, Inc. and Subsidiaries ("IMSI") without audit. All significant inter-company balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments, which consist of only normal recurring adjustments, to present fairly the financial position at December 31, 2003 and the results of operations and cash flows for the three and six months ended December 31, 2003 and 2002, have been made. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003. The results of operations for the three and six months ended December 31, 2003 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

      2. DISCONTINUED OPERATIONS

As previously disclosed in our annual report on Form 10-KSB for the fiscal year ended June 30, 2003, we sold ArtToday, Inc ("ArtToday"), our wholly-owned subsidiary based in Arizona, to Jupitermedia Corporation ("Jupiter") in June 2003. Under Generally Accepted Accounting Principles ("GAAP") in the United States, ArtToday's operating results for the three and six months ended December 31, 2002, have been accounted for as discontinued operations.

Reclassifications have been made to the amounts reported in fiscal 2003 to conform to the current year presentation. The amounts reported for fiscal 2003 present the results of operations for ArtToday as discontinued operations due to the sale of ArtToday on June 30, 2003.

During the quarter ended December 31, 2003, we recorded a gain of $1.0 Million from the sale of discontinued operations representing the successful achievement of the first earnout from the sale of ArtToday. This earnout was contingent on ArtToday reaching certain revenue milestones. We have received confirmation from Jupiter that the full amount of the $1.0 Million earnout was earned and will be paid per the stock purchase agreement by February 14, 2004.

      3. RECLASSIFICATIONS

Effective for the quarter ended December 31, 2003, we revised our accounting treatment with regard to fees paid to our third party E-commerce solution provider, whereby we now record them as sales and marketing expenses as compared to our prior treatment of them as an offset to revenue. The effect of this reclassification, as of December 31, 2003, was to increase revenues and sales and marketing expense by $138,000 and $187,000 for the three and six months ended December 31, 2003. In order to conform our prior year's results to this revised presentation for the three and six months ended December 31, 2002, we have increased revenues and sales and marketing expense by $77,000 and $155,000, respectively.

      4. PRODUCT LINE AND OTHER ACQUISITIONS

PLANWORKS

On November 17, 2003, we acquired Planworks L.L.C. ("Planworks"), a leading online provider of house plans. Planworks operates the houseplanguys.com website that contains an extensive library of over 11,000 unique house plans and has more than 25,000 members. We also acquired ten other domain names which will be used to assist individuals and designers looking for house plans and related products, further strengthening the IMSI network of online design and content commerce sites. The total consideration for the acquisition included the following:

      o Cash: $275,000 of which $260,000 was paid upon closing with the remaining $15,000 balance to be held in an escrow account for a period of eight months.

      o 85,000 restricted shares of IMSI common stock priced as of the acquisition date or $1.16 per share.

CADSYMBOL ACQUISITION

On November 6, 2003, we entered into an asset purchase agreement with Assisto GmbH ("Assisto"), a German company, whereby we acquired title and interest in certain tangible and intangible assets of Assisto. The assets included certain CAD symbol content, custom developed software and all related assets including inventory, web sites and domain names.

The total purchase price of approximately $372,000 will be paid according to the following schedule:

      o     Approximately $172,000 at closing;

      o Approximately $200,000 to be held in escrow and released over the next fifteen months.

In addition, we granted to Ane Gyldholm and Michael Heckmann, principals of Assisto, warrants to each purchase twenty thousand (20,000) shares of IMSI's common stock at any time within the three year period following the closing at an exercise price of $1.21, which was the price of IMSI's common stock on the closing date.

CADSYMBOLS ACQUISITION

On October 27, 2003, we entered into an asset license and purchase agreement with Cardiff Consultants, Limited, a New York corporation ("Cardiff"), whereby we acquired from Cardiff the exclusive, non-transferable right to use the cadsymbols.com and cadsymbols.net domain names and trademarks until December 31, 2006, when Cardiff is to assign the domain names and trademark to us subject to our payment of all amounts due Cardiff. The total consideration for the acquisition ($845,000) is comprised of the following:

      o Three Hundred Thirty-Five Thousand Dollars ($335,000) upon the execution of the agreement;

      o Two Hundred Fifty-Five Thousand Dollars ($255,000) in two payments to be paid over the next nine months

      o Royalty payments to Cardiff equal to two percent (2.0%) of the net revenues, subject to certain minimums for the next three years based on sales generated by the websites.

In addition, we granted to Cardiff a warrant to purchase twenty-five thousand (25,000) shares of IMSI's common stock at any time within the three-year period following the execution of the agreement at $1.14 per share.

Upon the execution of the agreement, Cardiff deposited in an escrow account the assignment agreement of each domain name, and the assignment agreement of the trademark. The escrow agreement calls for release of the assignment documents to us on September 30, 2006 subject to the cumulative payment to Cardiff of all amounts due.

CADKEY ACQUISITION TERMINATION

As previously disclosed, on August 22, 2003, we entered into an agreement with CADKEY Corporation ("CADKEY") a Massachusetts corporation to purchase substantially all of its assets. The proposed purchase price was $2,500,000 and the assumption of CADKEY customer obligations. The acquisition was conditioned upon court approval pursuant to Section 363 of the U.S. Bankruptcy Code after CADKEY filed a voluntary petition under Chapter 11 of the Bankruptcy Code on August 22, 2003 in the U.S. Bankruptcy Court in Worcester, Massachusetts.

On October 27, 2003, we terminated our bid to acquire substantially all of the assets of CADKEY through an auction sale. As a result of the termination, we received a break up fee of $45,000 which was recorded as a reduction of legal expense and were reimbursed for $225,000 of professional fees advanced to CADKEY in addition to the $250,000 that was initially held in escrow. These amounts were initially recorded as short-term assets in the "Other current assets" account.

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

The table below documents the components of consideration paid for each acquisition completed in the three and six months ended December 31, 2003 detailed above and the allocation of that consideration to the tangible and intangible assets acquired.

---------------------------------------------------------- --------------- ------------------ --------------------- ---------------
                                            PLANWORKS        CADSYMBOL          CADSYMBOLS            CADALOG           DESIGN CAD
---------------------------------------------------------- --------------- ------------------ --------------------- ---------------
     DATE TRANSACTION CLOSED:            NOVEMBER 17, 2003 NOVEMBER 6, 2003   OCTOBER 27, 2003   SEPTEMBER 12, 2003   JULY 28, 2003
---------------------------------------------------------- --------------- ------------------ --------------------- ---------------
 CONSIDERATION
---------------------------------------------------------- --------------- ------------------ --------------------- ---------------
       Cash                                   $       260      $      171         $      335           $       250        $    600
---------------------------------------------------------- --------------- ------------------ --------------------- ---------------
       Less: Cash on hand                            (16)               -                  -                     -               -
---------------------------------------------------------- --------------- ------------------ --------------------- ---------------
       Escrow                                           -             170                  -                    45             100
---------------------------------------------------------- --------------- ------------------ --------------------- ---------------
       Stock                                           77               -                  -                     -               -
---------------------------------------------------------- --------------- ------------------ --------------------- ---------------
       Warrants                                         -              30                 18                     -               -
---------------------------------------------------------- --------------- ------------------ --------------------- ---------------
       Notes payable                                   14               -                474                     -             300
---------------------------------------------------------- --------------- ------------------ --------------------- ---------------
       Liabilities assumed                             23               -                  -                     -               -
---------------------------------------------------------- --------------- ------------------ --------------------- ---------------
       Transaction fees                                20               1                  3                     -               -
---------------------------------------------------------- --------------- ------------------ --------------------- ---------------
    TOTAL CONSIDERATION                       $       378      $      372         $      830           $       295       $   1,000
---------------------------------------------------------- --------------- ------------------ --------------------- ---------------

---------------------------------------------------------- --------------- ------------------ --------------------- ---------------
 ASSET ALLOCATION
---------------------------------------------------------- --------------- ------------------ --------------------- ---------------
    Tangible Assets
---------------------------------------------------------- --------------- ------------------ --------------------- ---------------
       Inventory                                        -               -                  -                     -              91
---------------------------------------------------------- --------------- ------------------ --------------------- ---------------
       Marketing materials                              -               -                  -                     -               2
---------------------------------------------------------- --------------- ------------------ --------------------- ---------------
       Prepaid expenses                                 1               -                  -                     -               -
---------------------------------------------------------- --------------- ------------------ --------------------- ---------------
       Computer hardware                                -              12                  -                     7              12
---------------------------------------------------------- --------------- ------------------ --------------------- ---------------
       Computer software                                -               -                  -                     -               9
---------------------------------------------------------- --------------- ------------------ --------------------- ---------------
    TOTAL TANGIBLE ASSETS                      $        1      $       12          $       -           $         7        $    114
---------------------------------------------------------- --------------- ------------------ --------------------- ---------------
    Intangible Assets
---------------------------------------------------------- --------------- ------------------ --------------------- ---------------
       Capitalized software / content                   -             180                  -                   268             323
---------------------------------------------------------- --------------- ------------------ --------------------- ---------------
       Websites and associated
         domain names                                 315             180                830                    20              50
---------------------------------------------------------- --------------- ------------------ --------------------- ---------------
       Customer list                                   33               -                  -                     -             113
---------------------------------------------------------- --------------- ------------------ --------------------- ---------------
       Goodwill                                        29               -                  -                     -             400
---------------------------------------------------------- --------------- ------------------ --------------------- ---------------
    TOTAL INTANGIBLE ASSETS                   $       377      $      360         $      830           $       288        $    886
---------------------------------------------------------- --------------- ------------------ --------------------- ---------------
---------------------------------------------------------- --------------- ------------------ --------------------- ---------------
    TOTAL ASSETS ALLOCATED                    $       378      $      372         $      830           $       295       $   1,000
---------------------------------------------------------- --------------- ------------------ --------------------- ---------------

      5. NOTE PAYABLE TO IMAGELINE

On July 7, 2003, we repaid the note payable to Imageline in the amount of $160,000 representing the final payment in connection with our mutual settlement as previously disclosed in our annual report on Form 10-KSB for the fiscal year ended June 30, 2003.

      6. NOTE RECEIVABLE FROM RELATED PARTY - DCDC 15% NOTE

On September 18, 2003, we entered into a 15% one-year note with Digital Creative Development Corporation ("DCDC") whereby we extended a loan to DCDC in the amount of $350,000. The note is due, with interest, on September 18, 2004. The note is secured by 400,000 shares of IMSI's stock held by DCDC. The agreement also calls for DCDC not to sell any other IMSI common stock which it holds, with the exception of private sales of IMSI common stock, prior to February 15, 2004.

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

      7. SEGMENT INFORMATION

We have three reportable operating segments based on the sales market. Two of these are geographic segments and generate revenues and incur expenses related to the sale of our PC productivity software. The third segment comprises the revenues and expenses related to Keynomics, our business applications subsidiary which provides ergonomic and keyboard training for worker-enhanced safety, productivity and ergonomic compliance improvements through its proprietary software system, "The KeySoft Performance System".

The following table details segment information (in thousands). The foreign segment refers to the operations of our German and Australian wholly owned subsidiaries, IMSI GmbH and IMSI Australia PTY Ltd.

--------------------------------------------------------------------------------------------------------------------------------
            QUARTER ENDED DECEMBER 31, 2003            KEYNOMICS     NORTH AMERICA     OTHER FOREIGN   ELIMINATIONS      TOTAL
--------------------------------------------------------------------------------------------------------------------------------
Net Revenues                                             $319              2,225               130              --        2,674
Operating income (loss)                                  (58)              (672)                24              --        (706)
Identifiable assets                                       223             15,575               374         (1,615)       14,557
--------------------------------------------------------------------------------------------------------------------------------
         QUARTER ENDED DECEMBER 31, 2002
--------------------------------------------------------------------------------------------------------------------------------
Net Revenues                                             $447            $1, 902              $117             $--       $2,466
Operating income (loss)                                    58              (400)              (47)              --        (389)
Identifiable assets                                       627              2,972               308              --        3,907
--------------------------------------------------------------------------------------------------------------------------------
         SIX MONTHS ENDED DECEMBER 31, 2003
--------------------------------------------------------------------------------------------------------------------------------
Net Revenues                                             $478             $3,685              $292             $--       $4,455
Operating income (loss)                                 (201)            (1,216)                16                      (1,401)
Identifiable assets                                       223             15,575               374         (1,615)       14,557
--------------------------------------------------------------------------------------------------------------------------------
         SIX MONTHS ENDED DECEMBER 31, 2002
--------------------------------------------------------------------------------------------------------------------------------
Net Revenues                                             $624             $3,641              $278             $--       $4,543
Operating loss                                            (8)              (870)              (29)              --        (907)
Identifiable assets                                       627              2,972               308              --        3,907
--------------------------------------------------------------------------------------------------------------------------------

      8. EARNINGS (LOSS) PER SHARE

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

The following table sets forth the computation of basic and diluted earnings
(loss) per share:

----------------------------------------------------------------------------------------------------------------------------------
                                                                          THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                    --------------------------------------------------------------
                                                                        DECEMBER 31,   DECEMBER 31,   DECEMBER 31,    DECEMBER 31,
                                                                            2003           2002           2003            2002
                                                                    --------------------------------------------------------------
         NUMERATOR:
Net income (loss)                                                              $402          ($51)             $2          ($187)

Numerator for basic earnings (loss) per share - income (loss)                  $402          ($51)             $2          ($187)
available to common stockholders

Numerator for diluted earnings (loss) per share - income (loss)                $402          ($51)             $2          ($187)
available to common stockholders after assumed conversions

         DENOMINATOR:

Denominator for basic earnings (loss) per share - weighted average       23,268,099     22,792,261     23,223,488      22,792,391
shares outstanding

Effect of dilutive securities using the treasury stock method as at December 31, 2003:
7,343,244 Warrants Outstanding                                                   --             --             --              --
2,058,644 Stock Options Outstanding                                              --             --             --              --

Effect of dilutive securities using the treasury stock method as at December 31, 2002:
5,366,577 Warrants Outstanding                                                   --             --             --              --
2,204,638 Stock Options Outstanding                                              --             --             --              --

Dilutive potential common shares                                                                --             --              --

Denominator for diluted earnings (loss) per share -  adjusted            23,268,099     22,792,261     23,223,488      22,792,391
weighted average shares and assumed conversion

BASIC EARNINGS (LOSS) PER SHARE                                               $0.02        ($0.00)          $0.00         ($0.01)
DILUTED EARNINGS (LOSS) PER SHARE                                             $0.02        ($0.00)          $0.00         ($0.01)
----------------------------------------------------------------------------------------------------------------------------------


      9. STOCK-BASED AWARDS

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

We account for stock-based compensation plans in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost is recognized in the financial statements for employee stock warrants and options when grants are made at an exercise price equal to the fair market value of the Company's stock. We have adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation".

Under variable plan accounting, we recognize a charge equal to the per share change in the share value until the underlying options expire or are exercised. During the three and six months ended December 31, 2003 we recognized charges of ($2,069) and $12,735 respectively related to variable awards. This compares to charges of $0 and ($5,947), respectively for the three and six months ended December 31, 2002.

Had compensation cost for the stock-based compensation plans been determined based upon the fair value at grant dates for awards under those plans consistent with the method prescribed by SFAS 123, net income would have been reduced to the pro forma amounts indicated below:

------------------------------------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)                         THREE MONTHS ENDED DECEMBER 31,      SIX MONTHS ENDED DECEMBER 31,
----------------------------------------                         -------------------------------      -----------------------------
                                                                     2003              2002              2003             2002
                                                                     ----              ----              ----             ----
  NET INCOME (LOSS), AS REPORTED                                      $402             ($51)                $2           ($187)
    Intrinsic compensation charge recorded under APB 25                247             (387)               254              95
    Pro Forma compensation charge under SAS 123                       (614)            (316)              (866)           (925)
------------------------------------------------------------------------------------------------------------------------------------
  PRO FORMA NET INCOME (LOSS)                                           35             (754)              (610)         (1,017)
  Pro Forma net income (loss) per share:
         Basic--as reported                                          $0.02           ($0.00)             $0.00          ($0.01)
         Basic--pro forma                                            $0.00           ($0.03)            ($0.03)         ($0.04)

         Diluted--as reported                                        $0.02           ($0.00)             $0.00          ($0.01)
         Diluted--pro forma                                          $0.00           ($0.03)            ($0.03)         ($0.04)
------------------------------------------------------------------------------------------------------------------------------------

The fair value of each option granted was estimated on the date of the grant using the Black-Scholes option-pricing model using the following weighted average assumptions:


-------------------------------------------------------------------------
                                            QUARTER ENDED DECEMBER 31,
                                            --------------------------
                                              2003              2002
                                              ----              ----
Risk-free interest rates                  2.36% - 4.18%            1.21%
Expected dividend yields                             --               --
Expected volatility                             101.11%          126.08%
Expected option life (in years)                  3 - 10           5 - 10
-------------------------------------------------------------------------

The weighted average fair value per option as of the grant date for grants made for both the three and six months ended December 31, 2003 was $0.85. This compares to $0.56 and $0.70, respectively for the three and six months ended December 31, 2002.

      10. NEW ACCOUNTING STANDARDS

ACCOUNTING FOR REVENUE ARRANGEMENTS WITH MULTIPLE DELIVERABLES In November 2002, the EITF reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Issue 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of Issue 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of Issue 00-21 did not have a material effect on our consolidated financial position, results of operations or cash flows.


AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES On April 30, 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. Statement 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to Statement 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. In addition, Statement 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives. Statement 149 is effective for contracts entered into or modified after June 30, 2003. At December 31, 2003, we do not hold any derivative instruments. The adoption of Statement 149 did not have an effect on our consolidated financial position, results of operations or cash flows.

FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY On May 15, 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Statement 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Statement 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatory redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. Statement 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments as of July 1, 2003. We adopted Statement 150 on July 1, 2003 and the effect of adopting this statement did not have an impact on our financial position, results of operations or cash flows.

      11. GOODWILL

Total goodwill at December 31, 2003 related to the acquisitions of Keynomics, DesignCAD and Planworks was $608,000. In accordance with SFAS No. 142, Goodwill and Intangible Assets, we will assess the underlying goodwill for impairment annually or more frequently if circumstances indicate impairment.

      12. SUBSEQUENT EVENTS (PROPOSED ACQUISITION OF ALADDIN SYSTEMS, INC.)

On January 21, 2004, we announced that we entered into a definitive agreement with Aladdin Systems Holdings, Inc. to acquire its wholly owned subsidiary, Aladdin Systems, Inc. ("Aladdin"), a developer and publisher of utility software solutions in the areas of information access, removal, recovery, security and distribution of information and data for the Windows(R), Linux(R) and Macintosh(R) platforms.

The proposed consideration, which was based upon an in-depth analysis of Aladdin's current and projected business results, comparable companies and similar transactions, is a combination of cash, stock and a convertible note with a aggregate value of approximately $8 million plus an earn-out that could result in an additional $2 million in payments during the next three years.

We will rely on our available cash balance upon closing to fund the initial cash payment component of this transaction.

The transaction is expected to close in March 2004 and is subject to customary closing conditions.

ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

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

INVENTORIES

Inventories are valued at the lower of cost or market and are accounted for on the first-in, first-out basis. Management performs periodic assessments to determine the existence of obsolete, slow moving and non-salable inventories, and records necessary provisions to reduce such inventories to net realizable value. As of December 31, 2003, distributors held approximately $61,000 of our inventory under consignment arrangements.

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

RECENT EVENTS

PLANWORKS

On November 17, 2003, we acquired Planworks, a leading online provider of house plans. Planworks operates the houseplanguys.com website that contains an extensive library of over 11,000 unique house plans and has more than 25,000 members. We also acquired ten other domain names which will be used to assist individuals and designers looking for house plans and related products, further strengthening the IMSI network of online design and content commerce sites. The total consideration for the acquisition included the following:

            o Cash: $275,000 of which $260,000 was paid upon closing with the remaining $15,000 balance to be held into an escrow account for a period of eight moths.

            o 85,000 restricted shares of IMSI common stock which were priced as of the acquisition date or $1.16 per share.

CADSYMBOL ACQUISITION

On November 6, 2003, we entered into an asset purchase agreement with Assisto, whereby we acquired title and interest in certain tangible and intangible assets of Assisto. The assets included certain CAD symbol content, custom developed software and all related assets including inventory, web sites and domain names.

The total purchase price of approximately $372,000 will be paid according to the following schedule:

      o     Approximately $172,000 at closing;

      o Approximately $200,000 to be held in escrow and released over the next fifteen months.

In addition, we granted to Ane Gyldholm and Michael Heckmann, principals of Assisto, warrants to each purchase twenty thousand (20,000) shares of IMSI's common stock at any time within the three year period following the closing at an exercise price of $1.21, which was the price of IMSI's common stock on the closing date.

CADSYMBOLS ACQUISITION

On October 27, 2003, we entered into an asset license and purchase agreement with Cardiff, whereby we acquired from Cardiff the exclusive, non-transferable right to use the cadsymbols.com and cadsymbols.net domain names and trademarks until December 31, 2006, when Cardiff is to assign the domain names and trademark to us subject to our payment of all amounts due Cardiff. The total consideration for the acquisition ($845,000) is comprised of the following:

      o Three Hundred Thirty-Five Thousand Dollars ($335,000) upon the execution of the agreement;

      o Two Hundred Fifty-Five Thousand Dollars ($255,000) in two payments to be paid over the next nine months

      o Royalty payments to Cardiff equal to two percent (2.0%) of the net revenues, subject to certain minimums for the next three years based on sales generated by the websites.

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

CADKEY ACQUISITION TERMINATION

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

On October 27, 2003, we terminated our bid to acquire substantially all of the assets of CADKEY through an auction sale. As a result of the termination, we received a break up fee of $45,000 which was recorded as a reduction of legal expense and were reimbursed for $225,000 of professional fees advanced to CADKEY in addition to the $250,000 that was initially held in escrow. These amounts were initially recorded as short-term assets in the "Other current assets" account.

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

DESIGNCAD

On July 28, 2003, we entered into an agreement to purchase the tangible and intangible assets of Upperspace corporation, constituting its DesignCAD line of products, several learning aids, and various smaller design programs.

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

The table below documents the components of consideration paid for each acquisition completed in the three and six months ended December 31, 2003 detailed above and the allocation of that consideration to the tangible and intangible assets acquired.

------------------------------------------------------------------------------------------------------------------------------------
                                      PLANWORKS         CADSYMBOL      CADSYMBOLS      CADALOG           DESIGN CAD      TOTAL
------------------------------------------------------------------------------------------------------------------------------------
                                      NOVEMBER           NOVEMBER      OCTOBER         SEPTEMBER          JULY
     DATE TRANSACTION CLOSED:         17, 2003           6, 2003       27, 2003        12, 2003          28, 2003
------------------------------------------------------------------------------------------------------------------------------------
 CONSIDERATION
------------------------------------------------------------------------------------------------------------------------------------
            Cash                      $    260           $    171      $    335        $    250          $    600      $  1,616
------------------------------------------------------------------------------------------------------------------------------------
            Less: Cash on hand             (16)                --            --              --                --           (16)
------------------------------------------------------------------------------------------------------------------------------------
            Escrow                          --                170            --              45               100           315
------------------------------------------------------------------------------------------------------------------------------------
            Stock                           77                 --            --              --                --            77
------------------------------------------------------------------------------------------------------------------------------------
            Warrants                        --                 30            18              --                --            48
------------------------------------------------------------------------------------------------------------------------------------
            Notes payable                   14                 --           474              --               300           788
------------------------------------------------------------------------------------------------------------------------------------
            Liabilities assumed             23                 --            --              --                --            23
------------------------------------------------------------------------------------------------------------------------------------
            Transaction fees                20                  1             3              --                --            24
------------------------------------------------------------------------------------------------------------------------------------
       TOTAL CONSIDERATION            $    378           $    372      $    830        $    295          $  1,000      $  2,875
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
 ASSET ALLOCATION
------------------------------------------------------------------------------------------------------------------------------------
       Tangible Assets
------------------------------------------------------------------------------------------------------------------------------------
            Inventory                       --                 --            --              --                91            91
------------------------------------------------------------------------------------------------------------------------------------
            Marketing materials             --                 --            --              --                 2             2
------------------------------------------------------------------------------------------------------------------------------------
            Prepaid expenses                 1                 --            --              --                --             1
------------------------------------------------------------------------------------------------------------------------------------
            Computer hardware               --                 12            --               7                12            31
------------------------------------------------------------------------------------------------------------------------------------
            Computer software               --                 --            --              --                 9             9
------------------------------------------------------------------------------------------------------------------------------------
       TOTAL TANGIBLE ASSETS          $      1           $     12      $     --        $      7          $    114      $    134
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
       INTANGIBLE ASSETS
------------------------------------------------------------------------------------------------------------------------------------
            Capitalized software /
             content                        --                180            --             268               323           771
------------------------------------------------------------------------------------------------------------------------------------
            Websites and associated
              domain names                 315                180           830              20                50         1,395
------------------------------------------------------------------------------------------------------------------------------------
            Customer list                   33                 --            --              --               113           146
------------------------------------------------------------------------------------------------------------------------------------
            Goodwill                        29                 --            --              --               400           429
------------------------------------------------------------------------------------------------------------------------------------
       TOTAL INTANGIBLE ASSETS        $    377           $    360      $    830        $    288          $    886      $  2,741
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
       TOTAL ASSETS ALLOCATED         $    378           $    372      $    830        $    295          $  1,000      $  2,875
------------------------------------------------------------------------------------------------------------------------------------

RESULTS OF OPERATIONS

The following table sets forth our results of operations for the three months ended December 31, 2003 and 2002 in absolute dollars and as a percentage of net revenues. It also details the changes from the prior fiscal year in absolute dollars and in percentages.

On June 30, 2003, we sold ArtToday, our wholly owned subsidiary based in Arizona to Jupiter. Under Generally Accepted Accounting Principles in the United States, ArtToday's operating results for all periods presented have been accounted for as discontinued operations.

                                                       THREE MONTHS ENDED DECEMBER 31,
                                                 -------------------------------------------   ---------------------
                                                                                                   $ CHANGE FROM
                                                                                                   PREVIOUS YEAR
                                                         2003                    2002
                                                 -------------------     -------------------
                                                             AS % OF                 AS % OF   $ INCREASE /
                                                    $         SALES         $         SALES     (DECREASE)      %
                                                 -------     -------     -------     -------   -----------   -------
Net revenues                                     $ 2,674         100%    $ 2,466         100%    $   208           8%
Product cost                                         793          30%      1,075          44%        282          26%
--------------------------------------------     -------     -------     -------     -------     -------     -------
         GROSS MARGIN                              1,881          70%      1,391          56%        490          35%

Operating expenses
 Sales & marketing                                 1,065          40%        836          34%        229          27%
 General & administrative                            991          37%        499          20%        492          99%
 Research & development                              531          20%        445          18%         86          19%
--------------------------------------------     -------     -------     -------     -------     -------     -------
         TOTAL OPERATING EXPENSES                  2,587          97%      1,780          72%        807          45%
--------------------------------------------     -------     -------     -------     -------     -------     -------
         OPERATING LOSS                             (706)        -26%       (389)        -16%       (317)         81%
--------------------------------------------     -------     -------     -------     -------     -------     -------
Other Income (expenses)
 Interest and other, net                              60           2%       (127)         -5%        187        -147%
 Unrealized gain on marketable securities             47           2%         --          --          47         100%
 Gain on liquidation of foreign subsidiaries          --          --          --          --          --          --
 Gain on extinguishment of debt                       (5)         --         257          10%       (262)       -102%
--------------------------------------------     -------     -------     -------     -------     -------     -------
         TOTAL OTHER INCOME (EXPENSES)               102           4%        130           5%        (28)        -22%
--------------------------------------------     -------     -------     -------     -------     -------     -------
 LOSS BEFORE INCOME TAX                             (604)        -23%       (259)        -11%       (345)        133%
--------------------------------------------     -------     -------     -------     -------     -------     -------
 Income tax benefit                                    6          --          --          --           6         100%
--------------------------------------------     -------     -------     -------     -------     -------     -------
 LOSS  FROM CONTINUING OPERATIONS                   (598)        -22%       (259)        -11%       (339)        131%
--------------------------------------------     -------     -------     -------     -------     -------     -------
Gain from the sale of discontinued operations      1,000          37%         --          --       1,000         100%
Income from discontinued operations, net of
  income tax                                          --          --         208           8%       (208)       -100%
--------------------------------------------     -------     -------     -------     -------     -------     -------
NET INCOME (LOSS)                                $   402          15%    $   (51)         -2%    $   453        -888%
--------------------------------------------     =======     =======     =======     =======     =======     =======


                                                        SIX MONTHS ENDED DECEMBER 31,
                                                 -------------------------------------------   ---------------------
                                                                                                   $ CHANGE FROM
                                                                                                   PREVIOUS YEAR
                                                         2003                    2002
                                                 -------------------     -------------------
                                                             AS % OF                 AS % OF   $ INCREASE /
                                                    $         SALES         $         SALES     (DECREASE)      %
                                                 -------     -------     -------     -------   -----------   -------
Net revenues                                     $ 4,455         100%    $ 4,543         100%    $   (88)         -2%
Product cost                                       1,371          31%      1,582          35%       (211)        -13%
-------------------------------------------      -------     -------     -------     -------     -------     -------
         GROSS MARGIN                              3,084          69%      2,961          65%        123           4%

Operating expenses
 Sales & marketing                                 1,803          40%      1,604          35%        199          12%
 General & administrative                          1,675          38%      1,442          32%        233          16%
 Research & development                            1,007          23%        822          18%        185          23%
-------------------------------------------      -------     -------     -------     -------     -------     -------
         TOTAL OPERATING EXPENSES                  4,485         101%      3,868          85%        617          16%
-------------------------------------------      -------     -------     -------     -------     -------     -------
         OPERATING LOSS                           (1,401)        -31%       (907)        -20%       (494)         54%
-------------------------------------------      -------     -------     -------     -------     -------     -------
Other Income (expenses)
 Interest and other, net                             140           3%       (182)         -4%        322        -177%
 Unrealized gain on marketable securities            177           4%         --          --         177         100%
 Gain on liquidation of foreign subsidiaries          --          --          42           1%        (42)       -100%
 Gain on extinguishment of debt                       76           2%        435          10%       (359)        -83%
-------------------------------------------      -------     -------     -------     -------     -------     -------
         TOTAL OTHER INCOME (EXPENSES)               393           9%        295           6%         98          33%
-------------------------------------------      -------     -------     -------     -------     -------     -------
 LOSS BEFORE INCOME TAX                           (1,008)        -23%       (612)        -13%       (396)         65%
-------------------------------------------      -------     -------     -------     -------     -------     -------
 Income tax benefit                                   10          --          --          --          10         100%
-------------------------------------------      -------     -------     -------     -------     -------     -------
 LOSS FROM CONTINUING OPERATIONS                    (998)        -22%       (612)        -13%       (386)         63%
-------------------------------------------      -------     -------     -------     -------     -------     -------
Gain from the sale of discontinued operations      1,000          22%         --          --       1,000         100%
Income from discontinued operations, net of
  income tax                                          --          --         425           9%       (425)       -100%
-------------------------------------------      -------     -------     -------     -------     -------     -------
NET INCOME (LOSS)                                $     2          --     $  (187)         -4%    $   189        -101%
-------------------------------------------      =======     =======     =======     =======     =======     =======

NET REVENUES

Net revenues of each of our principal product categories in dollars and as a percentage of total net revenues for the three and six months ended December 31, 2003 and 2002 are summarized in the following table (in thousands except for percentage amounts):


-------------------------------------------------------------------------------------------------
                                                       THREE MONTHS ENDED DECEMBER 31,
                             ----------------------------------------------------------------
                                   2003                    2002
                             -----------------      -----------------
                                $          %           $          %       $ CHANGE    % CHANGE
---------------------------- ------     ------      ------     ------      ------      ------
 Precision Design            $1,349         50%     $  745         30%     $  604          81%

 Business Applications
 and Other                    1,325         50%      1,721         70%       (396)       -23%
---------------------------- ------     ------      ------     ------      ------      ------

 NET REVENUES                $2,674        100%     $2,466        100%     $  208           8%
---------------------------- ------     ------      ------     ------      ------      ------

--------------------------------------------------------------------------------------------------
                                                             SIX MONTHS ENDED DECEMBER 31,
                               -------------------------------------------------------------------
                                      2003                  2002
                               -----------------      -----------------
                                  $         %            $          %       $ CHANGE      % CHANGE
----------------------------   ------     ------      ------     ------      ------      ---------
 Precision Design              $2,050         46%     $1,752         39%     $  298       17%

 Business Applications
 and Other                      2,405         54%      2,791         61%       (386)     -14%
----------------------------   ------     ------      ------     ------      ------      ------

 NET REVENUES                  $4,455        100%     $4,543        100%     $  (88)     -2%
----------------------------   ------     ------      ------     ------      ------      ------


Sales of our flagship product, TurboCAD(R), increased in the three and six months ended December 31, 2003 as compared to the same reporting periods in the previous fiscal year, resulting in an overall increase in revenues in the precision design category. The introduction of the "DesignCAD" line of products during the first quarter of fiscal 2004 and the additional revenues we earned from the acquisition of Planworks in the second quarter of fiscal 2004 accounted for the increase in sales of the precision design products as compared to the same period from the previous fiscal year. Revenues from Planworks amounted to $111,000 during the quarter ended December 31, 2003.

Overall revenues in the "Business Applications and Other" segment decreased during the three and six months ended December 31, 2003 as compared to the same periods of the previous fiscal year. Revenues from Keynomics, our productivity software subsidiary are included in this category and amounted to $318,000 and $478,000 during the three and six months ended December 31, 2003, respectively as compared to $447,000 and $625,000, respectively in the comparable periods from the previous fiscal year. The decline in sales of our historically strong selling products in this category like MasterClips and OrgPlus was the primary reason for the overall decrease in the "Business Applications and Other" segment despite the introduction of new titles during the first half of the fiscal year (PhotoObject) in addition to the release of newer version of our existing products (EasyLanguage and Net Accelerator).

Internationally, we distribute our products through our wholly owned German and Australian subsidiary and republishing partners in Europe and Asia. The increase in international sales during the three and six months ended December 31, 2003 is primarily due to our reentry into the European market by re-activating our German subsidiary during the previous fiscal year which allowed us to sell directly into the European Union. Total net sales from our German subsidiary accounted for $77,000 and $260,000, respectively during the three and six months ended December 31, 2003. The following table details the revenue breakdown between the domestic and international markets for the periods indicated.

------------------------------------------------------------------------------------
                                         THREE MONTHS ENDED DECEMBER 31,
                         ------------------------------------------------------------
                               2003                 2002
                         -----------------    -----------------
                            $        %          $        %        $ CHANGE   % CHANGE
                         ------   ------      ------   ------      ------     ------
   Domestic sales        $2,296       86%     $2,186       88%     $  110          5%
   International sales      378       14%        280       12%         98         35%
                         ------   ------      ------   ------      ------     ------
 NET REVENUES            $2,674      100%     $2,466      100%     $  208          8%
------------------------ ------   ------      ------   ------      ------     ------

------------------------   ------------------------------------------------------------------
                                                        SIX MONTHS ENDED DECEMBER 31,
                           ------------------------------------------------------------------
                                 2003                      2002
                           -----------------      -----------------      ------      ------
                              $         %           $           %       $ CHANGE    % CHANGE
                           ------     ------      ------     ------      ------      ------
   Domestic sales          $3,669         82%     $3,949         87%     ($ 280)         -7%
   International sales        786         18%        594         13%        192          32%
                           ------     ------      ------     ------      ------      ------
 NET REVENUES              $4,455        100%     $4,543        100%     $   88           2%
------------------------   ------     ------      ------     ------      ------      ------


We are currently serving the domestic and international retail markets using direct sales methods and republishing agreements. Low barriers to entry, intense price competition, and business consolidations continue to characterize the consumer software industry. Each of these factors along with the intermittent unfavorable retail conditions, including erosion of margins from competitive marketing and high rates of product returns, may adversely affect our revenues in the future.

Our international revenues may be affected by the risks customarily associated with international operations, including fluctuations of the U.S. dollar, increases in duty rates, exchange or price controls, longer collection cycles, government regulations, political instability and changes in international tax laws.

RESERVE FOR RETURNS, PRICE DISCOUNTS AND REBATES

During the second quarter of fiscal 2004 we provided $181,000 for returns and received actual returns of approximately $112,000. The return reserve balance as of December 31, 2003 of $583,000 is consistent with the level of our estimate of excess inventory in the channel.

PRODUCT COSTS

Our product costs include the costs of CD-ROM duplication, printing of manuals, packaging and fulfillment, freight-in, freight out, license fees, royalties that we pay to third parties based on sales of published software and amortization of capitalized software acquisition and development costs. Costs associated with the return of products, such as refurbishment and the write down in value of returned goods are also included in product costs. The decrease in product costs in absolute dollars and as a percentage of net revenues for the three and six months ended December 31, 2003 as compared to the same periods from the previous fiscal year was primarily attributable to decreased amortization expenses and to a change in product mix toward the lower cost / higher margin precision design products.

GROSS MARGIN

Gross margin improved to 70% from 56% and to 69% from 65% during the three and six months ended December 31, 2003, respectively. This increase in gross margin is attributable to;

      o A shift in our product mix towards the "precision design" segment from the "business application and other" segment as we increased our direct marketing emphasis. This is demonstrated by the re-launch of our revenue generating websites in September 2003, newly acquired products including DesignCAD, and the launch of new high margin services.

      o A reduction in amortization expenses for software products as a result of the products being fully amortized.

Given the uncertain product lifecycle for some of our historically high margin products and depending on the success of newer versions launches, we may see our gross margin decline in future reporting periods.

SALES AND MARKETING

Our sales and marketing expenses consist primarily of salaries and benefits of sales and marketing personnel, commissions, advertising, printing and direct mail expenses. The increase in sales and marketing expenses during the three and six months ended December 31, 2003 was mainly attributable to the following:

      o Increased direct mail expenses relative to our growing efforts to focus on direct targeting of our customers via marketing campaigns.

      o Increased commissions paid to outside service providers that help us with their sales forces and E-commerce systems.

      o The revision of our accounting treatment with regard to fees paid to our third party E-commerce solution provider, whereby we now record the fees as sales and marketing expenses. The effect of this reclassification was to increase sales and marketing expense by $61,000 and $32,000 for the three and six months ended December 31, 2003 as compared to the previous year.

GENERAL AND ADMINISTRATIVE

Our general and administrative expenses consist primarily of salaries and benefits for employees in the legal, finance, accounting, human resources, information systems and operations departments, fees to our professional advisors, rent and other general operating costs.

The increase in general and administrative expenses during the quarter ended December 31, 2003 as compared to the same quarter from the previous year was primarily due to amortization expense of $237,000 from the issuance of warrants to outside consultants mainly providing services in the area of investor relations. The comparable period from the previous fiscal year also included the reversal of the intrinsic value of warrants issued to Mr. Martin Wade III, our CEO, as part of his initial employment agreement. During the second quarter of fiscal 2003, we amended Mr. Wade's employment agreement whereby IMSI and Mr. Wade agreed to the full and complete cancellation of all outstanding warrants granted to Mr. Wade. Consequently, we reversed, during the six months ended December 31, 2003, $432,000 of already incurred amortization expense of the intrinsic value of warrants issued to Mr. Wade but were unvested.

Excluding the effect of the two transactions above, general and administrative expenses would have declined by approximately $195,000 during the quarter ended December 31, 2003 as compared to the same period from the previous fiscal year. We also experienced a substantial decline in legal fees as a result of the settlement of all outstanding legal actions from previous periods which accounted for the majority of the decrease in the general and administrative expenses.

RESEARCH AND DEVELOPMENT

Our research and development expenses consist primarily of salaries and benefits for research and development employees and payments to independent contractors. The increase in research and development expenses in the three months ended December 31, 2003 as compared to the same period from the previous fiscal year resulted mainly from increased personnel costs.

We continue to maintain a consistent investment in existing and new products. The constant ratio of research and development expenses as a percentage of sales reflects our commitment to investing in and developing our core products as well as maintaining strong relationships with our third party development team in Russia.

INTEREST AND OTHER, NET

Interest and other expenses, net, include interest and penalties on debt instruments, foreign currency transaction gains and losses, and other non-recurring items. The following table summarizes the components of interest and other, net for the three-month period ended December 31, 2003 and 2002:

-----------------------------------------------------------------------------------------------
                                               THREE MONTHS ENDED DECEMBER 31,
                                   ------------------------------------------------------------
                                     2003             2002          $ CHANGE FROM PREVIOUS YEAR
                                   ------------- --------------- ------------------------------
INTEREST & OTHER EXPENSE, NET
   Interest expense                       $   0         $ (129)            $   129        100%

   Interest income                           19               2                 17       1141%

   Foreign exchange gain (loss)              41               -                 41        100%

   Other income                               -               -                  -          0%
------------------------------------------------ --------------- ------------------ -----------
TOTAL                                      $ 60         $ (127)             $  187        147%
------------------------------------------------ --------------- ------------------ -----------

---------------------------------- -------------------------------------------------------------
                                                  SIX MONTHS ENDED DECEMBER 31,
                                   -------------------------------------------------------------
                                        2003             2002        $ CHANGE FROM PREVIOUS YEAR
                                   ---------------- --------------- ----------------------------
INTEREST & OTHER EXPENSE, NET
   Interest expense                         $   (3)        $ (176)          $   173         98%

   Interest income                              45              8                37        477%

   Foreign exchange gain (loss)                 48            (14)               62        434%

   Other income                                 50               -               50        100%
---------------------------------- ---------------- --------------- ---------------- -----------
TOTAL                                        $ 140         $ (182)           $  322        177%
---------------------------------- ---------------- --------------- ---------------- -----------


UNREALIZED GAIN ON MARKETABLE SECURITIES

We recorded a $47,000 and a $177,000 gain on marketable securities during the three and six months ended December 31, 2003, respectively as we marked to market value our equity portfolio. The following table summarizes the net gain on marketable securities:

------------------------------------------------------------------------------------------ --------------------------------------
          DESCRIPTION                           QUARTER ENDED DECEMBER 31, 2003               SIX MONTHS ENDED DECEMBER 31, 2003
          -----------                           -------------------------------               ----------------------------------
Gain (loss) on Jupitermedia common stock                             ($2,500)                                          $140,000
Gain on professionally managed portfolio                               49,050                                            36,845
------------------------------------------------------------------------------ -------------------------------------------------
TOTAL                                                                 $46,550                                          $176,845
------------------------------------------------------------------------------ -------------------------------------------------

GAIN ON EXTINGUISHMENT OF DEBT

During the six months ended December 31, 2003, we recognized a gain of $76,000 from the extinguishment of debt primarily relating to the settlement of liabilities related to assets under a capital lease.

During the six months ended December 31, 2002, we recognized a gain of $435,000 from the extinguishment of debt representing the difference between the carrying balances and the settlement amounts payable to a variety of unsecured creditors, of which $84,000 was attributable to the extinguishment of debt owed to Baystar Capital.

PROVISION FOR INCOME TAXES

In the three months ended December 31, 2003, we recorded a tax benefit of $6,000 related to the refund of our estimated state income tax paid in prior fiscal years.

We have not recorded a tax benefit for domestic tax losses because of the uncertainty of realization. We adhere to Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

GAIN FROM THE SALE OF DISCONTINUED OPERATIONS

During the quarter ended December 31, 2003, we recorded a gain of $1.0 Million from the sale of discontinued operations representing the successful achievement of the first earnout from the sale of ArtToday. This earnout was contingent on ArtToday reaching certain revenue milestones. We have received confirmation from Jupitermedia that the full amount of the $1.0 Million earnout was earned and will be paid per the stock purchase agreement by February 14, 2004.

INCOME FROM DISCONTINUED OPERATIONS

In June 2003, we sold ArtToday, our wholly owned subsidiary based in Arizona, to Jupitermedia. Under Generally Accepted Accounting Principles ("GAAP") in the United States, ArtToday's operating results for the three and six months ended December 31, 2002, totaling $208,000 and $425,000, respectively, have been accounted for as discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2003, we had $5,249,000 in cash and cash equivalents. This represents a $1,480,000 decline from the $6,729,000 balance at September 30, 2003 and a $5,150,000 decline from the $10,399,000 balance at June 30, 2003.
Working capital at December 31, 2003 was $6,057,000. This represents a decline of $994,000 over the working capital at September 30, 2003 and a decline of $2,599,000 over the working capital at June 30, 2003 of $8,656,000.

Our operating activities used net cash of $2,507,000 during the six months ended December 31, 2003. This compares to net cash used from operations of $694,000 during the six months ended December 31, 2002. Our increased operating loss, combined with payments we made relating to accrued taxes and other accrued expenses and the increase in our receivables and inventories contributed to the increased usage of cash in the six months ended December 31, 2003 as compared to the same period from the previous fiscal year. Receivables and inventories increased during the six months ended December 31, 2003 primarily due to a change in the method of distribution for some of our products, including TurboCAD(R), from licensing arrangements to selling directly to resellers and distributors.

Our investing activities consumed net cash of $2,479,000 during the six months ended December 31, 2003, as compared to net cash used of $179,000 during the comparable period from the previous fiscal year. The cash was mainly used to acquire Planworks and several new product lines. The following table details the cash outlays for the acquisitions we made during the six months ended December 31, 2003.

-------------------------------------------------------------------------------------- ----------------------------------
                                                                ACQUIRED IN                     CASH SPENT (IN $000)
WEBSITES, CONTENT AND NEW PRODUCT LINES:
   CADsymbols                                              2nd quarter of Fiscal 2004                    $         (365)
   CADsymbol                                               2nd quarter of Fiscal 2004                              (171)
   DesignCAD                                               1st quarter of Fiscal 2004                              (700)
   Cadalog                                                 1st quarter of Fiscal 2004                              (295)
    Other                                                  2nd quarter of Fiscal 2004                               (35)

BUSINESS
   Planworks                                               2nd quarter of Fiscal 2004                              (260)
-----------------------------------------------------                                   ---------------------------------
TOTAL                                                                                                    $       (1,826)
-------------------------------------------------------------------------------------- ----------------------------------

These acquisitions are consistent with our strategy to grow our software business with a focus on products and services that complement our direct marketing and online distribution strengths. We expect to continue to identify and acquire products and launch services that satisfy real customer needs and have the combination of high growth potential and positive EBITDA. These acquisitions, including the proposed Aladdin Systems, Inc. acquisition, will be funded thru a combination of cash on hand, debt and the issuance of our common stock. The divestiture of ArtToday provided us with sufficient liquidity to continue to strengthen our product portfolio and distribution channels.

Our investing activities also included investment in marketable securities in the amount of $160,000 during the quarter ended September 30, 2003.

Also, during the first quarter of fiscal 2004, we entered into a 15% one-year note with DCDC whereby we extended a loan to them in the amount of $350,000. The note is due, with interest, on September 18, 2004. The note is secured by 400,000 shares of IMSI's stock held by DCDC. The agreement also calls for DCDC not to sell any other IMSI common stock that it holds, with the exception of private sales of IMSI common stock, prior to February 15, 2004.

Our financing activities consumed net cash of $133,000 during the six months ended December 31, 2003. This compares to $407,000 of net cash used by financing activities during the comparable periods from the previous fiscal year. As previously disclosed, we paid $160,000 to Imageline on July 7, 2003, which represents the final payment in connection with our mutual settlement of previous infringement claims. This payment accounted for most of the cash used in our financing activities during the six months ended December 31, 2003 and was in part offset by cash received from the exercise of warrants and options in the amounts of $65,000 and $71,000, respectively.

Historically, we have financed our working capital and capital expenditure requirements primarily from retained earnings, short-term and long-term notes and bank borrowings, capitalized leases and sales of common stock. The sale of ArtToday to Jupitermedia in June 2003 provided us with additional sources of funds to support future growth. We may also seek additional equity and/or debt financing to sustain our growth strategy. However, we believe that we have sufficient funds to support our operations at least for the next twelve months, based on our current cash position and equity sources. If we are successful in continuing to improve our financial performance, we believe that we will be able to obtain any additional financing required on competitive terms. In addition, we will continue to seek opportunities and discussions with third parties concerning the sale or license of certain product lines and/or the sale or license of a portion of our assets.

To achieve our growth objectives, we are considering different strategies, including growth through mergers and/or acquisitions. As a result, we are evaluating and we will continue to evaluate other companies and businesses for potential synergies that would add value to our existing operations.

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

      o Achievement of future earn-outs related to the sale of ArtToday, Inc.


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

Not Applicable

ITEM 3- DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 10, 2004, we filed with the Securities and Exchange Commission a Proxy Statement on Schedule 14-A pursuant to section 14(A) of the Securities Exchange Act Of 1934 in connection with the solicitation of proxies by the board of directors of IMSI for use at the annual meeting of shareholders to be held on March 17, 2004.

The annual meeting of the shareholders of IMSI will be held for the following purposes:

      o     To elect seven directors for a term of one year.

      o     To approve the 2004 Incentive Stock Option Plan.

      o To authorize the issuance of options aggregating up to 49.0% of the outstanding capitalization.

      o To ratify the appointment of Grant Thornton LLP as IMSI's independent auditors for the fiscal year ending June 30, 2004.

      o To consider and act on such other business as may properly come before the meeting or any adjournment or adjournments thereof.

The Board of Directors has nominated the following persons for election:


---------------------------------- ----------------- ---------------------------------------- ---------------------
      NAME                         AGE                                OCCUPATION                 DIRECTOR SINCE
---------------------------------- ----------------- ---------------------------------------- ---------------------
Bruce Galloway                     45                Chairman of the Board of Directors       2001
---------------------------------- ----------------- ---------------------------------------- ---------------------
Martin Wade, III                   54                Chief Executive Officer                  2001
---------------------------------- ----------------- ---------------------------------------- ---------------------
Evan Binn                          64                Director                                 2001
---------------------------------- ----------------- ---------------------------------------- ---------------------
Donald Perlyn                      60                Director                                 2001
---------------------------------- ----------------- ---------------------------------------- ---------------------
Robert Mayer                       49                Executive Vice President                 2000
---------------------------------- ----------------- ---------------------------------------- ---------------------
Robert S. Falcone                  57                Director                                 2002
---------------------------------- ----------------- ---------------------------------------- ---------------------
Richard J. Berman                  61                Director                                 2002
---------------------------------- ----------------- ---------------------------------------- ---------------------


ITEM 5- OTHER INFORMATION

Not Applicable

ITEM 6- EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS AND FINANCIAL STATEMENTS:

The following documents are filed as a part of this Report:

      FINANCIAL STATEMENTS

The following consolidated financial statements of International Microcomputer Software, Inc., and Subsidiaries are incorporated by reference in Part I, Item 1:

         Consolidated Balance Sheet at December 31, 2003 and June 30, 2003

         Consolidated Statements of Operations for the interim periods ended December 31, 2003 and 2002

         Consolidated Statements of Shareholders' Equity for the interim period ended December 31, 2003

         Consolidated Statements of Cash Flows for the interim periods ended December 31, 2003 and 2002

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

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   REPORTS ON FORM 8-K

      o On November 17, 2003 we filed a Form 8-K to announce our financial results for the fiscal quarter ended September 30, 2003.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.


DATE: FEBRUARY 11, 2003


BY: /S/ MARTIN WADE, III
Martin Wade, III
Director & Chief Executive Officer


BY:  /S/ WILLIAM J. BUSH
William J. Bush
Chief Financial Officer (Principal Accounting Officer)

                               INDEX TO EXHIBITS:


NUMBER      EXHIBIT TITLE                                                              PAGE
------      -------------                                                              ----
31.1       Certification of Chief Executive Officer Pursuant to Section 302 of the
           Sarbanes-Oxley Act of 2002                                                   31

31.2       Certification of Chief Financial Officer Pursuant to Section 302 of the
           Sarbanes-Oxley Act of 2002                                                   32

32.1       Certification of Chief Executive Officer Pursuant to Section 906 of the
           Sarbanes-Oxley Act of 2002                                                   33

32.2       Certification of Chief Financial Officer Pursuant to Section 906 of the
           Sarbanes-Oxley Act of 2002                                                   34