Form 10QSB
period 2004-03-31
INTERNATIONAL MICROCOMPUTER SOFTWARE INC /CA/
filed 2004-05-13
CIK 814929

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the securities Exchange Act of 1934

                  For the quarterly period ended MARCH 31, 2004

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from: _____ to _____

                         Commission File Number 0-15949

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.

              (Exact name of small business issuer in its charter)


            CALIFORNIA                                 94-2862863
  (State or other jurisdiction           (I.R.S. Employer Identification No.)
of incorporation or organization)


        100 ROWLAND WAY, SUITE 300, NOVATO, CALIFORNIA            94945
           (Address of principal executive offices)             (Zip code)


                                 (415) 878-4000
                            Issuer's telephone number


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

As of APRIL 29, 2004, 23,727,953 Shares of Issuer's common stock, no par value, were outstanding.

Transitional Small Business Disclosure Format: YES __ NO X

                   INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
                                AND SUBSIDIARIES

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                                                      3
         ITEM 1- CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                                                        3
                  CONDENSED CONSOLIDATED BALANCE SHEETS                                                             3
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)                   4
                  CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY                                         5
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS                                                   6
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                                              7
         ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS                16
         ITEM 3- CONTROLS AND PROCEDURES                                                                           25


PART II - OTHER INFORMATION                                                                                        26
         ITEM 1- LEGAL PROCEEDINGS                                                                                 26
         ITEM 2- CHANGES IN SECURITIES                                                                             26
         ITEM 3- DEFAULTS UPON SENIOR SECURITIES                                                                   26
         ITEM 4- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                               26
         ITEM 5- OTHER INFORMATION                                                                                 27
         ITEM 6- EXHIBITS AND REPORTS ON FORM 8-K                                                                  27

SIGNATURES                                                                                                         28

INDEX TO EXHIBITS                                                                                                  29

                         PART I - FINANCIAL INFORMATION

ITEM1- CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      (In thousands, except share amounts)


                                                           (UNAUDITED)
                                                          --------------
                                                          MARCH 31, 2004    JUNE 30, 2003
                                                          --------------    -------------
ASSETS

 Current assets:
    Cash and cash equivalents                                 $  4,905        $ 10,399
    Investment in marketable securities                          1,752              --
    Receivables, less allowances for doubtful accounts,
    discounts and returns of  $734 and $445                      1,187             734
    Inventories                                                    451             268
    Other current assets                                           624             240
                                                              --------        --------
    TOTAL CURRENT ASSETS                                         8,919          11,641

 FIXED ASSETS, NET                                                 412              85

 Intangible assets
    Capitalized software, net                                      934              87
    Domain names, net                                            1,643               4
    Distribution rights, net                                        --              36
    Capitalized customer lists                                     262              --
    Goodwill                                                       611             179
                                                              --------        --------
    TOTAL INTANGIBLE ASSETS                                      3,450             306

Other assets
    Note receivable from related party                             350              --
    Investment in securities                                     1,436             998
    Assets related to discontinued operations                    1,300           1,300
                                                              --------        --------
    TOTAL OTHER ASSETS                                           3,086           2,298
                                                              ========        ========
           TOTAL ASSETS                                       $ 15,867        $ 14,330
                                                              ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:
    Short-term debt                                           $    986        $    304
    Trade accounts payable                                       1,051             564
    Income tax payable                                               1             271
    Accrued and other liabilities                                  633           1,541
    Deferred revenue                                               268             305
                                                              --------        --------
    TOTAL CURRENT LIABILITIES                                    2,939           2,985

 Liabilities related to discontinued operations                     84              84
 Long-term debt and other obligations                              471              --
                                                              --------        --------
 TOTAL LIABILITIES                                               3,494           3,069

Shareholders' equity:
   Common stock, no par value; 300,000,000 authorized;
   Issued and outstanding 23,653,835                            36,148          35,546
   and 22,818,232 shares
   Accumulated deficit                                         (23,673)        (24,223)
   Accumulated other comprehensive loss                           (102)            (62)
                                                              --------        --------
      TOTAL SHAREHOLDERS' EQUITY                                12,373          11,261
                                                              --------        --------

                                                              ========        ========
           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $ 15,867        $ 14,330
                                                              ========        ========

            See Notes to Condensed Consolidated Financial Statements

           INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

                    (In thousands, except per share amounts)

                                   (Unaudited)

                                                                                             THREE MONTHS ENDED MARCH 31,
                                                                                              2004                  2003
                                                                                        -----------------   ----------------------
 Net revenues                                                                                     $2,784                   $2,625
 Product costs                                                                                     1,045                    1,096
                                                                                        -----------------   ----------------------
  GROSS MARGIN                                                                                     1,739                    1,529

 Costs and expenses:
    Sales and marketing                                                                            1,467                      874
    General and administrative                                                                       864                      803
    Research and development                                                                         648                      358
                                                                                        -----------------   ----------------------
  TOTAL OPERATING EXPENSES                                                                         2,979                    2,035
                                                                                        -----------------   ----------------------
 OPERATING LOSS                                                                                  (1,240)                    (506)
                                                                                        -----------------   ----------------------

 Other income and (expense):
    Interest and other, net                                                                           58                    (199)
    Realized gain on marketable securities                                                            76                       --
    Unrealized gain on marketable securities                                                       1,688                       --
    Gain on liquidation of foreign subsidiaries                                                       --                        4
    Gain on extinguishment of debt                                                                    --                      134
                                                                                        -----------------   ----------------------
INCOME (LOSS) BEFORE INCOME TAX                                                                      582                    (567)

 Income tax benefit (provision)                                                                     (34)                       45
                                                                                        -----------------   ----------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS                                                             548                    (522)

Gain from the sale of discontinued operations                                                         --                       --
Income from discontinued operations, net of income tax                                                --                      419
                                                                                        -----------------   ----------------------
 NET INCOME (LOSS)                                                                                  $548                   ($103)
                                                                                        =================   ======================

Other comprehensive loss, net of tax:
    Foreign currency translation, net of tax                                                         (9)                     (10)
                                                                                        -----------------   ----------------------
    OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX                                                   $539                   ($113)
                                                                                        =================   ======================

BASIC EARNINGS (LOSS) PER SHARE
         Income (loss) per share from continuing operations                                        $0.02                  ($0.02)
         Gain per share from the sale of discontinued operations                                     $--                      $--
         Income per share from discontinued operations, net of income tax                            $--                    $0.02
         Earnings  (loss) per share                                                                $0.02                    $0.00

DILUTED EARNINGS (LOSS) PER SHARE
         Income (loss) per share from continuing operations                                        $0.02                  ($0.02)
         Gain per share  from the sale of discontinued operations                                    $--                      $--
         Income per share from discontinued operations, net of income tax                            $--                    $0.02
         Earnings (loss) per share                                                                 $0.02                    $0.00

Shares used in computing basic earnings (loss) per share information                              23,475                   22,807
Shares used in computing diluted earnings (loss) per share information                            27,324                   22,807
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                        NINE MONTHS ENDED MARCH 31,
                                                                                         2004                  2003
                                                                                  -------------------   --------------------
 Net revenues                                                                                 $7,239                 $7,168
 Product costs                                                                                 2,417                  2,678
                                                                                  -------------------   --------------------
  GROSS MARGIN                                                                                 4,822                  4,490

 Costs and expenses:
    Sales and marketing                                                                        3,270                  2,478
    General and administrative                                                                 2,538                  2,185
    Research and development                                                                   1,655                  1,181
                                                                                  -------------------   --------------------
  TOTAL OPERATING EXPENSES                                                                     7,463                  5,844
                                                                                  -------------------   --------------------
 OPERATING LOSS                                                                              (2,641)                (1,354)
                                                                                  -------------------   --------------------

 Other income and (expense):
    Interest and other, net                                                                      198                  (381)
    Realized gain on marketable securities                                                        76                     --
    Unrealized gain on marketable securities                                                   1,865                     --
    Gain on liquidation of foreign subsidiaries                                                   --                     46
    Gain on extinguishment of debt                                                                76                    569
                                                                                  -------------------   --------------------
INCOME (LOSS) BEFORE INCOME TAX                                                                (426)                (1,120)

 Income tax benefit (provision)                                                                 (24)                     45
                                                                                  -------------------   --------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS                                                       (450)                (1,075)

Gain from the sale of discontinued operations                                                  1,000                     --
Income from discontinued operations, net of income tax                                            --                    785
                                                                                  -------------------   --------------------
 NET INCOME (LOSS)                                                                              $550                 ($290)
                                                                                  ===================   ====================

Other comprehensive loss, net of tax:
    Foreign currency translation, net of tax                                                    (40)                   (12)
                                                                                  -------------------   --------------------
    OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX                                               $510                 ($302)
                                                                                  ===================   ====================

BASIC EARNINGS (LOSS) PER SHARE
         Income (loss) per share from continuing operations                                  ($0.02)                ($0.05)
         Gain per share from the sale of discontinued operations                               $0.04                    $--
         Income per share from discontinued operations, net of income tax                        $--                  $0.04
         Earnings  (loss) per share                                                            $0.02                ($0.01)

DILUTED EARNINGS (LOSS) PER SHARE
         Income (loss) per share from continuing operations                                  ($0.02)                ($0.05)
         Gain per share  from the sale of discontinued operations                              $0.04                    $--
         Income per share from discontinued operations, net of income tax                        $--                  $0.04
         Earnings (loss) per share                                                             $0.02                ($0.01)

Shares used in computing basic earnings (loss) per share information                          23,332                 22,800
Shares used in computing diluted earnings (loss) per share information                        23,332                 22,800
----------------------------------------------------------------------------------------------------------------------------

            See Notes to Condensed Consolidated Financial Statements

           INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                        Nine Months ended March 31, 2004

                                 (In thousands)

                                   (Unaudited)

---------------------------------------------------------------------------------------------------------------------------
                                                                      COMMON STOCK
                                                                SHARES            AMOUNT           ACCUMULATED DEFICIT
                                                           ----------------------------------------------------------------
BALANCE AT JUNE 30, 2003                                             22,818            $35,546                   ($24,223)
                                                           ================================================================
Issuance of common stock related to:
    Warrants exercised                                                  505                 96
    Stock options exercised                                             276                111
    Acquisitions                                                        100                 92

Issuance of warrants related to:
    Consulting services rendered                                                           255
    Acquisitions                                                                            76

Issuance of stock options related to:
    Consulting services rendered                                                            10

Retirement of common stock                                             (45)               (59)

Variable accounting adjustment related to stock options                                     21
previously issued

Net income                                                                                                             550

Comprehensive loss
                                                           ================================================================
BALANCE AT MARCH 31, 2004                                            23,654            $36,148                   ($23,673)
                                                           ================================================================

-------------------------------------------------------------------------------------------------------
                                                              ACCUMULATED OTHER
                                                             COMPREHENSIVE LOSS           TOTAL
                                                           --------------------------------------------
BALANCE AT JUNE 30, 2003                                                    ($62)              $11,261
                                                           ============================================
Issuance of common stock related to:
    Warrants exercised                                                                              96
    Stock options exercised                                                                        111
    Acquisitions                                                                                    92

Issuance of warrants related to:
    Consulting services rendered                                                                   255
    Acquisitions                                                                                    76

Issuance of stock options related to:
    Consulting services rendered                                                                    10

Retirement of common stock                                                                        (59)

Variable accounting adjustment related to stock options                                             21
previously issued

Net income                                                                                         550

Comprehensive loss                                                           (40)                 (40)
                                                           ============================================
BALANCE AT MARCH 31, 2004                                                  ($102)              $12,373
                                                           ============================================

            See Notes to Condensed Consolidated Financial Statements

           INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                   (Unaudited)

                                                                          NINE MONTHS ENDED MARCH 31,
                                                                        ------------------------------
                                                                           2004                2003
                                                                        ----------          ----------
Cash flows from operating activities:

NET CASH USED BY OPERATING ACTIVITIES                                   ($   2,450)         ($     395)
                                                                        ----------          ----------

Cash flows from investing activities:
   Acquisition of product lines                                             (1,815)                 --
   Acquisition of business                                                    (260)                 --
   Loan to related party                                                      (350)                 --
   Investment in marketable securities                                        (367)                 --
   Proceeds from sale of marketable securities                                 116                  --
   Purchase of equipment and furniture                                        (347)                (36)
   Purchase of software and domain names                                       (66)                 --
   Cash used by discontinued operations in investing activities                 --                (197)
                                                                        ----------          ----------
NET CASH USED BY INVESTING ACTIVITIES                                       (3,089)               (233)
                                                                        ----------          ----------

Cash flows from financing activities:
   Settlement of note payable (Imageline)                                     (160)                 --
   Note borrowings                                                             350                 684
   Note repayments                                                            (312)             (1,291)
   Warrants exercised                                                           96                   4
   Options exercised                                                           111                  --
   Proceeds from issuance of common stock                                       --                   1
   Repayment of capital lease obligations                                       --                 (19)
   Cash used by discontinued operations in financing activities                 --                (140)
                                                                        ----------          ----------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                85                (761)
                                                                        ----------          ----------

Effect of exchange rate change on cash and cash equivalents                    (40)                (12)
Net decrease in cash and cash equivalents                                   (5,494)             (1,401)
Cash and cash equivalents at beginning of period                            10,399               2,455
                                                                        ----------          ----------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                          $    4,905          $    1,054
                                                                        ==========          ==========

            See Notes to Condensed Consolidated Financial Statements

           INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      1. BASIS OF PRESENTATION

The interim condensed consolidated financial statements have been prepared from the records of International Microcomputer Software, Inc. and Subsidiaries ("IMSI") without audit. All significant inter-company balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments, which consist of only normal recurring adjustments, to present fairly the financial position at March 31, 2004 and the results of operations and cash flows for the three and nine months ended March 31, 2004 and 2003, have been made. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003. The results of operations for the three and nine months ended March 31, 2004 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

      2. DISCONTINUED OPERATIONS

As previously disclosed in our annual report on Form 10-KSB for the fiscal year ended June 30, 2003, we sold ArtToday, Inc ("ArtToday"), our wholly-owned subsidiary based in Arizona, to Jupitermedia Corporation ("Jupiter") in June 2003. Under Generally Accepted Accounting Principles ("GAAP") in the United States, ArtToday's operating results for the three and nine months ended March 31, 2003, have been accounted for as discontinued operations.

Reclassifications have been made to the amounts reported in fiscal 2003 to conform to the current year presentation. The amounts reported for fiscal 2003 present the results of operations for ArtToday as discontinued operations due to the sale of ArtToday on June 30, 2003.

During the quarter ended December 31, 2003, we recorded a gain of $1.0 million from the sale of discontinued operations representing the successful achievement of the first earn-out from the sale of ArtToday. This earn-out was contingent on ArtToday reaching certain revenue milestones. The full amount of the $1.0 million earn-out was earned during the quarter ended December 31, 2003 and was paid per the stock purchase agreement on February 13, 2004.

As part of the sale of ArtToday, Inc., a portion of the consideration received was placed in an escrow account to offset potential indemnity claims against ArtToday, Inc. which were unknown at the close of the transaction. The escrowed amounts consisted of $1,300,000 in cash and 250,000 shares of Jupitermedia Corporation common stock. The cash was recorded as "Assets related to discontinued operations" and was subject to claims of $84,000 of certain minority shareholders of ArtToday which was recorded as "Liabilities related to discontinued operations". Net of any indemnity claims the cash escrow is scheduled to be released as follows; 50% at June 30, 2004 and 50% at December 31, 2004. The stock escrow, which is classified as "Investment in Securities", is scheduled to be released net of any claims on December 31, 2005. At the Company's option, we are allowed to sell the shares in escrow at any time during the escrow period but are required to maintain a $1.0 million balance of cash or securities in the account. As part of an amended escrow agreement with Jupitermedia, 125,000 of the shares were released from the escrow account in February 2003. Those shares have been classified as "Investment in Marketable Securities". At March 31, 2004, we had sold 10,000 of the Jupitermedia shares.

      3. RECLASSIFICATIONS

Effective for the quarter ended December 31, 2003, we revised our accounting treatment with regard to fees paid to our third party E-commerce solution provider, whereby we now record them as sales and marketing expenses as compared to our prior treatment of them as an offset to revenue. The effect of this reclassification, as of March 31, 2004, was to increase revenues and sales and marketing expense by $92,000 and $249,000 for the three and nine months ended March 31, 2004. In order to conform our prior year's results to this revised presentation for the three and nine months ended March 31, 2003, we have increased revenues and sales and marketing expense by $93,000 and $248,000, respectively.

      4. PRODUCT LINE AND OTHER ACQUISITIONS

The table below documents the components of consideration paid for each significant acquisition completed in the nine months ended March 31, 2004 and the allocation of that consideration to the tangible and intangible assets acquired.

------------------------------------------------------------------------------------------------------------------------------------
                                               HOUSEEPLANS.COM   PLANWORKS     CADSYMBOL     CADSYMBOLS      CADALOG     DESIGN CAD
                                                 FEBRUARY 23,   NOVEMBER 17,  NOVEMBER 6,    OCTOBER 27,   SEPTEMBER 12,  JULY 28,
           DATE TRANSACTION CLOSED:                 2004           2003          2003           2003           2003         2003
------------------------------------------------------------------------------------------------------------------------------------
 CONSIDERATION
          Cash                                   $  270         $  260          $  171         $  335         $  250         $  600

          Less: Cash on hand                         --            (16)             --             --             --             --

          Cash paid to fund Escrow Account(s)        30             --             170             --             45            100

          Stock                                      --             77              --             --             --             --

          Warrants                                   17             --              30             18             --             --

          Notes payable                             313             14              --            474             --            300

          Liabilities assumed                        --             23              --             --             --             --

          Transaction fees                           20             20               1              3             --             --
------------------------------------------------------------------------------------------------------------------------------------
      TOTAL CONSIDERATION                        $  650         $  378          $  372         $  830         $  295         $1,000
------------------------------------------------------------------------------------------------------------------------------------


 ASSET ALLOCATION

      Tangible Assets

          Inventory                                  --             --              --             --             --             91

          Marketing materials                        --             --              --             --             --              2

          Prepaid expenses                           --              1              --             --             --             --

          Computer hardware                          --             --              12             --              7             12

          Computer software                          --             --              --             --             --              9
      TOTAL TANGIBLE ASSETS                          $-         $    1            $ 12             $-            $ 7          $ 114

      Intangible Assets
          Capitalized software / content            200             --             180             --            268            323

          Websites and associated domain names      300            315             180            830             20             50

          Customer lists                            150             33              --             --             --            113

          Goodwill                                   --             29              --             --             --            400
      TOTAL INTANGIBLE ASSETS                    $  650         $  377          $  360         $  830         $  288         $  886
------------------------------------------------------------------------------------------------------------------------------------
      TOTAL ASSETS ACQUIRED                      $  650         $  378          $  372         $  830         $  295         $1,000
------------------------------------------------------------------------------------------------------------------------------------

         HOUSEPLANS.COM

On February 23, 2004 we entered, through our wholly owned subsidiary, Homeplan, Inc., into an asset purchase and license agreement with ULTRYX, Inc ("ULTRYX") whereby we acquired certain assets of ULTRYX. The assets included the homeplans.com domain name, related web site assets including house plans images and related on-line and print content in addition to customers' profiles. The total consideration for the acquisition was $650,000 (including fees of $20,000). Included in the agreement was a warrant to purchase twenty thousand (20,000) shares of IMSI's common stock at any time within the three-year period following the execution of the agreement at $1.24 per share.

         PLANWORKS

On November 17, 2003, we acquired Planworks L.L.C. ("Planworks"), a leading online provider of house plans. Planworks operates the houseplanguys.com website that contains an extensive library of over 11,000 unique house plans and has more than 25,000 members. We also acquired ten other domain names which are used to assist individuals and designers looking for house plans and related products, further strengthening the IMSI network of online design and content commerce sites. The total consideration for the acquisition was $378,000.

         CADSYMBOL ACQUISITION

On November 6, 2003, we entered into an asset purchase agreement with Assisto GmbH ("Assisto"), a German company, whereby we acquired title and interest in certain tangible and intangible assets of Assisto. The assets included certain CAD symbol content, custom developed software and all related assets including inventory, web sites and domain names. The total purchase price was approximately $372,000 including warrants which were granted to Ane Gyldholm and Michael Heckmann, principals of Assisto, to each purchase twenty thousand (20,000) shares of IMSI's common stock at any time within the three year period following the closing at an exercise price of $1.21, which was the price of IMSI's common stock on the closing date.

         CADSYMBOLS ACQUISITION

On October 27, 2003, we entered into an asset license and purchase agreement with Cardiff Consultants, Limited, a New York corporation ("Cardiff"), whereby we acquired from Cardiff the exclusive, non-transferable right to use the cadsymbols.com and cadsymbols.net domain names and trademarks until December 31, 2006, when Cardiff is to assign the domain names and trademark to us subject to our payment of all amounts due Cardiff. The total consideration for the acquisition was $830,000. As part of the agreement, we granted to Cardiff a warrant to purchase twenty-five thousand (25,000) shares of IMSI's common stock at any time within the three-year period following the execution of the agreement at $1.14 per share.

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

In addition to the purchase price of $1,000,000, the agreement calls for an earn-out based on net revenue that could result in an additional $300,000 to be paid to Upperspace during the next three fiscal years and a license pursuant to which Upperspace shall act for a period as the exclusive distributor of the purchased products to retail outlets, and a non-exclusive reseller of the product through direct sales channels such as the internet, email, telephone and fax.

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

      5. NOTE RECEIVABLE FROM RELATED PARTY - DCDC 15% NOTE

On September 18, 2003, we received a 15% one-year note from Digital Creative Development Corporation ("DCDC") whereby we extended a loan to DCDC in the amount of $350,000. The note is due, with interest, on September 18, 2004. The note is secured by 400,000 shares of IMSI's stock held by DCDC. The agreement also called for DCDC not to sell any IMSI common stock which it held, with the exception of private sales of IMSI common stock prior to February 15, 2004.

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

6.       DEBT

The following table details our outstanding debt as of March 31, 2004:

                                                                            DEBT AS OF
                                                                          MARCH 31, 2004
------------------------------------------------------------------------------------------
 SHORT-TERM
 Short-term financing (secured by selected accounts receivable)                $322
 CADsymbol Escrow                                                               141
 Acquisition related notes
   DesignCAD Acquisition                                                        300
   CADsymbols.com Acquisition                                                   142
   Planworks Acquisition                                                         14
   Houseplans.com Acquisition                                                    62
   Other                                                                          6
------------------------------------------------------------------------------------------
 SUBTOTAL SHORT-TERM                                                            986

------------------------------------------------------------------------------------------

 LONG-TERM
 Liabilities related to discontinued operations                                  84
 Acquisition related notes
   Houseplans.com Acquisition                                                   281
   CADsymbols.com Acquisition                                                   187
   Other                                                                          3
------------------------------------------------------------------------------------------
 SUBTOTAL LONG TERM                                                             555
------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------
 GRAND TOTAL                                                                 $1,541
------------------------------------------------------------------------------------------


      7. REALIZED GAIN ON MARKETABLE SECURITIES

During the quarter ended March 31, 2004, we realized a $76,000 gain on marketable securities as we sold 10,000 shares of Jupitermedia common stock that we received as part of the consideration related to the sale of ArtToday on June 30, 2003.

      8. UNREALIZED GAIN ON MARKETABLE SECURITIES

We recorded a $1.7 million and a $1.9 million gain on marketable securities during the three and nine months ended March 31, 2004, respectively reflecting the increase in market value of our equity portfolio. The following table summarizes the net gain on marketable securities:

-----------------------------------------------------------------------------------------------------------------------
                 DESCRIPTION                  THREE MONTHS ENDED MARCH 31, 2004     NINE MONTHS ENDED MARCH 31, 2004
Gain on Jupitermedia common stock                 $     1,660,000                         $    1,800,000
Gain on professionally managed portfolio                   27,681                                 64,526
-----------------------------------------------------------------------------------------------------------------------
TOTAL                                             $     1,687,681                         $    1,864,526
-----------------------------------------------------------------------------------------------------------------------

      9. SEGMENT INFORMATION

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

--------------------------------------------------------------------------------------------------------------------------
                                               KEYNOMICS       NORTH AMERICA      OTHER FOREIGN     ELIMINATIONS     TOTAL
--------------------------------------------------------------------------------------------------------------------------
         QUARTER ENDED MARCH 31, 2004
--------------------------------------------------------------------------------------------------------------------------
Net Revenues                                      $71              $2,582              $131              $--       $2,784
Operating loss                                  (225)               (925)              (90)               --      (1,240)
Identifiable assets                               136              15,591               360            (220)       15,867
--------------------------------------------------------------------------------------------------------------------------
         QUARTER ENDED MARCH 31, 2003
--------------------------------------------------------------------------------------------------------------------------
Net Revenues                                      442                1903               280               --        2,625
Operating loss                                     65               (547)              (24)               --        (506)
Identifiable assets                               232               2,374               350            (490)        2,466
--------------------------------------------------------------------------------------------------------------------------
         NINE MONTHS ENDED MARCH 31, 2004
--------------------------------------------------------------------------------------------------------------------------
Net Revenues                                      549               6,267               423               --        7,239
Operating loss                                  (426)             (2,142)              (73)               --      (2,641)
Identifiable assets                               136              15,591               360            (220)       15,867
--------------------------------------------------------------------------------------------------------------------------
         NINE MONTHS ENDED MARCH 31, 2003
--------------------------------------------------------------------------------------------------------------------------
Net Revenues                                    1,066               5,545               557               --        7,168
Operating loss                                     57             (1,359)              (52)               --      (1,354)
Identifiable assets                              $232              $2,374              $350           ($490)       $2,466
--------------------------------------------------------------------------------------------------------------------------

      10. EARNINGS (LOSS) PER SHARE

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

The following  table sets forth the  computation  of basic and diluted  earnings
(loss) per share:

-----------------------------------------------------------------------------------------------------------------------------
                                                                   THREE MONTHS ENDED              NINE MONTHS ENDED
                                                             ----------------------------------------------------------------
                                                             MARCH 31, 2004  MARCH 31, 2003  MARCH 31, 2004  MARCH 31, 2003
                                                             ----------------------------------------------------------------
         NUMERATOR:

Net income (loss)                                                       $548          ($103)            $550          ($290)

Numerator for basic earnings (loss) per share -
income (loss) available to common stockholders                           548           (103)             550           (290)

Numerator for diluted earnings (loss) per share -
income (loss) available to common stockholders
after assumed conversions                                                548           (103)             550           (290)

         DENOMINATOR:

Denominator for basic earnings (loss) per share
- weighted average shares outstanding                             23,475,424      22,806,882      23,331,526      22,799,624

Effect of dilutive securities using the treasury stock method as at March 31, 2004:

         7,163,244 Warrants Outstanding                                   --              --              --              --
         2,101,198 Stock Options Outstanding                              --              --              --              --

Effect of dilutive securities using the treasury stock method as at March 31, 2003:

         5,254,077 Warrants Outstanding                            2,867,241              --              --              --
         2,223,321 Stock Options Outstanding                         981,647              --              --              --

Dilutive potential common shares                                          --              --              --              --

Denominator for diluted earnings (loss) per share -
adjusted weighted average shares and assumed conversion           27,324,312      22,806,882      23,331,526      22,799,624

BASIC EARNINGS (LOSS) PER SHARE                                        $0.02           $0.00           $0.02         ($0.01)
DILUTED EARNINGS (LOSS) PER SHARE                                      $0.02           $0.00           $0.02         ($0.01)
-----------------------------------------------------------------------------------------------------------------------------

      11. STOCK-BASED AWARDS

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

Under variable plan accounting, we recognize a charge equal to the per share change in the share value until the underlying options expire or are exercised. During the three and nine months ended March 31, 2004 we recognized charges of $10,000 and $21,000 respectively related to variable awards. This compares to charges of $0 and ($5,000), respectively for the three and nine months ended March 31, 2003.

Had compensation cost for the stock-based compensation plans been determined based upon the fair value at grant dates for awards under those plans consistent with the method prescribed by SFAS 123, net income would have been reduced to the pro forma amounts indicated below:


-----------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                      THREE MONTHS ENDED MARCH 31,          NINE MONTHS ENDED MARCH 31,
                                                                 2004               2003              2004              2003
  NET INCOME (LOSS), AS REPORTED                                 $548             ($103)              $550            ($290)
    Intrinsic compensation charge recorded under APB 25            11                 72               265                75
    Pro Forma compensation charge under SAS 123                 (404)              (467)           (1,271)           (1,395)
-----------------------------------------------------------------------------------------------------------------------------
  PRO FORMA NET INCOME (LOSS)                                    $155             ($498)            ($456)          ($1,610)
  Pro Forma net income (loss) per share:
         Basic--as reported                                      $0.02              $0.00             $0.02           ($0.01)
         Basic--pro forma                                        $0.01            ($0.02)           ($0.02)           ($0.07)
         Diluted--as reported                                    $0.02              $0.00             $0.02           ($0.01)
         Diluted--pro forma                                      $0.01            ($0.02)           ($0.02)           ($0.07)
-----------------------------------------------------------------------------------------------------------------------------

The fair value of each option granted was estimated on the date of the grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

-----------------------------------------------------------------------------
                                               THREE MONTHS ENDED MARCH 31,
                                               ----------------------------

                                                  2004               2003
                                                  ----               ----

Risk-free interest rates                     2.21% - 2.80%             1.17%
Expected dividend yields                                --                --
Expected volatility                                 98.47%            101.1%
Expected option life (in years)                          5                 5
-----------------------------------------------------------------------------

The weighted average fair value per option as of the grant date for grants made during the three and nine months ended March 31, 2004 were $1.08 and $1.08, respectively. This compares to $0.43 and $0.63, respectively for the three and nine months ended December 31, 2002.

      12. NEW ACCOUNTING STANDARDS

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


AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES On April 30, 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. Statement 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to Statement 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. In addition, Statement 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives. Statement 149 is effective for contracts entered into or modified after June 30, 2003. At March 31, 2004, we do not hold any derivative instruments. The adoption of Statement 149 did not have an effect on our consolidated financial position, results of operations or cash flows.


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

      13. SUBSEQUENT EVENT: ACQUISITION OF ALADDIN SYSTEMS, INC.

On April 19, 2004 (the "Closing Date"), we consummated the acquisition of all the stock of Aladdin Systems, Inc. ("Aladdin"), pursuant to a Stock Purchase Agreement (the "Stock Purchase Agreement"), dated January 20, 2004, between Aladdin Systems Holdings, Inc, the parent company of Aladdin, and IMSI.

Aladdin is a developer and publisher of utility software  solutions in the areas
of  information  access,  removal,   recovery,   security  and  distribution  of
information and data for the Windows(R), Linux and Macintosh(R) platforms.

The consideration paid in the Acquisition (which was determined as a result of arms'-length negotiations and which was based upon an in depth analysis of Aladdin's current and projected business activity in addition to comparable companies and transactions) consists of a combination of cash in the amount of $1,500,000, subject to a 10% escrow, 2,317,881 unregistered shares of IMSI common stock (which are required to be registered within 90 days of the Closing
Date) and two three-year convertible notes in the aggregate amount of $3,000,000. Additional cash earn-out payments may be earned, up to an aggregate of $2,000,000, based on net revenues derived from Aladdin for the three consecutive twelve month periods following the Closing Date. Additionally, eligible employees of Aladdin will be given the opportunity to convert their existing Aladdin Systems Holdings Inc. stock options into IMSI stock options priced at market as of the date of the closing. The newly granted options will be subject to vesting as set forth in our 2004 Incentive Stock Option Plan. The conversion ratio was calculated using the Black-Scholes valuation methodology.

We relied on our available cash balances to honor the payment related to the cash component of this transaction.

We are in the process of obtaining a third party valuation of certain intangible assets and as a result the allocation of the purchase price relating to the Aladdin Acquisition is not available at the time of this filing. On April 21, 2004, we filed a current report on Form 8-K disclosing the details of this acquisition. The audited annual financial statements of Aladdin Systems, Inc., the unaudited interim financial statements and the pro forma financial statements required in accordance with item 310 (c) and 310 (d) of regulation S-B and the purchase price allocation will be filed by an amendment to the above referenced current report on Form 8-K as soon as practicable but not later than July 5, 2004.

ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

         OVERVIEW

IMSI is a developer and publisher of consumer software in the precision design and business applications and other categories. We offer a wide variety of application software that we market through an array of distribution channels including retail, direct to consumer and online. We are committed to being a leading provider of these applications and services to the Architectural, Engineering and Construction (AEC) and Mechanical market.

We believe that consistent growth of both the revenues and operating earnings can be achieved through internally developed products and services and through acquisition. Management believes that good value target companies are present in the marketplace and that business combinations with these entities would help us achieve our growth potential in addition to providing synergies that would improve profitability.

         FORWARD LOOKING STATEMENT

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

         RESULTS OF OPERATIONS

The following table sets forth our results of operations for the three and nine months ended March 31, 2004 and 2003 in thousands of dollars and as a percentage of net revenues. It also details the changes from the prior fiscal year in thousands of dollars and in percentages.

On June 30, 2003, we sold ArtToday, our wholly owned subsidiary based in Arizona to Jupitermedia Corporation. Under Generally Accepted Accounting Principles in the United States, ArtToday's operating results for all periods presented have been accounted for as discontinued operations.

                                                            THREE MONTHS ENDED MARCH 31,
                                                          ----------------------------------    ---------- -------
                                                                                                   CHANGE FROM
                                                                                                  PREVIOUS YEAR
                                                               2004               2003
                                                          ---------------    ---------------
                                                             $      AS %         $    AS %          $         %
                                                                    OF                 OF       INCREASE/
                                                                   SALES             SALES      (DECREASE)
                                                          -------- ------    ------- -------    ---------- -------
  Net revenues                                             $2,784   100%     $2,625    100%          $159      6%
  Product costs                                             1,045    38%      1,096     42%          (51)     -5%
--------------------------------------------------        -------- ------    ------- -------    ---------- -------
      GROSS MARGIN                                          1,739    62%      1,529     58%           210     14%

  Operating expenses
    Sales & marketing                                       1,467    53%        874     33%           593     68%
    General & administrative                                  864    31%        803     31%            61      8%
    Research & development                                    648    23%        358     14%           290     81%
--------------------------------------------------        -------- ------    ------- -------    ---------- -------
      TOTAL OPERATING EXPENSES                              2,979   107%      2,035     78%           944     46%
--------------------------------------------------        -------- ------    ------- -------    ---------- -------
      OPERATING LOSS                                      (1,240)   -45%      (506)    -19%         (734)    145%
--------------------------------------------------        -------- ------    ------- -------    ---------- -------
  Other Income (expenses)
    Interest and other, net                                    58     2%      (199)     -8%           257   -129%
    Realized gain on marketable securities                     76     3%          -      0%            76   100%
    Unrealized gain on marketable securities                1,688    61%          -      0%         1,688   100%
    Gain on liquidation of foreign subsidiaries                 -     0%          4      0%           (4)   -100%
    Gain on extinguishment of debt                              -     0%        134      5%         (134)   -100%
--------------------------------------------------        -------- ------    ------- -------    ---------- -------
      TOTAL OTHER INCOME (EXPENSES)                         1,822    66%       (61)     -2%         1,883   3087%
--------------------------------------------------        -------- ------    ------- -------    ---------- -------
    INCOME (LOSS) BEFORE INCOME TAX                           582    21%      (567)    -22%         1,149    203%
--------------------------------------------------        -------- ------    ------- -------    ---------- -------
    Income tax benefit (provision)                           (34)    -1%         45      2%          (79)   -176%
--------------------------------------------------        -------- ------    ------- -------    ---------- -------
    INCOME (LOSS) FROM CONTINUING OPERATIONS                  548    20%      (522)    -20%         1,070   -205%
--------------------------------------------------        -------- ------    ------- -------    ---------- -------
  Gain from the sale of discontinued operations                 -     0%          -      0%             -    --
  Income from discontinued operations, net of
  income tax                                                    -     0%        419     16%         (419)   -100%
--------------------------------------------------        -------- ------    ------- -------    ---------- -------
  NET INCOME (LOSS)                                          $548    20%     ($103)     -4%          $651    632%
==================================================        ======== ======    ======= =======    ========== =======


                                                              NINE MONTHS ENDED MARCH 31,
                                                           ----------------------------------    ---------- -------
                                                                                                    CHANGE FROM
                                                                                                    PREVIOUS YEAR
                                                                2004               2003
                                                           ---------------    ---------------
                                                              $     AS %         $    AS %            $        %
                                                                     OF                OF         INCREASE/
                                                                    SALES             SALES      (DECREASE)
                                                           -------- ------    ------- -------    ---------- -------
  Net revenues                                              $7,239   100%     $7,168    100%           $71      1%
  Product costs                                              2,417    33%      2,678     37%         (261)    -10%
--------------------------------------------------         -------- ------    ------- -------    ---------- -------
      GROSS MARGIN                                           4,822    67%      4,490     63%           332      7%

  Operating expenses
    Sales & marketing                                        3,270    45%      2,478     35%           792     32%
    General & administrative                                 2,538    35%      2,185     30%           353     16%
    Research & development                                   1,655    23%      1,181     16%           474     40%
--------------------------------------------------         -------- ------    ------- -------    ---------- -------
      TOTAL OPERATING EXPENSES                               7,463   103%      5,844     82%         1,619     28%
--------------------------------------------------         -------- ------    ------- -------    ---------- -------
      OPERATING LOSS                                       (2,641)   -36%     (1,354)   -19%       (1,287)     95%
--------------------------------------------------         -------- ------    ------- -------    ---------- -------
  Other Income (expenses)
    Interest and other, net                                    198     2%      (381)     -5%           579   -152%
    Realized gain on marketable securities                      76     1%          -      0%            76   100%
    Unrealized gain on marketable securities                 1,865    26%          -      0%         1,865   100%
    Gain on liquidation of foreign subsidiaries                  -     0%         46      1%          (46)   -100%
    Gain on extinguishment of debt                              76     1%        569      8%         (493)    -87%
--------------------------------------------------         -------- ------    ------- -------    ---------- -------
      TOTAL OTHER INCOME (EXPENSES)                          2,215    30%        234      3%         1,981    847%
--------------------------------------------------         -------- ------    ------- -------    ---------- -------
    INCOME (LOSS) BEFORE INCOME TAX                          (426)    -6%     (1,120)   -16%           694    -62%
--------------------------------------------------         -------- ------    ------- -------    ---------- -------
    Income tax benefit (provision)                            (24)     0%         45      1%          (69)   -153%
--------------------------------------------------         -------- ------    ------- -------    ---------- -------
    INCOME (LOSS) FROM CONTINUING OPERATIONS                 (450)    -5%     (1,075)   -15%           625    -58%
--------------------------------------------------         -------- ------    ------- -------    ---------- -------
  Gain from the sale of discontinued operations              1,000    14%          -      0%         1,000   100%
  Income from discontinued operations, net of
  income tax                                                     -     0%        785     11%         (785)   -100%
--------------------------------------------------         -------- ------    ------- -------    ---------- -------
  NET INCOME (LOSS)                                           $550     8%     ($290)     -4%          $840    290%
==================================================         ======== ======    ======= =======    ========== =======

      NET REVENUES

Net revenues of each of our principal product categories in dollars and as a percentage of total net revenues for the three and nine months ended March 31, 2004 and 2003 are summarized in the following table (in thousands except for percentage amounts):


--------------------------------------------  -----------------------------------------------------------------------------------
                                                                         THREE MONTHS ENDED MARCH 31,
                                              -----------------------------------------------------------------------------------
                                                      2004                     2003
                                              ----------------------  -----------------------
                                                  $           %           $            %          $ CHANGE          % CHANGE
                                              ----------  ----------  -----------  ----------  ---------------  -----------------
 Precision Design                                $1,823         65%       $1,233         47%             $590                48%
 Business Applications and Other                    961         35%        1,392         53%            (431)               -31%
--------------------------------------------  ----------  ----------  -----------  ----------  ---------------  -----------------
 NET REVENUES                                    $2,784        100%       $2,625        100%             $159                 6%
--------------------------------------------  ----------  ----------  -----------  ----------  ---------------  -----------------

-------------------------------------------- -----------------------------------------------------------------------------------
                                                                        NINE MONTHS ENDED MARCH 31,
                                             -----------------------------------------------------------------------------------
                                                     2004                     2003
                                             ----------------------  -----------------------
                                                 $           %           $            %          $ CHANGE          % CHANGE
                                             ----------  ----------  -----------  ----------  ---------------  -----------------
 Precision Design                               $3,873         54%       $2,985         42%             $888                30%
 Business Applications and Other                 3,366         46%        4,183         58%            (817)               -20%
-------------------------------------------- ----------  ----------  -----------  ----------  ---------------  -----------------
 NET REVENUES                                   $7,239        100%       $7,168        100%              $71                 1%
-------------------------------------------- ----------  ----------  -----------  ----------  ---------------  -----------------

Concurrent with the introduction our the newest release of our flagship product, TurboCAD(R) 10.0 in March 2004 and the full quarter effect of our wholly owned subsidiary Homeplan, Inc, sales of precision design products and services increased in the three and nine months ended March 31, 2004 as compared to the same reporting periods in the previous fiscal year. Additionally the introduction of the "DesignCAD" and the "Instant Series" line of products during the first quarter of fiscal 2004 contributed to the increase in sales of the precision design products as compared to the same period from the previous fiscal year. Revenues from Planworks amounted to $467,000 and $579,000 during the quarter and the nine months ended March 31, 2004. As we completed the acquisition of Planworks, LLC on November 18, 2003, we did not have similar revenues to report for the comparable period from the previous fiscal year.

Despite the introduction of new titles (PhotoObject) and the release of newer version of our existing products (EasyLanguage and Net Accelerator), the decline in sales of our historically strong selling products in the "Business Applications and Other" products like MasterClips and OrgPlus, and the decline in revenues from Keynomics, our productivity software subsidiary, resulted into an overall decrease in this segment during the three and nine months ended March 31, 2004 as compared to the same periods of the previous fiscal year. Revenues from Keynomics amounted to $71,000 and $549,000 during the three and nine months ended March 31, 2004, respectively as compared to $441,000 and $1,066,000, respectively in the comparable periods from the previous fiscal year. Keynomics produces ergonomic and keyboard training applications for worker-enhanced safety, productivity and ergonomic compliance improvements. Keynomics markets its applications mainly to call and data processing centers that have seen their activities increasingly outsourced to foreign competitors and therefore negatively affecting the Company's revenues.

Internationally, we distribute our products through our wholly owned German and Australian subsidiaries and republishing partners in Europe and Asia. International revenues during the quarter ended March 31, 2004 decreased slightly despite increased European business. This was the result of the decrease in the revenues recognized from our Australian subsidiary after we licensed the distribution rights of some of our products in Australia to a third party publisher in exchange for royalty payments. The increase in international sales during the nine months ended March 31, 2004, is primarily due to our reentry into the European market by re-activating our German subsidiary during the previous fiscal year. Total net sales from our German subsidiary accounted for $104,000 and $354,000, respectively during the three and nine months ended March 31, 2004. The following table details the revenue breakdown between the domestic and international markets for the periods indicated.

---------------------- ------------------------------------------------------
                                   THREE MONTHS ENDED MARCH 31,
                       ------------------------------------------------------
                            2004            2003
                       --------------- ---------------
                         $       %        $       %     $ CHANGE   % CHANGE
                       ------- ------- -------- ------ ----------- ----------
  Domestic sales       $2,300     83%   $2,125    81%        $175         8%
  International
    sales                 484     17%      500    19%        (16)        -3%
---------------------- ------- ------- -------- ------ ----------- ----------
 NET REVENUES          $2,784    100%   $2,625   100%        $159         6%
---------------------- ------- ------- -------- ------ ----------- ----------

----------------------- ------------------------------------------------------
                                     NINE MONTHS ENDED MARCH 31,
                        ------------------------------------------------------
                             2004            2003
                        --------------- ---------------
                          $       %       $       %     $ CHANGE    % CHANGE
                        ------- ------- ------- ------- ---------- -----------
  Domestic sales        $5,969     82%  $6,074     85%     ($105)         -2%
  International
    sales                1,270     18%   1,094     15%        176         16%
----------------------  ------- ------- ------- ------- ---------- -----------
 NET REVENUES           $7,239    100%  $7,168    100%        $71          1%
----------------------- ------- ------- ------- ------- ---------- -----------


We are currently serving the domestic and international retail markets using a combination of direct sales and republishing agreements. Low barriers to entry, intense price competition, and business consolidations continue to characterize the consumer software industry. Each of these factors along with the intermittent unfavorable retail conditions, including erosion of margins from competitive marketing and high rates of product returns, may adversely affect our revenues in the future.

Our international revenues may be affected by the risks customarily associated with international operations, including fluctuations of the U.S. dollar, increases in duty rates, exchange or price controls, longer collection cycles, government regulations, political instability and changes in international tax laws.

                  PRODUCT COSTS AND GROSS MARGIN

Our product costs include license fees, royalties that we pay to third parties based on sales of published software, amortization of capitalized software acquisition and development costs, the costs of CD-ROM duplication, printing of manuals, packaging and fulfillment, and freight. Costs associated with the return of products, such as refurbishment and the write down in value of returned goods are also included in product costs.

Our gross margin improved to 62% from 58% and to 67% from 63%, respectively during the three and nine months ended March 31, 2004. This improvement was due to our increased direct marketing emphasis on the higher margin precision design products. These products carry a lower cost as compared to others in our product mix as we own the majority of their underlying technology. In addition, we have experienced a significant reduction in amortization expenses for software products as a result of the products being fully amortized. Future business and product line acquisitions, however, will increase our basis in certain intangible assets (i.e. capitalized software development costs), the amortization of which may negatively affect our gross margin in the future.

Given the uncertain product lifecycle for some of our historically high margin products and depending on the success of the release of newer software versions, we may see our gross margin decline in future reporting periods.

                  SALES AND MARKETING

Our sales and marketing expenses consist primarily of salaries and benefits of sales and marketing personnel, commissions, advertising, printing and direct mail expenses. The increase in sales and marketing expenses during the three and nine months ended March 31, 2004 was mainly attributable to the following:

      o The additional sales and marketing expenses we incurred relating to the Planworks business that we acquired during the second quarter of fiscal 2004.

      o Increased payroll and related wage expenses due to increases in headcount in order to strengthen our direct marketing presence.

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

Our general and administrative expenses slightly increased during the quarter ended March 31, 2004 as compared to the same quarter from the previous year. This increase is primarily due to additional IT and investors relation expenses in part offset by a decrease in legal costs.

The increase in general and administrative expenses during the nine months ended March 31, 2004 as compared to the same reporting period from the previous fiscal year was primarily due to amortization expense of $237,000 from the issuance of warrants to outside consultants mainly providing services in the area of investor relations. The comparable period from the previous fiscal year also included the reversal of the intrinsic value of warrants issued to Mr. Martin Wade III, our CEO, as part of his initial employment agreement. During the second quarter of fiscal 2003, we amended Mr. Wade's employment agreement whereby IMSI and Mr. Wade agreed to the full and complete cancellation of all outstanding warrants granted to Mr. Wade. Consequently, we reversed, during the nine months ended March 31, 2003, $432,000 of already incurred amortization expense of the intrinsic value of warrants issued to Mr. Wade which were unvested.

Excluding the effect of the two transactions above, general and administrative expenses would have declined by approximately $316,000 during the nine months ended March 31, 2004 as compared to the same period from the previous fiscal year. This decrease is mainly attributable to the decline of general and administrative expenses related to our Australian subsidiary as we switch their business model to a licensing mode and to a substantial decline in our legal fees as a result of the settlement of all outstanding legal actions from previous periods.

                  RESEARCH AND DEVELOPMENT

Our research and development expenses consist primarily of salaries and benefits for research and development employees and payments to independent contractors. Our management believes that investment in research and development is essential to respond to ever-evolving customers demands. The increased ratio of research and development expenses as a percentage of sales reflects our commitment to investing in and developing our core products. We continue to maintain a strong partnership with our third party development team in Russia at competitive costs.

The increase in research and development expenses in the three and nine months ended March 31, 2004 as compared to the same period from the previous fiscal year resulted mainly from increased personnel and consulting costs. These costs related to the development of our web properties including houseplans.com and the development of new versions of our software products including the recently released TurboCAD Professional Version 10 and OrgChart Professional.

                  INTEREST AND OTHER, NET

Interest and other expenses, net, include interest and penalties on debt instruments, foreign currency transaction gains and losses, and other non-recurring items. The following table summarizes the components of interest and other, net for the three and nine months ended March 31, 2004 and 2003:

-------------------------------------------------------------------------------- -----------------------------------------------
                                         THREE MONTHS ENDED MARCH 31,                     NINE MONTHS ENDED MARCH 31,
                               ------------------------------------------------- -----------------------------------------------
                                                             $ CHANGE FROM                                    $ CHANGE FROM
                                                             PREVIOUS YEAR                                    PREVIOUS YEAR
                                                        ------------------------                          ----------------------
                                  2004         2003                                 2004         2003
                               ------------ ----------- ------------------------ ------------ ----------- ----------------------
                                    $            $        $ INCREASE       %          $            $      $INCREASE/       %
                                                        / (DECREASE)                                      (DECREASE)
                               ------------ ----------- -------------- --------- ------------ ----------- ------------ ---------
Interest & Other, net
  Interest (expense)                 ($23)      ($128)           $105      -82%        ($26)      ($304)         $278      -91%
  Interest income                       24           1             23     2300%           69           9           60      667%
  Foreign exchange gain (loss)         (1)          37           (38)     -103%           47          23           24      104%
  Other income (Expenses)               58       (109)            167     -153%          108       (109)          217     -199%
------------------------------------------- ----------- -------------- --------- ------------ ----------- ------------ ---------
TOTAL INTEREST & OTHER, NET            $58      ($199)           $257     -129%         $198      ($381)         $579     -152%
------------------------------------------- ----------- -------------- --------- ------------ ----------- ------------ ---------

As previously disclosed in our annual report for the fiscal year ended June 30, 2003, in September 2001 we undertook an intensive reassessment of the current costs and future potential financial benefits of the Design.NET project, an online design and visualization tool allowing users to design homes and offices on the Internet. We concluded it would be in our best interest to spin off the Design.NET project. Consequently, we entered into an agreement with Michael Gariepy (a former Vice president of IMSI) to transfer the majority of the ownership of the project (80.01%) to employees (including Mr. Gariepy) who were key to its continued development while we retained a 19.99% ownership interest in the new venture. Based on our understanding of the project and the risks associated with its technical feasibility, we recorded the value of our ownership with a zero book value. Pursuant to that agreement, the employees resigned from IMSI and established Plan3D, Inc. to pursue the development of the technology. During the quarter ended March 31, 2004, we sold our ownership in Plan3D to Mr. Gariepy in exchange for 45,000 shares of IMSI common stock that he held. As a result, of this transaction, we recognized a gain of $58,000.

                  REALIZED GAIN ON MARKETABLE SECURITIES

During the quarter ended March 31, 2004 we realized a $76,000 gain on marketable securities as we sold 10,000 shares of Jupitermedia common stock that we received as part of the consideration related to the sale of ArtToday on June 30, 2003.

                  UNREALIZED GAIN ON MARKETABLE SECURITIES

We recorded a $1.7 million and a $1.9 million gain on marketable securities during the three and nine months ended March 31, 2004, reflecting the increase in the market value of our equity portfolio. The following table summarizes the net gain on marketable securities:

--------------------------------------------------------------------------------- --------------------------------------
           DESCRIPTION                          THREE MONTHS ENDED MARCH 31, 2004         NINE MONTHS ENDED MARCH 31, 2004
           -----------                          ---------------------------------         --------------------------------
Gain on Jupitermedia common stock                        $             1,660,000              $               1,800,000
Gain on professionally managed portfolio                                  27,681                                 64,526
--------------------------------------------------------------------------------- --------------------------------------
TOTAL                                                    $             1,687,681              $               1,864,526
--------------------------------------------------------------------------------- --------------------------------------


                  GAIN ON EXTINGUISHMENT OF DEBT

During the nine months ended March 31, 2004, we recognized a gain of $76,000 from the extinguishment of debt primarily relating to the settlement of liabilities related to assets under a capital lease.

During the nine months ended March 31, 2003, we recognized a gain of $569,000 from the extinguishment of debt representing the difference between the carrying balances and the settlement amounts payable to a variety of unsecured creditors.

                  PROVISION FOR STATE AND FEDERAL INCOME TAXES

In the three months ended March 31, 2004, we recorded tax expense of $34,000 arising from state income tax incurred from the prior fiscal year.

We have not recorded a tax benefit for current domestic tax losses because of the uncertainty of realization. We adhere to Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

                  INCOME FROM DISCONTINUED OPERATIONS

In June 2003, we sold ArtToday, our wholly owned subsidiary based in Arizona, to Jupitermedia. Under Generally Accepted Accounting Principles ("GAAP") in the United States, ArtToday's operating results for the three and nine months ended March 31, 2003, totaling $419,000 and $785,000, respectively, have been accounted for as discontinued operations.

         LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2004, we had $4,905,000 in cash and cash equivalents. This represents a $344,000 decline from the $5,249,000 balance at December 31, 2003 and a $5,494,000 decline from the $10,399,000 balance at June 30, 2003. Working capital at March 31, 2004 was $6,032,000. This represents a decline of $24,000 from the working capital at December 31, 2003 and a decline of $2,624,000 from the working capital at June 30, 2003 of $8,656,000.

Our operating activities used net cash of $2,450,000 during the nine months ended March 31, 2004. This compares to net cash used in operations of $395,000 during the nine months ended March 31, 2003. Our increased operating loss, combined with payments we made relating to accrued taxes and other accrued expenses and the increase in our receivables and inventories contributed to the increased usage of cash in the nine months ended March 31, 2004 as compared to the same period from the previous fiscal year. Receivables and inventories increased during the nine months ended March 31, 2004 primarily due to a change in the method of distribution for some of our products, including TurboCAD(R), from licensing arrangements to selling directly to resellers and distributors. During the quarter ended December 31, 2003, we recorded a gain of $1.0 Million from the sale of discontinued operations representing the successful achievement of the first earn-out from the sale of ArtToday. This earn-out was contingent on ArtToday reaching certain revenue milestones. The full amount of the $1.0 Million earn-out was earned during the second quarter of fiscal 2004 and was paid per the stock purchase agreement on February 13, 2004.

 Our investing activities consumed net cash of $3,089,000 during the nine months ended March 31, 2004, as compared to net cash used of $233,000 during the comparable period from the previous fiscal year. The cash was mainly used to acquire Planworks and several new product lines and assets. The following table details the cash outlays for the significant acquisitions we made during the nine months ended March 31, 2004 (including transaction fees).

-------------------------------------------------------------------------------- -------------------------
                                                         ACQUIRED IN                  CASH SPENT (IN $000)
WEBSITES, CONTENT AND NEW PRODUCT LINES:
   Homeplans.com                                     3rd quarter of Fiscal 2004                    ($290)
   CADsymbols                                        2nd quarter of Fiscal 2004                     (365)
   CADsymbol                                         2nd quarter of Fiscal 2004                     (171)
   DesignCAD                                         1st quarter of Fiscal 2004                     (700)
   Cadalog                                           1st quarter of Fiscal 2004                     (295)
    Other                                            2nd quarter of Fiscal 2004                      (35)

BUSINESS
   Planworks                                         2nd quarter of Fiscal 2004                     (260)
--------------------------------------------------                               -------------------------
TOTAL                                                                                            ($2,116)
-------------------------------------------------------------------------------- -------------------------


These acquisitions are consistent with our strategy to grow our software and services businesses with a focus on products and services that complement our direct marketing and online distribution strengths. We expect to continue to identify and acquire products and launch services that satisfy real customer needs and have the combination of high growth potential and positive EBITDA. These acquisitions, including the Aladdin Systems, Inc. acquisition that we consummated subsequent to this fiscal quarter end, will be funded through a combination of cash on hand, debt and the issuance of our common stock. The divestiture of ArtToday provided us with sufficient liquidity to continue to strengthen our product portfolio and distribution channels.

Our investing activities also included investment in marketable securities in the amount of $367,000 during the nine months ended March 30, 2004 in part offset by proceeds of $116,000 we collected from the sale of marketable securities.

Also, during the first quarter of fiscal 2004, we received a 15% one-year note from DCDC when we extended a loan to them in the amount of $350,000. The note is due, with interest, on September 18, 2004. The note is secured by 400,000 shares of IMSI's stock held by DCDC. The agreement also called for DCDC not to sell any IMSI common stock that it held with the exception of private sales of IMSI common stock, prior to February 15, 2004.

Our financing activities provided net cash of $85,000 during the nine months ended March 31, 2004. This compares to $761,000 of net cash used by financing activities during the comparable periods from the previous fiscal year. During the quarter ended March 31, 2004 we issued a short term note secured by selected accounts receivable in the amount of $350,000 to one of our financing partners and paid off $28,000 prior to period end. We also received cash from the exercise of warrants and options in the amounts of $96,000 and $111,000, respectively in the nine months ended March 31, 2004. As previously disclosed, we paid $160,000 to Imageline on July 7, 2003, which represents the final payment in connection with our mutual settlement of previous infringement claims. In addition, we partially repaid notes related to the businesses we acquired in the aggregate amount of $220,000 during the nine months ended March 31, 2004.

Historically, we have financed our working capital and capital expenditure requirements primarily from short-term and long-term notes and bank borrowings, capitalized leases and sales of common stock. The sale of ArtToday to Jupitermedia in June 2003 provided us with additional sources of funds to support future growth. We may also seek additional equity and/or debt financing to sustain our growth strategy. However, we believe that we have sufficient funds to support our operations at least for the next twelve months, based on our current cash position and equity sources. If we are successful in continuing to improve our financial performance, we believe that we will be able to obtain any additional financing required on competitive terms. In addition, we will continue to seek opportunities and discussions with third parties concerning the sale or license of certain product lines and/or the sale or license of a portion of our assets.

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

         CRITICAL ACCOUNTING POLICIES

In accordance with recent Securities and Exchange Commission guidance, those accounting policies that we believe are the most critical to an investor's understanding of our financial results and condition have been expanded and are discussed below. Certain of these policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management to determine the appropriate assumptions to be used in the determination of certain estimates.

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

                  INVENTORIES

Inventories are valued at the lower of cost or market and are accounted for on the first-in, first-out basis. Management performs periodic assessments to determine the existence of obsolete, slow moving and non-salable inventories, and records necessary provisions to reduce such inventories to net realizable value. As of March 31, 2004, distributors held approximately $18,000 of our inventory under consignment arrangements.

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

      o     Market value fluctuations related to our investments.


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

Not Applicable

ITEM 3- DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 23, 2004, we filed with the Securities and Exchange Commission a Definitive Proxy Statement on Schedule 14-A pursuant to section 14(A) of the Securities Exchange Act Of 1934 in connection with the solicitation of proxies by the board of directors of IMSI for use at the annual meeting of the shareholders.

The annual meeting of the shareholders of IMSI was held on March 17, 2004 and the following proposals were approved by the shareholders:

o The election of seven directors for a term of one year:

------------------------ -------- -------------------------------------- ----------------- ---------------- -----------------
      NAME                AGE                  OCCUPATION                 DIRECTOR SINCE   VOTES CAST FOR    VOTES WITHHELD
------------------------ -------- -------------------------------------- ----------------- ---------------- -----------------
Bruce Galloway           45       Chairman of the Board of Directors     2001                   18,430,101            28,729
------------------------ -------- -------------------------------------- ----------------- ---------------- -----------------
Martin Wade, III         54       Chief Executive Officer                2001                   18,435,351            23,479
------------------------ -------- -------------------------------------- ----------------- ---------------- -----------------
Evan Binn                64       Director                               2001                   17,677,611           781,219
------------------------ -------- -------------------------------------- ----------------- ---------------- -----------------
Donald Perlyn            60       Director                               2001                   17,677,161           781,669
------------------------ -------- -------------------------------------- ----------------- ---------------- -----------------
Robert Mayer             49       Executive Vice President               2000                   17,673,911           784,919
------------------------ -------- -------------------------------------- ----------------- ---------------- -----------------
Robert S. Falcone        57       Director                               2002                   18,443,051            15,779
------------------------ -------- -------------------------------------- ----------------- ---------------- -----------------
Richard J. Berman        61       Director                               2002                   18,442,901            15,929
------------------------ -------- -------------------------------------- ----------------- ---------------- -----------------

o The approval of the 2004 Incentive Stock Option Plan. This proposal was approved according to the votes as cast below:

      o     For: 17,980,913

      o     Against: 197,951

      o     Abstain: 279,966

o The authorization of the issuance of options aggregating up to 49.0% of the outstanding capitalization. This proposal was approved according to the votes as cast below:

      o     For: 17,877,261

      o     Against: 321,777

      o     Abstain: 259,792

      o The ratification of the appointment of Grant Thornton LLP as IMSI's independent auditors for the fiscal year ending June 30, 2004. This proposal was approved according to the votes as cast below:

      o     For: 18,329,509

      o     Against: 5,266

      o     Abstain: 124,055


ITEM 5- OTHER INFORMATION

Not Applicable


ITEM 6- EXHIBITS AND REPORTS ON FORM 8-K

         (A) EXHIBITS AND FINANCIAL STATEMENTS:

The following documents are filed as a part of this Report:

                  FINANCIAL STATEMENTS

The following consolidated financial statements of International Microcomputer Software, Inc., and Subsidiaries are incorporated by reference in Part I, Item 1:

      Condensed Consolidated Balance Sheet at March 31, 2004 and June 30, 2003

      Condensed Consolidated Statements of Operations for the interim periods ended March 31, 2004 and 2003

      Condensed Consolidated Statements of Shareholders' Equity for the interim period ended March 31, 2004

      Condensed Consolidated Statements of Cash Flows for the interim periods ended March 31, 2004 and 2003

      Notes to Condensed Consolidated Financial Statements


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

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (B) REPORTS ON FORM 8-K

      o On February 11, 2004 we furnished a report on Form 8-K to announce our financial results for the fiscal quarter ended December 31, 2003.

      o On January 23, 2004 we filed a Form 8-K to announce that we had entered into a definitive agreement with Aladdin Systems Holding, Inc. to acquire its wholly owned subsidiary, Aladdin Systems, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
------------------------------------------

DATE: MAY 13, 2004

/S/ MARTIN WADE, III
--------------------
Martin Wade, III
Director & Chief Executive Officer


/S/ WILLIAM J. BUSH
-------------------
William J. Bush
Chief Financial Officer (Principal Accounting Officer)

                               INDEX TO EXHIBITS:

NUMBER   EXHIBIT TITLE                                                                                           PAGE
----------------------------------------------------------------------------------------------------------------------
31.1     Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002       30
31.2     Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002       31
32.1     Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002       32
32.2     Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002       33