Form 10KSB
period 2004-06-30
INTERNATIONAL MICROCOMPUTER SOFTWARE INC /CA/
filed 2004-09-13
CIK 814929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2004

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934
For the Transition Period from _____ to _____

Commission File No. 0-15949

INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
(Name of Small business issuer in its charter)

CALIFORNIA	94-2862863
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 ROWLAND WAY, NOVATO, CALIFORNIA	94945
(Address of principal executive offices)	(Zip code)

(415) 878-4000
Issuer's telephone number

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common stock, no par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer’s revenues for its most recent fiscal year. $11,985,000.

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the average bid and asked price of the common stock as of September 7, 2004 was approximately $26,124,231.

As of September 7, 2004, 27,434,956 Shares of Issuer’s common stock, no par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
FORM 10-KSB ANNUAL REPORT
FOR THE YEAR ENDED JUNE 30, 2004

PART I

Forward-Looking Information

This Annual Report of International Microcomputer Software, Inc ("IMSI" or the "Company") on Form 10-KSB contains forward-looking statements, particularly those identified with the words, "anticipates," "believes," "expects," "plans," and similar expressions. These statements reflect management’s best judgment based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under "Legal Proceedings" and "Management’s Discussion and Analysis and Plan of Operations," generally, and specifically therein under the captions "Liquidity and Capital Resources" as well as elsewhere in this Annual Report on Form 10-KSB. Actual events or results may differ materially from those discussed herein.

Item 1- Description of Business
Business Development

Headquartered in Novato, California, IMSI was incorporated in California in November 1982. Over the next 16 years, we grew to become a leading developer and publisher of productivity software in the precision design, graphic design, and other related business applications fields. We acquired TurboCAD, our flagship product, in 1985, and developed and acquired numerous products and product categories over the years. By the end of 1998, we developed, marketed and distributed our products worldwide, primarily through the retail channel.

In 1998, we acquired ArtToday.com ("ArtToday") an Internet provider of clipart, photos and other graphics content as part of our strategy to transition from the retail channel to Internet based product distribution and to migrate our core products and content in the design and graphics categories to the Internet. This transition proved costly and we suffered large losses that threatened our survival. Beginning in 2000, we underwent a major financial restructuring that focused on the design and graphics software categories and on expanding ArtToday.com.

In August 2001, we entered into a merger agreement with Digital Creative Development Corp ("DCDC"). Upon signing of the merger agreement, Mr. Martin Wade III, a director and the CEO of DCDC, became CEO of IMSI, four of our five directors resigned and the entire board of directors of DCDC was appointed to the IMSI board of directors.

In November 2001, we acquired Keynomics, Inc ("Keynomics") from DCDC, which focused on productivity enhancement software. Keynomics develops and markets productivity and ergonomic compliance tools improvements through its proprietary software system, "The KeySoft Performance System". Keynomics’ mission is to reduce corporate keyboarding costs and their related risks and provide significant long-term savings through ergonomic and productivity training and awareness.

In February 2002, we entered into a "Mutual Termination Agreement and Release" with DCDC whereby the proposed merger was terminated and each company was released from all duties, rights, claims, obligations and liabilities arising from, in connection with, or relating to, the proposed merger.

In June 2003, we sold ArtToday, our wholly owned subsidiary based in Arizona, to Jupitermedia Corporation ("JupiterMedia") for a combination of cash, restricted stock and two-year earn-outs.

The sale of ArtToday to Jupitermedia provided the Company with significant capital allowing us to accelerate the implementation of our strategy of strengthening and expanding our core businesses of precision design and consumer software. Our focus is to acquire and develop businesses and product lines which have significant revenue and cost synergies with our existing product lines as well as which utilize the internet as a primary means of distribution. To that end we have completed several acquisitions and one divestiture aimed at growing our revenues and strengthening our financial results. The following is a description of the key transactions, in chronological order of closing, which were integral to this strategy that we completed subsequent to our divestiture of ArtToday:

DevDepot On May 11, 2004 we entered into an asset purchase agreement with DevDepot, LLC, whereby we acquired certain assets of DevDepot. The assets included inventories, customers’ profiles, rights to all contracts and license agreements in addition to certain interests in intellectual properties related to the business. DevDepot is a highly focused on-line marketer of utilities and hardware and software add-ons primarily for the Macintosh market. It operates www.devdepot.com and www.radgad.com as well as being active in the sale of products at well known industry trade shows.

Allume On April 19, 2004 we completed the acquisition of all the outstanding stock of Aladdin Systems, Inc. ("Aladdin"), a developer and publisher of utility software solutions in the areas of information access, removal, recovery, security and distribution of information and data for the Windows, Linux and Macintosh platforms. We purchased Aladdin for a combination of cash, stock and notes from its parent company, Aladdin Systems Holdings, Inc. and subsequently changed the company’s name to Allume Systems, Inc ("Allume"). With over 50% of its sales being generated via the internet, Allume has broadened our reach into this key distribution channel. With its strengths in product development and direct marketing as demonstrated by the award winning StuffIt product line, Allume has significantly improved the depth and breadth of our product offerings. Reflecting its development and marketing strengths, Allume is the number #1 developer of utilities for Macintosh as well as the #1 reseller of 3rd party products in the Digital River’s network. With its long standing direct marketing model and extensive Macintosh user base, Allume is well suited to create revenue synergies with DevDepot. More information regarding products and services are available at www.allume.com and www.StuffIt.com.

Houseplans.com On February 23, 2004 we entered, through our wholly owned subsidiary, Houseplans, Inc. ("Houseplans"), into an asset purchase and license agreement with ULTRYX, Inc ("ULTRYX") whereby we acquired certain assets of ULTRYX. The assets included the Houseplans.com domain name, related web site assets including 2,000 stock house plans and related on-line and print content in addition to customers’ profiles. The acquisition of this key domain name and related content will allow us to continue to expand our presence and improve our efficiency in the fast growing market for the sale of stock house plans via the internet. More information regarding products and services are available at www.houseplans.com and www.houseplanguys.com.

Houseplans On November 17, 2003, we acquired Planworks L.L.C. ("Planworks"), a leading on-line distributor of stock house plans. Planworks operates the Houseplanguys.com website that contains an extensive library of over 11,000 unique house plans and has more than 25,000 registered members. We also acquired ten other domain names which are used to assist individuals and designers looking for house plans and related products, further strengthening the IMSI network of on-line design and content commerce sites. We subsequently changed the company’s name from Planworks to Houseplans, Inc. This business represents a new connection point for our historically strong design and content customers. More information regarding products and services are available at www.houseplans.com and www.houseplanguys.com.

CADsymbol On November 6, 2003, we entered into an asset purchase agreement with Assistto GmbH ("Assistto"), a German company, whereby we acquired title and interest in certain tangible and intangible assets of Assistto. The assets included over 30 million CAD symbols, custom developed software and all related assets including inventory, web sites and domain names. With these symbols and the related website assets, we will be able to continue to develop and deliver, via the internet, CAD content to our Architecture, Engineering and Construction customers who rely on this content to create, modify and design drawings using a variety of CAD software packages. More information regarding products and services are available at www.CADsymbol.com.

CADsymbols On October 27, 2003, we entered into an asset license and purchase agreement with Cardiff Consultants, Limited, a New York corporation ("Cardiff"), whereby we acquired from Cardiff the exclusive, non-transferable right to use the CADsymbols.com and CADsymbols.net domain names and trademarks until December 31, 2006, when Cardiff is to assign the domain names and trademark to us subject to our payment of all amounts due Cardiff. As part of the transaction, we also entered into a license for Cardiff’s CAD symbols which with the key domain name formed the basis of this business. The Cadsymbols domains, in combination with the on-line part libraries acquired from CADalog Inc and Assisto, allowed us to establish one of the CAD industry's largest subscription-based CAD content sites. More information regarding products and services are available at www.CADsymbols.com.

CADalog On September 12, 2003, we acquired from CADalog, Inc, CADalog.com, a network of websites that offers one of the largest mechanical parts symbols libraries on-line and allows members access to over eight million 2D and 3D hardware component symbols. The acquisition also included the purchase of CADalog, Inc.'s Partsxl.com, Partswork.com and 3DModelsharing.com websites. The acquisition is a natural extension of our CAD expertise as CADalog.com and its related sites allowed us to join various parts of our businesses for a complete offering of CAD related software resources. More information regarding products and services are available at www.CADalog.com.

DesignCAD On July 28, 2003, we entered into an agreement to purchase the tangible and intangible assets of Upperspace Corporation ("Upperspace"), an Oklahoma corporation, constituting its DesignCAD line of products, several learning aids, and various smaller design programs. These products enabled us to significantly strengthen the depth and variety of our offerings to consumers and small business users in the under $100 CAD market. More information regarding products and services are available at www.imsisoft.com .

Keynomics To further refine the focus of the company, in July 2004, we sold the assets and customer related liabilities of our wholly owned subsidiary Keynomics, Inc. The acquiring entity (Keynomics, L.L.C.) will continue to provide ergonomic and keyboard training using the KeySoft Performance System(TM) for worker-related safety, productivity, and ergonomic compliance improvements. As part of the consideration, which consisted mainly of cash with the potential for additional cash consideration based on the achievement of certain revenue targets, we acquired a ten (10%) ownership interest in Keynomics, L.L.C. As a result of this sale, we have categorized the operations of this subsidiary as discontinued and we expect, in the September 2004 quarter, to record a gain on the sale of the Keynomics, Inc. assets of approximately $84,000.

Overview of Our Business

    Principal Products and Services

We publish over 100 software titles worldwide and offer an array of services to our customers. The following is a brief description of our principal product families and selected product brands:

Business Segment	Product Family	Product Group	Product Brand

Precision Design Solutions	Precision Design Software	Professional CAD Solutions	TurboCAD Professional
TurboCADCAM
CADalog
CADsymbol CD
		Consumer CAD Solutions	TurboCAD Deluxe
DesignCAD
Instant Series
FloorPlan
	Precision Design Services	Content	Houseplans.com
Houseplanguys.com
CADsymbols.com

Consumer and Business Software Solutions	Utilities	Compression, Access and Transmission (CAT)	StuffIt Delux & Standard
		Security and Internet	iClean
Internet Cleanup
SpamCatcher
Spring Cleaning
NetAccelerator
DragStrip
		Software Compilations	Ten for X
Creative Essentials
The Big Mix
	Business Applications and Other	Business Solutions	FlowCharts & More
FormTool
OrgChart Professional
QuickStart
TurboProject
		Graphics Solutions	Animations & More
ClipArt & More
HiJaak
		Consumer Solutions	The Lord of the Rings Activity Studio
EazyLanguage
Legacy Family Tree
TurboTyping

Precision Design Solutions

Precision Design Software

Professional CAD Solutions

•	TurboCAD is a top-selling Computer Aided Design ("CAD") software product that allows a user to create and modify precision drawings. It offers comprehensive functionality for the technical professional combined with ease-of-use for the novice user. TurboCAD is used by architects, engineers, and contractors in small and medium-sized businesses, as well as by workgroups within many large corporations such as Pennzoil, Dow Chemical, Bechtel, Babcock & Wilcox, Houston Power & Lighting, and Motorola.

•	TurboCADCAM integrates our popular, award winning computer-aided design program with powerful computer-aided machining capabilities. This seamless integration of CAD, CAM and CNC is designed to immediately increase machine shop and manufacturer profits and productivity.

•	CADalog is a network of websites that offers one of the largest mechanical parts symbols libraries on-line and allows members access to over eight million 2D and 3D hardware component symbols.

•	CADsymbol CD is the most extensive collection of standard parts and symbols available containing over 30 million symbol drawings and models in 2D view and freely revolving 3D models.

Consumer CAD Solutions

•	TurboCAD Deluxe is an easy to use solution to design and present 2D and 3D ideas. It features over 250 2D/3D precision tools.

•	DesignCAD is a group of CAD software products (including DesignCAD 3d Max and DesignCAD Express), that are targeted toward smaller contractors, DIY’s (do it yourselfers) and residential homeowners.

•	Instant Series is an array of CAD titles, including Instant Architect and Instant Deck Design with common easy to use features geared toward consumers.

•	FloorPlan is a software tool for residential and commercial space layout that allows a user to create, view, and walk through plans in three dimensions with photo-realistic rendering. FloorPlan 3D has received numerous industry awards such as PC Magazine’s Editors Choice Award, and has sold over one million units.

Precision Design Services (Content)

•	Houseplans.com and Houseplanguys.com are part of a network of websites that contain an extensive library of over 15,000 unique house plans, which are targeted to general contractors, individuals and designers. The network has more than 50,000 registered members.

•	CADsymbols.com is a library of content offered on-line and aimed to help graphic designers and engineers in their graphic application.

Consumer & Business Software Solutions

Utilities

This product family is substantially comprised by products obtained through our acquisition of Allume. These products are organized in three groups:

❖	Compression, Access and Transmission (CAT)

❖	Security and Internet

❖	Software Compilations

Compression, Access and Transmission

This group is mainly comprised of the StuffIt brand. StuffIt is a leading software product that addresses the following:

➢	Sending information in a way that is fast, safe and secure over the Internet or any network

➢	Accessing information received

➢	Archiving information

➢	Backing up information

➢	Maximizing storage capacity and bandwidth

➢	Automating the process of sending and receiving information

StuffIt has been adopted as a worldwide compression standard for the Macintosh platform and is distributed by Apple Computer and America Online. StuffIt products have been shipped to over 20 million users worldwide over the last three years, including approximately 13 million copies distributed by Apple Computer shipped pre-loaded on Apple Computer's products.

The StuffIt brand includes:

•	StuffIt Deluxe (Windows and Macintosh)

•	StuffIt Standard Edition (Windows, Macintosh and Linux)

•	StuffIt Expander (Windows and Macintosh)

•	StuffIt Express (Windows and Macintosh)

•	StuffIt Installermaker (Macintosh)

•	StuffIt Engine SDK (Windows, Linux, Solaris and Macintosh)

Security and Internet

•	iClean (Windows and Macintosh) - iClean allows a user to remove specific unwanted or unneeded files gathered by the Web browser. Removing these files recovers disk space and helps ensure on-line privacy. iClean is targeted at the OEM marketplace.

•	Internet Cleanup (Windows and Macintosh) - Internet Cleanup is a spyware, Internet cleanup and privacy solution used to remove unwanted internet files and protect users identity. Internet Cleanup also blocks pop-up and banner ads, and detects and removes Spyware.

•	SpamCatcher (Windows) - SpamCatcher is an anti-spam software solution published by Allume Systems. SpamCatcher is designed to catch unwanted and undesirable, unsolicited email that a person receives. It integrates with Microsoft's Outlook email client and also works with most of the popular email solution programs on the market today.

•	Spring Cleaning (Windows and Macintosh) - Spring Cleaning is a software "uninstaller" product that removes unwanted and unused software and their related files from a user's computer.

•	NetAccelerator (Windows) is enhancement tool that boosts computer performance and makes the browsing and downloading experience faster.

•	DragStrip (Windows and Macintosh) - DragStrip allows users to launch, find, organize and access applications and documents quickly and efficiently.

Software Compilations

The Ten for X brand was developed to take advantage of the lack in functionality in many areas of the new Macintosh OS X operating system and the many good software products that are being created by developers who do not have access, ability, desire, or the organization to expand their software offering beyond the shareware model. Ten for X allows these developers to reach a wider audience. The software is sold at Apple Computer stores and other retailers, as well as Allume Systems’ web sites.

•	Ten for X: Utilities Volume 1 is a collection of 11 Macintosh OS X utility software products.

•	Ten for X: Utilities Volume 2 is the second collection of utilities and includes a spam solution along with ten other popular software utilities for Macintosh OS X.

•	Ten for X: Games Volume 1 is a collection of 13 games for Macintosh OS X, including the very popular Bugdom 2.

•	GameOn Action is a collection of six action pack games for the Macintosh. This compilation includes games like Spyhunter (TM) and Freedom Force.

•	GameOn Family is a collection of games for the whole family, designed to provide hours of endless fun. This compilation includes Zoo Tycoon and Tony Hawk's Pro Skater 3 plus three other games.

•	Creative Essentials is a collection of professional graphic tools for the Mac sold at an affordable price.

•	The Big Mix is a collection of music and audio tools that allows Macintosh users to learn, create, listen and share their music.

Business Applications and Other

Our business applications and other family of products includes art images, photographs, video clips, animations and fonts stored in electronic form that enhance communication by making on-line, onscreen and printed output more visually appealing and other business graphics and general office products. Our business applications products include the following three product groups:

Business Solutions

•	FlowCharts & More enables general business users to create a wide variety of diagrams, including flow charts, organization charts, timelines, block diagrams, geographic maps, and marketing charts.

•	FormTool is a forms automation product that allows users to design and print personal forms quickly, or choose from over 400 pre-built templates.

•	OrgChart Professional is an application designed for creating professional organization charts. OrgChart Professional completely automates chart creation so that no drawing or manual positioning of boxes is required.

•	QuickStart is an application that generates professionally designed layouts, images, business cards, letterheads, greeting cards, postcards and labels for envelopes, CDs, DVD cases, file folders, bar codes, diskettes, shipping, video tapes and jewel cases.

•	TurboProject is a project management tool that allows users to create and manage a project schedule, allocate resources and establish and track project budgets.

Graphics Solutions

•	Animations & More, ClipArt & More are large collections of top-quality, royalty-free images, animations, videos, fonts, sounds and images in a variety of categories. The included media are useful to a wide range of customers such as individuals making printed announcements in their home, and professional graphic artists designing brochures for clients.

•	HiJaak is a professional graphics toolkit that allows users to convert, manage and view over 115 graphics file formats including 3D and full Postscript files.

Consumer Solutions

•	The Lord of the Rings Activity Studio allows the user to experience the movie magic of J.R.R. Tolkien’s best selling Fellowship of the Ring books. The software includes movie stills, and lets the user print themed calendars, posters, party kits, and more.

•	EazyLanguage is a tool for learning over 16 languages, including Spanish, French, German, Russian, English, Italian, Japanese, Korean, and more. Perfect for beginners, business travelers, and others wishing to learn a new language or sharpen existing skills.

•	Legacy Family Tree is a powerful and easy-to-use family history software designed to easily produce and share family trees.

•	TurboTyping, geared toward home users, business users and students, is a fast way to improve typing skills. This application improves the user’s typing skills by a factor of three to five times.

Distribution Methods

Depending on the product and the customer, we deliver our products either as Electronic Software Download (ESD) or as physical products. Our distribution methods are comprised of the following three major channels:

•	Direct Marketing:

o	Direct to Consumer- We conduct direct mail campaigns, both postal and email, for our existing and new products in addition to upgrades of existing products, as well as third-party offers. These mailings generally offer a specially priced product, as well as complementary or enhanced products for a further charge. We maintain e-commerce websites and employ a sales force internally and through strategic partnerships:

▪	On-line- A key emphasis of our sales strategy is to significantly increase the marketing of our products via the Internet. We sell from our own websites, as well as through strategic partnerships with on-line resellers and service bureaus.

▪	Telesales- We sell certain of our products and services through our sales force as well as through external call centers.

o	Direct to Businesses- We believe that certain of our products and services, particularly TurboCAD, StuffIt, TurboProject, OrgChart Professional and HiJaak, are well suited for use within large corporations. Over the past year, we have sold site licenses to large companies, including Fortune 100 companies. We market to these corporations through a combination of telemarketing, direct mail, and e-mailing.

•	Retail / Distribution- We are increasing our presence in the retail software market utilizing selected distributors and partners for a number of our products in order to reach a wider range of end users. However, intense price competition along with the intermittent unfavorable retail conditions, including erosion of margins from competitive marketing and high rates of product returns, make this distribution channel increasingly challenging.

•	Republishing- We have republishing agreements domestically and internationally which typically include minimum guaranteed royalty payments.

Competitive Business Conditions

The software industry and the Internet are highly competitive and characterized by several key factors:

•	Rapid changes in technology and customer requirements - New opportunities for existing and new competitors can quickly render existing technologies less valuable.

•	Relatively low barriers to entry - Startup capital requirements for software companies can be very small, and software distribution over the Internet is inexpensive and easily outsourced.

•	Significant price competition - Direct distribution of competing products over the Internet may cause prices and margins to decrease in traditional sales channels.

•	Consolidations and mergers - Software companies and their individual products have a high rate of mergers, product line sales, and other transfers and consolidation.

These factors could have a material adverse effect on our future operating results, including reduced profit margins and potential loss of market share.

Each of our major software products competes with one or more products from other major independent software vendors. Our main products and their primary competition are listed in the following table:

IMSI Product	Competing products	Competitor

TurboCAD	AutoCAD	Autodesk Inc.

FloorPlan	3D Architect	Broderbund
	Home Architect	Sierra Online
	Home Design Suite	Punch Software

ClipArt & More, Animations & More	ArtExplosion	Nova Development
	Photo ClipArt	Hemera
	Big Box of Art	Hemera
	Designer ClipArt	GlobalStar Software

OrgChart Professional	Visio	Microsoft
	OrgPlus	Human Concepts

StuffIt	WinZip	WinZip Computing, Inc

SpamCatcher	MailShield	Lyris

Internet Cleanup	SpyBot Search and Destroy	SpyBot

Dependence on Major Customers

No single customer accounted for greater than 10% of our revenues in fiscal year 2004 or 2003.

Proprietary Rights and Licenses

We acquired the technology for TurboCAD in 1985, FloorPlan Design Suite in 1990, HiJaak in 1995, DesignCAD in 2003 and StuffIt in 2004.

We use the following trademarks and service marks in our business: Allume, CADalogSM, CADsymbolsSM, FloorPlan®, FormTool®, Gobar®, HiJaak®, HouseplansTM, HomePlan SM, iClean®, IMSI®, Installermaker® , Internet CleanupTM, MasterClips®, OrgChart®, SpamCatcherTM, Spring Cleaning®, StuffIt®, StuffIt Deluxe®, Ten for XTM , Turboviewer®, TurboCAD®, TurboProject®, ZipFolders®, Zipmagic®.

Our ability to compete effectively depends in part on our ability to develop and maintain the proprietary aspects of our technology. We take certain steps to protect our technology including:

•	We rely on a combination of copyrights, patents, trademarks, trade secret laws, restrictions on disclosure, and transferring title and other methods.

•	We enter into confidentiality or license agreements with our employees and consultants, and control access to and distribution of our documentation and other proprietary information.

•	We provide our products to end users under non-exclusive licenses, which generally are non-transferable and have a perpetual term.

Software companies face a number of risks relating to proprietary rights and licenses. In particular, we have identified several factors that present the greatest technology risk to us:

•	We make source code available for some products. The provision of source code may increase the likelihood of misappropriation or other misuse of our intellectual property.

•	We license all of our products pursuant to shrink-wrap licenses or Internet click-wrap licenses that are not signed by licensees and therefore may be unenforceable or difficult to enforce under the laws of certain jurisdictions.

•	It may be possible for a third-party to copy or otherwise obtain and use our products or technologies without authorization, or to develop similar technologies independently.

There can be no assurance that the steps taken by us will prevent misappropriation or infringement of our technology. In addition, litigation may be necessary to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Litigation presents several additional risk factors to us:

•	Litigation could result in substantial costs and diversion of resources that could have a material adverse effect on our business, operating results and financial condition.

•	As the number of software products in the industry increases and the functionality of these products further overlaps, software developers and publishers may increasingly become subject to infringement claims.

•	If any valid claims or actions were asserted against us, we might seek to obtain a license under a third party’s intellectual property rights. There can be no assurance, however, that under such circumstances a license would be available on commercially reasonable terms, or at all.

From time to time we have received, and may receive in the future, notice of claims of infringement of other parties’ proprietary rights. Although we investigate claims and respond as we deem appropriate and believe we do not infringe upon the intellectual property rights of others, there can be no assurance that infringement claims (or claims for indemnification resulting from infringement claims) will not be asserted or prosecuted against us.

Governmental Regulation

Our products are not subject to approval from the United States government with the exception of export restrictions to certain countries. Our business operations do not fall under Federal, State, or local environmental regulations. We do not anticipate current or future government regulation will have a material adverse effect on our capital expenditures, earnings, or competitive position.

Product Development

The majority of our development costs are focused in the TurboCAD, StuffIt and FloorPlan product lines, all of which are internally developed. Other products which we bring to market are primarily comprised of technology that is licensed from third parties.

We generally create product specifications and manage the product development and quality assurance process from our offices in Novato and Watsonville, California. Program coding and quality testing for internally developed products is either performed in-house or by using contract programmers in development centers in Russia and India depending on the product and its complexity. Contract programmers located outside the United States are usually dedicated on a full-time basis to our products.

Our research and development expenses consist primarily of salaries and benefits for research and development employees and payments to independent contractors. We spent approximately $2.5 million and $1.4 million on research and development in the twelve-month periods ended June 30, 2004 and 2003, respectively. We will continue to invest in existing and new products which reflects our commitment to developing our core products as well as maintaining strong relationships with our internal and contract development teams.

Employees

As of June 30, 2004 we had 105 employees, all of whom are located in the United States with the exception of one employee in Australia and one employee in Germany. In addition, we have development contracts with two companies in Russia and one in India. None of our employees are represented by a labor union and we have experienced no work stoppages. Our success depends to a significant extent upon the performance of our executive officers, key technical personnel, and other employees.

Item 2- Description of Property

Our principal offices are located in Novato, CA occupying approximately 10,000 square feet of office space. The lease term expires in March 2007. We also occupy approximately 17,000 square feet of leased office space in Watsonville, CA, where our wholly owned subsidiary Allume Systems conducts its business, and 7,500 square feet of warehouse space in Vacaville, CA.

We believe the space is adequate for our immediate needs. Additional space may be required as we expand our activities. We do not foresee any significant difficulties in obtaining any required additional facilities.

Item 3- Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4- Submission of Matters to a Vote of Security Holders

On February 23, 2004, we filed with the Securities and Exchange Commission a Definitive Proxy Statement on Schedule 14-A pursuant to section 14(A) of the Securities Exchange Act Of 1934 in connection with the solicitation of proxies by the board of directors of IMSI for use at the annual meeting of the shareholders.

The annual meeting of the shareholders of IMSI was held on March 17, 2004 and the following proposals were approved by the shareholders:

•	The election of seven directors for a term of one year:

NAME	AGE	OCCUPATION	DIRECTOR SINCE	Votes cast for	Votes Withheld

Bruce Galloway	45	Chairman of the Board of Directors	2001	18,430,101	28,729
Martin Wade, III	54	Chief Executive Officer	2001	18,435,351	23,479
Evan Binn	64	Director	2001	17,677,611	781,219
Donald Perlyn	60	Director	2001	17,677,161	781,669
Robert Mayer	49	Executive Vice President	2000	17,673,911	784,919
Robert S. Falcone	57	Director, Chairman of the Audit Committee	2002	18,443,051	15,779
Richard J. Berman	61	Director	2002	18,442,901	15,929
•	The approval of the 2004 Incentive Stock Option Plan. This proposal was approved according to the votes as cast below:
o	For: 17,980,913
o	Against: 197,951
o	Abstain: 279,966

•	The authorization of the issuance of options aggregating up to 49.0% of the outstanding capitalization. This proposal was approved according to the votes as cast below:
o	For: 17,877,261
o	Against: 321,777
o	Abstain: 259,792

•	The ratification of the appointment of Grant Thornton LLP as IMSI’s independent auditors for the fiscal year ending June 30, 2004. This proposal was approved according to the votes as cast below:
o	For: 18,329,509
o	Against: 5,266
o	Abstain: 124,055

PART II

Item 5- Market for Common Equity and Related Stockholder Matters

The following table sets forth the quarterly high and low sales prices of the common stock for fiscal 2004 and 2003, as quoted on the OTCBB. This information represents prices between dealers and does not include retail mark-ups, markdowns or commissions and may not represent actual transactions.

	High	Low
Fiscal Year 2003
First Quarter	$1.01	$0.64
Second Quarter	0.79	0.51
Third Quarter	0.67	0.43
Fourth Quarter	$0.85	$0.40
Fiscal Year 2004
First Quarter	$1.45	$0.73
Second Quarter	1.50	1.00
Third Quarter	1.77	1.10
Fourth Quarter	$1.72	$1.11

On September 7, 2004, there were approximately 1,068 registered holders of record of the common stock. We believe that additional beneficial owners of our common stock hold shares in street names.

We have not paid any cash dividends on our common stock and do not plan to pay any such dividends in the foreseeable future. Our Board of Directors will determine our future dividend policy on the basis of many factors, including results of operations, capital requirements and general business conditions.

Item 6- Management’s Discussion and Analysis or Plan of Operation

Overview

IMSI has established a tradition of providing the professional and home user with innovative technology and easy-to-use, high-quality software products at affordable prices. We are a developer and publisher of precision design and consumer and business software solutions which we market and sell to individuals and small business users. We offer a variety of software products and services, primarily precision design and utilities offerings that we market through an array of distribution channels including direct to consumer and businesses, retail and through republishers.

Strategy and Growth

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

Acquisitions during Fiscal 2004

DevDepot On May 11, 2004 we entered into an asset purchase agreement with DevDepot, LLC, whereby we acquired certain assets of DevDepot. The assets included inventories, customers’ profiles, rights to all contracts and license agreements in addition to certain interests in intellectual properties related to the business. DevDepot is a highly focused on-line marketer of utilities and hardware and software add-ons primarily for the Macintosh market. It operates www.devdepot.com and www.radgad.com as well as being active in the sale of products at well known industry trade shows. With its long standing direct marketing model and extensive Macintosh user base, DevDepot is well suited to create revenue synergies with Allume. The consideration for the acquisition was paid in a combination of cash and 112,000 unregistered common shares, a portion of which are subject to an escrow period.

Allume On April 19, 2004 we completed the acquisition of all the outstanding stock of Aladdin, a developer and publisher of utility software solutions in the areas of information access, removal, recovery, security and distribution of information and data for the Windows, Linux and Macintosh platforms. We purchased Aladdin for a combination of cash, stock and notes from its parent company, Aladdin Systems Holdings, Inc. and subsequently changed the company’s name to Allume Systems, Inc. With over 50% of its sales being generated via the internet, Allume has broadened our reach into this key distribution channel. With its strengths in product development and direct marketing as demonstrated by the award winning StuffIt product line, Allume has significantly improved the depth and breadth of our product offerings. Reflecting its development and marketing strengths, Allume is the number #1 developer of utilities for Macintosh as well as the #1 reseller of 3rd party products in the Digital River’s network.

The consideration paid to Aladdin Systems Holdings, Inc. ("Aladdin Holdings") for the acquisition consisted of a combination of cash in the amount of $1,500,000, subject to a 10% escrow, 2,317,881 unregistered shares of IMSI common stock and two three-year convertible notes in the aggregate amount of $3,000,000. These notes are secured by the Allume common stock. Under the terms of the original purchase agreement, additional cash earn-out payments could have been earned, up to an aggregate of $2,000,000, based on net revenues derived from Aladdin for the three consecutive twelve-month periods following the Closing Date.

In early September 2004, IMSI and Aladdin Holdings amended the portion of the agreement which called for earn-outs to be paid based on the achievement of certain revenue targets.  The payments were converted from contingent obligations to contractual obligations as follows;

•	The first earn out payment of $666,667 which could have been due on April 19, 2005 became fully earned and payable on June 2, 2005
•	The second and third earn-out payments were terminated in consideration of the issuance of shares of the common stock of IMSI priced as of the closing bid price on the date of the amendment. As a result, IMSI will issue an additional 1,065,807 of its common stock to Aladdin Holdings. These shares will be included in the registration statement to be filed on Form SB-2 pursuant to the Registration Rights Agreement between Aladdin Holdings and IMSI, as contemplated below.

As part of the same agreement, Aladdin Holdings agreed to modify the date by which IMSI was required to file a registration statement on Form SB-2 of the common stock that Aladdin Holdings received from IMSI as part of the original agreement from ninety (90) days from the closing date to September 30, 2004.  Additionally, Aladdin Holdings agreed to modify the date by which the registration statement was to be considered effective by the Securities and Exchange Commission from one hundred and eighty (180) days from the closing date to March 31, 2005.  Should IMSI not be able to complete the registration statement or if it does not become effective within the dates prescribed, IMSI could be subject to liquidated damage penalties equal to 5% of the value of the common stock which was delivered as part of the original agreement payable during each month in which the registration statement is delinquent.

The unaudited pro forma information below presents results of operations as if the Allume acquisition had occurred as of July 1, 2002. The unaudited pro forma information is not necessarily indicative of the results of operations of the combined companies had these events occurred at the beginning of the years presented nor is it indicative of future results (in thousands, except per share amounts):

	Fiscal year ended June 30,
Unaudited Pro Forma Information	2004	2003
Revenues	$19,076	$15,990
Loss from continuing operations	(987)	(2,493)
Net income	770	11,045
Shares used in computing earnings per share	26,759,793	25,118,676
Basic and diluted earnings per share	$0.03	$0.44

Houseplans.com On February 23, 2004 we entered, through our wholly owned subsidiary, Houseplans, Inc., into an asset purchase and license agreement with ULTRYX, Inc. whereby we acquired certain assets of ULTRYX. The assets included the Houseplans.com domain name, related web site assets including stock house plans images and related on-line and print content in addition to customers’ profiles. The acquisition of this key domain name and related content will allow us to continue to expand our presence and improve our efficiency in the fast growing market for the sale of stock house plans via the internet.

The total consideration for the acquisition was a combination of cash and notes payable. Included in the agreement was a warrant to purchase 20,000 shares of IMSI’s common stock at any time within the three-year period following the execution of the agreement at $1.24 per share.

Subsequent to June 30, 2004, this agreement was modified to eliminate a portion of the notes payable in exchange for the rescheduling of certain of the content deliverables. The effect of the modification was a reduction in the purchase price and a corresponding reduction in the value allocated to the acquired assets.

Houseplans On November 17, 2003, we acquired Planworks L.L.C., a leading on-line distributor of house plans. Planworks operated the Houseplanguys.com website that contained an extensive library of over 11,000 unique house plans and has more than 25,000 members. We also acquired ten other domain names which are used to assist individuals and designers looking for house plans and related products, further strengthening the IMSI network of on-line design and content commerce sites. The total consideration for the acquisition was comprised of cash, 85,000 shares of unregistered common stock and earn-out payments. Following the acquisition, we reorganized Planworks, L.L.C as HomePlan, Inc. which in turn was subsequently changed to Houseplans, Inc. This business represents a new connection point for our historically strong design and content customers.

CADsymbol On November 6, 2003, we entered into an asset purchase agreement with Assistto GmbH, a German company, whereby we acquired title and interest in certain tangible and intangible assets of Assistto. The assets included over 30 million CAD symbols, custom developed software and all related assets including inventory, web sites and domain names. With these symbols and the related website assets, we will be able to continue to develop and deliver, via the internet, CAD content to our Architecture, Engineering and Construction customers who rely on this content to create, modify and design drawings using a variety of CAD software packages.

The total consideration was comprised of cash (including escrowed cash) and warrants granted to the principals of Assistto to purchase 40,000 shares of IMSI’s common stock at any time within the three year period following the closing at an exercise price of $1.21.

CADsymbols On October 27, 2003, we entered into an asset license and purchase agreement with Cardiff Consultants, Limited, a New York corporation, whereby we acquired from Cardiff the exclusive, non-transferable right to use the CADsymbols.com and CADsymbols.net domain names and trademarks until December 31, 2006, when Cardiff is to assign the domain names and trademark to us subject to our payment of all amounts due Cardiff. As part of the transaction, we also entered into a license for Cardiff ’s CAD symbols which with the key domain name formed the basis of this business. The Cadsymbols domains, in combination with the on-line part libraries acquired from CADalog Inc and Assisto, allowed us to establish one of the CAD industry's largest subscription-based CAD content sites. The total consideration for the acquisition was comprised of cash, notes payable and a warrant to purchase 25,000 shares of IMSI’s common stock at any time within the three-year period following the execution of the agreement at $1.14 per share.

CADalog On September 12, 2003, we acquired from CADalog, Inc, CADalog.com, a network of websites that offers one of the largest mechanical parts symbols libraries on-line and allows members access to over eight million 2D and 3D hardware component symbols. The acquisition also included the purchase of CADalog, Inc.'s Partsxl.com, Partswork.com and 3DModelsharing.com websites. The acquisition is a natural extension of our CAD expertise as CADalog.com and its related sites allowed us to join various parts of our businesses for a complete offering of CAD related software resources. The total consideration for the acquisition was paid in cash.

DesignCAD On July 28, 2003, we entered into an agreement to purchase the tangible and intangible assets of Upperspace Corporation, an Oklahoma corporation, constituting its DesignCAD line of products, several learning aids, and various smaller design programs. These products enabled us to significantly strengthen the depth and variety of our offerings to consumers and small business users in the under $100 CAD market.

In addition to the total consideration (comprised of cash including escrowed cash and notes payable) the agreement calls for an earn-out based on net revenue that could result in an additional amount to be paid to Upperspace during the next three fiscal years and a license pursuant to which Upperspace shall act for a period as the exclusive distributor of the purchased products to retail outlets, and a non-exclusive reseller of the product through direct sales channels such as the Internet, email, telephone and fax.

In May 2004, we modified the agreement to obtain all retail distribution rights to the products in exchange for cash and 69,000 shares of unregistered common stock.

Subsequent to June 30, 2004, it was determined that Upperspace had not earned the earn-out compensation in the first fiscal year of the agreement.

Subsequent Events

The Sale of Keynomics

In July 2004, we sold the assets and customer related liabilities of our wholly owned subsidiary Keynomics, Inc. The acquiring entity (Keynomics, L.L.C.) will continue to provide ergonomic and keyboard training using the KeySoft Performance System for worker-related safety, productivity, and ergonomic compliance improvements. As part of the consideration, which consisted mainly of cash with the potential for additional cash consideration based on the achievement of certain revenue targets, we acquired a ten (10%) ownership interest in Keynomics, L.L.C. As a result of this sale, we have categorized the operations of this subsidiary as discontinued and we expect, in the September 2004 quarter, to record a gain on the sale of the Keynomics, Inc. assets of approximately $84,000.

Simultaneous with this transaction, we entered into a non-exclusive licensing agreement to sell and distribute subscriptions of the TurboTyping On-line product for Keynomics, L.L.C. for the education market.

Critical Accounting Policies

Those material accounting policies that we believe are the most critical to an investor’s understanding of our financial results and condition are discussed below.

Our significant accounting policies are more fully described in the notes to our consolidated financial statements. Certain of these policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management to determine the appropriate assumptions to be used in the determination of certain estimates.

Revenue Recognition

Revenue is recognized in accordance with American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, With Respect to Certain Transactions. Revenue is recognized when persuasive evidence of an arrangement exists (generally a purchase order), product or service has been delivered, the fee is fixed and determinable, and collection of the resulting account is probable.

•	Revenue from packaged product sales to resellers and end users is recorded at the time of the sale net of estimated returns.

•	Revenue from sales to distributors is recognized when the product sells through to retailers and end users. Sales to distributors permit limited rights of return according to the terms of the contract.

•	For software and content delivered via the Internet, revenue is recorded when the customer downloads the software, activates the subscription account or is shipped the content.

•	Revenue from post contract customer support (PCS) is recognized ratably over the contract period.

•	Subscription revenue is recognized ratably over the contract period.

•	We use the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date. If there is an undelivered element under the license arrangement, we defer revenue based on vendor-specific objective evidence (VSOE) of the fair value of the undelivered element, as determined by the price charged when the element is sold separately. If VSOE of fair value does not exist for all undelivered elements, we defer all revenue until sufficient evidence exists or all elements have been delivered.

•	Non-refundable advanced payments received under license agreements with no defined terms are recognized as revenue when the customer accepts the delivered software.

•	Revenue from software licensed to developers, including amounts in excess of non-refundable advanced payments, is recorded as the developers ship products containing the licensed software.

•	Revenue from minimum guaranteed royalties in republishing agreements is recognized ratably over the term of the agreement. Royalties in excess of the guaranteed minimums are recognized when collected.

•	Revenue from Original Equipment Manufacturer (OEM) contracts is recognized upon completion of our contractual obligations.

Reserve for returns, price discounts and rebates

Reserves for returns, price discounts and rebates are estimated using historical averages, open return requests, channel inventories, recent product sell-through activity and market conditions. Our allowances for returns, price discounts and rebates are based upon management’s best judgment and estimates at the time of preparing the financial statements. Reserves are subjective estimates of future activity that are subject to risks and uncertainties, which could cause actual results to differ materially from estimates.

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

Inventories

Inventories are valued at the lower of cost or market and are accounted for on the first-in, first-out basis. Management performs periodic assessments to determine the existence of obsolete, slow moving and non-salable inventories, and records necessary provisions to reduce such inventories to net realizable value. As of June 30, 2004, approximately $21,000 of our inventory was held by certain of our distributors under consignment arrangements.

Impairment

Property, equipment, intangible and certain other long-lived assets are amortized over their useful lives. Useful lives are based on management’s estimates of the period that the assets will generate revenues. Long-lived assets are written down to fair value whenever events or changes indicate that the carrying amount of an asset may not be recoverable. Our policy is to review the recoverability of all long-lived assets at a minimum of once per year and record an impairment loss when the fair value of the assets does not exceed the carrying amount of the asset.

In accordance with SFAS No. 142, Goodwill and Intangible Assets, goodwill is being assessed for impairment annually or more frequently if circumstances indicate impairment.

Reclassifications

Effective for the quarter ended December 31, 2003, we revised our accounting treatment with regard to fees paid to our third party E-commerce solution provider, whereby we now record them as sales and marketing expenses as compared to our prior treatment of them as an offset to revenue. The effect of this reclassification, as of June 30, 2004, was to increase revenues and sales and marketing expense by $428,000 for the fiscal year ended June 30, 2004. In order to conform our prior year’s results to this revised presentation for fiscal year ended June 30, 2003, we have increased revenues and sales and marketing expense by $309,000.

Forward Looking Statement

The following information should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this report. This annual report on Form 10-KSB, and in particular this "Management’s Discussion and Analysis or Plan of Operations," may contain forward-looking statements regarding future events or our future performance. These future events and future performance involve certain risks and uncertainties. Actual events or our actual future results may differ materially from any forward-looking statements due to such risks and uncertainties. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. This analysis is not intended to serve as a basis for projection of future events.

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

Results of Operations

Reclassifications have been made to the amounts reported in 2003 to conform to the current year presentation. The amounts reported for fiscal 2004 and 2003 present the results of operations for ArtToday and Keynomics as discontinued operations due to the sale of ArtToday on June 30, 2003 and the sale of Keynomics on July 29, 2004.

The following table sets forth our results of operations for the fiscal years ended June 30, 2004 and 2003 in absolute dollars and as a percentage of net revenues. It also details the changes from the prior fiscal year in absolute dollars and in percentages.

	Fiscal Year ended June 30,
	2004		2003		$ Change from previous year
	$	As % of sales	$	As % of sales	$Better / (Worse)%

Net revenues	$11,985	100%	$8,095	100%	$3,890	48%
Product cost	4,137	35%	3,947	49%	190	5%
Gross margin	7,848	65%	4,148	51%	3,700	89%

Operating expenses
Sales & marketing	5,190	43%	2,621	32%	2,569	98%
General & administrative	3,910	33%	2,903	36%	1,007	35%
Research & development	2,519	21%	1,358	17%	1,161	85%
Total operating expenses	11,619	97%	6,882	85%	4,737	69%

Operating loss	(3,771)	-31%	(2,734)	-34%	(1,037)	38%

Other Income (expenses)
Interest and other, net	78	1%	(850)	-11%	928	-109%
Realized gain on marketable securities	585	5%	-	0%	585	100%
Unrealized gain on marketable securities	1,982	17%	-	0%	1,982	100%
Loss on disposal of fixed assets	(13)	0%	-	0%	(13)	100%
Gain (loss) on sale of product line	59	0%	(41)	-1%	100	-244%
Gain on extinguishment of debt	76	1%	762	9%	(686)	-90%
Total other income (expenses)	2,767	23%	(129)	-2%	2,896	-2245%

Loss before income tax	(1,004)	-8%	(2,863)	-35%	1,859	-65%

Income tax provision	(38)	0%	(7)	0%	(31)	443%

Loss from continuing operations	(1,042)	-9%	(2,870)	-35%	1,828	-64%

Income (loss) from discontinued operations, net of income tax	(312)	-3%	1,301	16%	(1,613)	-124%
Gain from the sale of discontinued operations, net of income tax	2,000	17%	12,237	151%	(10,237)	-84%

Net income	$646	5%	$10,668	132%	($10,022)	-94%

Net Revenues

We develop, market and sell a variety of software titles and services that are targeted to for a wide array of uses primarily for individuals and small businesses. To efficiently serve our customers and maximize our revenue opportunities, we have aligned our business along two segments as described below:

•	Precision Design Solutions (comprised of the precision design software and the precision design services product families).

•	Consumer & Business Software Solutions (comprised of the utilities and the business applications and other product families).

We sell our products using a variety of marketing techniques through three major distribution channels:

•	Direct to Consumer

•	Retail / Distribution

•	Republishing

Our ability to develop and distribute products and services and determine the optimum distribution channel for their maximum exposure is a competitive advantage that differentiates us from other players in the industry. .

The following illustrations of our revenue distribution reflect the allocation of our products across our business segments for the fiscal year ended June 30, 2004 and 2003 and are indicative of our business model.

Revenue by Business Segment:

Revenue by Product Family:

Revenue by Distribution Channel:

Revenues by Business Segment and Distribution Channel

	Precision Design Solutions	Consumer & Business Software Solutions
Fiscal 2003
Direct Marketing	51%	26%
Retail / Distribution	5%	63%
Republishing	44%	11%
Total	100%	100%

Fiscal 2004
Direct Marketing	65%	26%
Retail / Distribution	17%	62%
Republishing	18%	12%
Total	100%	100%

Revenues by Product Family and Distribution Channel

	PRECISION DESIGN SOLUTIONS		CONSUMER & BUSINESS SOFTWARE SOLUTIONS
	Precision Design Software	Precision Design Services	Business Applications & Other	Utilities
Fiscal 2003
Direct Marketing	51%	—	26%	—
Retail / Distribution	5%	—	63%	—
Republishing	44%	—	11%	—
Total	100%	—	100%	—

Fiscal 2004
Direct Marketing	58%	100%	14%	48%
Retail / Distribution	21%	—	68%	51%
Republishing	21%	—	18%	1%
Total	100%	100%	100%	100%

Net revenues of each of our business segments in dollars and as a percentage of total net revenues for the last two fiscal years are summarized in the following table (in thousands except for percentage amounts):

	Fiscal Year Ended June 30,
	2004		2003		Change
	$	%	$	%	$	%

Precision Design Solutions	$6,048	50%	$3,498	43%	$2,550	73%
Consumer & Business Software Solutions	5,937	50%	4,597	57%	1,340	29%
Net Revenues	$11,985	100%	$8,095	100%	$3,890	48%

The substantial increase in the sales of our precision design segment was the result of a combined effect of internal growth, mainly due to the successful launch of TurboCAD 10.0 in March 2004 as we improved our direct marketing focus through investment in people and technology, coupled with the introduction of new products. Consistent with our strategy to acquire new products and services in order to improve and diversify our offerings, in fiscal 2004 we introduced a new product family "precision design services" that helped boost the sales in this segment. This new product family is primarily comprised of the products and services we introduced upon the acquisition in the second quarter of 2004 of a network of websites (marketed under the name "Houseplans") that contain an extensive library of over 15,000 unique stock house plans, which are targeted to general contractors, individuals and designers. Revenues from Houseplans were $1,186,000 since we acquired it in November 2003. We did not have similar revenues to report for the previous fiscal year.

In addition to the increased revenues from our flagship product, TurboCAD, the introduction of new software titles (DesignCAD and the Instant Series are a result of product line acquisitions during fiscal 2004) also accounted for the overall increase in revenues of the precision design category. Revenues from the precision design category should continue to grow during the future reporting period as we have yet to witness the extent of the acquisitions we consummated across a full fiscal year.

The increase in revenues in the Consumer & Business software solutions was primarily the result of the addition of the utilities product family to this segment. This new product family is primarily comprised of the products we added upon the acquisition of Allume systems in the fourth quarter of fiscal 2004. With the introduction of new and revised titles in the coming fiscal year, we expect this segment to continue to demonstrate revenue growth.

Historically, the Consumer & Business software solutions product category was comprised of the business application and other family of products, which saw a decline in sales during fiscal 2004 as compared to the previous fiscal year despite the introduction of new titles (OrgChart Pro and PhotoObject) and the release of newer version of our existing products (EasyLanguage and Net Accelerator). The decline in sales of our historically strong selling products in the business applications and other product family like MasterClips and OrgPlus resulted into an overall decrease in this product family during fiscal 2004.

As with the precision design segment, we continued to diversify our product offering in the Consumer & Business software solutions segment. To that effect, we acquired all of the outstanding common stock of Aladdin Systems, Inc. (Allume Systems), a developer and publisher of utility software solutions in the areas of information access, removal, recovery, security and distribution of information and data for the Windows, Linux and Macintosh platforms. The addition of the utility product family (which is comprised of the revenues derived from Allume’s products) more than offset the decline in sales of the business application and other family of products. Fiscal 2004 revenues included Allume’s revenues in the amount of $1,969,000 for the period from April 19, 2004 (the date of acquisition) through June 30, 2004. Revenues from the Consumer & Business software solutions segment is also expected to continue to grow during the future reporting periods as we recognize full year benefits of the various acquisitions completed during fiscal 2004. For purposes of illustration, had we acquired Allume as of July 1, 2003, we would have recognized additional revenues of approximately $7.1 million of revenue in the utility category for fiscal 2004.

Internationally, we distribute our products through our wholly owned Australian and German subsidiaries and republishing partners in Europe and Asia. The following table details the revenue breakdown between the domestic and international markets for the periods indicated.

	Fiscal Year ended June 30,
	2004		2003
	$	% of total	$	% of total	$ Change	% change
Domestic sales	$10,226	85%	$6,629	82%	$3,597	54%
International sales	1,759	15%	1,466	18%	293	20%
Total Net Sales	$11,985	100%	$8,095	100%	$3,890	48%

Despite the decrease in the revenues recognized from our Australian subsidiary after we licensed the distribution rights of some of our products in Australia to a third party publisher in exchange for royalty payments, the overall international revenues increased during fiscal 2004 as compared to the previous fiscal year. This was primarily due to our successful reentry into the European market by re-activating our German subsidiary in the middle of fiscal 2003. Total net sales from our German subsidiary were $749,000 and $161,000, respectively for the fiscal years ended June 30, 2004 and 2003.

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

Product Costs and Gross Margin

Our product costs include license fees, royalties that we pay to third parties based on sales of published software and content, amortization of capitalized software acquisition and development costs, the costs of CD-ROM duplication, printing of manuals, packaging and fulfillment, and freight. Costs associated with the return of products, such as refurbishment and the write down in value of returned goods are also included in product costs.

Our gross margin improved to 65% from 51% during fiscal 2004. The introduction of our new and high margin product families (the precision design services and the utility families of product) accounted for the majority of this increase. In addition, we witnessed a shift in our traditional revenue mix toward the higher margin precision design software products. These products carry a lower cost as compared to products in the business applications and other family as we own the majority of their underlying technology.

Other improvements to our overall gross margin were the result of a significant reduction in amortization expenses for software products due to full amortization of the products. Amortization relative to software costs capitalized during fiscal 2004 has seen their effect minimized as these capitalizations (mainly related to the acquisition of Allume) happened later in the fiscal year. Amortization of capitalized software to be recorded in the next fiscal year related to the Allume acquisition will be approximately $400,000 and $335,000 for the other acquisitions which were completed. Other future business and product line acquisitions will continue to increase our basis in certain intangible assets (i.e. capitalized software development), the amortization of which may negatively affect our gross margin in the future.

Given the uncertain product lifecycle for some of our historically high margin products and depending on the success of the release of newer software versions, we may see our gross margin decline in future reporting periods.

Sales and Marketing Expenses

The additional expenses related to the businesses we acquired during fiscal 2004 (mainly Allume and Houseplans) accounted for the majority of the increase in our sales and marketing expenses which consist primarily of sales and marketing personnel salaries and benefits, commissions, advertising, printing and direct mail expenses. We have identified several synergies and potential savings which we are in the process of implementing. We believe these actions will positively affect our sales and marketing expenses once the integration of these businesses is completed. Other factors that accounted for the increase of our sales and marketing expenses during fiscal 2004 include the following:

•	Increased direct mail expenses, consultant expenses related to sales and marketing and commissions paid to outside service providers of sales forces and E-commerce systems that help us in our growing efforts to focus on direct targeting of our customers via marketing campaigns. We believe that these investments will generate increased revenues going forward, and are an indication of our continuing commitment to our core products.

•	Increased payroll and related wage expenses due to additional headcount needed to strengthen our direct marketing presence.

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries and benefits for employees in the legal, finance, accounting, human resources, information systems and operations departments, fees to our professional advisors, rent and other general operating costs.

Despite savings on legal and accounting expenses during fiscal 2004, our general and administrative expenses increased significantly. This increase was primarily due to the following:

•	Increased consulting expenses, mainly related to IT /IS upgrade projects and acquisition related consulting work. Our consulting expenses also included additional amortization expenses of $458,000 from the issuance of warrants to outside consultants mainly providing services in the area of investor relations. We had not incurred similar amortization charges during the previous fiscal year.

•	Additional general and administrative expenses we incurred relating to the Allume business. Although these additional expenses are only related to the period from the acquisition date of April 19, 2004 to June 30, 2004 and should be significantly higher during the next reporting period, the synergies that we identified during the due diligence process and post acquisition should reduce these expenses to a sustainable level.

•	Increased amortization expenses, mainly relating to acquired domain names. Domain names related amortization expenses were $212,000 and $1,000 for fiscal 2004 and 2003 respectively.

Our general and administrative expenses from the previous fiscal year also included the reversal of the intrinsic value of warrants issued to Mr. Martin Wade III, our CEO, as part of his initial employment agreement. During the second quarter of fiscal 2003, we amended Mr. Wade’s employment agreement whereby IMSI and Mr. Wade agreed to the full and complete cancellation of all outstanding warrants granted to Mr. Wade. Consequently, we reversed, during fiscal 2003, $432,000 of already incurred amortization expense of the intrinsic value of warrants issued to Mr. Wade which were unvested ($172,000 of which was incurred during fiscal 2002).

Research and Development Expenses

The increase in research and development expenses during fiscal 2004 as compared to the previous fiscal year resulted mainly from the additional expenses related to the Allume operations and the increased personnel and consulting costs. These costs related to the development of our web properties including houseplans.com and the development of new versions of our software products including the recently released TurboCAD Professional Version 10 and OrgChart Professional.

Our research and development expenses consist primarily of salaries and benefits for research and development employees and payments to independent contractors. Our management believes that investment in research and development is essential to respond to ever-evolving customers demands. The increased ratio of research and development expenses as a percentage of sales reflects our commitment to investing in and developing our core products. We continue to maintain a strong partnership with our third party contract development teams at competitive costs.

Interest and Other Expense, Net

Interest and other expense, net, include interest expense, interest income, foreign currency transaction gains and losses, and other non-recurring items. The following table summarizes the components of interest and other, net for fiscal 2004 and 2003;

	Fiscal Year ended June 30,
			$ Change from previous year
	2004	2003
	$	$	$ Better / (Worse)%
Interest & Other, net
Interest (expense)	($79)	($444)	$365	82%
Interest income	97	11	86	782%
Foreign exchange gain	9	60	($ 51)	-85%
Other income (Expenses)	51	($523)	574	110%
Gain on liquidation of foreign subs	-	46	($ 46)	-100%
Total Interest & Other, net	$78	($850)	$928	109%

The decrease in interest expenses during fiscal 2004 was mainly the result of our balance sheet restructuring during fiscal 2003, as we settled the majority of our interest bearing debt. The interest expenses we incurred during fiscal 2004 relate primarily to the acquisitions-related notes and interest incurred on our short term financing activities.

On September 18, 2003, we received a 15% one-year note from DCDC upon extending a loan to DCDC in the amount of $350,000. The note is due, with interest, on September 18, 2004. The note is secured by 400,000 shares of IMSI’s stock held by DCDC. Concurrent with this note, DCDC repaid the entire principal portion of a $50,000 note, made in favor of IMSI on February 25, 2003. That note, due on February 25, 2004, was unsecured and carried a 4% interest rate. This note had been previously recorded as a fully reserved receivable as it was unsecured. The reversal of the reserve upon the repayment of this note was consequently accounted for as other income during fiscal 2004.

During fiscal 2003, other income (expense) relate mainly to charges we recognized while settling various disputes. Theses charges were incurred mainly to settle the Imageline and the Sorrentino litigations which amounted to $415,000 and $60,000 respectively.

Realized gain on marketable securities

During fiscal 2004, we realized $585,000 gain on marketable securities as we sold securities in our investment portfolio. Of this amount, $489,000 was related to the sale of 60,000 shares of Jupitermedia that we received as part of the sale of ArtToday.

Unrealized gain on marketable securities

During fiscal 2004, we recorded $1,982,000 of unrealized gain on marketable securities as we marked to market the value of the securities in our investment portfolio. $1,934,000 of that unrealized gain resulted from the appreciation of the shares of Jupitermedia that we received as part of the sale of ArtToday.

Gain (loss) on Sale of Product Line

As previously disclosed, in September 2001, we undertook an intensive reassessment of the current costs and future potential financial benefits of the Design.NET project, an on-line design and visualization tool allowing users to design homes and offices on the Internet. We concluded it would be in our best interests to spin off the Design.NET project. Consequently, we entered into an agreement with Michael Gariepy (a former Vice President of IMSI) to transfer the majority of the ownership of the project (80.01%) to employees (including Mr. Gariepy) who were key to its continued development while we retained a 19.99% ownership interest in the new venture. Based on our understanding of the project and the risks associated with its technical feasibility, we recorded the value of our ownership with a zero book value. Pursuant to that agreement, the employees resigned from IMSI and established Plan3D, Inc. to pursue the development of the technology. During fiscal 2004, we sold our ownership in Plan3D to Mr. Gariepy in exchange for 45,000 shares of IMSI common stock that he held. As a result of this transaction, we recognized a gain of $59,000.

During Fiscal 2003, we terminated our distribution agreement with Human Concepts relating to the OrgPlus product line and we consequently incurred a $41,000 loss on sale of assets.

Gain on extinguishment of Debt

During fiscal 2004, we recognized a gain of $76,000 from the extinguishment of debt primarily relating to the settlement of liabilities related to assets under a capital lease.

During fiscal 2003, we recognized a $762,000 gain on forgiveness of debt as a result of settlements with various unsecured creditors who accepted our payoff offers for discounted amounts averaging 10% of the face values of these claims.

Income (loss) from Discontinued Operations and Gain from Discontinued Operations

In July 2004, we sold the assets and customer related liabilities of our wholly owned subsidiary Keynomics, Inc. to Keynomics, L.L.C. (the acquiring entity). As part of the consideration, which consisted mainly of cash with the potential for additional cash consideration based on the achievement of certain revenue targets, we acquired a ten (10%) ownership interest in Keynomics, L.L.C.

Under Generally Accepted Accounting Principles ("GAAP") in the United States, Keynomics operating results for the fiscal year ended June 30, 2004 have been accounted for as discontinued operations. As a result of this sale, the loss of $312,000 incurred by Keynomics is classified as a loss from discontinued operations.

In June 2003, we sold to Jupitermedia all issued and outstanding shares of the capital stock of ArtToday, Inc., our wholly owned subsidiary based in Arizona. As a result of this sale we recognized a gain of $12,237,000, net of income tax of $247,000, during fiscal year 2003.

Additionally, during fiscal 2003 we recognized a total of $1,301,000 as income from discontinued operations. Of that amount, $1,211,000 (net of income tax of $24,000) was attributable to ArtToday, and $90,000 was attributable to Keynomics.
During the second quarter of fiscal 2004, we recorded an additional gain of $1.0 million from the sale of discontinued operations representing the successful achievement of the first earn-out from the sale of ArtToday. This earn-out was contingent on ArtToday reaching certain revenue milestones. The full amount of the $1.0 million earn-out was earned during the quarter ended December 31, 2003 and was paid per the stock purchase agreement on February 13, 2004.

During the fourth quarter of fiscal 2004 we recorded an additional gain of $1.0 million from the sale of discontinued operations representing the successful achievement of the second earn-out from the sale of ArtToday. The full amount of the $1.0 million was paid per the stock purchase agreement on August 14, 2004.

Liquidity and Capital Resources

Our cash and cash equivalents decreased by $7,138,000 to $3,212,000 at June 30, 2004 from $10,350,000 at June 30, 2003. Working capital declined to $4,054,000 at June 30, 2004 from $8,656,000 at June 30, 2003. Total shareholder’s equity improved from $11,261,000 in fiscal 2003 to $17,865,000 in fiscal 2004.

Our operating activities used net cash of $3,865,000 during fiscal 2004. This compares to net cash used in operations of $1,061,000 during the previous fiscal year. Disbursements we made during fiscal 2004 relating to accrued taxes and other accrued expenses coupled with the decline in our profitability on the operating level for fiscal 2004 and additional working capital needed to invest in our receivables and inventories explain the increased usage of cash in fiscal 2004 as compared to the previous fiscal year. Changes in the distribution methods for some of our products, including TurboCAD, from licensing arrangements to selling directly to resellers and distributors accounted for the majority of the increase in our receivables and inventories balances during fiscal 2004.

During fiscal 2004, we recorded a gain of $2.0 Million from the sale of discontinued operations representing the successful achievement of the first and second earn-outs from the sale of ArtToday. These earn-outs were contingent on ArtToday reaching certain revenue milestones. The first installment of $1.0 Million was earned during the second quarter of fiscal 2004 and was paid per the stock purchase agreement on February 13, 2004 and the second installment of the earn-outs was earned during the fourth quarter of fiscal 2004 and was paid on August 14, 2004

Our investing activities used net cash of $3,022,000 during fiscal 2004 and provided net cash of $10,112,000 during Fiscal 2003. During 2004 the cash was mainly used to acquire Allume, Houseplans and several new product lines and assets. We completed these acquisitions consistent with our strategy to expand our software and services businesses with a focus on products and services that complement our strengths in direct marketing and on-line distribution. These acquisitions were funded through a combination of cash on hand, debt and the issuance of our common stock. The divestiture of ArtToday provided us with the liquidity to strengthen our product portfolio and distribution channels. We expect to continue to identify and acquire products and launch services that satisfy our customer needs and have the combination of high growth potential and positive EBITDA.

Our investing activities also included investment in marketable securities in the amount of $476,000 during fiscal 2004 in part offset by proceeds of $116,000 we collected from the sale of marketable securities. Also, during fiscal 2004, we received a 15% one-year note from DCDC when we extended a loan to them in the amount of $350,000. The note is due, with interest, on September 18, 2004. The note is secured by 400,000 shares of IMSI’s stock held by DCDC. The agreement also called for DCDC not to sell any IMSI common stock that it held with the exception of private sales of IMSI common stock, prior to February 15, 2004.

The sale of our wholly owned subsidiary ArtToday accounted for the majority of the cash provided from our investing activities during Fiscal 2003. The proceeds from that sale were in part offset by investments we made in equipment and software development as well as investments we made into the ArtToday business during Fiscal 2003.

Our financing activities used net cash of $243,000 during fiscal 2004. This compares to $1,084,000 of net cash used by financing activities during the previous fiscal year. During fiscal 2004 we issued a short term note secured by selected accounts receivable in the amount of $350,000 to one of our lendors and paid off $208,000 prior to year end. We also received cash from the exercise of warrants and options in the amounts of $96,000 and $157,000, respectively during fiscal 2004. We also paid $160,000 to Imageline on July 7, 2003, which represented the final payment in connection with our mutual settlement of previous infringement claims. In addition, we partially repaid during fiscal 2004 notes related to the businesses we acquired in the aggregate amount of $478,000.

The cash used by our financing activities during fiscal 2003 was mainly used to repay various debts and notes outstanding including amounts owed to DCDC and Baystar as well as various lease obligations and other notes that were held by ArtToday’s creditors.

Also during 2003, we were successful in raising $805,000 as we initiated, through a private placement to accredited investors, an offering of five-year 15% secured promissory notes with warrants attached. Purchasers of the notes also received warrants to purchase IMSI’s common stock at the rate of one warrant for each $2.00 of principal of the notes. These warrants have a strike price of $0.45 and will expire on June 30, 2006. None of the participants in these private placements, except our Chief Financial Officer, Mr. William J. Bush and Mr. Joseph Abrams (an IMSI related party as a former beneficial owner of IMSI common stock) who participated in the amounts of $80,000 and $50,000 respectively and received 40,000 and 25,000 warrants to purchase shares of IMSI’s stock respectively, were deemed to be an "affiliate" or a "related party" as defined in Statement of Financial Accounting Standards No.57, "Related Party Disclosures". Concurrently with the sale of ArtToday on June 30, 2003 (which stock was pledged as collateral for this transaction), we repaid the notes in full with an early repayment penalty of 2% which was $16,000.

Historically, we have financed our working capital and capital expenditure requirements primarily from short-term and long-term notes and bank borrowings, capitalized leases and sales of common stock. The sale of ArtToday to Jupitermedia in June 2003 provided us with additional sources of funds to support future growth. We may also seek additional equity and/or debt financing to sustain our growth strategy. However, we believe that we have sufficient funds to support our operations at least for the next twelve months, based on our current cash position and equity sources. We believe that we will be able to obtain any additional financing required on competitive terms particularly if we are successful in improving our financial performance. In addition, we will continue to seek opportunities and discussions with third parties concerning the sale or license of certain product lines and/or the sale or license of a portion of our assets.

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

We have no material commitments for capital expenditures except for those required to support the normal operating activities. Over the next five years, we have no capital lease obligations and $2,600,000 of obligations related to operating leases.

Item 7- Financial Statements

Documents filed as part of this annual report on Form 10-KSB:

Financial Statements
Independent Auditors' Report for the years ended June 30, 2004, and 2003
Consolidated Balance Sheet at June 30, 2004
Consolidated Statements of Operations for the years ended June 30, 2004 and 2003
Consolidated Statements of Shareholders' Equity for the years ended June 30, 2004 and 2003
Consolidated Statements of Cash Flows for the years ended June 30, 2004 and 2003
Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

International Microcomputer Software, Inc.

We have audited the accompanying consolidated balance sheets of International Microcomputer Software, Inc. and subsidiaries (the "Company") as of June 30, 2004 and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the two years in the period ended June 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Microcomputer Software, Inc. and subsidiaries as of June 30, 2004, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended June 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

Grant Thornton LLP
September 7, 2004
San Francisco, California

INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In thousands, except share amounts)

June 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$3,212
Investment in marketable securities	2,151
Receivables, less allowances for doubtful accounts, discounts and returns of $958	2,522
Inventories, net of reserves for obsolescence of $123	1,122
Receivables, other (related to discontinued operations)	1,000
Note receivable from related party	350
Other current assets	552
Assets related to discontinued operations	828
Total current assets	11,737

Fixed assets, net	637

Intangible Assets
Capitalized software, net	2,748
Domain names, net	2,275
Distribution rights, net	594
Capitalized customer lists	843
Goodwill	7,559
Total intangible assets	14,019

Other assets:
Prepaid expenses	99
Investment in securities	1,771
Total other assets	1,870
Total assets	$28,263

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short term debt	$3,557
Trade accounts payable	2,375
Accrued and other liabilities	1,751
Total current liabilities	7,683

Liabilities related to discontinued operations	397
Long-term debt and other obligations	2,318

Total liabilities	10,398

Shareholders' Equity
Common stock, no par value; 300,000,000 authorized; 26,261,829 issued and outstanding	41,512
Accumulated deficit	(23,577)
Accumulated other comprehensive loss	(70)
Total shareholders' equity	17,865

Total liabilities and shareholders' equity	$28,263

See Notes to Consolidated Financial Statements

INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE INCOME
(In thousands, except per share amounts)

	12 months ended June 30,
	2003	2004
Net revenues	$11,985	$8,095
Product costs	4,137	3,947
Gross margin	7,848	4,148

Costs and expenses:
Sales and marketing	5,190	2,621
General and administrative	3,910	2,903
Research and development	2,519	1,358
Total operating expenses	11,619	6,882

Operating loss	(3,771)	(2,734)

Other income and expense:
Interest and other, net	78	(850)
Realized gain on marketable securities	585	-
Unrealized gain on marketable securities	1,982	-
Loss on disposal of fixed assets	(13)	-
Gain (loss) on sale of product line	59	(41)
Gain on extinguishment of debt	76	762

Loss before income tax	(1,004)	(2,863)

Income tax provision	38	7

Loss from Continuing Operations	(1,042)	(2,870)

Income (loss) from discontinued operations, net of income tax	(312)	1,301
Gain from the sale of discontinued operations, net of income tax	2,000	12,237

Net Income	$646	$10,668

Other comprehensive income
Foreign currency translation adjustments	(8)	(37)
Comprehensive income	$638	$10,631

Basic earnings (loss) per share
Loss from continuing operations	($0.04)	($0.13)
Income (loss) from discontinued operations, net of income tax	($0.01)	$0.06
Gain from the sale of discontinued operations, net of income tax	$0.08	$0.54
Net income	$0.03	$0.47
Diluted earnings (loss) per share
Net income (loss) from continuing operations	($0.04)	($0.13)
Income from discontinued operations, net of income tax	($0.01)	$0.06
Gain from the sale of discontinued operations, net of income tax	$0.08	$0.54
Net income	$0.03	$0.47

Shares used in computing basic earnings per share	23,838	22,801
Shares used in computing diluted earnings per share	23,838	22,801

See Notes to Consolidated Financial Statements

INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years ended June 30, 2004 and 2003
(In thousands, except share amounts)

	Common Stock
	Shares	Amount	Retained Earnings	Accumulated other comprehensive income (loss)	Total
Balance at July 1, 2002	22,778,899	$35,159	$(34,891)	$(25)	$243
Issuance of common stock related to:
Settlement of debt	10,000	9			9
Stock options exercised	29,333	6			6
Issuance of warrants related to:					-
Consulting services rendered		84			84
Employee compensation		259			259
Baystar settlement		184			184
Imageline Settlement		173			173
Private placement		121			121
Retirement into treasury related to Broderbund settlement		18			18
Variable accounting adjustment		(6)			(6)
Reversal of warrant amortization		(461)			(461)
Net income			10,668		10,668
Foreign currency translation adjustment				(37)	(37)
Balance at June 30, 2003	22,818,232	$35,546	$(24,223)	$(62)	$11,261
Issuance of common stock related to:
Warrants exercised	508,634	96			96
Stock options exercised	376,116	157			157
Acquisitions	2,603,847	4,221			4,221
Issuance of warrants related to:
Consulting services rendered		482			482
Acquisitions		83			83
Issuance of common stock options related to:
Consulting services rendered		26			26
Acquisitions		945			945
Retirement into treasury related sale of Plan 3D	(45,000)	(59)			(59)
Variable accounting adjustment		15			15
Net income			646		646
Foreign currency translation adjustment				(8)	(8)
Balance at June 30, 2004	26,261,829	$41,512	$(23,577)	$(70)	$17,865

See Notes to Consolidated Financial Statements

INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended June 30 (In thousands)
	Fiscal Year 2004	Fiscal Year 2003
Cash flows from operating activities:
Net income	$646	$10,668
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	833	850
Unrealized gain on marketable securities	(1,982)	—
Net provision for bad debt	—	(85)
Net provision for returns and price discounts	407	313
Net provision for inventory obsolescence	3	(9)
Extinguishment of debt	(76)	(769)
Income from discontinued operations	312	(1,301)
Gain on the sale of discontinued operations	(2,000)	(12,237)
Loss on disposal of assets	13	41
Imageline settlement	—	(384)
Stock based compensation charges	523	372
Gain on the sale of Design 3D	(59)	—
Changes in assets and liabilities:
Marketable securities	(583)	—
Receivables	(1,554)	(297)
Receivables Other	(1,000)	—
Inventories	(479)	79
Other current assets	(175)	29
Long term receivables	650	—
Trade accounts payable	1,535	(172)
Accrued and other liabilities	(632)	(77)
Accrued arbitration award	—	(249)
Deferred revenue	(45)	16
Operating cash(used) provided by discontinued operations	(202)	2,151
Net cash used by operating activities	($3,865)	($1,061)
Cash flows from investing activities:
Proceeds from sale of discontinued operations	2,000	10,449
Acquisition of product lines	(1,815)	—
Acquisition of subsidiary	(1,982)	—
Purchases of equipment	(426)	(28)
Software development costs and in-process technologies	(80)	(20)
Purchase of domain names	(2)	—
Investment in marketable securities	(476)	—
Proceeds from the sale of marketable securities	116	—
Note to related party	(350)	—
Cash used by discontinued operations in investing activities	(7)	(289)
Net cash provided (used) by investing activities	($3,022)	$10,112
Cash flows from financing activities:
Proceeds from borrowings	350	805
Repayments of notes	(623)	(1,566)
Repayments of capital lease obligations	—	(154)
Proceeds from warrants and options exercised	253	6
Settlement of note payable (Imageline)	(160)	—
Cash used by discontinued operations in financing activities	(63)	(175)
Net cash used by financing activities	($243)	($1,084)
Effect of exchange rate change on cash and cash equivalents	(8)	(37)
Net increase (decrease) in cash and cash equivalents	(7,138)	7,930
Cash and cash equivalents at beginning of year	10,350	2,420
Cash and cash equivalents at end of the year	$3,212	$10,350

See Notes to Consolidated Financial Statements

(In thousands)	Fiscal Year 2004	Fiscal Year 2003
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$79	$200
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES
Equipment acquired through capital lease obligations		$5
Intangible assets acquired through notes payable		$302

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Notes payable incurred in conjunction with acquisitions	$5,878
Capital stock issued in conjunction with acquisitions	$4,221
Warrants issued in conjunction with acquisitions	$83
Stock options issued in conjunction with acquisitions	$945

See Notes to Consolidated Financial Statements

INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Organization, Operations and Liquidity

International Microcomputer Software, Inc. was incorporated in California in November 1982. IMSI develops and publishes software and content in the precision design (computer assisted drawing; "CAD") and consumer software categories targeted to small to medium-size businesses, professionals, and consumers.
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

The Company is subject to the risks associated with similar companies in a comparable stage of growth and expansion. These risks include, but are not limited to, fluctuations in operating results, seasonality, a lengthy sales cycle, competition, a limited customer base, dependence on key individuals, dependence on international operations, foreign currency exchange rate fluctuations, product concentration, and the ability to adequately finance its ongoing operations

Principles of Consolidation

The consolidated financial statements include the accounts of IMSI and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

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

•	Revenue from packaged product sales to resellers and end users is recorded at the time of the sale net of estimated returns.

•	Revenue from sales to distributors is recognized when the product sells through to retailers and end users. Sales to distributors permit limited rights of return according to the terms of the contract.

•	For software and content delivered via the Internet, revenue is recorded when the customer downloads the software, activates the subscription account or is shipped the content.

•	Revenue from post contract customer support (PCS) is recognized ratably over the contract period..

•	Subscription revenue is recognized ratably over the contract period.

•	We use the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date. If there is an undelivered element under the license arrangement, we defer revenue based on vendor-specific objective evidence (VSOE) of the fair value of the undelivered element, as determined by the price charged when the element is sold separately. If VSOE of fair value does not exist for all undelivered elements, we defer all revenue until sufficient evidence exists or all elements have been delivered.

•	Non-refundable advanced payments received under license agreements with no defined terms are recognized as revenue when the customer accepts the delivered software.

•	Revenue from software licensed to developers, including amounts in excess of non-refundable advanced payments, is recorded as the developers ship products containing the licensed software.

•	Revenue from minimum guaranteed royalties in republishing agreements is recognized ratably over the term of the agreement. Royalties in excess of the guaranteed minimums are recognized when collected.

•	Revenue from Original Equipment Manufacturer (OEM) contracts is recognized upon completion of our contractual obligations.

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

Credit terms, when extended, are based on evaluation of the customers’ financial condition and, generally, collateral is not required. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. Management regularly evaluates the allowance for doubtful accounts. Estimated losses are based on the aging of accounts receivable balances, a review of significant past due accounts, and our historical write-off experience, net of recoveries. If the financial condition of our customers were to deteriorate, whether due to deteriorating economic conditions generally or otherwise, resulting in an impairment of their ability to make payments, additional allowances would be required.

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

Royalty Agreements

We have entered into agreements whereby we are obligated to pay royalties on software and content published. We generally pay royalties based on a percentage of sales on respective products or on a fee per unit sold basis. We expense software royalties as product costs during the period in which the related revenues are recorded.

Cash, Restricted Cash, and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of June 30, 2004, approximately $132,000 of our cash was held in foreign financial institutions for the benefit of our foreign subsidiaries. Those funds are not subject to any restrictions.

Marketable Securities

Marketable securities are stated at fair value. Marketable securities maturing within one year that are not restricted are classified as current assets. We determine the appropriate classification of our marketable securities at the time of purchase and reevaluate such classification as of each balance sheet date. We classify all of our marketable securities as available-for-sale and carry such securities at fair value.

Software Development Costs and License Fees

Costs incurred in the initial design phase of software development are expensed as incurred in research and development. Once the point of technological feasibility is reached, direct production costs are capitalized in compliance with Statement of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. We cease capitalizing computer software costs when the product is available for general release to customers. Costs associated with acquired completed software are capitalized. Total capitalized software development costs at June 30, 2004 and June 30, 2003 were $4,153,000 and $1,103,000 less accumulated amortization of $1,405,000 and $1,016,000 respectively.

We amortize capitalized software development costs and visual content license fees on a product-by-product basis. The amortization for each product is the greater of the amount computed using (a) the ratio of current gross revenues to the total of current and anticipated future gross revenues for the product or (b) 18, 36, or 60 months, depending on the product. IMSI evaluates the net realizable value of each software product at each balance sheet date and records write-downs to net realizable value for any products for which the carrying value is in excess of the estimated net realizable value. Total amortization expense of capitalized software and license fees, all of which was charged to product costs, was $389,000 and $216,000, for the fiscal year ended June 30, 2004 and 2003, respectively.

Domain Names

Domain names represent internet addresses, which are registered by us for our exclusive use. These domain names are used in Uniform Resource Locators (URLs), which users type into their Internet browsers to view our proprietary web sites. Domain names are being amortized over a period of 60 months.

Goodwill

Total goodwill at June 30, 2004 was $7,559,000 relating mainly to the acquisitions we consummated during fiscal 2004. As of June 30, 2004, our assets related to discontinued operations also include $179,000 of goodwill related to Keynomics. This amount will be eliminated against the gain on the sale of discontinued operations when the transaction closes during the first quarter of fiscal 2005. In accordance with SFAS No. 142, Goodwill and Intangible Assets goodwill is being assessed for impairment annually or more frequently if circumstances indicate impairment. We have not recognized any impairment related to goodwill during fiscal 2004.

Inventories

Inventories, consisting primarily of CD-ROMs, manuals, packaging, freight in, production costs and packing supplies, are valued at the lower of cost or market and are accounted for on the first-in, first-out basis. Management performs periodic assessments to determine the existence of obsolete, slow moving and non-salable inventories, and records necessary provisions to reduce such inventories to net realizable value. We recognize all inventory reserves as a component of product costs. As of June 30, 2004, approximately $21,000 of our inventory was held by certain of our distributors under consignment arrangement.

Advertising Costs

Advertising costs are expensed as the related benefit is received from the advertising vendor.

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

Impairment of Long Lived Assets

We review long-lived assets and identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. We assess these assets for impairment based on estimated undiscounted future cash flows from these assets. If the carrying value of the assets exceeds the estimated future undiscounted cash flows, a loss is recorded for the excess of the asset’s carrying value over the fair value. We did not recognize any impairment loss for long-lived assets in either fiscal 2004 or fiscal 2003.

Fair Value of Financial Instruments

The fair value of cash and cash equivalents, trade receivables, trade payables and debt approximates carrying value due to the short maturity of such instruments.

As of June 30, 2004 we have $1,771,000 classified under investments in securities on our balance sheet. This amount represents the market value of the 125,000 shares of Jupitermedia common stock we received as part of the total consideration paid for the sale of ArtToday and are being held in escrow until December 30, 2005. At our discretion, we have the ability to replace all or a portion of the common stock held in escrow with cash in an amount equal to the closing market value of the common stock to be replaced at June 30, 2004. As part of an amended escrow agreement with Jupitermedia, 125,000 of the original 250,000 shares that were tendered as part of the consideration in the sale were released from the escrow account in February 2004. As of June 30, 2004, we had sold 60,000 of the Jupitermedia shares. All of the 250,000 shares that we received as part of the consideration of the ArtToday sale were included as part of a registration statement on Form S-3 that Jupitermedia filed on August 27, 2003.

Subsequent to June 30, 2004, we substituted approximately $500,000 in cash for the remaining 125,000 shares of Jupitermedia from the escrow agent. These shares have been deposited into our marketable securities account and will be sold as market conditions allow.

We also hold, in escrow, as of June 30, 2004 $650,000 in cash in connection to the ArtToday sale under the caption Assets related to discontinued operations. Under the terms of the escrow agreement, $650,000 net of any identified claim reserves was released to us on June 30, 2004. The remaining $650,000 escrow balance, net of any identified claim reserves, will be released to us on December 30, 2004. Approximately $42,000 of the remaining cash in escrow is due to the former minority shareholders of ArtToday and is payable to them as we receive the funds from the escrow agent, net of any claims. As of June 30, 2004, we are not aware of any actual or threatened claims which would impair our ability to receive all of these funds when the escrow period is completed.

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

In February 2000, we canceled approximately 870,000 options held by existing employees and replaced those options with new options with a revised expiration date. The canceled options had a weighted average exercise price of $3.51 per share, and the reissued options are exercisable at $0.75 per share. This cancellation and re-grant meets the definition of a re-pricing under FIN 44, and the reissued options are being accounted for as variable options. Under variable plan accounting, we recognize a charge equal to the per share change in the share value until the underlying options expires or is exercised. During fiscal year 2004 and 2003, we recognized $15,000 and $6,000 respectively related to variable awards.

Had compensation cost for the stock-based compensation plans been determined based upon the fair value at grant dates for awards under those plans consistent with the method prescribed by SFAS 123, net income would have been reduced to the pro forma amounts indicated below. The pro forma financial information should be read in conjunction with the related historical information and is not necessarily indicative of the results that would have been attained had the transaction actually taken place.

(in thousands, except per share amounts)	Year Ended June 30,
	2004	2003

Net Income, as reported	$646	$10,668
Intrinsic compensation charge recorded under APB 25	508	(173)
Pro Forma compensation charge under SAS 123	(1,834)	(1,570)
Pro Forma net income	(680)	8,925
Earnings Per Share:
Basic—as reported	$0.03	$0.47
Basic—pro forma	($0.02)	$0.39

Diluted—as reported	$0.03	$0.47
Diluted—pro forma	($0.02)	$0.39

The fair value of each option granted was estimated on the date of the grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Year Ended June 30,
	2004	2003
Risk-free interest rates	4.14%	1.2%
Expected dividend yields	0%	0%
Expected volatility	72%	120%
Expected option life (in years)	5	5

The weighted average fair value as of the grant date for grants made in fiscal 2004 and 2003 were $1.06 and $0.54, respectively.

We have granted options and warrants to certain key consultants which resulted in charges recognized as of June 30, 2004. Charges for grants to non-employees were recorded at the time of options and warrant grants, and calculated using the Black-Scholes method of valuation. The charge to income for stock based compensation has been as follows (in thousands):

	Fiscal year ended
Period	June 30, 2004	June 30, 2003

Sales Adjustments	$21	$21
Sales and Marketing	13	11
General and Administrative	472	(138)
Research and Development	2	—
Non operating Expenses	—	478
Total charge to earnings	$508	$372

New Accounting Standards

Accounting for Revenue Arrangements with Multiple Deliverables In November 2002, the EITF reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Issue 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of Issue 00-21 applies to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of Issue 00-21 did not have a material effect on our consolidated financial position, results of operations or cash flows.

Amendment of Statement 133 on Derivative Instruments and Hedging Activities On April 30, 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. Statement 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to Statement 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. In addition, Statement 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives. Statement 149 is effective for contracts entered into or modified after June 30, 2003. At June 30, 2004, we do not hold any derivative instruments. The adoption of Statement 149 did not have an effect on our consolidated financial position, results of operations or cash flows.

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

Reclassifications

Reclassifications have been made to the amounts reported in 2003 to conform to the current year presentation. The amounts reported for fiscal 2004 present the results of Keynomics as discontinued operations due to the sale of its assets July 29, 2004.

The amounts reported for fiscal 2003 present the results of operations for ArtToday and Keynomics as discontinued operations due to the sale of ArtToday on June 30, 2003 and the sale of Keynomics on July 29, 2004.

Effective for the quarter ended December 31, 2003, we revised our accounting treatment with regard to fees paid to our third party E-commerce solution provider, whereby we now record them as sales and marketing expenses as compared to our prior treatment of them as an offset to revenue. The effect of this reclassification, as of June 30, 2004, was to increase revenues and sales and marketing expense by $428,000 for the fiscal year ended June 30, 2004. In order to conform our prior year’s results to this revised presentation for fiscal year ended June 30, 2003, we have increased revenues and sales and marketing expense by $309,000.

2.	Discontinued operations

Sale of Keynomics

In July 2004, we sold the assets and customer related liabilities of our wholly owned subsidiary Keynomics, Inc. The acquiring entity (Keynomics, L.L.C.) will continue to provide ergonomic and keyboard training using the KeySoft Performance System(TM) for worker-related safety, productivity, and ergonomic compliance improvements. As part of the consideration, which consisted mainly of cash with the potential for additional cash consideration based on the achievement of certain revenue targets, we acquired a ten (10%) ownership interest in Keynomics, L.L.C. Additionally, in the September 2004 quarter, we expect to record a gain on the sale of the Keynomics, Inc. assets of approximately $84,000.

The results of the Keynomics segment for the two years ending June 30, 2004 are reported below;

(in thousands)	June 30
	2004	2003

Net Revenues	$754	$1,147
Gross Margin	736	1,105
Income (Loss) before Income Tax	($312)	$90

In the fourth quarter, we evaluated the Keynomics business segment and its long term prospects. As a result of that analysis and given our focus on direct marketing and the on-line distribution of precision design content, we determined that Keynomics no longer represented a strategic fit for our company and began the process of divesting it. That process concluded with the sale of the segment in July 2004.

Under Generally Accepted Accounting Principles ("GAAP") in the United States, Keynomics operating results for the fiscal year ended June 30, 2004 have been accounted for as discontinued operations.

Simultaneous with this transaction, we entered into a non-exclusive licensing agreement to sell and distribute subscriptions of the TurboTyping On-line product for Keynomics, L.L.C. for the education market.

Reclassifications have been made to the amounts reported in fiscal 2003 to conform to the current year presentation. The amounts reported for fiscal 2004 and 2003 present the results of operations for Keynomics as discontinued operations due to the sale of Keynomics’ assets on July 29, 2004.

Sale of ArtToday

As previously disclosed in our annual report on Form 10-KSB for the fiscal year ended June 30, 2003, we sold ArtToday, Inc, our wholly-owned subsidiary based in Arizona, to Jupitermedia Corporation in June 2003. Under Generally Accepted Accounting Principles ("GAAP") in the United States, ArtToday’s operating results for the fiscal year ended June 30, 2003 have been accounted for as discontinued operations.

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

During the quarter ended June 30, 2004, we recorded an additional gain of $1.0 million from the sale of discontinued operations representing the successful achievement of the second earn-out from the sale of ArtToday. The full amount of the $1.0 million was paid per the stock purchase agreement on August 14, 2004.

As part of the sale of ArtToday, Inc., a portion of the consideration received was placed in an escrow account to offset potential indemnity claims against ArtToday, Inc. which were unknown at the close of the transaction. The escrowed amounts consisted of $1,300,000 in cash and 250,000 shares of Jupitermedia Corporation common stock. The cash was recorded as "Assets related to discontinued operations" and was subject to claims of $84,000 of certain minority shareholders of ArtToday which was recorded as "Liabilities related to discontinued operations". Net of any indemnity claims the cash escrow was partially (50%) released at June 30, 2004 and the remaining 50% is scheduled to be released on December 30, 2004. The stock escrow, which is classified as "Investment in Securities", is scheduled to be released net of any claims on December 31, 2005. At the Company’s option, we are allowed to sell the shares in escrow at any time during the escrow period but are required to maintain a $1.0 million balance of cash or securities in the account. As part of an amended escrow agreement with Jupitermedia, 125,000 of the shares were released from the escrow account in February 2004 and the escrow reserve balance requirement was reduced to approximately $500,000. Those shares have been classified as "Investment in Marketable Securities". As of June 30, 2004, we had sold 60,000 of the Jupitermedia shares.

Subsequent to June 30, 2004, we substituted approximately $500,000 in cash for the remaining 125,000 shares of Jupitermedia from the escrow agent. These shares have been deposited into our marketable securities account and will be sold as market conditions allow.

3.	Product Line and other Acquisitions

The table below details the consideration paid for acquisitions completed in fiscal 2004 and the allocation of that consideration to the tangible and intangible assets acquired.

	Estimated useful life	Consumer & Business Software Solutions Segment		Precision Design Solutions Segment	Total
		Material Transactions (Allume)	Aggregated Non Material Transactions	Aggregated Non Material Transactions

Consideration
Cash		$1,350	$525	$1,886	$3,761
Less: Cash on hand		(371)	-	(16)	(387)
Cash paid to fund Escrow Account(s)		150	-	359	509
Stock		3,894	129	77	4,100
Stock Options		945	-	-	945
Warrants		-	-	65	65
Obligations due to seller		4,700	-	910	5,610
Liabilities assumed		942	-	23	965
Transaction fees		98	-	44	142
Total Consideration		$11,708	$654	$3,348	$15,710

Asset Allocation

Tangible Assets
Accounts receivable, net		751	-	-	751
Inventory		145	160	91	396
Prepaid expenses		85	155	1	241
Other current assets		-	-	2	2
Fixed Assets		227	-	40	267
Total Tangible Assets		$1,208	$315	$134	$1,657

Intangible Assets
Capitalized software / content	5 years	2,000	-	971	2,971
Domain names and website assets	5 years	-	184	1,518	1,702
Capitalized distribution agreements	6 years	400	-	-	400
Customer lists	5 years	590	34	296	920
Trademarks	Indefinite	700	9	-	709
Goodwill	Indefinite	6,810	112	429	7,351
Total Intangible Assets		$10,500	$339	$3,214	$14,053

Total Assets Acquired		$11,708	$654	$3,348	$15,710
Aggregate amount of contingent payments (1)		$-	$-	$525	$525

(1)	Originally, the Allume purchase agreement included earn-out payments of $2 million based on future net revenues. On September 2, 2004, IMSI and Aladdin Holdings amended their agreement whereby the earn-out payments were converted from contingent obligations to contractual obligations.

The goodwill associated with these acquisitions is not deductible for tax purposes.

DevDepot On May 11, 2004 we entered into an asset purchase agreement with DevDepot, LLC, whereby we acquired certain assets of DevDepot. The assets included inventories, customers’ profiles, rights to all contracts and license agreements in addition to certain interests in intellectual properties related to the business. The consideration for the acquisition was paid in a combination of cash and 112,000 unregistered common shares, a portion of which is subject to an escrow period.

Allume On April 19, 2004 we completed the acquisition of all the stock of Aladdin Systems, Inc., a developer and publisher of utility software solutions in the areas of information access, removal, recovery, security and distribution of information and data for the Windows, Linux and Macintosh platforms. We purchased Aladdin for a combination of cash, stock (determined based on the closing bid price of our common stock for the twenty days prior to the close of the acquisition)and notes from its parent company, Aladdin Systems Holdings, Inc. and subsequently changed the company’s name to Allume Systems, Inc. Our financial results include the results of Allume from April 19, 2004 (the acquisition date) to June 30, 2004.
The consideration paid to Aladdin Holdings in the acquisition consisted of a combination of cash in the amount of $1,500,000, subject to a 10% escrow, 2,317,881 unregistered shares of IMSI common stock and two three-year convertible notes in the aggregate amount of $3,000,000. These notes are secured by the Allume common stock. Additional cash earn-out payments may be earned, up to an aggregate of $2,000,000, based on net revenues derived from Aladdin for the three consecutive twelve-month periods following the Closing Date.

In early September 2004, IMSI and Aladdin Holdings amended the portion of the agreement which called for earn-outs to be paid based on the achievement of certain revenue targets.  The payments were converted from contingent obligations to contractual obligations as follows;

•	The first earn out payment of $666,667 which could have been due on April 19, 2005 became fully earned and payable on June 2, 2005
•	The second and third earn-out payments were terminated in consideration of the issuance of shares of the common stock of IMSI priced as of the closing bid price on the date of the amendment. As a result, IMSI will issue an additional 1,065,807 of its common stock to Aladdin Holdings. These shares will be included in the registration statement to be filed on Form SB-2 pursuant to the Registration Rights Agreement between Aladdin Holdings and IMSI, as contemplated below.

As part of the same agreement, Aladdin Holdings agreed to modify the date by which IMSI was required to file a registration statement on Form SB-2 of the common stock that Aladdin Holdings received from IMSI as part of the original agreement from ninety (90) days from the closing date to September 30, 2004.  Additionally, Aladdin Holdings agreed to modify the date by which the registration statement was to be considered effective by the Securities and Exchange Commission from one hundred and eighty (180) days from the closing date to March 31, 2005.  Should IMSI not be able to complete the registration statement or if it does not become effective within the dates prescribed, IMSI could be subject to liquidated damage penalties equal to 5% of the value of the common stock which was delivered as part of the original agreement payable during each month in which the registration statement is delinquent.

The unaudited pro forma information below presents results of operations as if the Allume acquisition had occurred as of July 1, 2002. The unaudited pro forma information is not necessarily indicative of the results of operations of the combined companies had these events occurred at the beginning of the year presented nor is it indicative of future results (in thousands, except share and per share amounts):

Unaudited Pro Forma Information	Fiscal year ended June 30,
	2004	2003
Revenues
	$19,076	$15,990
Loss from continuing operating	(987)	(2,493)
Net income	770	11,045
Shares used in computing earnings per share	26,759,793	25,118,676
Basic and diluted earnings per share	$0.03	$0.44

Houseplans.com On February 23, 2004 we entered, through our wholly owned subsidiary, Houseplans, Inc., into an asset purchase and license agreement with ULTRYX, Inc whereby we acquired certain assets of ULTRYX. The assets included the Houseplans.com domain name, related web site assets including stock house plans images and related on-line and print content in addition to customers’ profiles. The acquisition of this key domain name and related content will allow us to continue to expand our presence and improve our efficiency in the fast growing market for the sale of stock house plans via the internet.

The total consideration for the acquisition was a combination of cash and notes payable. Included in the agreement was a warrant to purchase 20,000 shares of IMSI’s common stock at any time within the three-year period following the execution of the agreement at $1.24 per share.

Subsequent to June 30, 2004, this agreement was modified to eliminate a portion of the notes payable in exchange for the rescheduling of certain of the content deliverables. The effect of the modification was a reduction in the purchase price and a corresponding reduction in the value allocated to the acquired assets

Houseplans On November 17, 2003, we acquired Planworks L.L.C., a leading on-line provider of house plans. Planworks operated the Houseplanguys.com website that contains an extensive library of over 11,000 unique house plans and has more than 25,000 members. We also acquired ten other domain names which are used to assist individuals and designers looking for house plans and related products, further strengthening the IMSI network of on-line design and content commerce sites. The total consideration for the acquisition was comprised of cash, 85,000 shares of unregistered common stock and earn-out payments. Upon the completion of the acquisition, we changed the name of the company from Planworks, L.L.C to HomePlan, Inc. which in turn was subsequently changed to Houseplans, Inc.

CADsymbol On November 6, 2003, we entered into an asset purchase agreement with Assistto GmbH , a German company, whereby we acquired title and interest in certain tangible and intangible assets of Assistto. The assets included over 30 million CAD symbols, custom developed software and all related assets including inventory, web sites and domain names. With these symbols and the related website assets, we will be able to continue to develop and deliver, via the internet, CAD content to our Architecture, Engineering and Construction customers who rely on this content to create, modify and design drawings using a variety of CAD software packages.
The total consideration was comprised of cash (including escrowed cash) and a warrant granted to the principals of Assistto to purchase 40,000 shares of IMSI’s common stock at any time within the three year period following the closing at an exercise price of $1.21.

CADsymbols On October 27, 2003, we entered into an asset license and purchase agreement with Cardiff Consultants, Limited, a New York corporation, whereby we acquired from Cardiff the exclusive, non-transferable right to use the CADsymbols.com and CADsymbols.net domain names and trademarks until December 31, 2006, when Cardiff is to assign the domain names and trademark to us subject to our payment of all amounts due Cardiff. As part of the transaction, we also entered into a license for over 8 million CAD symbols which with the key domain name formed the basis of this business. The total consideration for the acquisition was comprised of cash, notes payable and a warrant to purchase 20,000 shares of IMSI’s common stock at any time within the three-year period following the execution of the agreement at $1.14 per share.

CADalog On September 12, 2003, we acquired from CADalog, Inc, CADalog.com, a network of websites that offers one of the largest mechanical parts symbols libraries on-line and allows members access to over eight million 2D and 3D hardware component symbols. The acquisition also included the purchase of CADalog, Inc.'s Partsxl.com, Partswork.com and 3DModelsharing.com websites. This acquisition gives us the opportunity to sell additional CAD content and software plug-ins. The total consideration for the acquisition was paid in cash.

DesignCAD On July 28, 2003, we entered into an agreement to purchase the tangible and intangible assets of Upperspace Corporation, an Oklahoma corporation, constituting its DesignCAD line of products, several learning aids, and various smaller design programs. These products enabled us to significantly strengthen the depth and variety of our offerings to consumers and small business users in the under $100 CAD market.

In addition to the total consideration (comprised of cash including escrowed cash and notes payable) the agreement calls for an earn-out based on net revenue that could result in an additional amount to be paid to Upperspace during the next three fiscal years and a license pursuant to which Upperspace shall act for a period as the exclusive distributor of the purchased products to retail outlets, and a non-exclusive reseller of the product through direct sales channels such as the Internet, email, telephone and fax.

In May 2004, we modified the agreement to obtain all retail distribution rights to the products in exchange for cash and 69,000 unregistered shares of IMSI common stock.

Subsequent to June 30, 2004, it was determined that Upperspace had not earned the earn-out compensation in the first fiscal year of the agreement.

4.	Fixed Assets

Fixed assets consist of (in thousands):

June 30, 2004
Computer and office equipment	$2,166
Software	475
Building Improvements	119
Subtotal	2,760
Accumulated depreciation	(2,123)
Fixed assets, net	$637

We incurred depreciation expenses of $116,000 and $265,000 for the fiscal years ended June 30, 2004 and 2003 respectively.

5.	Software Development Costs and License Fees

Capitalized software development costs and license fees consist of the following (in thousands):

June 30, 2004
Acquired cost	$4,153
Accumulated amortization	(1,405)
Capitalized software, net	$2,748

6.	Domain Names

Capitalized domain names consist of the following (in thousands):

June 30, 2004
Acquired cost	2,488
Accumulated amortization	(213)
Capitalized domain names, net	$2,275

7.	Amortization Expense

The following table summarizes the actual and estimated amortization expense for our intangible assets for the periods indicated (in thousands):

	Fiscal year ended June 30,
	2004	2005	2006	2007	2008	2009
	Actual	Estimate

Capitalized Software	$397	$771	$733	$531	$400	$333
Capitalized Customer Names	77	223	223	166	125	105
Capitalized Domain Names	212	374	374	374	373	181
Capitalized Distribution Rights	50	101	101	101	101	101
Total amortization expense	$736	$1,469	$1,431	$1,172	$999	$720

8.	Debt

The following table details our outstanding debt as of June 30, 2004:

June 30, 2004
Short-Term
Short-term financing (secured by selected accounts receivable)	$206

Acquisition related obligations
Aladdin Systems Holdings, Inc	2,700
All other acquisition related obligations	469
Subtotal Short-Term acquisition related obligations	3.169

Other short term obligations	182

Subtotal Short-Term	$3,557

Long-Term
Acquisition related obligations
Aladdin Systems Holdings, Inc	2,000
All Other acquisition related obligations	318
Subtotal Long Term	$2,318

The following table details the repayments of the debt detailed above over the next five years ending June 30, 2009:

	Fiscal year ended June 30,
	2005	2006	2007	2008	2009 and beyond

Short Term Debt	$3,557	$—	$—	$—	$—
Long Term Debt	—	1,097	1,063	22	136
Total Repayments	$3,557	$1,097	$1,063	$22	$136

Short-term financing

As of June 30, 2004 we had $187,000 outstanding to a lendor under a 20% revolving note secured by accounts receivable. The balance due including all accrued interest was paid in full on August 23, 2004

Note payable to Imageline

0n April 18, 2003, we reached a final settlement of all outstanding claims with Imageline, Inc. relating to a July 2001 settlement agreement. Under the terms of the restructured settlement agreement, we agreed among other considerations to a promissory note for $178,250 plus simple interest of 10% per annum due on or before April 18, 2004. On June 10, 2003, we amended the amount of this note to $160,000 if payment were made on or before July 7, 2003. This amount was paid in full on July 7, 2003.

9.	Realized gain on marketable securities

During fiscal 2004 we realized $585,000 gain on marketable securities as we sold securities in our investment portfolio. Of this amount, $489,000 was related to the sale of 60,000 shares of Jupitermedia that we received as part of the sale of ArtToday.

10.	Unrealized gain on marketable securities

During fiscal 2004 we recorded $1,982,000 of unrealized gain on marketable securities as we marked to market the value of the securities in our investment portfolio. $1,934,000 of that unrealized gain resulted from the appreciation of the shares of Jupitermedia that we received as part of the sale of ArtToday.

11.	Interest expense

Interest and other expenses, net, include interest expense, interest income, foreign currency transaction gains and losses, and other non-recurring items. The following table summarizes the components of interest and other, net for fiscal 2004 and 2003;

	Fiscal Year ended June 30,
			$ Change from previous year
	2004	2003
	$	$	$ Better / (Worse)%

Interest & Other, net
Interest (expense)	($79)	($444)	$365	-82%
Interest income	97	11	86	782%
Foreign exchange gain (loss)	9	60	($ 51)	-85%
Other income (Expenses)	51	($523)	574	110%
Gain on liquidation of foreign subs	—	46	($ 46)	-100%
Total Interest & Other, net	$78	($850)	$928	-109%

The decrease in interest expense during fiscal 2004 was mainly the result of our balance sheet restructuring during fiscal 2003, as we settled the majority of our interest bearing debt. The interest expenses we incurred during fiscal 2004 relate primarily to the acquisitions-related notes and interest incurred on our short term financing activities.

On September 18, 2003, we received a 15% one-year note from DCDC whereby we extended a loan to DCDC in the amount of $350,000. The note is due, with interest, on September 18, 2004. The note is secured by 400,000 shares of IMSI’s stock held by DCDC. Concurrent with this note, DCDC repaid the entire principal portion of a $50,000 note, made in favor of IMSI on February 25, 2003. That note, due on February 25, 2004, was unsecured and carried a 4% interest rate. This note had been previously recorded as a fully reserved receivable as it was unsecured. The reversal of the reserve upon the repayment of this note was consequently accounted for as other income during fiscal 2004.

During fiscal 2003, other income (expense) relate mainly to charges we recognized while settling various disputes. Theses charges were incurred mainly to settle the Imageline and the Sorrentino litigations which amounted to $415,000 and $60,000 respectively.

12.	Gain on extinguishment of Debt

During fiscal 2004, we recognized a gain of $76,000 from the extinguishment of debt primarily relating to the settlement of liabilities related to assets under a capital lease.

During fiscal 2003, we recognized a $762,000 gain on forgiveness of debt as a result of settlements with various unsecured creditors who accepted our payoff offers for discounted amounts averaging 10% of the face values of these claims.

13.	Related Party Transactions

Note Receivable from Related Party - DCDC 15% Note

On September 18, 2003, we received a 15% one-year note from Digital Creative Development Corporation ("DCDC") whereby we extended a loan to DCDC in the amount of $350,000. The note is due, with interest, on September 18, 2004. The note is secured by 400,000 shares of IMSI’s stock held by DCDC. The agreement also called for DCDC not to sell any IMSI common stock which it held, with the exception of private sales of IMSI common stock prior to February 15, 2004.

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

Consulting agreement

On May 1, 2003, we entered into a consulting agreement with Mr. Bruce Galloway, chairman of our board of directors, to provide services to the company related to potential acquisitions and divestitures. In return for his services, Mr. Galloway could be entitled to a fee from zero to $200,000 dependent on his involvement and the consideration received or paid by us as a result of the transaction. Upon the successful sale of ArtToday in June 2003, we paid Mr. Galloway a fee of $150,000 per the terms of the agreement.

Five-year, 15% secured promissory notes, with warrants attached

In March 2003, we initiated a private placement of five-year, 15% secured promissory notes to accredited investors. We were successful in raising $805,000. Purchasers of the notes also received warrants to purchase IMSI’s common stock at the rate of one warrant for each $2.00 of principal of the notes. These warrants have a strike price of $0.45 and will expire on June 30, 2006. The notes were secured by a pledge of the common stock of ArtToday.com.  None of the participants in these private placements, except for our Chief Financial Officer, Mr. William J. Bush and Mr. Joseph Abrams (an IMSI related party as a former beneficial owner of IMSI Common Stock) who participated in the amounts of $80,000 and $50,000 respectively and received 40,000 and 25,000 warrants to purchase shares of IMSI’s stock respectively, were deemed to be an "affiliate" or a "related party" as defined in Statement of Financial Accounting Standards No.57, "Related Party Disclosures".

The offering was conducted directly by IMSI. Proceeds of the offering were intended to retire existing debt, purchase of and/or license of digital content and software assets and fund general working capital needs.
Concurrent with the sale of ArtToday on June 30, 2003, we repaid the notes in full with an early repayment penalty of 2% which was $16,000.

14.	Legal Proceedings

We have no pending litigation at June 30, 2004 and as of the date of this filing.

15.	Employee Benefit Plan

We have a defined contribution plan, which qualifies under Section 401(k) of the Internal Revenue Code for employees meeting certain service requirements. The plan allows eligible employees to contribute up to 15% of their compensation to the plan or the annual maximum as defined by the Internal Revenue Service. At the discretion of the board of directors, IMSI may also make contributions each year for the benefit of all eligible employees under the plan. Discretionary contributions for the years ended June 30, 2004 and 2003 were $23,000 and $21,000.

16.	Employee Stock Incentive Plans and Equity Related Transactions

Stock Options

During fiscal 2004, we adopted a new stock option plan "The 2004 Incentive Stock Option Plan" (the "2004 Plan"). Our Board of Directors and shareholders adopted the predecessor to the 2004 Plan, the 1993 Incentive Option Plan on June 30, 1993 (the "1993 Plan"). The purpose of the 2004 and the 1993 Plans was to further the growth and general prosperity of IMSI by enabling our employees to acquire Common Shares, increasing their personal involvement in the Company and thereby enabling IMSI to attract and retain those employees.

Under existing federal tax laws, certain benefits are not applicable to stock options granted under plans adopted more than ten years prior. In particular, options granted more than ten years after adoption of the 1993 Plan are not eligible for incentive stock option treatment within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended. IMSI believes that the ability to grant incentive stock options to its employees is critically important we hope to offer incentive compensation to such employees on par with those provided by our competition and others in the high-tech industry. In addition, tax laws and incentive compensation policies have changed since adoption of the 1993 Plan. As a result, our Board of Directors has adopted and our shareholders have approved the 2004 Plan to permit IMSI to offer a wide range of incentives, including incentive and non-statutory stock options and stock purchase rights.

The 2004 Plan provides for the granting of options to purchase up to an aggregate of 3,000,000 common shares to employees, directors and other service providers of IMSI. Any options that expire prior to exercise will become available for new grants from the "pool" of ungranted options. Options that are granted under the 2004 Plan may be either options that qualify as incentive stock options under the Internal Revenue Code ("Incentive Options"), or those that do not qualify as such incentive stock options ("Non-Incentive Options").

The 2004 Incentive Options may not be granted at a purchase price less than the fair market value of the Common Shares on the date of the grant (or, for an option granted to a person holding more than 10% of the Company’s voting stock, at less than 110% of fair market value) and Non-Incentive Options may not be granted at a purchase price less than 85% of fair market value on the date of grant.

The term of each option, under the 2004 plan, which is fixed at the date of grant, may not exceed ten years from the date the option is granted (by law, an Incentive Option granted to a person holding more than 10% of the company’s voting stock may be exercisable only for five years). At June 30, 2004, 1,627,938 options were available for future grants under the 2004 plan.

The 1993 Employee Incentive Plan, as amended, permitted us to grant options to purchase up to 2,925,000 shares of common stock to employees, directors and consultants at prices not less than the fair market value at date of grant for incentive stock options and not less than 85% of fair market value for non-statutory stock options. These options generally expire 10 years from the date of grant and become exercisable ratably over a 3 to 5-year period. The plan expired on June 30, 2003. At June 30, 2004, no shares were available for future grants under the 1993 plan.

Option activity under the 2004 and 1993 plan is as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding, June 30, 2002	2,151,138	$0.72
Granted (weighted average fair value of $0.54)	974,351	0.66
Exercised	(29,333)	0.20
Cancelled	(835,403)	0.85
Outstanding, June 30, 2003	2,260,753	$0.66
Granted (weighted average fair value of $1.44)	1,374,562	1.52
Exercised	(376,116)	0.42
Cancelled	(90,954)	0.85
Outstanding, June 30, 2004	3,168,245	$1.05

Warrants

Warrants have been granted from time to time in conjunction with financings, debt settlements, Board of Directors and employee compensation and consulting arrangements. Warrant activity is as follows:

	Number of Warrants	Average Exercise Price

Outstanding, June 30, 2002	7,066,577	$1.22
Granted (weighted average fair value of $0.90)	1,302,500	0.95
Exercised	(2,112,500)	0.81
Outstanding, June 30, 2003	6,256,577	$1.16
Granted (weighted average fair value of $0.85)	1,451,667	1.46
Exercised	(565,000)	0.30
Expired	(185,000)	0.96
Outstanding, June 30, 2004	6,958,244	$1.30

Other information regarding Stock Options and Warrants

Additional information regarding options and warrants outstanding as of June 30, 2004 is as follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
$0.20-$0.60	548,326	8.07	0.39	489,494	0.39
$0.63-$0.71	508,177	8.84	0.69	503,177	0.69
$0.75-$1.06	711,667	6.39	0.82	657,175	0.81
$1.40-$1.44	733,100	9.83	1.41	96,149	1.43
$1.66-$4.17	666,975	9.38	1.73	116,611	2.06

	3,168,245			1,862,606

Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
$0.20 - $0.32	520,000	0.23	520,000	0.23
$0.45 - $0.46	1,002,500	0.46	1,002,500	0.46
$0.50 - $0.75	716,953	0.62	716,953	0.62
0.81	2,737,500	0.81	2,737,500	0.81
$0.86 - $1.15	907,000	1.06	658,250	1.03
$1.21 - $2.30	680,000	1.89	677,500	1.89
$5.00 - $14.85	394,291	9.05	394,291	9.05

	6,958,244		6,706,994

17.	Commitments

Future minimum payments for the capital and operating lease are as follows (in thousands):

	Fiscal Year	Capital Leases	Operating Leases
	2005	—	$629
	2006	—	640
	2007	—	568
	2008	—	364
	2009 and after	—	368
Total minimum payments		—	$2,569
Less amount representing interest		—	—
Less current portion		—	629
Long-term portion		—	$1,940

For the twelve months ending June 30, 2004 and 2003 we recognized $283,000 and $170,000 as rental expense related to operating leases, respectively.

18.	Income Taxes

The provision for taxes on income was comprised of the following (in thousands):

	Fiscal year ended June 30, 2004	Fiscal year ended June 30, 2003
Current:
Federal	$118	$120
State	(100)	226
Foreign	20	(68)
Total tax provision	$38	$278

Deferred tax balances consist of the following (in thousands):

	June 30, 2004	June 30, 2003
Current tax assets
Allowance for doubtful accounts and returns	289	112
Inventory reserve	50	24
Accrued employer liabilities	180	50
Accrued royalties	60	89
State tax	—	95
Installment receivables	—	—
Total current tax assets	579	370

Non-current tax assets
Net operating loss carry forward	13,814	12,926
Credits	426	—
Package Design Costs	26	37
Fixed assets	11	11
Purchased intangibles	2,796	2,548
Loss on investment in subsidiaries in liquidation	—	74
Deferred rent	22	—
Total non-current assets	17,095	15,596

Gross Deferred tax assets	17,674	15,966
Unrealized appreciation	(808)	—
Valuation allowance	(16,866)	(15,966)

Net deferred tax assets	$—	$—

At June 30, 2004, IMSI had an operating loss carry forward of approximately $37.2 million for federal tax purposes and approximately $14.1 million for state tax purposes, which expire in various amounts through 2021.

The federal net and state net operating losses begin to expire in 2119, and 2008 respectively. Use of the net operating losses may be limited in the event of an ownership change as defined by the Internal Revenue Code.

The effective tax rate differs from the federal statutory rate for the years ended June 30, 2004 and 2003 as follows (in thousands):

	Year ended June 30, 2004	Year ended June 30, 2003

Federal tax at 35% statutory rate	$239	$3,576
State tax provision, net of federal benefit	117	556
Change in valuation allowance	(266)	(2,630)
Book / tax difference in gain on sale of ArtToday	(82)	(1,001)
State tax credits	—	(235)
Other	30	12
Total income tax provision (benefit)	$38	$278

The components of the provision related to continuing operations and discontinued operations are as follows:

	Year ended June 30, 2004	Year ended June 30, 2003

Continuing operations	$38	$7
Discontinued operations	—	271
Total tax provision	$38	$278

19.	Earnings Per Share

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

	Fiscal year ended June 30
	2004	2003

Basic Weighted Average Shares Outstanding	22,838,415	22,800,795

Total Stock Options Outstanding	3,168,245	2,260,753
Less: Anti Dilutive Stock Options due to loss	(3,168,245)	(2,260,753)

Total Warrants Outstanding	6,958,244	6,256,577
Less: Anti Dilutive Warrants due to loss	(6,958,244)	(6,256,577)

Diluted Weighted Average Shares Outstanding	22,838,415	22,800,795

20.	Segment Information

We have two reportable operating segments which are based on our product families that generate revenues and incur expenses related to the sale of our software and services. All inter-company amounts are eliminated through consolidation. Certain general and administrative expenses are allocated among our different segments based on each segment contribution to total revenue.

	Fiscal 2004			Fiscal 2003
(in thousands)	Precision Design Solutions	Consumer & Business Software Solutions	Total	Precision Design Solutions	Consumer & Business Software Solutions	Total
Net revenues	$6,048	$5,937	$11,985	$3,498	$4,597	$8,095
Gross margin	$4,293	$3,555	$7,848	$2,395	$1,753	$4,148
Operating loss	($1,841)	($1,930)	($3, 771)	($608)	($2,126)	($2,734)

The following table details the geographical breakdown in our net revenues (in thousands). The International sales refer to the revenues from our German and Australian wholly owned subsidiaries, IMSI GmbH and IMSI Australia PTY Ltd, and sales derived from international republishing agreement we have in Europe (France, England), Asia (Japan and China) and Australia.

	Fiscal Year ended June 30,
(in thousands)	2004		2003
	$	% of total	$	% of total	$ Change	% change
Domestic sales	$10,226	85%	$6,629	82%	$3,597	54%
International sales	1,759	15%	1,466	18%	293	20%
Total Net Sales	$11,985	100%	$8,095	100%	$3,890	48%

21.	Unaudited Quarterly Financial Information

The following selected financial data should be read in conjunction with the Consolidated Financial Statements, including the related notes, and Item 6 - Management’s Discussion and Analysis or Plan of Operations: (in thousands)

	Fiscal 2004		Fiscal 2003
Quarter ended	Net Revenues	Net Income (loss)	Net Revenues	Net Income (loss)

September 30	$1,621	($400)	$1,118	($136)
December 31	2,356	402	2,801	(51)
March 31	2,713	548	2,183	(103)
June 30	5,295	96	1,993	10,958
Totals	$11,985	$646	$8,095	$10, 668

Item 8- Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 8A- Controls and Procedures

(a) Under the supervision and with the participation of IMSI’s management, including IMSI’s principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures ("Disclosure Controls"), as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

(b) We have evaluated our accounting procedures and control processes related to material transactions to ensure they are recorded timely and accurately in the financial statements. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the eval uation referenced in paragraph (a) above.

Definition of Disclosure Controls

Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our Disclosure Controls include components of our internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the U.S. To the extent that components of our internal control over financial reporting are included within our Disclosure Controls, they are included in the scope of our quarterly controls evaluation.

Limitations on the Effectiveness of Controls

The company’s management, including the principal executive officer and principal financial officer, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation

The evaluation of our Disclosure Controls included a review of the controls’ objectives and design, IMSI’s implementation of the controls and the effect of the controls on the information generated for use in this Annual Report. In the course of the controls evaluation, we sought to identify data errors, control problems or acts of fraud and confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the principal executive officer and principal financial officer, concerning the effectiveness of the controls can be reported in our Quarterly Reports on Form 10-QSB and to supplement our disclosures made in our Annual Report on Form 10-KSB. Many of the components of our Disclosure Controls are also evaluated on an ongoing basis by our Internal Audit Department and by other personnel in our Finance organization, as well as our independent auditors who evaluate them in connection with determining their auditing procedures related to their report on our annual financial statements and not to provide assurance on our controls. The overall goals of these various evaluation activities are to monitor our Disclosure Controls, and to modify them as necessary. Our intent is to maintain the Disclosure Controls as dynamic systems that change as conditions warrant.

Among other matters, we also considered whether our evaluation identified any "significant deficiencies" or "material weaknesses" in our internal control over financial reporting, and whether the company had identified any acts of fraud involving personnel with a significant role in our internal control over financial reporting. This information was important both for the controls evaluation generally, and because item 5 in the certifications of the principal executive officer and principal financial officer requires that the principal executive officer and principal financial officer disclose that information to our Board’s Audit Committee and to our independent auditors. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions," which are deficiencies in the design or operation of controls that could adversely affect our ability to record, process, summarize and report financial data in the financial statements. Auditing literature defines "material weakness" as a particularly serious reportable condition in which the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and the risk that such misstatements would not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to address other controls matters in the controls evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accordance with our ongoing procedures.

Conclusions

Based upon the controls evaluation, our principal executive officer and principal financial officer have concluded that, subject to the limitations noted above, as of the end of the period covered by this Annual Report, our Disclosure Controls were effective to provide reasonable assurance that material information relating to IMSI and its consolidated subsidiaries is made known to management, including the principal executive officer and principal financial officer, particularly during the period when our periodic reports are being prepared.

Code of Ethics

IMSI has established and maintains a Code of Ethics and Business Conduct policy which incorporate our code of ethics applicable to all employees, officers, and independent directors, who are not employees of the company, with regard to their IMSI-related activities. Our policy is designed to deter wrongdoing and to promote honest and ethical conduct and compliance with all applicable laws and regulations. It also communicates our expectations of our employees and helps enable us to provide accurate and timely disclosure in our filings with the Securities and Exchange Commission and other public communications. In addition, the policy incorporates guidelines pertaining to topics such as environmental compliance, health and safety compliance; diversity and non-discrimination; vendor relations, employee privacy; and business continuity.

The full text of our Code of Ethics and Business Conduct is published on our web site at www.imsisoft.com. We intend to disclose any future amendments to the provisions of our Code of Ethics and Business Conduct policy, or waivers of any provisions granted to executive officers and directors, on this web site within five business days following the date of such amendment or waiver.

PART III

Item 9- Directors, Executive Officers, Promoters, and Control Persons; Compliance with Section 16(a) of the Exchange Act Directors

The names of all members of the Board of Directors of IMSI, and information about them as of September 1, 2004 are set forth below:

NAME	AGE	OCCUPATION	DIRECTOR SINCE
Bruce Galloway(1) (3) (4)	46	Chairman of the Board of Directors	2001
Martin Wade, III (3)	55	Chief Executive Officer	2001
Evan Binn (1) (2)	65	Director	2001
Donald Perlyn (1)	61	Director	2001
Robert Mayer	50	Executive Vice President	2000
Robert S. Falcone (2)	57	Director	2002
Richard J. Berman (2) (3)	62	Director	2002

(1)	Member of the Compensation Committee.

(2)	Member of the Audit Committee.

(3)	Member of the Executive Committee.

(4)	Chairman of Board of Directors

Bruce R. Galloway, age 46. Mr. Galloway became Chairman of IMSI in August 2001, pursuant to the proposed merger agreement between IMSI and DCDC signed on August 31, 2001.  Mr. Galloway is currently a managing director of Burnham Securities Inc., an NASD Broker/Dealer an investment bank based in New York and is the President and Founder of Galloway Capital Management.  Prior to joining Burnham, from 1991 to 1993, Mr. Galloway was a senior vice president at Oppenheimer & Company, an investment bank and NASD Broker/Dealer based in New York.  Mr. Galloway holds a B.A. degree in Economics from Hobart College and an M.B.A. in Finance from New York University's Stern Graduate School of Business.  He is currently the Chairman of Datametrics Corporation as well as a director of Forward Industries, Inc., Waiter.com, Inc. and GVI Security Solutions, Inc. Mr. Galloway serves as the Chairman of the Compensation and Executive Committees.

Martin Wade III, age 55. Mr. Wade became a director and CEO of IMSI in August 2001. He brings to the Company a proven track record in mergers and acquisitions and investment banking. Prior to joining IMSI, he served in several executive positions, including CEO, with DCDC between 2000 and 2002. Mr. Wade served from 1998 to 2000 as an M&A banker at Prudential Securities and from 1996 to 1998 as a managing director in M&A at Salomon Brothers. From 1991 to 1996, Mr. Wade was National Head of Investment Banking at Price Waterhouse, LLC. Mr. Wade also spent six years in the M&A department at Bankers Trust and eight years at Lehman Brothers Kuhn Loeb. Mr. Wade is credited with participating in over 200 M&A transactions involving various clients such as, Nike, Cornerstone National Gas Company, Landmark Graphics and Redken Laboratories, Inc. He is also a member of the Board of Directors for DiMon (NYSE: DMN), NexMed (OTC: NEXM), Energy Transfer Group of Dallas, Texas and Command Security Corp (CMMD.OB).

Donald Perlyn, age 61. Mr. Perlyn became a director of IMSI in August 2001. Mr. Perlyn serves as Executive Vice President of Nathan's Famous, Inc. and President of its subsidiary Miami Subs Corporation. He was hired by Miami Subs in May 1989 and became its President in July of 1998. In October 1999 Miami Subs was acquired by Nathan's Famous Inc., itself a DCDC subsidiary. Mr. Perlyn is also a member of the Board of Directors of Nathan's Famous, Inc. (NASDAQ: NATH) Mr. Perlyn is an attorney and a 32-year veteran of the of the restaurant industry.

Evan Binn, age 65. Mr. Binn became a director of IMSI in August 2001. Mr. Binn received his bachelor’s degree from the University of California at Los Angeles and is a certified public accountant in California. He is a member of the California Society of Certified Public Accountants and has maintained a practice in Los Angeles, California for thirty-seven years.

Robert Mayer, Founder & Executive Vice President of Precision Design, age 50. Mr. Mayer became a director in February 2000. Mr. Mayer served as the Company’s Vice President of Sales from 1990 until 1995 and then as Executive Vice President of Worldwide Sales until March 2000 when he left the Company to serve as a Vice President at Adventa.com, Inc. Mr. Mayer rejoined the IMSI team in November 2000 as Executive Vice President. Mr. Mayer also served as a director from 1985 until May 1999. Mr. Mayer received a Bachelor of Arts degree from the University of California at Berkeley, and Masters of Science degree from the University of Washington.

Robert S. Falcone, age 57. Mr. Falcone became a director in February 2002 and has over 32 years of financial management and Board experience. Mr. Falcone has served since 2003 as the Executive Vice President and Chief Financial Officer of Bearing Point, Inc. an international consulting firm serving Global 2000 companies, medium-sized businesses, government agencies and other organizations.  He served as senior vice president and chief financial officer for Nike, Inc. from 1992 to 1998, a time when the company grew annual sales to nearly $10 billion. He began his career at Price Waterhouse, LLP where he spent 21 years, eight of which as an audit partner. Most recently, he was chief financial officer for 800.com, a pioneer in consumer electronics Internet retailing. A graduate of Villanova University and a certified public accountant, Mr. Falcone serves on the boards of directors for RadioShack Corporation (NYSE: RSH), and The Nautilus Group (NYSE: NLS). Mr. Falcone serves as the Chairman of the Audit Committee.

Richard J. Berman, age 62. Mr. Berman became a director in February 2002 and his business career spans 35 years of venture capital, management and mergers and acquisitions experience. In the last five years, Mr. Berman was Chairman and CEO of Internet Commerce Corporation, an Internet supply chain company whose market capitalization rose from $1.2 million to about $1 billion. He is Chairman of KnowledgeCube, an early stage technology fund and Candidate Resources, Inc, the leading manager of human resource websites. Mr. Berman serves as a Director of NexMed (NASDAQ: NEXM), a life sciences company, Stonehedge Partners, a family of hedge funds, MediaBay (NASDAQ: MBAY), the leading distributor of audio books, GVI Security Solution, Inc and Internet Commerce Corporation. Previously, Mr. Berman worked at Goldman Sachs; was Senior Vice President of Bankers Trust Company where he started the M&A and Leveraged Buyout departments; created the largest battery company in the world by merging Prestolite, General Battery and Exide to form Exide (NYSE); and advised on over $4 billion of M&A transactions. He is a past Director of the Stern School of Business of NYU where he obtained a B.S. and an MBA. Mr. Berman holds US and foreign law degrees from Boston College and The Hague Academy of International Law, respectively.

Executive officers

Martin Wade III, CEO. See above.

Gordon Landies, President, age 48. Mr. Landies joined IMSI on September 1, 2001 as President subsequent to the merger agreement between IMSI and DCDC. He brings to the Company 17 years of experience in management of software companies. Before joining IMSI Mr. Landies was a consultant and managing partner in GL Ventures, LLC providing services to software publishing and media companies. In 1999, Mr. Landies was the General Manager of the Home and Game division of Mattel Interactive. From 1994 to 1998 Mr. Landies held positions of Senior Vice President of sales and Executive Vice President for Mindscape, a $100+ million consumer software company. From 1990 to 1994 he was Vice President of sales for The Software Toolworks. Mr. Landies previously served on the Board of Directors of IMSI from 1995 to 1998 as well as on the Boards of Directors of Mindscape, Inc, Entertainment Universe, Inc. and several other private organizations. Mr. Landies graduated in 1981 from Northern Illinois University with a Masters of Business Administration and holds a B.S. in economics from Elmhurst College.

Robert Mayer, Executive Vice President of Precision Design. See above.

William J. Bush, CFO, age 39. Mr. Bush joined our executive team in September 2002. As the former Director of Business Development for Buzzsaw.com and former Corporate Controller and Finance Manager for the AutoCAD Product Division at Autodesk, Inc., the fourth largest software applications company in the world, he brings over 15 years of experience in accounting, financial support and business development to IMSI. Prior to joining IMSI, Mr. Bush was one of the founding members of Buzzsaw.com, a privately held company spun off from Autodesk in 1999, focusing on on-line collaboration, printing and procurement applications. At Buzzsaw.com, Mr. Bush was responsible for establishing the company’s finance and accounting infrastructure as well as leading its acquisition and financing efforts. From 1997 to 1999, Mr. Bush was the Corporate Controller at Autodesk, where his responsibilities included financial planning and analysis, general accounting, and SEC and management reporting. Mr. Bush began his career in public accounting with Ernst & Young, and later with Price Waterhouse in Munich, Germany. He received a B.S. in Business Administration from U.C. Berkeley and is a Certified Public Accountant.

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

The Audit Committee includes at least one member who is determined by the Board to meet the qualifications of an "audit committee financial expert" in accordance with SEC rules. Robert S. Falcone is the director who has been determined to be an audit committee financial expert. Stockholders should understand that this designation is a disclosure requirement of the SEC related to Mr. Falcone’s experience and understanding with respect to certain accounting and auditing matters. The designation does not impose on Mr. Falcone any duties, obligations or liability that are greater than are generally imposed on him as a member of the Audit Committee and Board of Directors, and his designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or Board of Directors

Item 10- Executive Compensation

The following table sets forth all compensation awarded, earned or paid for services rendered to IMSI and its subsidiaries in all capacities during each of the fiscal years ended June 30, 2004, 2003 and 2002 to (i) our chief executive officer during fiscal 2004; and (ii) our most highly compensated executive officers other than the CEO who were serving as executive officers at the end of fiscal 2004.

Summary Compensation Table
		Annual Compensation			Long-Term Compensation Awards
Name and Principal Positions	Fiscal Year	Salary ($) (1)	Bonus ($) (1)	Other Annual Compensation ($) (2)	Securities Underlying Options (#)

Martin Wade III Chief Executive Officer	2004	200,000	—	12,246	46,667
	2003	175,000	175.000	7,976	(2,000,000)
	2002	100,000	25,000	4,458	2,000,000

Gordon Landies President (3)	2004	180,000	—	12,246	150,000
	2003	156,000	221,500	7,976	30,025
	2002	130,000	40,000	65,670	1,250,000

Robert Mayer Executive Vice President, Precision Design	2004	133,500	44,000	16,465
	2003	120,000	18,000	28,708	57,500
	2002	120,000	66,044	3,827	382,500

William Bush Chief Financial Officer	2004	123,542	6,000	—	100,000
	2003	99,279	106,000	—	162,426
	2002	—	—	—	—

(1)	Amounts stated above are the actual amounts received. Amounts paid in fiscal 2004 are based upon the following annual salaries: Wade $200,000, Landies $180,000, Mayer $138,000, and Bush $125,000.

(2)	Includes payments of medical and dental insurance premiums by the Company on behalf of the named officers’ dependants.

(3)	Includes $55,000 of consulting fees.

Option Grants

There were no SAR grants of stock options made during the last fiscal year to any of the named executive officers.

Warrant Grants

The following table sets forth the individual grants of warrants made during the last fiscal year to each of the named executive officers.

Officer	Number of securities underlying options/SARS granted	Percent of total warrants granted to employees in fiscal year	Exercise or base price	Expiration Date

Bush, William	100,000	13.48%	$1.15	10/29/2013
Landies, Gordon	150,000	20.22%	1.15	10/29/2013
Wade, Martin	46,667	6.29%	$0.75	07/03/2013

Options Exercised

The following table sets forth the option exercises made during the last fiscal year by each of the named executive officers; and, information with respect to the number of shares covered by both exercisable and non-exercisable stock options as of June 30, 2004. Also reported are the values for "in-the-money" options, which represent the positive spread between the exercise price of any such existing stock option and the fiscal year-end price of the Common Stock.

Aggregated Option/SAR Exercises In Last Fiscal Year and FY-End Option/SAR Values
			Number of Unexercised Options/SARs At June 30, 2004 (1)	Value of Unexercised In-The-Money Options At June 30, 2004 ($) (2)
Name	Exercise #	Value Realized ($)	Exercisable / Unexercisable	Exercisable / Unexercisable

Bush, William			149,933 / 12,493	$70,299 / $4,248
Landies, Gordon			30,025 / —	$23,722 / $—
Mayer, Robert			107,500 / —	$88,050 / $—

(1)	These options, which typically have a four-year vesting period, become exercisable over time based on continuous employment with the Company; and, in certain cases, are subject to various performance criteria or vest in full immediately.

(2)	Based on the difference between the market price of the common stock at June 30, 2004 ($1.27 per share) and the aggregate exercise prices of the options.

Item 11- Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of September 3, 2004 the beneficial ownership of the Company's Common Stock by:

•	Each person who is known by the Company to own of record or beneficially more than five percent (5%) of the Company's Common Stock

•	Each director or nominee

•	Each other executive officer named in the Summary Compensation Table, and

•	All directors and executive officers as a group. Except as otherwise indicated, the shareholders listed in the table have sole voting and dispositive power with respect to the shares indicated, subject to community property laws where applicable.

	Total
Name	Number	Percent

Digital Creative Development Corp	7,685,758	29.3%
Aladdin Systems Holdings, Inc.	3,383,688	12.9%
Capital Ventures, Inc.	2,422,500	9.2%
Gordon Landies	1,778,664	6.5%
Geoffrey Koblick	1,022,600	3.8%
Robert Mayer	867,086	3.3%
Bruce Galloway	602,500	2.3%
William Bush	327,426	1.2%
Robert Falcone	265,000	1.0%
Richard Berman	250,000	0.9%
Evan Binn	60,000	0.2%
Donald Perlyn	50,000	0.2%
Martin Wade	46,667	0.2%

All directors and executive officers as a Group	5,269,943	17.8%

Item 12- Certain Relationships and Related Transactions

Note Receivable from Related Party - DCDC 15% Note

On September 18, 2003, we received a 15% one-year note from Digital Creative Development Corporation ("DCDC") whereby we extended a loan to DCDC in the amount of $350,000. The note is due, with interest, on September 18, 2004. The note is secured by 400,000 shares of IMSI’s stock held by DCDC. The agreement also called for DCDC not to sell any IMSI common stock which it held, with the exception of private sales of IMSI common stock prior to February 15, 2004.

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

Consulting agreement

On May 1, 2003, we entered into a consulting agreement with Mr. Bruce Galloway, chairman of our board of directors, to provide services to the company related to potential acquisitions and divestitures. In return for his services, Mr. Galloway could be entitled to a fee from zero to $200,000 dependent on his involvement and the consideration received or paid by us as a result of the transaction. Upon the successful sale of ArtToday in June 2003, we paid Mr. Galloway a fee of $150,000 per the terms of the agreement.

Five-year, 15% secured promissory notes, with warrants attached

In March 2003, we initiated a private placement of five-year, 15% secured promissory notes to accredited investors. We were successful in raising $805,000. Purchasers of the notes also received warrants to purchase IMSI’s common stock at the rate of one warrant for each $2.00 of principal of the notes. These warrants have a strike price of $0.45 and will expire on June 30, 2006. The notes were secured by a pledge of the common stock of ArtToday.com.
None of the participants in these private placements, except for our Chief Financial Officer, Mr. William J. Bush and Mr. Joseph Abrams (an IMSI related party as a former beneficial owner of IMSI Common Stock) who participated in the amounts of $80,000 and $50,000 respectively and received 40,000 and 25,000 warrants to purchase shares of IMSI’s stock respectively, were deemed to be an "affiliate" or a "related party" as defined in Statement of Financial Accounting Standards No.57, "Related Party Disclosures".

The offering was conducted directly by IMSI. Proceeds of the offering were intended to retire existing debt, purchase of and/or license of digital content and software assets and fund general working capital needs.  Concurrent with the sale of ArtToday on June 30, 2003, we repaid the notes in full with an early repayment penalty of 2% which was $16,000.

Item 13- Exhibits, Financial Statements and Reports on Form 8-K

(a) Exhibits and Financial Statements:

The following documents are filed as a part of this Report:

•	Financial Statements

The following consolidated financial statements of International Microcomputer Software, Inc., and Subsidiaries, and the Independent Auditors' Report issued thereon, are incorporated by reference in Part II, Item 7:

Independent Auditors' Report for the years ended June 30, 2004, and 2003
Consolidated Balance Sheet at June 30, 2004
Consolidated Statements of Operations for the years ended June 30, 2004 and 2003
Consolidated Statements of Shareholders' Equity for the years ended June 30, 2004 and 2003
Consolidated Statements of Cash Flows for the years ended June 30, 2004 and 2003
Notes to Consolidated Financial Statements

•	Exhibits

The following exhibits are filed as part of, or incorporated by reference into this Report:

23	Consent of Grant Thornton LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Modification Agreement

99.2	Amendment of Modification Agreement

(b) Reports on Form 8-K

•	On June 16, 2004, we filed a Form 8-K/A (amendment to the Form 8-K filed on April 21, 2004) to include the audited financial statements of Aladdin Systems, Inc. and the proforma financial statements of IMSI arising from the acquisition of Aladdin Systems, Inc.

•	On May 18, 2004 we furnished a report on Form 8-K to announce our financial results for the fiscal quarter ended March 31, 2004.

•	On April 21, 2004 we filed a Form 8-K to announce that we had consummated the acquisition of, Aladdin Systems, Inc. from its parent company Aladdin Systems Holding, Inc.

Item 14- Principal Accountant Fees and Services

(1) Audit Fees

Grant Thornton, LLP, our principal accountant, billed us audit fees in the aggregate amounts of $135,627 and $178,000 during Fiscal 2004 and 2003 respectively. These fees relate to the audit of our annual financial statements, to the review of our financial statements included in our quarterly reports on Forms 10-QSB and regulatory filings or engagements in the previous two fiscal years.

(2) Audit-Related Fees

Grant Thornton, LLP, our principal accountant, billed us audit-related fees in the aggregate amounts of $12,536 and $33,000 during Fiscal 2004 and 2003 respectively. These fees relate primarily to acquisition and asset sale activity.

(3)Tax Fees

Grant Thornton, LLP, our principal accountant, billed us tax fees in the aggregate amounts of $20,643 and $121,000 during Fiscal 2004 and 2003 respectively. These fees relate to preparation of our current income tax filings and for tax advice and planning regarding mergers, acquisitions and disposition of assets.

(4) All Other Fees

No other fees were billed during the previous two fiscal years.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Novato, State of California on September 13, 2004

INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.

By:	/s/ MARTIN WADE III
Martin Wade III
Chief Executive Officer

By:	/s/ WILLIAM J. BUSH
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

Pursuant to the Requirement of the Securities Exchange Act of 1934, the following persons in the capacities and on September 13, 2004, have signed this report below.

/s/ BRUCE GALLOWAY

Bruce Galloway Director & Chairman of the Board of Directors

/s/ MARTIN WADE III

Martin Wade III Director

/s/ DONALD PERLYN

Donald Perlyn Director

/s/ EVAN BINN

Evan Binn Director

/s/ ROBERT MAYER

Robert Mayer Director

/s/ ROBERT S. FALCONE

Robert S. Falcone Director

/s/ RICHARD J. BERMAN

Richard J. Berman Director

INDEX TO EXHIBITS
Number	Exhibit Title	Page

23	Consent of Grant Thornton LLP	69

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	70

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	71

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	72

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	73

99.1	Modification Agreement	74

99.2	Amendment of Modification Agreement	76

