Form 10KSB/A
period 2004-06-30
INTERNATIONAL MICROCOMPUTER SOFTWARE INC /CA/
filed 2004-09-14
CIK 814929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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

FORM 10-KSB ANNUAL REPORT
FOR THE YEAR ENDED JUNE 30, 2004
Table of Contents

PORTION AMENDED

This filing on Form 10-KSB/A is to amend our Form 10-KSB for the fiscal year ended June 30, 2004, as filed with the Securities and Exchange Commission on September 13, 2004.   The only amendment we are making is to correct erroneous column headings in the identification of income and expenses for the years ended June 30, 2004 and 2003.  As originally filed, the Form 10-KSB had the identification of the years reversed.  There are no changes in any of the reported numbers or other matters other than this clerical error.

This Annual Report on Form 10-KSB/A does not reflect events occurring after the filing of the registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004, or modify or update those disclosures, except as discussed above.

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

See Notes to Consolidated Financial Statements

INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE INCOME
(In thousands, except per share amounts)

	12 months ended June 30,
	2004	2003
Net revenues	$11,985	$8,095
Product costs	4,137	3,947
Gross margin	7,848	4,148

Costs and expenses:
Sales and marketing	5,190	2,621
General and administrative	3,910	2,903
Research and development	2,519	1,358
Total operating expenses	11,619	6,882

Operating loss	(3,771)	(2,734)

Other income and expense:
Interest and other, net	78	(850)
Realized gain on marketable securities	585	-
Unrealized gain on marketable securities	1,982	-
Loss on disposal of fixed assets	(13)	-
Gain (loss) on sale of product line	59	(41)
Gain on extinguishment of debt	76	762

Loss before income tax	(1,004)	(2,863)

Income tax provision	38	7

Loss from Continuing Operations	(1,042)	(2,870)

Income (loss) from discontinued operations, net of income tax	(312)	1,301
Gain from the sale of discontinued operations, net of income tax	2,000	12,237

Net Income	$646	$10,668

Other comprehensive income
Foreign currency translation adjustments	(8)	(37)
Comprehensive income	$638	$10,631

Basic earnings (loss) per share
Loss from continuing operations	($0.04)	($0.13)
Income (loss) from discontinued operations, net of income tax	($0.01)	$0.06
Gain from the sale of discontinued operations, net of income tax	$0.08	$0.54
Net income	$0.03	$0.47
Diluted earnings (loss) per share
Net income (loss) from continuing operations	($0.04)	($0.13)
Income from discontinued operations, net of income tax	($0.01)	$0.06
Gain from the sale of discontinued operations, net of income tax	$0.08	$0.54
Net income	$0.03	$0.47

Shares used in computing basic earnings per share	23,838	22,801
Shares used in computing diluted earnings per share	23,838	22,801

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

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Novato, State of California on September 14, 2004

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

Pursuant to the Requirement of the Securities Exchange Act of 1934, the following persons in the capacities and on September 14, 2004, have signed this report below.

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

