Form 10KSB/A
period 2004-06-30
INTERNATIONAL MICROCOMPUTER SOFTWARE INC /CA/
filed 2004-11-02
CIK 814929

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

FORM 10-KSB ANNUAL REPORT
FOR THE YEAR ENDED JUNE 30, 2004
Table of Contents

PORTION AMENDED

This filing on Form 10-KSB/A is to amend our Form 10-KSB/A for the fiscal year ended June 30, 2004, as filed with the Securities and Exchange Commission on September 14, 2004.   The only amendment we are making is to modify the date as to which we conducted our evaluation of our disclosure controls and procedures as noted in Section 8(A)(a).  The evaluation was made as of June 30, 2004, the end of the period covered by this annual report. There are no changes in any of the reported numbers or other matters other than this modification.

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

Item 8- Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 8A- Controls and Procedures

(a) Under the supervision and with the participation of IMSI’s management, including IMSI’s principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures ("Disclosure Controls"), as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2004, the end of the period covered by this annual report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

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

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Novato, State of California on November 3, 2004

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

Pursuant to the Requirement of the Securities Exchange Act of 1934, the following persons in the capacities and on November 3, 2004, have signed this report below.

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

