Form 10QSB
period 2004-09-30
INTERNATIONAL MICROCOMPUTER SOFTWARE INC /CA/
filed 2004-11-10
CIK 814929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _______ to _______

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

YES	[X]	NO	[_]

As of November 7, 2004, 28,087,789 Shares of Issuer’s common stock, no par value, were outstanding.

Transitional Small Business Disclosure Format:

YES	[_]	NO	[X]

1

INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
AND SUBSIDIARIES

PART II – OTHER INFORMATION	28

PART I - FINANCIAL INFORMATION

Item1- Condensed Consolidated Financial Statements
INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30, 2004	June 30, 2004
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$3,806	$3,212
Investment in marketable securities	2,383	2,151
Receivables, less allowances for doubtful accounts, discounts and returns of $935	2,594	2,522
Inventories, net of reserves for obsolescence of $123	1,072	1,122
Receivables, other (related to discontinued operations)	—	1,000
Note receivable from related party	350	350
Other current assets	751	552
Assets related to discontinued operations	1,149	828
Total current assets	12,105	11,737
Fixed assets, net	623	637
Intangible Assets
Capitalized software, net	2,604	2,748
Domain names, net	2,103	1,566
Trademarks	722	709
Distribution rights, net	569	594
Capitalized customer lists	1,008	843
Goodwill	8,759	7,559
Total intangible assets	15,765	14,019
Other assets:
Prepaid expenses	86	99
Investment in securities	—	1,771
Total other assets	86	1,870

TOTAL ASSETS	28,579	28,263

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short term debt	2,601	3,557
Trade accounts payable	2,145	2,375
Accrued and other liabilities	2,555	1,751
Total current liabilities	7,301	7,683

Liabilities related to discontinued operations	42	397
Long-term debt and other obligations	2,052	2,318

Total liabilities	9,395	10,398

Shareholders' Equity
Common stock, no par value; 300,000,000 authorized; 28,011,456 issued and outstanding on September 30, 2004 and 26,261,829 issued and outstanding on June 30, 2004.	43,116	41,512
Accumulated deficit	(23,852)	(23,577)
Accumulated other comprehensive loss	(80)	(70)
Total shareholders' equity	19,184	17,865
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$28,579	$28,263
See Notes to Condensed Consolidated Financial Statements

INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,
	2004	2003

Net revenues	$5,694	$$1,621
Product costs	1,514	574
Gross margin	4,180	1,047

Costs and expenses:
Sales and marketing	2,293	598
General and administrative	1,134	657
Research and development	1,039	408
Total operating expenses	4,466	1,663

Operating loss	(286)	(616)

Other income and expense:
Interest and other, net	18	82
Realized / unrealized gain (loss) on marketable securities	(50)	130
Gain on extinguishment of debt	--	81

Loss before income tax	(318)	(323)

Income tax (expense) benefit	(5)	4

Loss from Continuing Operations	(323)	(319)

Loss from discontinued operations, net of income tax	(5)	(81)
Gain from the sale of discontinued operations, net of income tax	53	--

Net Loss	($275)	($400)

Other comprehensive loss
Foreign currency translation adjustments	(10)	(4)
Comprehensive loss	($285)	($404)

Basic and diluted loss per share
Loss from continuing operations	($0.01)	($0.02)
Loss from discontinued operations, net of income tax	($0.00)	($0.00)
Gain from the sale of discontinued operations, net of income tax	$0.00	--
Net loss	($0.01)	($0.02)

Shares used in computing basic and diluted loss per share information	26,462	22,934
See Notes to Condensed Consolidated Financial Statements

INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Three Months ended September 30, 2004
(In thousands)
(Unaudited)

	Common Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at June 30, 2004	26,261,829	$41,512	($23,577)	($70)	$17,865
Issuance of common stock related to:
Warrants exercised	73,070	14			14
Stock options exercised	110,750	51			51
Acquisitions	1,565,807	1,537			1,537

Issuance of warrants related to:
Consulting services rendered		7			7

Issuance of stock options related to:
Consulting services rendered		1			1

Variable accounting adjustment related to stock options previously issued		(6)			(6)

Net loss			(275)		(275)

Foreign currency translation adjustment				(10)	(10)
Balance at September 30, 2004	28,011,456	$43,116	($23,852)	($80)	$19,184

See Notes to Condensed Consolidated Financial Statements

INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended September 30,
	2004	2003

Cash flows from operating activities:
Net cash generated (used) by operating activities	$163	($2,024)

Cash flows from investing activities:
Proceeds from sale of marketable securities	1,480	--
Proceeds from sale of product line	250	--
Cash transferred to escrow	(499)	--
Purchase of trade names, software and domain names	(121)	--
Acquisition of business	(30)	--
Purchase of equipment and furniture	(42)	(82)
Acquisition of product line	--	(950)
Loan to related party	--	(350)
Investment in marketable securities	--	(160)
Cash used by discontinued operations in investing activities	--	(2)
Net cash generated (used) by investing activities	1,036	(1,544)

Cash flows from financing activities:
Settlement of note payable (Imageline)	--	(160)
Proceeds from short-term borrowings	400	--
Repayments of notes	(1,060)	--
Warrants exercised	14	65
Options exercised	51	61
Cash used by discontinued operations in financing activities	(2)	(64)
Net cash used by financing activities	(595)	(98)

Effect of exchange rate change on cash and cash equivalents	(10)	(4)
Net increase (decrease) in cash and cash equivalents	594	(3,670)
Cash and cash equivalents at beginning of period	3,212	10,399
Cash and cash equivalents at end of the period	$3,806	$6,729
See Notes to Condensed Consolidated Financial Statements

(In thousands)	Three months ended September 30,
	2004	2003
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$57	$0

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Notes payable incurred in conjunction with acquisitions	300	345
Capital stock issued in conjunction with acquisitions	$1,537	$0
See Notes to Condensed Consolidated Financial Statements

INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The interim condensed consolidated financial statements have been prepared from the records of International Microcomputer Software, Inc. and Subsidiaries ("IMSI") without audit. All significant inter-company balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments, which consist of only normal recurring adjustments, to present fairly the financial position at September 30, 2004 and the results of operations and cash flows for the three months ended September 30, 2004 and 2003, have been made. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-KSB as amended for the fiscal year ended June 30, 2004. The results of operations for the three months ended September 30, 2004 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

2.	Use of Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

3.	Discontinued Operations

As previously disclosed in our annual report on Form 10-KSB for the fiscal year ended June 30, 2004, we sold the assets and customer related liabilities of our wholly owned subsidiary Keynomics, Inc. in July 2004. The acquiring entity (Keynomics, L.L.C.) will continue to provide ergonomic and keyboard training using the KeySoft Performance System for worker-related safety, productivity, and ergonomic compliance improvements. As part of the consideration, which consisted mainly of cash, with the potential for additional cash consideration based on the achievement of certain revenue targets, we acquired a ten percent (10%) ownership interest in Keynomics, L.L.C. Under GAAP, Keynomics’ operating results for the period ended September 30, 2004, have been accounted for as discontinued operations.

We recorded, during the quarter ended September 30, 2004, a gain of $53,000 from the sale of Keynomics representing the excess of the total consideration received over its net carrying value.

In the fourth quarter of fiscal 2004, we evaluated the Keynomics business segment and its long term prospects. As a result of that analysis and given our focus on direct marketing and the on-line distribution of precision design content, we determined that Keynomics no longer represented a strategic fit for our company and began the process of divesting it. That process concluded with the sale of the segment in July 2004.

The amounts reported for the first quarter of fiscal 2005 and 2004 as discontinued operations represent the pre-tax results of operations for Keynomics. This segment had pre-tax net losses of $5,000 and $81,000 for the first quarter of fiscal 2005 and 2004 respectively. These losses were derived from net revenues of $68,000 and $159,000 for the first quarter of fiscal 2005 and 2004 respectively.

4.	Reclassifications

Effective for the quarter ended December 31, 2003, we revised our accounting treatment with regard to fees paid to our third party E-commerce solution provider, whereby we now record them as sales and marketing expenses as compared to our prior treatment of them as an offset to revenue. In order to conform our prior year’s results to this revised presentation for the three months ended September 30, 2003, we have increased revenues and sales and marketing expense by $49,000.

5.	Acquisitions

The table below details the consideration paid for acquisitions completed in the first quarter of fiscal 2005 and the allocation of that consideration to the tangible and intangible assets acquired.

Table I-1-5
	Precision Design Solutions Segment
	Aggregated Non Material Transactions

Consideration
Cash	$1,275,000
Escrowed cash	75,000
Notes	300,000
Stock	503,333
Less: Cash on hand	(67,087)
Legal fees	29,993
Broker Fees (cash & warrants)	43,144
Total Consideration	$2,159,383
		Estimated Useful Life
Purchase Price Allocation

Assumed liabilities	(6,548)

Tangible Assets
Inventory	1,106
Accounts receivable	4,918
Total Tangible Assets	6,024

Intangible Assets
Identifiable Assets
Customer List	220,000	3 years
Domain Names	603,115	5 years
Total Identifiable Assets	823,115

Unidentifiable Assets
Goodwill	1,336,792	Indefinite
Total Unidentifiable Assets	1,336,792

Total Intangible Assets	2,159,907

Total	$2,159,383

Acquisition of Abbisoft House Plans, Inc.

On September 28, 2004 we completed, through our wholly owned subsidiary Houseplans, Inc, a stock purchase agreement whereby we acquired all the outstanding stock of Abbisoft House Plans, Inc. (“Abbisoft”), an on-line provider of stock house plans which operates the www.Homeplanfinder.com website. This acquisition will allow us to strengthen our position and increase our market share in the market for the sale of stock house plans via the internet.  The consideration for the acquisition was paid in a combination of cash, notes payable (secured by the acquired business) and 500,000 unregistered IMSI common shares valued at $1.0067 per share (the average closing price of IMSI common stock for the three days preceding the closing date). These shares were issued pursuant to a transaction exempt from registration under Section 4(2) of the Securities Act.  All of the shares issued as part of this transaction are being registered as part of the registration statement on Form SB-2 that we filed with the Securities and Exchange Commission (“SEC”) on September 29, 2004 and which was declared effective by the SEC on November 4, 2004.

Our accrued and other liabilities include, as of September 30, 2004, $1,275,000 payable in conjunction with this acquisition. Subsequent to the first fiscal quarter end, we paid this amount in its entirety on October 1, 2004.  In addition to the consideration detailed above, the stock purchase agreement also calls for earn-outs to be paid based on the achievement of certain revenue targets.

This transaction was not deemed to be a material business combination, therefore, no pro forma results are required under the Statement of Financial Accounting Standards No. 141. We do not expect the goodwill associated with this acquisition to be deductible for tax purposes.

Amendment to the Allume Acquisition

In September 2004, IMSI and Aladdin Systems Holdings, Inc (“Aladdin Holdings”) amended the portion of the purchase agreement which called for earn-outs to be paid based on the achievement of certain revenue targets (under the terms of the original purchase agreement between us and Aladdin Holdings signed on April 18, 2004, cash earn-out payments could have been earned, up to an aggregate of $2,000,000, based on net revenues derived from Aladdin for the three consecutive twelve-month periods following the Closing Date).  The earn-out payments were converted from contingent obligations to contractual obligations as follows:

•	The first earn out payment of $666,667 which could have been due on April 19, 2005 became fully earned as of the amendment date and will be payable on June 2, 2005.

•	The second and third earn-out payments were terminated in consideration of the issuance of shares of the common stock of IMSI priced as of the closing bid price on the date of the amendment. As a result, we issued an additional 1,065,807 shares of our common stock shares issued pursuant to a transaction exempt from registration under Section 4(2) of the Securities Act to Aladdin Holdings.

Consequently, we amended the purchase price of the Allume acquisition to include the $1.7 million value of the contractual obligations described above. This additional amount was allocated to goodwill. We do not expect the goodwill associated with this acquisition to be deductible for tax purposes.

As part of the same agreement, Aladdin Holdings agreed to modify the date by which we were required to file the registration statement on Form SB- 2 to register the common stock that Aladdin Holdings received from us as part of the original agreement from ninety (90) days from the closing date to September 30, 2004.  Additionally, Aladdin Holdings agreed to modify the date by which the registration statement was required to be declared effective by the SEC from one hundred and eighty (180) days from the closing date to March 31, 2005.  A failure to timely file the registration statement or if it does not become effective by the date prescribed, could have made us subject to liquidated damage penalties equal to 5% of the value of the common stock which was delivered as part of the original agreement payable during each month in which the registration statement was delinquent. We filed the registration statement with the SEC on September 29, 2004 and it was declared effective on November 4, 2004, fulfilling our obligations under this agreement.

6.	Note Receivable from Related Party - DCDC 15% Note

On September 18, 2003, we received a 15% one-year note from Digital Creative Development Corporation (“DCDC”) upon extending a loan to DCDC in the amount of $350,000 secured by 400,000 shares of IMSI’s stock held by DCDC and due on September 18, 2004. Concurrent with this note, DCDC repaid the entire principal portion of a $50,000 note, made in favor of IMSI on February 25, 2003. That note, due on February 25, 2004, was unsecured and carried a 4% interest rate. The note had been previously recorded as a fully reserved receivable as it was unsecured. The reversal of the reserve upon the repayment of this note was consequently accounted for as other income during the first quarter of fiscal 2004.

On September 18, 2004, we amended the terms of the $350,000 promissory note with DCDC extending the maturity of the note to May 31, 2005.  The accrued interest which was earned through September 18, 2004 was paid in full on October 1, 2004 in addition to a principal payment in the amount of $25,000.  Additionally, DCDC agreed to increase the collateral attached to the note by assigning to IMSI its interest in a private equity investment.

7.	Debt

The following table details our outstanding debt as of September 30, 2004:

Table I-1-7
As of September 30, 2004
Short-Term
Acquisition related notes
Aladdin Systems Holdings, Inc	$1,666
All other acquisition related obligations	364
Subtotal	2,030
Short term financing (secured by selected accounts receivable)	369
Other Short term obligation	202
Subtotal Short Term	2,601

Long-Term
Acquisition related notes
Aladdin Systems Holdings, Inc	1,750
All other acquisition related obligations	302
Subtotal	2,052
Liabilities related to discontinued operations	42
Subtotal Long Term	2,094

Grand Total	$4,695

In addition to the debt detailed above, our accrued and other liabilities include, as of September 30, 2004, $1,275,000 payable in conjunction with the Abbisoft House Plans, Inc acquisition. Subsequent to the first fiscal quarter end, we paid this amount in its entirety on October 1, 2004.

8.	Fair Value of Financial Instruments

The fair value of cash and cash equivalents, trade receivables, trade payables and debt approximates carrying value due to the short maturity of such instruments.

As of September 30, 2004 we had $2,383,000 classified under investments in marketable securities on our balance sheet. This amount represents the market value of our investment portfolio and includes the market value of 79,600 shares of Jupitermedia common stock representing the remaining balance of the 250,000 shares of Jupitermedia common stock we originally received as part of the total consideration paid for the sale of ArtToday in June of 2003. The remaining Jupiter media shares were sold on October 2, 2004.

The ArtToday purchase agreement originally called for the 250,000 shares of Jupitermedia to be held in escrow until December 30, 2005. However, at our discretion, we had the ability to replace all or a portion of the common stock held in escrow with cash in an amount equal to the closing market value, at June 30, 2003, of the common stock to be replaced. As part of an amended escrow agreement with Jupitermedia, 125,000 of the original 250,000 shares that were tendered as part of the consideration in the sale were released from the escrow account in February 2004.

During the quarter ended September 30, 2004, we substituted approximately $500,000 in cash for the remaining 125,000 shares of Jupitermedia. This amount will be released to us, net of any claims, on December 30, 2005.

All of the 250,000 shares of Jupitermedia common stock were deposited into our marketable securities account and were being sold as market conditions allowed. As of September 30, 2004, we had a balance of 79,600 shares. These shares were subsequently sold during the second quarter of fiscal 2005.

We also hold in escrow, as of September 30, 2004, $650,000 in cash in connection to the ArtToday sale under the caption Assets related to discontinued operations on our balance sheet. Under the terms of the escrow agreement, $650,000 was released to us on June 30, 2004 of which approximately $42,000 was paid to the former minority shareholders of ArtToday. The remaining $650,000 escrow balance, net of any identified claim reserves, will be released to us on December 30, 2004. Approximately $42,000 of the remaining cash in escrow is due to the former minority shareholders of ArtToday and is payable to them as we receive the funds from the escrow agent, net of any claims. As of September 30, 2004, we are not aware of any actual or threatened claims which would impair our ability to receive all of these funds when the escrow period is completed.

9.	Gain / (loss) on marketable securities

The following table details the net loss on marketable securities that we recognized during the first quarter of fiscal 2005:

Table I-1-9
	Gain (loss) on marketable securities for the quarter ended September 30, 2004
	Realized	Unrealized			Grand Total
Description		Reversal of unrealized gain / (loss) recognized in prior periods	Unrealized gain / (loss) for the quarter ended September 30, 2004	Sub total Unrealized gain / (loss)

Jupitermedia common stock	$1,044,024	($1,046,992)	$162,723	($884,269)	$159,755
Other Stock in investment portfolio	(47,947)	83,093	(244,802)	(161,709)	(209,656)
Total	$996,077	($963,899)	($82,079)	($1,045,978)	($49,901)

10.	Segment Information

We have two reportable operating segments which serve small businesses and individuals in the design and consumer markets. The segments are classified in accordance to our product families and generate revenues and incur expenses related to the sale of our software and services. All inter-company amounts are eliminated through consolidation. Certain general and administrative expenses are allocated among our different segments based on each segment contribution to total revenue.

Table I-1-10
	Quarter Ended September 30, 2004			Quarter Ended September 30, 2003
	Consumer & Business Software Solutions	Precision Design Solutions	Total	Consumer & Business Software Solutions	Precision Design Solutions	Total
Net revenues	$3,619	$2,075	$5,694	$964	$657	$1,621
Gross margin	2,763	1,417	4,180	608	439	1,047
Operating loss	($152)	($134)	($286)	($347)	($269)	($616)

The following table details the geographical breakdown in our net revenues (in thousands). The International sales refer to the revenues from our German and Australian wholly owned subsidiaries, IMSI GmbH and IMSI Australia PTY Ltd, and sales derived from international distribution and republishing agreement we have in Europe (France, England), Asia (Japan and China) and Australia.

Table I-2-6
	Quarter ended September 30,
	2004		2003
	$	% of total	$	% of total	$ Change	% change
Domestic sales	$4,992	88%	$1,228	76%	$3,764	307%
International sales	702	12%	393	24%	309	79%
Total Net Sales	$5,694	100%	$1,621	100%	$4,073	251%

11.	Net Loss per Share

Basic loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of stock options and warrants (using the treasury stock method). Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive.

The following table sets forth the computation of basic and diluted loss per share:

Table I-1-11
	Quarter ended
	September 30, 2004	September 30, 2003
Numerator:

Net loss	($275,154)	($399,841)
Numerator for basic loss per share - loss available to common stockholders	($275,154)	($399,841)
Numerator for diluted loss per share - loss available to common stockholders after assumed conversions	($275,154)	($399,841)

Denominator:

Denominator for basic loss per share - weighted average shares outstanding	26,461,813	22,933,812

Effect of dilutive securities using the treasury stock method as at September 30, 2004:
6,888,244 Warrants Outstanding	--	--
3,157,787 Stock Options Outstanding	--	--

Effect of dilutive securities using the treasury stock method as at September 30, 2003:
5,996,571 Warrants Outstanding	--	--
2,096,188 Stock Options Outstanding	--	--

Dilutive potential common shares	--	--

Denominator for diluted loss per share - adjusted weighted average shares and assumed conversion	26,461,813	22,933,812

Basic loss per share	($0.01)	($0.02)
Diluted loss per share	($0.01)	($0.02)

12.	Stock Based Awards

Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123,” amends the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

We account for stock-based compensation plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” under which no compensation cost is recognized in the financial statements for employee stock arrangements when grants are made at fair market value. The Company has adopted the disclosure only provisions of SFAS No. 123, “Accounting for Stock Based Compensation”.

Under variable plan accounting, we recognize a charge equal to the per share change in the share value until the underlying options expire or are exercised. During the quarters ended September 30, 2004 and 2003, we recognized ($6,699) and $12,735 respectively related to variable awards.

Had compensation cost for the stock-based compensation plans been determined based upon the fair value at grant dates for awards under those plans consistent with the method prescribed by SFAS 123, net income would have been reduced to the pro forma amounts indicated below:

Table I-1-12
(in thousands, except per share amounts)	Quarter Ended September 30,
	2004	2003

Net loss, as reported	($275)	($400)
Intrinsic compensation charge recorded under APB 25	8	8
Pro Forma compensation charge under SAS 123	(212)	(252)
Pro Forma net loss	($479)	($644)

Pro Forma net loss per share:
Basic—as reported	($0.01)	($0.02)
Basic—pro forma	($0.02)	($0.03)

Diluted—as reported	($0.01)	($0.02)
Diluted—pro forma	($0.02)	($0.03)

The weighted average fair value as of the grant date for grants made in the quarters ended September 30, 2004 and 2003 were $0.803 and $0 respectively.

13.	Goodwill

Total goodwill at September 30, 2004 was $8,759,000 and relates to the acquisitions we consummated during fiscal 2004 and 2005. During the quarter ended September 30, 2004, we eliminated $179,000 of goodwill related to Keynomics against the gain on the sale of discontinued operations. In accordance with SFAS No. 142, Goodwill and Intangible Assets goodwill is being assessed for impairment annually or more frequently if circumstances indicate impairment. We have not recognized any impairment charges related to goodwill during the first quarter of fiscal 2005.

Item 2- Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

IMSI is a developer and publisher of consumer software in the precision design, utilities and business applications categories. We offer a wide variety of application software that we market through an array of distribution methods including:

•	Direct marketing to consumers and businesses,

•	Retail/ Distribution agreements.

•	Republishing & OEM agreements.

We are committed to being a leading provider of these applications and services to small businesses and individuals.

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

How We Generate Revenue

We develop, publish, market and sell a variety of software titles and services that are targeted to for a wide array of uses primarily for individuals and small businesses. To efficiently serve our customers and maximize our revenue opportunities, we have aligned our business along two segments as described below:

Table I-2-1
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
EazyLanguage
Legacy Family Tree
TurboTyping

Depending on the product and the customer, we deliver our products either as Electronic Software Download (ESD) or as physical products. Our distribution methods are comprised of the following three major channels:

•	Direct Marketing:

o	Direct to Consumer- We maintain e-commerce websites and employ a sales force internally and through strategic partnerships to directly sell products to our customers. We conduct direct mail campaigns, both postal and email, for our existing and new products in addition to upgrades of existing products, as well as third-party offers. These mailings generally offer a specially priced product, as well as complementary or enhanced products for a further charge.

o	Direct to Businesses- We sell certain products and site licenses to businesses including large Fortune 100 companies. We market to these corporations through a combination of telemarketing, direct mail, and e-mailing. We believe that certain of our products and services, particularly TurboCAD, StuffIt, TurboProject, OrgChart Professional and HiJaak, are well suited for use within large corporations.

•	Retail / Distribution- We are increasing our presence in the retail software market utilizing selected distributors and partners for a number of our products in order to reach a wider range of end users. However, intense price competition along with the intermittent unfavorable retail conditions, including erosion of margins from competitive marketing and high rates of product returns, make this distribution channel increasingly challenging.

•	Republishing / OEM- We have republishing agreements domestically and internationally which typically include minimum guaranteed royalty payments.

Our ability to develop and distribute products and services and determine the optimum distribution channel for their maximum exposure is a competitive advantage that differentiates us from other players in the industry.

Recent Events

Acquisition of Abbisoft House Plans, Inc.

On September 28, 2004 we completed, through our wholly owned subsidiary Houseplans, Inc, a stock purchase agreement whereby we acquired all the outstanding stock of Abbisoft House Plans, Inc. (“Abbisoft”), an on-line provider of stock house plans which operates the www.Homeplanfinder.com website. This acquisition will allow us to strengthen our position and increase our market share in the market for the sale of stock house plans via the internet.  The consideration for the acquisition was paid in a combination of cash, notes payable and 500,000 unregistered IMSI common shares issued pursuant to a transaction exempt from registration under Section 4(2) of the Securities Act.  All of the shares issued as part of this transaction are being registered as part of the registration statement on Form SB-2 that we filed with The Securities and Exchange Commission (“SEC”) on September 29, 2004 and which was declared effective by the SEC on November 4, 2004.

Amendment to the Allume (formally Aladdin Systems, Inc.) acquisition agreement

In September 2004, IMSI and Aladdin Holdings amended the portion of the purchase agreement which called for earn-outs to be paid based on the achievement of certain revenue targets (under the terms of the original purchase agreement between us and Aladdin Systems Holdings, Inc signed on April 18, 2004, cash earn-out payments could have been earned, up to an aggregate of $2,000,000, based on net revenues derived from Aladdin for the three consecutive twelve-month periods following the Closing Date).  The earn-out payments were converted from contingent obligations to contractual obligations as follows:

•	The first earn out payment of $666,667 which could have been due on April 19, 2005 became fully earned as of the amendment date and will be payable on June 2, 2005.

•	The second and third earn-out payments were terminated in consideration of the issuance of shares of the common stock of IMSI priced as of the closing bid price on the date of the amendment. As a result, we issued an additional 1,065,807 shares of our common stock issued pursuant to a transaction exempt from registration under Section 4(2) of the Securities Act to Aladdin Holdings.

Consequently, we amended the purchase price of the Allume acquisition to include the $1.7 million value of the contractual obligations described above. This additional amount was allocated to goodwill. We do not expect the goodwill associated with this acquisition to be deductible for tax purposes.

As part of the same agreement, Aladdin Holdings agreed to modify the date by which we were required to file the registration statement on Form SB-2 to register the common stock that Aladdin Holdings received from us as part of the original agreement from ninety (90) days from the closing date to September 30, 2004. Additionally, Aladdin Holdings agreed to modify the date by which the registration statement was required to be declared effective by the SEC from one hundred and eighty (180) days from the closing date to March 31, 2005.  Upon a failure to maintain the registration statement effective for at least 120 days, IMSI could be subject to liquidated damage penalties equal to 5% of the value of the common stock which was delivered as part of the original agreement payable during each month in which the registration statement is delinquent. We filed the registration statement with the SEC on September 29, 2004 and it was declared effective on November 4, 2004, fulfilling our obligations under this amended agreement.

The sale of Keynomics

As previously disclosed in our annual report on Form 10-KSB for the fiscal year ended June 30, 2004, we sold the assets and customer related liabilities of our wholly owned subsidiary Keynomics, Inc. in July 2004.  The acquiring entity (Keynomics, L.L.C.) will continue to provide ergonomic and keyboard training using the KeySoft Performance System for worker-related safety, productivity, and ergonomic compliance improvements. As part of the consideration, which consisted mainly of cash with the potential for additional cash consideration based on the achievement of certain revenue targets, we acquired a ten (10%) ownership interest in Keynomics, L.L.C. Under GAAP, Keynomics’ operating results for the period ended September 30, 2004, have been accounted for as discontinued operations.

The amounts reported for fiscal 2004 representing the results of operations for Keynomics are recorded as discontinued operations due to its sale in July 2004.

We recorded, during the quarter ended September 30, 2004, a gain of $53,000 from the sale of Keynomics representing the excess of the total consideration received over its net carrying value.

Forward Looking Statement

The following information should be read in conjunction with the consolidated financial statements and the notes thereto and in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Fiscal 2004 Form 10-KSB, as amended. This quarterly report on Form 10-QSB, and in particular this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may contain forward-looking statements regarding future events or our future performance. These future events and future performance involve certain risks and uncertainties including those discussed in the “Other Factors That May Affect Future Operating Results” section of this Form 10-QSB, as well as in our Fiscal 2004 Form 10-KSB, as amended, as filed with SEC. Actual events or our actual future results may differ materially from any forward-looking statements due to such risks and uncertainties. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. This analysis is not intended to serve as a basis for projection of future events.

Our consolidated financial statements are prepared in accordance with GAAP. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

Results of Operations

The following table sets forth our results of operations for the three months ended September 30, 2004 and 2003 in absolute dollars and as a percentage of net revenues. It also details the changes from the prior fiscal year in absolute dollars and in percentages. In July 2004, we sold our wholly owned subsidiary Keynomics. Under GAAP, Keynomics’ operating results for the period ended September 30, 2003, have been accounted for as discontinued operations.

Table I-2-2
	Quarter ended September 30,
					Change from previous year
	2004		2003
	$	As % of sales	$	As % of sales	$ Increase / (Decrease)%

Net revenues	$5,694	100%	$1,621	100%	$4,073	251%
Product cost	1,514	27%	574	35%	940	164%
Gross margin	4,180	73%	1,047	65%	3,133	299%

Operating expenses
Sales & marketing	2,293	40%	598	37%	1,695	283%
General & administrative	1,134	20%	657	41%	477	73%
Research & development	1,039	18%	408	25%	631	155%
Total operating expenses	4,466	78%	1,663	103%	2,803	169%

Operating loss	(286)	-5%	(616)	-38%	330	53%

Other Income (expenses)
Interest and other, net	18	0%	82	5%	(64)	-78%
Gain (loss) on marketable securities	(50)	-1%	130	8%	(180)	-138%
Gain on extinguishment of debt	—	0%	81	5%	(81)	-100%
Total other income (expenses)	(32)	-1%	293	18%	(325)	-111%

Loss before income tax	(318)	-6%	(323)	-20%	5	-1%

Income tax benefit (expense)	(5)	0%	4	0%	(9)	-225%

Loss from continuing operations	(323)	-6%	(319)	-20%	(4)	2%

Loss from discontinued operations, net of income tax	(5)	0%	(81)	-5%	76	94%
Gain from the sale of discontinued operations, net of income tax	53	1%	—	0%	53	100%

Net loss	($ 275)	-5%	($ 400)	-25%	$ 125	-31%

Net Revenues

The following illustrations of our revenue distribution reflect the allocation of our products across our business segments for the quarters ended September 30, 2004 and 2003 and are indicative of our business model.

Revenue by Business Segment:

Graph I-2-1

Revenue by Product Family:

Graph I-2-2

Revenue by Distribution Channel:

Graph I-2-3

Revenues by Business Segment and Distribution Channel

Table I-2-3

	Precision Design Solutions	Consumer & Business Software Solutions
Q1 FY 2005
Direct Marketing	67%	41%
Retail / Distribution	20%	54%
Republishing	13%	5%
Total	100%	100%

Q1 FY 2004
Direct Marketing	49%	12%
Retail / Distribution	13%	75%
Republishing	38%	13%
Total	100%	100%

Graph I-2-4

19

Revenues by Product Family and Distribution Channel

Table I-2-4
	PRECISION DESIGN SOLUTIONS		CONSUMER & BUSINESS SOFTWARE SOLUTIONS
	Precision Design Software	Precision Design Services	Business Applications & Other	Utilities
Q1 FY 2005
Direct Marketing	55%	100%	13%	50%
Retail / Distribution	28%	0%	68%	50%
Republishing	17%	0%	19%	0%
Total	100%	100%	100%	100%

Q1 FY 2004
Direct Marketing	49%	0%	13%	0%
Retail / Distribution	13%	0%	73%	0%
Republishing	38%	0%	14%	0%
Total	100%	0%	100%	0%

Graph I-2-5

Net revenues of each of our principal product categories in dollars and as a percentage of total net revenues for the three months ended September 30, 2004 and 2003 are summarized in the following table (in thousands except for percentage amounts):

Table I-2-5
	Quarter Ended September 30,
	2004		2003		Change
	$	%	$	%	$	%

Consumer & Business Software Solutions	$3,619	64%	$964	59%	$2,655	275%
Precision Design	2,075	36%	657	41%	1,418	216%
Net Revenues	$5,694	100%	$1,621	100%	$4,073	251%

The increase in revenues in the Consumer & Business software solutions segment was primarily the result of the addition of the utilities product family to this segment. The Consumer & Business software solutions segment is comprised of the following two product families:

•	Utilities: This new product family is primarily comprised of the products we added upon the acquisition of Allume systems in the fourth quarter of fiscal 2004. The addition of the utility product family (which is comprised of the revenues derived from Allume’s products) more than offset the decline in sales of the business application and other family of products. Sales of Allume amounted to $2.6 million during the first quarter of fiscal 2005. We did not have similar revenues to report for the comparable period from the previous fiscal year.

•	Business Applications and Other: Historically, this product family was the only contributor to the Consumer & Business software solutions product segment. Sales in this product family saw a slight decline in sales during the first quarter of fiscal 2005 as compared to the same period of the previous fiscal year. This decrease was mainly the result of the decline in the sales of OrgPlus (as we are no longer licensed to sell this product) in part offset by growing sales of ClipArt and More and FormTool.

Sales of our precision design segment substantially increased during the first quarter of fiscal 2005 as compared to the same quarter from the previous year as we grew sales of both product families comprising this segment.

•	Precision Design Software: As we improved our direct marketing focus, we have been able to increase revenues from our flagship product, TurboCAD 10.0 with its successful launch in March 2004 and the subsequent 10.2 update in September 2004. We also released new versions of the software titles that we acquired during the first quarter of fiscal 2004 (DesignCAD and the Instant Series) which also contributed to the overall increase in revenues of the precision design segment.

•	Precision Design Services: This product family is primarily comprised of the products and services we introduced upon the acquisition in the second quarter of 2004 of a network of websites (marketed under the website www.houseplans.com) which contains an extensive library of over 17,000 unique stock house plans, which are targeted to general contractors, individuals and designers. As with the Consumer & Business software solutions segment and consistent with our strategy to acquire new products and services in order to improve and diversify our offerings, we introduced this new product family (precision design services) during fiscal 2004 that added to the sales of the precision design segment. Revenues from Houseplans were $602,000 in the first quarter of fiscal 2005. We did not have similar revenues to report for the comparable period from the previous fiscal year. Revenues from the precision design services family should continue to grow during the future reporting periods due to the acquisition of Abbisoft House Plans, Inc. (www.homeplanfinder.com) which we completed at the end of the first quarter of fiscal 2005 and as we continue to focus on improving the branding and marketing of these websites.

Internationally, we distribute our products through our wholly owned Australian and German subsidiaries and distribution and republishing partners in Europe and Asia. The increase in our international revenues was due to the improved performance of our international distribution and republishing partners and to favorable market conditions for our design products in Europe. Revenues from our German subsidiary grew to $222,000 for the first quarter of fiscal 2005 from $138,000 in the comparable period from the previous fiscal year. Revenues from our Australian subsidiary are primarily derived from royalty payments after we licensed the distribution rights of some of our products in Australia to a third party publisher in late fiscal 2003 and amounted to approximately $58,000 and $23,000 for the first quarter of fiscal 2005 and 2004 respectively

The following table details the revenue breakdown between the domestic and international markets for the periods indicated.

Table I-2-6
	Quarter ended September 30,
	2004		2003
	$	% of total	$	% of total	$ Change	% change
Domestic sales	$4,992	88%	$1,228	76%	$3,764	307%
International sales	702	12%	393	24%	309	79%
Total Net Sales	$5,694	100%	$1,621	100%	$4,073	251%

We are currently serving the domestic and international retail markets using direct sales, distribution and republishing channels. Low barriers to entry, intense price competition, and business consolidations continue to characterize the consumer software industry. Any one of these factors along with the intermittent unfavorable retail conditions, including erosion of margins from competitive marketing and high rates of product returns, may adversely affect our revenues in the future.

Our international revenues may be affected by the risks customarily associated with international operations, including fluctuations of the U.S. dollar, increases in duty rates, exchange or price controls, longer collection cycles, government regulations, political instability and changes in international tax laws.

Product Costs and Gross Margin

Our product costs include license fees, royalties that we pay to third parties based on sales of published software and content, amortization of capitalized software, the costs of CD-ROM duplication, printing of manuals, packaging and fulfillment, and freight. Costs associated with the return of products, such as refurbishment and the write down in value of returned goods are also included in product costs. Amortization of capitalized software amounted to $210,000 and $39,000 for the quarters ended September 30, 2004 and 2003 respectively. This increase is the result of the acquisitions we completed during fiscal 2004. Other future business and product line acquisitions will continue to increase our basis in certain intangible assets (i.e. capitalized software development), the amortization of which may negatively affect our gross margin in the future.

Despite the increase in the amortization of capitalized software acquisition and development costs, our gross margin improved to 73% from 65% during the first quarter of fiscal 2005 as compared to the same period from the previous fiscal year. The introduction of our new high margin utilities product family accounted for the majority of this increase. Additionally, the increase in the absolute amount of revenue in the high margin precision design software products also contributed to the increase in our gross margin. The products in the precision design and utilities categories carry a lower cost as compared to products in the business applications and other family as we own the majority of their underlying technology. Approximately fifty (50%) percent of these products sales are fulfilled through our direct marketing channel where the more profitable ESD is the delivery method of choice.

Given the uncertain product lifecycle for some of our historically high margin products and depending on the success of the release of newer software versions, we may see our gross margin decline in future reporting periods.

Sales and Marketing

Our sales and marketing expenses consist primarily of salaries and benefits of sales and marketing personnel, commissions, advertising, printing and direct mail expenses. The additional expenses related to the businesses we acquired during fiscal 2004 (mainly Allume and Houseplans) accounted for the majority of the increase in our sales and marketing expenses.

Increased cooperative advertising expenses, a marketing activity that helps our products gain visibility on the retail shelves, and increased consultant expenses relating to our growing effort to focus on the international markets and on direct targeting of our customers via marketing campaigns also accounted for the increase in sales and marketing expenses for the first quarter of fiscal 2005 as compared to the same period from the previous fiscal year. In addition and as we increase our focus on the direct marketing distribution channel and the ESD delivery method we’ve increased the commissions paid to outside service providers of sales forces and E-commerce systems.

We believe that these investments will generate increased revenues going forward, and are an indication of our continuing commitment to our core products.

As we continue to successfully integrate the assets that we have acquired during the previous fiscal year, we continue to identify synergies and implement savings. We believe these actions will positively affect our sales and marketing expenses once the integration of these businesses is completed.

General and Administrative

General and administrative expenses we incurred related to the Allume business were the primary cause for the increase in our general and administrative expenses which consist primarily of salaries and benefits for employees in the legal, finance, accounting, human resources, information systems and operations departments, amortization expenses, fees to our professional advisors, rent and other general operating costs.

Increased amortization expense mainly relating to domain names acquired during fiscal 2004 in addition to increased depreciation expenses mainly accounted for the increase in our general and administrative expense during the first quarter of fiscal 2005 as compared to the same period from the previous fiscal year. We recognized $212,000 and $1,000 for fiscal 2004 and 2003, respectively, related to amortization expenses from domain names which accounted for 44% of the increase from the prior year.

Research and Development

Our research and development expenses consist primarily of salaries and benefits for research and development employees and payments to independent contractors. The increase in research and development expenses during the first quarter of fiscal 2005 as compared to the comparable period from the previous fiscal year resulted mainly from the additional expenses related to the Allume operations.

We believe that investment in research and development is essential to respond to ever-evolving customer demands and reflects our commitment to investing in and developing our core products. We continue to maintain a strong partnership with our third party contract development teams at competitive costs.

Interest and Other, Net

Interest and other expenses, net, include interest on debt instruments, foreign currency transaction gains and losses, and other non-recurring items. The following table summarizes the components of interest and other, net for the three-month period ended September 30, 2004 and 2003:

Table I-2-7
	Quarter ended September 30,
			Change from previous year
	2004	2003
	$	$	$ Increase / (Decrease)%

Interest & Other, net
Interest expense	($57)	--	($57)	-100%
Interest income	59	26	33	127%
Foreign exchange gain	16	6	10	167%
Other Expenses	--	50	(50)	-100%
Total Interest & Other, net	$18	$82	($64)	-78%

On September 18, 2003, we received a 15% one-year note from DCDC upon extending a loan to DCDC in the amount of $350,000 which was secured by 400,000 shares of IMSI’s stock held by DCDC and due on September 18, 2004. Concurrent with this note, DCDC repaid the entire principal portion of a $50,000 note, made in our favor on February 25, 2003. This note, which was due on February 25, 2004, was unsecured and carried a 4% interest rate. The $50,000 note had been fully reserved as it was unsecured. The reversal of the reserve upon the repayment of this note was consequently accounted for as other income during the first quarter of fiscal 2004.

On September 18, 2004, we amended the terms of the $350,000 promissory note with DCDC extending the maturity of the note to May 31, 2005.  Interest income for the first quarter of fiscal 2005 includes $52,500 of interest income related to the DCDC note that we earned through September 18, 2004. This amount of accrued interest was paid in full on October 1, 2004 in addition to a principal payment in the amount of $25,000.  Additionally, DCDC agreed to increase the collateral attached to the note by assigning to IMSI its interest in a private equity investment

Gain / (loss) on marketable securities

The following table details the net loss on marketable securities that we recognized during the first quarter of fiscal 2005:

Table I-1-9
	Gain (loss) on marketable securities for the quarter ended September 30, 2004
	Realized	Unrealized			Grand Total
Description		Reversal of unrealized gain / (loss) recognized in prior periods	Unrealized gain / (loss) for the quarter ended September 30, 2004	Sub total Unrealized gain / (loss)

Jupitermedia common stock	$1,044,024	($1,046,992)	$162,723	($884,269)	$159,755
Other Stock in investment portfolio	(47,947)	83,093	(244,802)	(161,709)	(209,656)
Total	$996,077	($963,899)	($82,079)	($1,045,978)	($49,901)

Gain on extinguishment of debt

During the quarter ended September 30, 2003, we recognized a gain of $81,000 from the extinguishment of debt primarily relating to the settlement of liabilities related to assets under a capital lease.

Provision for State and Federal Income Taxes

In the three months ended September 30, 2003, we recorded a tax benefit of $4,000 related to the refund of our estimated state income tax paid in prior fiscal years.

In the three months ended September 30, 2004, we recorded a tax expense of $5,000 related to state income taxes where we have operations.

We have not recorded a tax benefits for domestic tax losses because of the uncertainty of realization. We adhere to Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Consistent with our past practice, we have recorded a full valuation allowance at September 30, 2004 as the realizeability of our net operating loss carryforwards is not determinable.

Income from Discontinued Operations and Gain from Discontinued Operations

In July 2004, we sold the assets and customer related liabilities of our wholly owned subsidiary Keynomics, Inc. to Keynomics, L.L.C. (the acquiring entity).

Under Generally Accepted Accounting Principles (“GAAP”) in the United States, Keynomics operating results for the first quarters of fiscal 2005 and 2004 been accounted for as discontinued operations. As a result of this sale, the losses of $5,000 and $81,000 incurred by Keynomics during the quarters ended September 30, 2004 and 2003, respectively, have been classified as a loss from discontinued operations.

In addition we recorded, during the quarter ended September 30, 2004, a gain of $53,000 from the sale Keynomics representing the excess of the total consideration received over its net carrying value.

Liquidity and Capital Resources

As of September 30, 2004, we had $3,806,000 in cash and cash equivalents. This represents a $594,000 increase from the $3,212,000 balance at June 30, 2004. Working capital at September 30, 2004 was $4,804,000. This represents an increase of $750,000 over the working capital at June 30, 2004 of $4,054,000.

Our operating activities provided net cash of $163,000 during the three months ended September 30, 2004. This compares to net cash used from operations of $2,024,000 in the three months ended September 30, 2003. Our reduction in net loss during the first quarter of fiscal 2005 as compared to the same period from the previous fiscal year, combined with $1,000,000 payment we received relating to Earn-outs from the sale of ArtToday as described below accounted for the improved cash from operating activities. Payments relative to accrued taxes and accrued payroll expenses contributed to the increased usage of cash in the three months ended September 30, 2003.

During fiscal 2004, we recorded a gain of $2.0 Million from the sale of discontinued operations representing the successful achievement of the first and second earn-outs from the sale of ArtToday. These earn-outs were contingent on ArtToday reaching certain revenue milestones. The first installment of $1.0 Million was earned during the second quarter of fiscal 2004 and was paid per the stock purchase agreement on February 13, 2004 and the second installment of the earn-out was earned during the fourth quarter of fiscal 2004 and was paid on August 14, 2004.

Our investing activities provided net cash of $1,036,000 during the three months ended September 30, 2004, as compared to net cash used of $1,544,000 during the comparable period from the previous fiscal year. The main sources of cash during the first quarter of fiscal 2005 were the proceeds we received from the sale of marketable securities (mainly Jupitermedia common stock we received as part of the sale of ArtToday) and the proceeds we received from the sale of the assets of Keynomics in July 2004, in part offset by approximately $500,000 in cash we transferred to an escrow account as described below.

The ArtToday purchase agreement originally called for the 250,000 shares of Jupitermedia to be held in escrow until December 30, 2005. However, at our discretion, we had the ability to replace all or a portion of the common stock held in escrow with cash in an amount equal to the closing market value, at June 30, 2003, of the common stock to be replaced. As part of an amended escrow agreement with Jupitermedia, 125,000 of the original 250,000 shares that were tendered as part of the consideration in the sale were released from the escrow account in February 2004. During the quarter ended September 30, 2004, we substituted approximately $500,000 in cash for the remaining 125,000 shares of Jupitermedia from the escrow agent. This amount will be released to us, net of any claims, on December 30, 2005.

During the first quarter of fiscal 2004, cash was mainly used to acquire new product lines. We made payments of $700,000 relating to the acquisition of the DesignCAD product line and $250,000 relating to the Cadalog.com acquisition. We also extended a $350,000 loan to DCDC as disclosed in note 6 to our condensed consolidated financial statements.

Our financing activities consumed net cash of $595,000 for the three-month period ended September 30, 2004. This compares to $98,000 of net cash used by financing activities during the comparable quarter from the previous fiscal year. The cash used by our financing activities for the first quarter of fiscal 2005 was mainly related to payments we made relative to notes related to the acquisitions we consummated during fiscal 2004. These payments were in part offset by short term financing secured by selected accounts receivable from one of our lenders.

During the comparable period from the previous fiscal year, we paid $160,000 to Imageline in July 2003, which represents the final payment in connection with our mutual settlement of previous infringements claims. This payment accounted for most of the cash used in our financing activities during the quarter ended September 30, 2003 and was in part offset by cash received from the exercise of warrants and options in the amounts of $65,000 and 61,000, respectively.

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

Critical Accounting Policies

In accordance with recent Securities and Exchange Commission guidance, those material accounting policies that we believe are the most critical to an investor’s understanding of our financial results and condition have been expanded and are discussed below. Certain of these policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management to determine the appropriate assumptions to be used in the determination of certain estimates.

Revenue Recognition

Revenue is recognized in accordance with American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, With Respect to Certain Transactions. Revenue is recognized when persuasive evidence of an arrangement exists (generally a purchase order), product or service has been delivered, the fee is fixed and determinable, and collection of the resulting account is probable.

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

Inventories

Inventories are valued at the lower of cost or market and are accounted for on the first-in, first-out basis. Management performs periodic assessments to determine the existence of obsolete, slow moving and non-salable inventories, and records necessary provisions to reduce such inventories to net realizable value. As of September 30, 2004, approximately $53,000 of our inventory was held by certain of our distributors under consignment arrangements.

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

Reclassifications

Effective for the quarter ended December 31, 2003, we revised our accounting treatment with regard to fees paid to our third party E-commerce solution provider, whereby we now record them as sales and marketing expenses as compared to our prior treatment of them as an offset to revenue. In order to conform our prior year’s results to this revised presentation for the three months ended September 30, 2003, we have increased revenues and sales and marketing expense by $49,000.

Other Factors that May Affect Future Operating Results

Factors that may affect operating results in the future include, but are not limited to:

•	Market acceptance of our products or those of our competitors

•	Timing of introductions of new products and new versions of existing products

•	Expenses relating to the development and promotion of such new products and new version introductions

•	Intense price competition and numerous end-user rebates

•	Projected and actual changes in platforms and technologies

•	Accuracy of forecasts of, and fluctuations in, consumer demand

•	Extent of third party royalty payments

•	Rate of growth of the consumer software and Internet markets

•	Timing of orders or order cancellation from major customers

•	Changes or disruptions in the consumer software distribution channels

•	Economic conditions, both generally and within the software or Internet industries

•	Our ability to successfully integrate the acquisitions that we have completed in the last twelve months

•	The successful attainment of the final $2.0m earnout payment related to the sale of the ArtToday business

Item 3- Controls and Procedures

(a) Under the supervision and with the participation of IMSI’s management, including IMSI’s principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures (“Disclosure Controls”), as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2004, the end of the period covered by this quarterly report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

(b) We have evaluated our accounting procedures and control processes in place as of September 30, 2004 related to material transactions to ensure they are recorded timely and accurately in the financial statements. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II - OTHER INFORMATION

Item 1- Legal Proceedings

Not Applicable

Item 2- Unregistered Sales of Equity Securities and Use of Proceeds

On September 29, 2004 we filed with the SEC a registration statement on Form SB-2 which was declared effective on November 4, 2004. The registration statement relates to the sale by certain stockholders of IMSI of up to 4,542,440 shares of our common stock which they own, or which they may at a later date acquire upon the exercise of warrants to purchase shares of our common stock. Apart from nominal consideration to be received upon exercise of the warrants referenced above, we will not receive any proceeds from the sale of common stock by the selling security holders. The selling stockholders are offering to sell up to 4,044,654 shares of common stock which they own and up to 497,786 shares of common stock which they may acquire upon the exercise of warrants.

During the quarter ended September 30, 2004, we sold the following securities in transactions not registered under the Securities Act of 1933:

Table II-2-1
Date Securities Issued	Securities Title	Issued to	Number of Securities Issued	Consideration (1)	Footnotes
Common Stock Issuances

09/28/04	Common Stock	Ken Katuin	500,000	$503,333	(2) (3)
09/02/04	Common Stock	Aladdin Systems Holdings, Inc.	1,065,807	$1,033,833	(2) (3)

Common Stock Issued as a result of warrant exercise

09/23/04	Common Stock	Jeffrey Morgan	35,000	$11,200	(2) (4)
08/09/04	Common Stock	Americ Disc, Inc.	28,070	$25,000	(2) (4)
07/29/04	Common Stock	Jeffrey Morgan	10,000	$3,200	(2) (4)

(1)	Considered received as cash except where noted.

(2)	These securities are included in the registration statement on Form SB-2 filed with the SEC on September 29, 2004 which was declared effective on November 4, 2004. When the securities were issued they were unregistered.

(3)	Stock issued pursuant to an acquisition agreement or amendment to an acquisition agreement for which no cash was received by us.

(4)	Stock issued as the result of an exercise of warrants.

Item 3- Defaults upon Senior Securities

Not Applicable

Item 4- Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5- Other Information

Not Applicable

Item 6- Exhibits

Financial Statements

The following consolidated financial statements of International Microcomputer Software, Inc., and Subsidiaries are incorporated by reference in Part I, Item 1:

Consolidated Balance Sheet at September 30, 2004 and June 30, 2004
Consolidated Statements of Operations for the interim periods ended September 30, 2004 and 2003
Consolidated Statements of Shareholders' Equity for the interim period ended September 30, 2004
Consolidated Statements of Cash Flows for the interim periods ended September 30, 2004 and 2003
Notes to Consolidated Financial Statements

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

Date: November 10, 2004

By: /s/ Martin Wade, III
Martin Wade, III
Director & Chief Executive Officer

By: /s/ William J. Bush
William J. Bush
Chief Financial Officer (Principal Accounting Officer)

INDEX TO EXHIBITS:

31