Form 10QSB
period 2004-12-31
INTERNATIONAL MICROCOMPUTER SOFTWARE INC /CA/
filed 2005-02-14
CIK 814929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

(415) 878-4000
Issuer's telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

As of February 8, 2005, 28,253,507 Shares of Issuer’s common stock, no par value, were outstanding.

Transitional Small Business Disclosure Format:  YES ☐  NO ☒

INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item1- Condensed Consolidated Financial Statements

INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31, 2004	June 30, 2004
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$2,804	$3,212
Investment in marketable securities	2,548	2,151
Receivables, less allowances for doubtful accounts, discounts and returns of $908 and $958	2,646	2,522
Inventories, net of reserves for obsolescence of $123 and $123	1,088	1,122
Receivables, other (related to discontinued operations)	--	1,000
Note receivable from related party	325	350
Other current assets	691	552
Assets related to discontinued operations	499	828
Total current assets	10,601	11,737
Fixed assets, net	613	637
Intangible Assets
Capitalized software, net	2,815	2,748
Domain names, net	1,964	1,566
Trademarks	710	709
Distribution rights, net	543	594
Capitalized customer lists	940	843
Goodwill	8,829	7,559
Total intangible assets	15,801	14,019
Other assets:
Prepaid expenses	73	99
Investment in securities	--	1,771
Total other assets	73	1,870

TOTAL ASSETS	$27,088	$28,263

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short term debt	$2,360	$3,557
Trade accounts payable	2,137	2,375
Accrued and other liabilities	1,199	1,751
Liabilities related to discontinued operations	42	397
Total current liabilities	5,738	8,080

Long-term debt and other obligations	1,842	2,318

Total liabilities	7,580	10,398

Shareholders' Equity
Common stock, no par value; 300,000,000 authorized; 28,248,507 issued and outstanding on December 31, 2004 and 26,261,829 issued and outstanding on June 30, 2004	43,335	41,512
Accumulated deficit	(23,723)	(23,577)
Accumulated other comprehensive loss	(104)	(70)
Total shareholders' equity	19,508	17,865
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$27,088	$28,263

See Notes to Condensed Consolidated Financial Statements

INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE INCOME/(LOSS)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003

Net revenues	$6,019	$2,356	$11,713	$3,977
Product costs	1,604	789	3,119	1,363
Gross margin	4,415	1,567	8,594	2,614

Costs and expenses
Sales and marketing	2,536	887	4,829	1,485
General and administrative	1,257	964	2,391	1,621
Research and development	994	452	2,033	860
Total operating expenses	4,787	2,303	9,253	3,966

Operating loss	(372)	(736)	(659)	(1,352)

Other income and (expense)
Interest and other, net	--	60	18	142
Realized / unrealized gain on marketable securities	471	47	422	177
Gain on sale of product line	33	--	33	--
Gain (loss) on extinguishment of debt	--	(5)	--	76
Income (loss) before income tax	132	(634)	(186)	(957)

Income tax (expense) benefit	(3)	6	(8)	10
Income (loss) from Continuing Operations	129	(628)	(194)	(947)

Income (loss) from discontinued operations, net of income tax	--	30	(5)	(51)
Gain from the sale of discontinued operations, net of income tax	--	1,000	53	1,000
Net income (loss)	$129	$402	($146)	$2

Other comprehensive loss
Foreign currency translation adjustments	(24)	(28)	(34)	(32)
Comprehensive income (loss)	$105	$374	($180)	($30)

Basic income (loss) per share
Income (loss) from continuing operations	$0.00	($0.02)	($0.01)	($0.03)
Income (loss) from discontinued operations, net of income tax	--	$0.00	($0.00)	($0.01)
Gain from the sale of discontinued operations, net of income tax	--	$0.04	$0.00	$0.04
Net income (loss)	$0.00	0.02	($0.01)	$0.00

Diluted income (loss) per share
Income (loss) from continuing operations	$0.00	($0.02)	($0.01)	($0.03)
Income (loss) from discontinued operations, net of income tax	--	$0.00	($0.00)	($0.01)
Gain from the sale of discontinued operations, net of income tax	--	$0.04	$0.00	$0.04
Net income (loss)	$0.00	$0.02	($0.01)	$0.00

Shares used in computing basic earnings (loss) per share information	27,916	23,268	27,605	23,223
Shares used in computing diluted earnings (loss) per share information	29,885	23,268	27,605	23,223

See Notes to Condensed Consolidated Financial Statements

INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Six Months ended December 31, 2004
(In thousands)
(Unaudited)

	Common Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Deficit	Loss	Total
Balance at June 30, 2004	26,262	$41,512	($23,577)	($70)	$17,865
Issuance of common stock related to:
Warrants exercised	125	26			26
Stock options exercised	222	111			111
Acquisitions	1,640	1,602			1,602

Issuance of warrants related to:
Consulting services rendered		13			13
Acquisitions		8			8

Issuance of stock options related to:
Consulting services rendered		2			2
Acquisitions		66			66

Variable accounting adjustment related to stock options previously issued		(5)			(5)

Net loss			(146)		(146)

Foreign currency translation adjustment				(34)	(34)
Balance at December 31, 2004	28,249	$43,335	($23,723)	($104)	$19,508

See Notes to Condensed Consolidated Financial Statements

INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended December 31,
	2004	2003
Cash flows from operating activities:
Net cash generated (used) by operating activities	$248	($2,507)

Cash flows from investing activities:
Proceeds from sale of marketable securities	1,780	--
Cash released from escrow	650	--
Proceeds from sale of product line	258	--
Related party note receivable (DCDC)	25	(350)
Acquisition of business, net of cash acquired	(1,357)	(257)
Cash transferred to escrow	(499)	--
Purchase of trade names, software and domain names	(172)	(13)
Purchase of equipment and furniture	(126)	(167)
Acquisition of product line	--	(1,525)
Investment in marketable securities	--	(160)
Cash used by discontinued operations in investing activities	--	(7)
Net cash generated (used) by investing activities	559	(2,479)

Cash flows from financing activities:
Settlement of note payable (Imageline)	--	(160)
Proceeds from short-term borrowings	400	--
Repayments of Contractual Liabilities	(1,718)	(109)
Warrants exercised	26	65
Options exercised	111	71
Cash used by discontinued operations in financing activities	--	--
Net cash used by financing activities	(1,181)	(133)

Effect of exchange rate change on cash and cash equivalents	(34)	(31)
Net increase (decrease) in cash and cash equivalents	(408)	(5,150)
Cash and cash equivalents at beginning of period	3,212	10,399
Cash and cash equivalents at end of the period	$2,804	$5,249

See Notes to Condensed Consolidated Financial Statements

(In thousands)	Six months ended December 31,
	2004	2003
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$125	$0

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Notes payable incurred in conjunction with acquisitions	$505	$833
Capital stock issued in conjunction with acquisitions	$1,602	$77

See Notes to Condensed Consolidated Financial Statements

INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The interim condensed consolidated financial statements have been prepared from the records of International Microcomputer Software, Inc. and Subsidiaries ("IMSI") without audit. All significant inter-company balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments, which consist of only normal recurring adjustments, to present fairly the financial position at December 31, 2004 and the results of operations and cash flows for the three and six months ended December 31, 2004 and 2003, have been made. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-KSB as amended for the fiscal year ended June 30, 2004. The results of operations for the three and six months ended December 31, 2004 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

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

Gain from the sale of discontinued operations, net of income tax

As previously disclosed in our annual report on Form 10-KSB, as amended, for the fiscal year ended June 30, 2004, we sold the assets and customer related liabilities of our wholly owned subsidiary Keynomics, Inc. in July 2004.  We evaluated the Keynomics business segment and its long term prospects during the fourth quarter of fiscal 2004 and with our focus on direct marketing and the on-line distribution of utilities and precision design content, we determined that Keynomics no longer represented a strategic fit for our company. The $53,000 gain from the sale of discontinued operations for the six months ended December 31, 2004 relate to the sale of Keynomics during the quarter ended September 30, 2004 and represent the excess of the total consideration received over its net carrying value.

During the quarter ended December 31, 2003, we recorded a gain of $1.0 Million from the sale of discontinued operations representing the successful achievement of the first earn-out from the sale of ArtToday to Jupitermedia Corporation in June 2003.

Income (loss) from discontinued operations, net of income tax

The amounts reported for the three and six months ended December 31, 2004 and 2003 as discontinued operations represent the pre-tax results of operations for Keynomics. This segment had pre-tax net gain of $30,000 for the quarter ended December 31, 2003 and pre-tax losses of $5,000 and $51,000 for the six months ended December 31, 2004 and 2003 respectively. These losses were derived from net revenues of $319,000 for the quarter ended December 31, 2003 and $68,000 and $478,000 for the six months ended December 31, 2004 and 2003 respectively.

4.	Acquisitions

The table below details the consideration paid for acquisitions and amendments to prior acquisitions, completed during the six month period ended December 31, 2004 and the allocation of that consideration to the tangible and intangible assets acquired.

Table I-1-4
	Precision Design Solutions Segment	Consumer and Business Software Solutions Segment
	Aggregated Non Material Transactions	Aggregated Non Material Transactions

Consideration
Cash	$1,318	$50
Escrowed cash	75	0
Notes	300	205
Common stock	503	65
Derivative securities	0	65
Less: Cash on hand	(104)	0
Legal & escrow fees	33	0
Broker fees (cash & warrants)	43	0
Total Consideration	2,168	385
			Estimated Useful Life
Purchase Price Allocation

Assumed liabilities	(125)	0

Tangible Assets
Inventory	1	0
Prepaid expenses	12	0
Accounts receivable	8	0
Total Tangible Assets	21	0

Intangible Assets
Identifiable Assets
Customer list	220	0	3 years
Domain names	603	0	5 years
Software development costs	0	0	5 years
Total Identifiable Assets	823	385

Unidentifiable Assets
Goodwill	1,449	0	Indefinite
Total Unidentifiable Assets	1,449	0

Total Intangible Assets	2,229	385

Total	$2,168	$385

Acquisition of Abbisoft House Plans, Inc.

As previously disclosed in our quarterly report on Form 10-QSB for the quarter ended September 30, 2004, we completed a stock purchase agreement on September 28, 2004 whereby we acquired all the outstanding stock of Abbisoft House Plans, Inc. (“Abbisoft”), an on-line provider of stock house plans which operates the www.Homeplanfinder.com website. The consideration for the acquisition was paid in a combination of cash, notes payable (secured by the acquired business) and 500,000 unregistered IMSI common shares valued at $1.0067 per share.

This transaction was not deemed to be a material business combination, therefore, no pro forma results are required under the Statement of Financial Accounting Standards No. 141. We do not expect the goodwill associated with this acquisition to be deductible for tax purposes.

Amendment to the Allume Acquisition

In September 2004, IMSI and Aladdin Systems Holdings, Inc (“Aladdin Holdings”) amended the portion of the purchase agreement which called for earn-outs to be paid based on the achievement of certain revenue targets (under the terms of the original purchase agreement between us and Aladdin Holdings signed on April 18, 2004, cash earn-out payments could have been earned, up to an aggregate of $2,000,000, based on net revenues derived from Aladdin for the three consecutive twelve-month periods following the Closing Date).  With the amendment, the earn-out payments were converted from contingent obligations to fixed obligations as follows:

•	The first earn out payment of $666,667 which could have been due on April 19, 2005 became fully earned as of the amendment date and will be payable on June 2, 2005.

•
The second and third earn-out payments were terminated in consideration of the issuance of shares of the common stock of IMSI priced as of the closing bid price on the date of the amendment.  As a result, during the first quarter of Fiscal Year 2005, we issued to Aladdin Holdings an additional 1,065,807 shares of our common stock, with a value of $1,033,867, pursuant to a transaction exempt from registration under Section 4(2) of the Securities Act.

Consequently, as of June 30, 2004, we amended the purchase price of the Allume acquisition to include the $1.7 million value of the fixed obligations described above. This additional amount was allocated to goodwill. We do not expect the goodwill associated with this acquisition to be deductible for tax purposes.

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

On January 31, 2005, we sold the above referenced promissory note to Mag Multi Corp (“Mag Multi”), a New York corporation for $343,000, representing the principal balance and all accrued interest as of the date of the transfer.

6.	Debt

The following table details our outstanding debt as of December 31, 2004:

Table I-1-6
As of December 31, 2004
Short-Term
Acquisition related notes
Aladdin Systems Holdings, Inc	$1,666
All other acquisition related obligations	423
Subtotal	2,089
Short term financing (secured by selected accounts receivable)	261
Other Short term obligation	10
Subtotal Short Term	2,360

Long-Term
Acquisition related notes
Aladdin Systems Holdings, Inc	1,500
All other acquisition related obligations	342
Subtotal Long Term	1,842

Grand Total	$4,202

7.	Fair Value of Financial Instruments

The fair value of cash and cash equivalents, trade receivables, trade payables and debt approximates carrying value due to the short maturity of such instruments.

As of December 31, 2004 we had $2.5 million classified under investments in marketable securities on our balance sheet representing the market value of our investment portfolio.

The total consideration related the sale of ArtToday to Jupitermedia in June 2003 included 250,000 shares of Jupitermedia common stock. The ArtToday purchase agreement originally called for these shares to be held in escrow until December 30, 2005. However, at our discretion, we had the ability to replace all, or a portion of, the common stock held in escrow with cash in an amount equal to the closing market value, at June 30, 2003, of the common stock to be replaced.

In February 2004, pursuant to an amended escrow agreement, Jupitermedia agreed to release from the escrow account, without additional cash consideration, 125,000 of the original 250,000 shares that were tendered as part of the consideration in the sale of ArtToday.

During the quarter ended September 30, 2004, we substituted approximately $500,000 (recorded as Assets from Discontinued Operations) in cash for the remaining 125,000 shares of Jupitermedia. This amount will be released to us, net of any claims, on December 30, 2005.

After their release from the escrow account the Jupitermedia shares stock were deposited into our marketable securities account and were sold as market conditions allowed. We did not hold any shares of Jupitermedia common stock as of December 31, 2004.

In addition to the shares referenced above, the escrow account also included $1.3 million in cash to be released in two equal installments in June 2004 and December 2004. On December 30, 2004, we received the second payment of $650,000 that was held in escrow in connection to the ArtToday sale to Jupitermedia.

The first payment of $650,000 was released to us on June 30, 2004 of which approximately $42,000 was paid to the former minority shareholders of ArtToday.

The remaining $650,000 escrow balance was released to us on December 30, 2004 in addition to accrued interest. Approximately $42,000 of the remaining cash in escrow was due to the former minority shareholders of ArtToday and was paid to them in January 2005.

8.	Gain / (loss) on marketable securities

The following table details the net gain on marketable securities that we recognized during the three and six months ended December 31, 2004:

Table I-1-8
	Gain (loss) on marketable securities for the three months ended December 31, 2004
	Realized	Unrealized			Total
Description		Reversal of unrealized gain / (loss) recognized in prior periods	Unrealized gain / (loss) for the quarter ended December 31, 2004	Sub total Unrealized gain / (loss)

Jupitermedia common stock	$1,050	($1,050)	$0	($1,050)	$0
Other Stock in investment portfolio	111	9	351	360	471
Total	$1,161	($1,041)	$351	($690)	$471

	Gain (loss) on marketable securities for the six months ended December 31, 2004
	Realized	Unrealized			Total
Description		Reversal of unrealized gain / (loss) recognized in prior periods	Unrealized gain / (loss) for the six months ended December 31, 2004	Sub total Unrealized gain / (loss)

Jupitermedia common stock	$2,094	($2,097)	$163	($1,934)	$160
Other Stock in investment portfolio	64	92	106	198	262
Total	$2,158	($2,005)	$269	($1,736)	$422

9.	Segment Information

We have two reportable operating segments which serve businesses and individuals in the design and consumer markets. The segments are classified in accordance to our product families and generate revenues and incur expenses related to the sale of our software and services. All inter-company amounts are eliminated through consolidation. Certain general and administrative expenses are allocated among our different segments based on each segment contribution to total revenue.

Table I-1-9
	Three months ended December 31, 2004			Three months ended December 31, 2003
	Precision Design Solutions	Consumer & Business Software Solutions	Total	Precision Design Solutions	Consumer & Business Software Solutions	Total
Net revenues	$2,682	$3,337	$6,019	$1,375	$981	$2,356
Gross margin	1,671	2,744	4,415	861	706	1,567
Operating Loss	($109)	($263)	($372)	($461)	($275)	($736)

	Six months ended December 31, 2004			Six months ended December 31, 2003
	Precision Design Solutions	Consumer Software Solutions	Total	Precision Design Solutions	Consumer Software Solutions	Total
Net revenues	$4,757	$6,956	$11,713	$2,032	$1,945	$3,977
Gross margin	3,087	5,507	8,594	1,299	1,315	2,614
Operating Loss	($244)	($415)	($659)	($729)	($623)	($1,352)

The following table details the geographical breakdown in our net revenues (in thousands). The International sales refer to the revenues from our German and Australian wholly owned subsidiaries, IMSI GmbH and IMSI Australia PTY Ltd, and sales derived from international distribution and republishing agreement we have in Europe (France, England), Asia (Japan and China) and Australia.

Table I-2-4
	Three months ended December 31,
	2004		2003
	$	% of total	$	% of total	$ Change	% change
Domestic sales	$5,059	84%	$2,046	87%	$3,013	147%
International sales	960	16%	310	13%	650	210%
Total Net Sales	$6,019	100%	$2,356	100%	$3,663	155%

	Six months ended December 31,
	2004		2003
	$	% of total	$	% of total	$ Change	% change
Domestic sales	$10,051	86%	$3,274	82%	$6,777	207%
International sales	1,662	14%	703	18%	959	136%
Total Net Sales	$11,713	100%	$3,977	100%	$7,736	195%

10.	Earnings/ (Loss) per Share

Basic earnings/ (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of stock options and warrants (using the treasury stock method). Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive.

The following table sets forth the computation of basic and diluted earnings/(loss) per share:

Table I-1-10
	Three months ended		Six months ended
	December 31, 2004	December 31, 2003	December 31, 2004	December 31, 2003
Numerator:

Net income (loss)	$129	$402	($146)	$2

Numerator for basic earnings (loss) per share - income (loss) available to common stockholders	129	$402	($146)	$2

Numerator for diluted earnings (loss) per share - income (loss) available to common stockholders after assumed conversions	$129	$402	($146)	$2

Denominator:

Denominator for basic loss per share - weighted average shares outstanding	27,916,479	23,268,099	27,605,356	23,223,488

Effect of dilutive securities using the treasury stock method as at December 31, 2004:
Total Warrants Outstanding - 6,633,244	1,486,527	--	--	--
Total Stock Options Outstanding - 3,247,777	481,741	--	--	--

Effect of dilutive securities using the treasury stock method as at December 31, 2003:
Total Warrants Outstanding - 7,363,244	--	--	--	--
Total Stock Options Outstanding - 2,058,664	--	--	--	--

Dilutive potential common shares	--	--	--	--

Denominator for diluted loss per share - adjusted weighted average shares and assumed conversion	29,884,747	23,268,099	27,605,356	23,223,488

Basic earnings/(loss) per share	$0.00	$0.02	($0.01)	$0.00
Diluted earnings/(loss) per share	$0.00	$0.02	($0.01)	$0.00

11.	Stock Based Awards

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

Beginning on January 1, 2006, the Company will adopt the accounting treatment required by FASB Statement No. 123 (revised 2004) which will require the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in the Company's consolidated financial statements.

Under variable plan accounting, we recognize a charge equal to the per share change in the share value until the underlying options expire or are exercised. During the three months ended December 31, 2004 and 2003, we recognized an expense of $1,737 and a benefit of ($2,069) respectively related to variable awards. During the six months ended December 31, 2004 and 2003, we recognized a benefit of ($4,963) and an expense of $12,735 respectively related to variable awards.

Had compensation cost for the stock-based compensation plans been determined based upon the fair value at grant dates for awards under those plans consistent with the method prescribed by SFAS 123, net income would have been reduced to the pro forma amounts indicated below:

Table I-1-11
(in thousands, except per share amounts)	Three months Ended December 31,		Six months Ended December 31,
	2004	2003	2004	2003

Net income (loss), as reported	$129	$402	($146)	$2
Intrinsic compensation charge recorded under APB 25	7	247	15	254
Pro Forma compensation charge under SFAS 123	(205)	(614)	(417)	(866)
Pro Forma net income (loss)	($69)	$35	($548)	($610)

Pro Forma net income (loss) per share:
Basic—as reported	$0.00	$0.02	($0.01)	$0.00
Basic—pro forma	($0.00)	$0.00	($0.02)	($0.03)

Diluted—as reported	$0.00	$0.02	($0.01)	$0.00
Diluted—pro forma	($0.00)	$0.00	($0.02)	($0.03)

The weighted average fair values per option as of the grant date for grants made for both the three and six months ended December 31, 2004 were $0.68 and $0.74. This compares to $0.85 and $0.85, respectively for the three and six months ended December 31, 2003.

12.	Goodwill

Total goodwill at December 31, 2004 was $8.8 million and relates to the acquisitions we consummated during fiscal 2004 and 2005. During the quarter ended September 30, 2004, we eliminated $179,000 of goodwill related to Keynomics against the gain on the sale of discontinued operations.

In accordance with SFAS No. 142, Goodwill and Intangible Assets goodwill is being assessed for impairment annually or more frequently if circumstances indicate impairment. We have not recognized any impairment charges related to goodwill during the six months ended December 31, 2004.

Item 2- Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

IMSI is a developer and publisher of software in the precision design, utilities and business applications categories. We offer a wide variety of application software that we market through an array of distribution methods including:

•	Direct marketing to consumers and businesses,

•	Retail/ Distribution agreements.

•	Republishing & OEM agreements.

We are committed to being a leading provider of these applications and services to businesses and consumers.

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

How We Generate Revenue

We develop, publish, market and sell a variety of software titles and services that are targeted to for a wide array of uses primarily for individuals and small businesses. To efficiently serve our customers and maximize our revenue opportunities, we have aligned our business along two segments as described below:

Table I-2-1

Business Segment	Product Family	Product Group	Selected Product Brand

Precision Design Solutions	Precision Design Software	Professional CAD Solutions	TurboCAD Professional
TurboCADCAM
CADsymbol CD
		Consumer CAD Solutions	TurboCAD Deluxe
DesignCAD
Instant Series
FloorPlan
	Precision Design Services	Content	Houseplans.com
Houseplanguys.com
Homeplanfinder.com
CADsymbols.com

Consumer and Business Software Solutions	Utilities	Compression, Access and Transmission (CAT)	StuffIt Deluxe & Standard
		Security and Internet	iClean
Internet Cleanup
SpamCatcher
Spring Cleaning
DragStrip
		Software Compilations	Ten for X
Creative Essentials
The Big Mix
	Business Applications and Other	Business Solutions	FlowCharts & More
FormTool
OrgChart Professional
QuickStart
TurboProject
		Graphics Solutions	Animations & More
ClipArt & More
HiJaak
		Consumer Solutions	Easy Language
Legacy Family Tree
TurboTyping

Depending on the product and the customer, we deliver our products either through Electronic Software Downloads (ESD) or as physical products. Our distribution methods are comprised of the following three major channels:

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

Results of Operations

The following table sets forth our results of operations for the three and six months ended December 31, 2004 and 2003 in absolute dollars and as a percentage of net revenues. It also details the changes from the prior fiscal year in absolute dollars and in percentages.

Table I-2-2
	Three months ended December 31,						Six months ended December 31,
	2004		2003		$ Change from previous year		2004		2003		$ Change from previous year
	$	As % of sales	$	As % of sales	$ Increase / (Decrease)%		$	As % of sales	$	As % of sales	$ Increase / (Decrease)%

Net revenues	$6,019	100%	$2,356	100%	$3,663	155%	$11,713	100%	$3,977	100%	$7,736	195%
Product cost	1,604	27%	789	33%	815	103%	3,119	27%	1,363	34%	1,756	129%
Gross margin	4,415	73%	1,567	67%	2,848	182%	8,594	73%	2,614	66%	5,980	229%

Operating expenses
Sales & marketing	2,536	42%	887	38%	1,649	186%	4,829	41%	1,485	37%	3,344	225%
General & administrative	1,257	21%	964	41%	293	30%	2,391	20%	1,621	41%	770	48%
Research & development	994	17%	452	19%	542	120%	2,033	17%	860	22%	1,173	136%
Total operating expenses	4,787	80%	2,303	98%	2,484	108%	9,253	79%	3,966	100%	5,287	133%

Operating loss	(372)	-6%	(736)	-31%	364	-49%	(659)	-6%	(1,352)	-34%	693	-51%

Other Income (expenses)
Interest and other, net	--	0%	60	3%	(60)	-100%	18	0%	142	4%	(124)	-87%
Realized / unrealized gain on marketable securities	471	8%	47	2%	424	904%	422	4%	177	4%	245	138%
Gain on sale of product line	33	1%	--	0%	33	100%	33	0%	--	0%	33	100%
Gain (loss) on extinguishment of debt	--	0%	(5)	0%	5	-100%	--	0%	76	2%	(76)	-100%
Total other income	504	8%	102	4%	402	395%	473	4%	395	10%	78	20%

Income (loss) before income tax	132	2%	(634)	-27%	766	-121%	(186)	-2%	(957)	-24%	771	-81%

Income tax benefit (provision)	(3)	0%	6	0%	(9)	-150%	(8)	0%	10	0%	(18)	-180%

Income loss from continuing operations	129	2%	(628)	-27%	757	-121%	(194)	-2%	(947)	-24%	753	-80%

Income (loss) from discontinued operations, net of income tax	--	0%	30	1%	(30)	-100%	(5)	0%	(51)	-1%	46	-90%
Gain from the sale of discontinued operations, net of income tax	--	0%	1,000	42%	(1,000)	-100%	53	0%	1,000	25%	(947)	-95%

Net income (loss)	$129	2%	$402	17%	($273)	-68%	($146)	-1%	$2	0%	($148)	-7400%

Net Revenues

The following illustrations of our revenue distribution reflect the allocation of our products across our business segments for the quarters ended December 31, 2004 and 2003 and are indicative of our business model.

Revenue by Business Segment

Graph I-2-1

Revenue by Product Family

Graph I-2-2

Revenue by Distribution Channel

Graph I-2-3

Revenues by Business Segment and Distribution Channel

Graph I-2-4

Revenues by Product Family and Distribution Channel

Net revenues substantially increased across our product segments for the three and six months ended December 31, 2004 and 2003 as compared the same periods from the previous fiscal year. The following table summarizes the breakdown of our revenues for the periods indicated (all amounts are in thousands except for percentage amounts):

Table I-2-3
	Three months ended December 31,
	2004		2003		Change
	$	%	$	%	$	%
Consumer & Business Software Solutions	$3,337	55%	$981	42%	$2,356	240%
Precision Design Solutions	2,682	45%	1,375	58%	1,307	95%
Net Revenues	$6,019	100%	$2,356	100%	$3,663	155%

	Six months ended December 31,
	2004		2003		Change
	$	%	$	%	$	%
Consumer & Business Software Solutions	$6,956	59%	$1,945	49%	$5,011	258%
Precision Design Solutions	4,757	41%	2,032	51%	2,725	134%
Net Revenues	$11,713	100%	$3,977	100%	$7,736	195%

Consumer & Business Software Solutions Segment

The Consumer & Business software solutions segment is comprised of the utilities and the business applications and other product families. The increase in revenues in this segment for the three and six months ended December 31, 2004 as compared to the comparable periods from the previous fiscal year was the result of the addition of the utilities product family to this segment upon the acquisition of Allume systems in the fourth quarter of fiscal 2004:

•
Utilities: The addition of the utility product family (which is comprised mainly of the revenues derived from Allume’s products) to the Consumer & Business software solutions segment in the end of the previous fiscal year was the result of our strategy to strengthen our core software development and distribution business to increase the depth and breadth of our portfolio of products. Sales of Allume amounted to $2.5 million and $5.1 million, respectively, during the three and six months ended December 31, 2004. We did not have similar revenues to report for the comparable periods from the previous fiscal year.

•
Business Applications and Other: Historically, the Consumer & Business software solutions segment was comprised only of the Business Applications and Other product family. The decline in sales in this product family during the three and six months ended December 31, 2004 as compared to the same periods of the previous fiscal year was mainly the result of the decline in the sales of OrgPlus (as we are no longer licensed to sell this product) and the decline in the sales of Hijaak as the current version nears the end of its life cycle.

Precision Design Solutions Segment

Sales of our precision design segment increased substantially during the three and six months ended December 31, 2004 as compared to the same periods from the previous year as we grew sales of both product families comprising this segment.

•
Precision Design Software: The newest version (V 10.5) of our flagship product, TurboCAD, in addition to a focused direct marketing approach to promote its added features and functionalities were the primary factors that helped boost the revenues in the precision design software product family during the three and six months ended December 31, 2004.

Additionally, and as the result of the release of new versions in the beginning of fiscal 2005, revenues from the software titles that we acquired during fiscal 2004 (DesignCAD and the Instant Series) were higher during the three and six months ended December 31, 2004 and contributed to the overall increase in revenues of the precision design segment.

•
Precision Design Services: As with the Consumer & Business software solutions segment and consistent with our strategy to acquire new products and services in order to improve and diversify our offerings, we introduced this new product family (precision design services) which began to add to the sales of the precision design segment starting in the second quarter of fiscal 2004.

This product family is primarily comprised of the products and services we introduced upon the acquisition in November 2003 of a network of websites hosting an extensive library of over 19,000 unique stock house plans and marketed under www.houseplans.com ; and the acquisition of Abbisoft House Plans, Inc. (www.homeplanfinder.com) which we completed at the end of the first quarter of fiscal 2005. These websites which are targeted to general contractors, consumers and designers offer particularly strong synergies with the precision design software product family. Revenues generated by this product family should continue to grow during the future reporting periods as we continue to focus on improving the branding and marketing of these websites.

Revenues from the Houseplans network of websites was $897,000 and $1,499,000 during the three and six months ended December 31, 2004 respectively. This compares to sales of $111,000 for the three and six months ended December 31, 2003. This represents a 49% sequential increase in revenues due primarily to the addition of the Abbisoft business referred to above.

Internationally, we distribute our products through our wholly owned Australian and German subsidiaries and through distribution and republishing partners in Europe and Asia. The increase in our international revenues during the three and six months ended December 31, 2004 as compared to the same periods from the previous fiscal year was due to the additional international business from Allume’s operations, to the improved results of our German subsidiary as market conditions and customer acceptance of our new versions of design products in Europe improved and to the improved performance of our international distribution and republishing partners in Europe.

Revenues from our German subsidiary grew to $256,000 and $479,000 for the three and six months ended December 31, 2004, respectively, from $111,000 and $249,000, respectively, in the comparable periods from the previous fiscal year.

During fiscal 2003, we licensed the distribution rights of some of our products in Australia to a third party publisher and our revenues from our Australian subsidiary became primarily derived from royalty payments. Revenue from our Australian subsidiary amounted to approximately $37,000 and $95,000 for the three and six months ended December 31, 2004, respectively. This compares to revenues of $20,000 and $43,000 for the comparable periods from the previous fiscal year.

The following table details the revenue breakdown between the domestic and international markets for the periods indicated.

Table I-2-4
	Three months ended December 31,
	2004		2003
	$	% of total	$	% of total	$ Change	% change
Domestic sales	$5,059	84%	$2,046	87%	$3,013	147%
International sales	960	16%	310	13%	650	210%
Total Net Sales	$6,019	100%	$2,356	100%	$3,663	155%

	Six months ended December 31,
	2004		2003
	$	% of total	$	% of total	$ Change	% change
Domestic sales	$10,051	86%	$3,274	82%	$6,777	207%
International sales	1,662	14%	703	18%	959	136%
Total Net Sales	$11,713	100%	$3,977	100%	$7,736	195%

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

Our gross margin improved significantly to 73% from 67% during the second quarter of fiscal 2005 as compared to the same period from the previous fiscal year and to 73% from 66% for the six month periods ended December 31, 2004 and 2003 respectively. The introduction of our new high margin utilities product family, upon the acquisition of Allume during the forth quarter of fiscal 2004, accounted for the majority of the improvement in our consolidated gross margin for the three and six months ended December 31, 2004 as compared to the same periods from the previous year. More than sixty (60%) percent of these products sales were fulfilled through our direct marketing channel where the more profitable ESD is the delivery method of choice.

Amortization of capitalized software (a fixed component of our overall product costs) amounted to $223,000 and $433,000, respectively, for the three and six months ended December 31, 2004. This compares to $77,000 and $116,000, respectively, for the three and six months ended December 31, 2003. This increase in amortization expense is the result of the acquisitions we completed during the past months.

As we continue to acquire businesses and product lines, we are likely to increase our basis in certain intangible assets (i.e. capitalized software development), the amortization of which may negatively affect our gross margin in the future. In addition, given the uncertain product lifecycle for some of our historically high margin products and depending on the success of the release of newer software versions, we may see our gross margin decline in future reporting periods.

Sales and Marketing

The additional sales and marketing expenses related to the businesses we acquired during fiscal 2004 and 2005 (i.e. Allume, Houseplans and Abbisoft) accounted for the majority of the increase in our sales and marketing expenses during the three and six months ended December 31, 2004 as compared to the same periods from the previous fiscal year. However, we continue to successfully integrate these acquisitions and we continue to identify synergies among our business units and implement savings. We believe these actions will positively affect our sales and marketing expenses once the integration of these businesses is completed.

In addition, increased consultant expenses incurred, during the three and six months ended December 31, 2004, to improve our focus on the direct marketing distribution channel and the ESD delivery method along with increased commissions paid to outside service providers of sales forces and E-commerce systems accounted for the increase in sales and marketing expenses which consist primarily of salaries and benefits of sales and marketing personnel, commissions, advertising, printing and direct mail expenses.

Management believes that these investments in the distribution channels and the E-commerce platform will generate increased revenues going forward, and are an indication of our continuing commitment to our core products.

General and Administrative

Our general and administrative expenses consist primarily of salaries and benefits for employees in the legal, finance, accounting, human resources, information systems and operations departments, amortization expenses, fees to our professional advisors, rent and other general operating costs.

The increase in our general and administrative expenses during the three and six months ended December 31, 2004 was mainly caused by the additional expenses related to the new businesses we acquired during fiscal 2004 and 2005 (i.e. Allume, Houseplans and Abbisoft).

Our general and administrative expenses also include amortization expense mainly related to domain names acquired. Amortization expense amounted to $123,000 and $208,000, respectively for the three and six months ended December 31, 2004. This compares to $41,000 and $43,000, respectively for the three and six month periods ended December 31, 2003.

Research and Development

Management believes that steady investment in research and development is essential to respond to the ever-evolving customer demands and is a reflection on our commitment to investing in and developing our core products.

The increase in research and development expenses during the three and six months ended December 31, 2004 as compared to the same periods from the previous fiscal year resulted mainly from the additional development expenses related to the Allume operations. These expenses consist primarily of salaries and benefits for research and development employees and payments to independent contractors, mainly our third party contract development teams in Russia and India with whom we continue to maintain a strong partnership at competitive costs.

Interest and Other, Net

Interest and other expenses, net, include interest on debt instruments, foreign currency transaction gains and losses, and other non-recurring items. The following table summarizes the components of interest and other, net for the three and six months ended December 31, 2004 and 2003:

Table I-2-5
	Three months ended December 31,				Six months ended December 31,
	2004	2003	$ Change from previous year		2004	2003	$ Change from previous year
	$	$	$ Increase / (Decrease)%		$	$	$ Increase / (Decrease)%

Interest & Other, net
Interest expense	($68)	$0	($68)	-100%	($125)	$0	($125)	-100%
Interest income	11	18	(7)	-39%	69	43	26	60%
Foreign exchange gain	45	41	4	10%	62	48	14	29%
Other income	12	1	11	1100%	12	51	(39)	-76%
Total Interest & Other, Net	$0	$60	($60)	-100%	$18	$142	($124)	-87%

The increase in interest expense for the three and six months ended December 31, 2004 was mainly the result of the interest we incurred on the acquisitions-related notes and interest incurred on our short term financing activities.

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

On September 18, 2004, we amended the terms of the $350,000 promissory note with DCDC extending the maturity of the note to May 31, 2005.  Interest income for the first quarter of fiscal 2005 includes $52,500 of interest income related to the DCDC note that we earned through September 18, 2004. This amount of accrued interest, which was recognized as interest income during the first quarter of fiscal 2005, was paid in full on October 1, 2004 in addition to a principal payment in the amount of $25,000.  Additionally, DCDC agreed to increase the collateral attached to the note by assigning to IMSI its interest in a private equity investment

On January 31, 2005, we sold the above referenced promissory note to Mag Multi Corp (“Mag Multi”), a New York corporation for $343,000, representing the principal balance and all accrued interest as of the date of the transfer.

Gain / (loss) on marketable securities

The following table details the net gain on marketable securities that we recognized during the three and six months ended December 31, 2004:

Table I-1-8

	Gain (loss) on marketable securities for the three months ended December 31, 2004
	Realized	Unrealized			Total
Description		Reversal of unrealized gain / (loss) recognized in prior periods	Unrealized gain / (loss) for the quarter ended December 31, 2004	Sub total Unrealized gain / (loss)

Jupitermedia common stock	$1,050	($1,050)	$0	($1,050)	$0
Other Stock in investment portfolio	111	9	351	360	471
Total	$1,161	($1,041)	$351	($690)	$471

	Gain (loss) on marketable securities for the six months ended December 31, 2004
	Realized	Unrealized			Total
Description		Reversal of unrealized gain / (loss) recognized in prior periods	Unrealized gain / (loss) for the six months ended December 31, 2004	Sub total Unrealized gain / (loss)

Jupitermedia common stock	$2,094	($2,097)	$163	($1,934)	$160
Other Stock in investment portfolio	64	92	106	198	262
Total	$2,158	($2,005)	$269	($1,736)	$422

Gain on sale of product line

During the quarter ended December 31, 2004, we sold certain domain names and their related interest and contents (Cadalog.com and 3Dmodelsharing.com) and we recognized gains in the aggregate amount of $33,000 which represented the excess of the consideration received over the net book value of the assets sold.

Gain on extinguishment of debt

During the six months ended December 31, 2003, we recognized a gain of $76,000 from the extinguishment of debt primarily relating to the settlement of liabilities related to assets under a capital lease.

Provision for State and Federal Income Taxes

During the three and six months ended December 31, 2004, we recorded tax expense of $3,000 and $8,000, respectively, related to state income taxes where we have operations. This compares to an income tax benefit of $6,000 and $10,000, respectively, for the three and six months ended December 31, 2003.

We have not recorded a tax benefit for domestic tax losses because of the uncertainty of realization. We adhere to Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Consistent with our past practice, we have recorded a full valuation allowance at December 31, 2004 as the realizeability of our net operating loss carry-forwards is not determinable.

Income from Discontinued Operations and Gain from Discontinued Operations

Gain from the sale of discontinued operations, net of income tax

As previously disclosed in our annual report on Form 10-KSB, as amended, for the fiscal year ended June 30, 2004, we sold the assets and customer related liabilities of our wholly owned subsidiary Keynomics, Inc. in July 2004. We have previously evaluated the Keynomics business segment and its long term prospects during the fourth quarter of fiscal 2004 and given our focus on direct marketing and the on-line distribution of precision design content, we determined that Keynomics no longer represented a strategic fit for our company. The $53,000 gain from the sale of discontinued operations for the six months ended December 31, 2004 relates to the sale of Keynomics during the quarter ended September 30, 2004 and represents the excess of the total consideration received over its net carrying value.

During the quarter ended December 31, 2003, we recorded a gain of $1.0 Million from the sale of discontinued operations representing the successful achievement of the first earn-out from the sale of ArtToday to Jupitermedia Corporation in June 2003.

 Income (loss) from discontinued operations, net of income tax

The amounts reported for the three and six months ended December 31, 2004 and 2003 as discontinued operations represent the pre-tax results of operations for Keynomics. This segment had pre-tax net gain of $30,000 for the quarter ended December 31, 2003 and pre-tax losses of $5,000 and $51,000 for the six months ended December 31, 2004 and 2003 respectively. These losses were derived from net revenues of $319,000 for the quarter ended December 31, 2003 and $68,000 and $478,000 for the six months ended December 31, 2004 and 2003 respectively.

Liquidity and Capital Resources

As of December 31, 2004, we had $2,804,000 in cash and cash equivalents. This represents a $1,002,000 decline from the $3,806,000 balance as of September 30, 2004 and a $408,000 decline from the $3,212,000 balance as of June 30, 2004. Working capital at December 31, 2004 was $4,863,000. This represents an increase of $59,000 and $809,000, respectively over the working capital at September 30, 2004 and June 30, 2004.

Despite a net loss of $146,000 for the six month period ended December 31, 2004, our operating activities provided net cash of $248,000. This compares to net cash used from operations of $2,507,000 in the six months ended December 31, 2003 on a net income of $2,000 for the same period. The $1,000,000 payment we received relating to the earn-out from the sale of ArtToday as described below accounted for the majority of the improvement in cash from operating activities. Improved DSO ratios across our business units and in aggregate explains the decrease in cash usage by our account receivables for the six months ended December 31, 2004 as compared to the same period from the previous fiscal year.

During fiscal 2004, we recorded a gain of $2.0 Million from the sale of discontinued operations representing the successful achievement of the first and second earn-out from the sale of ArtToday. These earn-outs were contingent on ArtToday reaching certain revenue milestones. The first installment of $1.0 Million was earned during the second quarter of fiscal 2004 and was paid per the stock purchase agreement on February 13, 2004 and the second installment of the earn-outs was earned during the fourth quarter of fiscal 2004 and was paid on August 14, 2004.

Our investing activities provided net cash of $559,000 during the six months ended December 31, 2004, as compared to net cash used of $2,479,000 during the comparable period from the previous fiscal year.  During the six months ended December 31, 2004, we acquired a new business (AbbiSoft) and technology which will allow JPEG and image files to be compressed on average by 30% and will be incorporated into our StuffIt line  (the consideration paid is disclosed in the table on page 8). Also, during the same period, we transferred approximately $500,000 in cash to an escrow account as described below.

The ArtToday purchase agreement originally called for the 250,000 shares of Jupitermedia to be held in escrow until December 30, 2005. However, at our discretion, we had the ability to replace all or a portion of the common stock held in escrow with cash in an amount equal to the closing market value, at June 30, 2003, of the common stock to be replaced. As part of an amended escrow agreement with Jupitermedia, 125,000 of the original 250,000 shares that were tendered as part of the consideration in the sale were released from the escrow account in February 2004. During the quarter ended September 30, 2004, we substituted approximately $500,000 (recorded as Assets from Discontinued Operations) in cash for the remaining 125,000 shares of Jupitermedia from the escrow agent. This amount will be released to us, net of any claims, on December 30, 2005.

The activities above were mainly financed by the proceeds we received from the sale of marketable securities (mainly Jupitermedia common stock we received as part of the sale of ArtToday), the release on December 30, 2004 of the second payment of $650,000 that was held in escrow in connection to the ArtToday sale to Jupitermedia and the proceeds we received from the sale of the assets of Keynomics in July 2004.

The comparable period from the previous fiscal year was also marked by the consummation of several acquisitions that were consistent with our strategy to grow our software business with a focus on products and services that complement our direct marketing and online distribution strengths. These acquisitions included CADsymbols, CADsymbol, DesignCAD, Homeplans and other smaller product lines and businesses. During the same period of the previous fiscal year, we extended a $350,000 loan to DCDC as disclosed in note 5 to our condensed consolidated financial statements. This note was sold to a third party subsequent to quarter end.

Our financing activities consumed net cash of $1,181,000 for the six-month period ended December 31, 2004. This compares to $133,000 of net cash used by financing activities during the comparable quarter from the previous fiscal year. The cash used by our financing activities for the six months ended December 31, 2004 was primarily related to payments we made relative to notes related to the acquisitions we consummated during fiscal 2004 and 2005.

During the comparable period from the previous fiscal year, we paid $160,000 to Imageline in July 2003, which represents the final payment in connection with our mutual settlement of previous infringements claims. This payment accounted for most of the cash used in our financing activities during the six months ended December 31, 2003 and was in part offset by cash received from the exercise of warrants and options in the amounts of $65,000 and 71,000, respectively.

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

We may seek, in the future, additional equity and/or debt financing to sustain our growth strategy. However, we believe that we have sufficient funds to support our operations at least for the next twelve months, based on our current cash position and equity sources. We believe that we will be able to obtain any additional financing required on competitive terms particularly if we are successful in improving our financial performance. In addition, we will continue to seek opportunities and discussions with third parties concerning the sale or license of certain product lines and/or the sale or license of a portion of our assets.

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

Inventories

Inventories are valued at the lower of cost or market and are accounted for on the first-in, first-out basis. Management performs periodic assessments to determine the existence of obsolete, slow moving and non-salable inventories, and records necessary provisions to reduce such inventories to net realizable value. As of December 31, 2004, approximately $111,000 of our inventory was held by certain of our distributors under consignment arrangements.

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

Other Factors that May Affect Future Operating Results

Factors that may affect operating results in the future include, but are not limited to:

•	Market acceptance of our products or those of our competitors

•	Timing of introductions of new products and new versions of existing products

•	Expenses relating to the development and promotion of such new products and new version introductions

•	Intense price competition and numerous end-user rebates

•	Projected and actual changes in platforms and technologies

•	Accuracy of forecasts of, and fluctuations in, consumer demand

•	Extent of third party royalty payments

•	Rate of growth of the consumer software and Internet markets

•	Timing of orders or order cancellation from major customers

•	Changes or disruptions in the consumer software distribution channels

•	Economic conditions, both generally and within the software or Internet industries

•	Our ability to successfully integrate the acquisitions that we have completed in the last twelve months

•	The successful attainment of the final $2.0m earn-out payment related to the sale of the ArtToday business

Item 3- Controls and Procedures

(a) Under the supervision and with the participation of IMSI’s management, including IMSI’s principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures (“Disclosure Controls”), as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2004, the end of the period covered by this quarterly report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

(b) We have evaluated our accounting procedures and control processes in place as of December 31, 2004 related to material transactions to ensure they are recorded timely and accurately in the financial statements. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II - OTHER INFORMATION

Item 1- Legal Proceedings

Not Applicable

Item 2- Unregistered Sales of Equity Securities and Use of Proceeds

On September 29, 2004 we filed with the SEC a registration statement on Form SB-2 which was declared effective on November 4, 2004. The registration statement relates to the sale by certain stockholders of IMSI of up to 4,542,440 shares of our common stock which they own, or which they may at a later date acquire upon the exercise of warrants to purchase shares of our common stock. Apart from nominal consideration to be received upon exercise of the warrants referenced above, we will not receive any proceeds from the sale of common stock by the selling security holders. The selling stockholders are offering to sell up to 4,044,654 shares of common stock which they own and up to 497,786 shares of common stock which they may acquire upon the exercise of warrants. During the quarter ended December 31, 2004, one of the selling shareholders named in the registration statement exercised warrants (the underlying securities of which were also covered by the above referenced registration statement) to purchase 25,000 shares of IMSI common stock. The proceeds from this exercise, totaling $11,250 were used to finance general working capital needs.

During the quarter ended December 31, 2004, we issued the following securities in a transaction not registered under the Securities Act of 1933:

Table II-2-1

Date Securities Issued	Securities Title	Issued to	Number of Securities Issued	Stock Value	Footnotes
Common Stock Issuances

11/1/2004	Common Stock	Yaakov Gringeler	73,864	$65,000	(1)

(1)	Stock issued pursuant to an acquisition of technology for which no cash was received by us.

Item 3- Defaults upon Senior Securities

Not Applicable

Item 4- Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5- Other Information

Not Applicable

Item 6- Exhibits

Financial Statements

The following consolidated financial statements of International Microcomputer Software, Inc., and Subsidiaries are incorporated by reference in Part I, Item 1:

Consolidated Balance Sheet at December 31, 2004 and June 30, 2004
Consolidated Statements of Operations for the interim periods ended December 31, 2004 and 2003
Consolidated Statements of Shareholders' Equity for the interim period ended December 31, 2004
Consolidated Statements of Cash Flows for the interim periods ended December 31, 2004 and 2003
Notes to Consolidated Financial Statements

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

INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.

Date: February 14, 2005	By:	/s/ Martin Wade, III

Martin Wade, III Director and Chief Executive Officer

By:	/s/ William J. Bush

William J. Bush Chief Financial Officer (Principal Accounting Officer)

INDEX TO EXHIBITS:

31