Form 10QSB
period 2005-03-31
INTERNATIONAL MICROCOMPUTER SOFTWARE INC /CA/
filed 2005-05-16
CIK 814929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _______ to _______

Commission File Number 0-15949

INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
(Exact name of Small business issuer in its charter)

CALIFORNIA	94-2862863
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 ROWLAND WAY, NOVATO, CALIFORNIA	94945
(Address of principal executive offices)	(Zip code)

(415) 878-4000
Issuer's telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

As of May 9, 2005, 28,401,103 Shares of Issuer’s common stock, no par value, were outstanding.

Transitional Small Business Disclosure Format:  YES ☐ NO  ☒

INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item1- Condensed Consolidated Financial Statements

INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31, 2005	June 30, 2004
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$2,391	$3,212
Investment in marketable securities	2,258	2,151
Receivables, less allowances for doubtful accounts, discounts and returns of $1,027 and $958	3,122	2,522
Inventories, net of reserves for obsolescence of $123 and $123	1,140	1,122
Receivables, other (related to discontinued operations)	--	1,000
Note receivable from related party	--	350
Other current assets	637	552
Assets related to discontinued operations	499	828
Total current assets	10,047	11,737
Fixed assets, net	601	637
Intangible assets
Capitalized software, net	2,587	2,748
Domain names, net	1,845	1,566
Trademarks	710	709
Distribution rights, net	518	594
Capitalized customer lists	873	843
Goodwill	8,811	7,559
Total intangible assets	15,344	14,019
Other assets:
Prepaid expenses	60	99
Investment in securities	--	1,771
Total other assets	60	1,870

TOTAL ASSETS	$26,052	$28,263

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short term debt	$1,974	$3,557
Trade accounts payable	1,898	2,375
Accrued and other liabilities	1,497	1,751
Liabilities related to discontinued operations	--	397
Total current liabilities	5,369	8,080

Long-term debt and other obligations	1,536	2,318

Total liabilities	6,905	10,398

Shareholders' equity
Common stock, no par value; 300,000,000 authorized; 28,296,600 issued and outstanding on March 31, 2005 and 26,261,829 issued and outstanding on June 30, 2004	43,365	41,512
Accumulated deficit	(24,109)	(23,577)
Accumulated other comprehensive loss	(109)	(70)
Total shareholders' equity	19,147	17,865
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$26,052	$28,263

See Notes to Condensed Consolidated Financial Statements

INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE INCOME / (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004

Net revenues	$6,340	$2,713	$18,054	$6,690
Product costs	1,713	1,038	4,833	2,401
Gross margin	4,627	1,675	13,221	4,289

Costs and expenses
Sales and marketing	2,430	1,299	7,259	2,784
General and administrative	1,199	836	3,590	2,457
Research and development	1,045	576	3,078	1,436
Total operating expenses	4,674	2,711	13,927	6,677

Operating loss	(47)	(1,036)	(706)	(2,388)

Other income and (expense)
Interest and other, net	(60)	--	(42)	141
Realized / unrealized gain (loss) on marketable securities	(277)	1,764	145	1,941
Gain on sale of product line	--	58	33	59
Gain on extinguishment of debt	--	--	--	76
Income (loss) before income tax	(384)	786	(570)	(171)

Income tax (expense)	(2)	(34)	(10)	(24)
Income (loss) from continuing operations	(386)	752	(580)	(195)

Loss from discontinued operations, net of income tax	--	(204)	(5)	(255)
Gain from the sale of discontinued operations, net of income tax	--	--	53	1,000
Net income (loss)	$(386)	$548	$(532)	$550

Other comprehensive loss
Foreign currency translation adjustments	(5)	(9)	(39)	(40)
Comprehensive income (loss)	$(391)	$539	$(570)	$510

Basic income (loss) per share
Income (loss) from continuing operations	$(0.01)	$0.03	$(0.02)	$(0.01)
Loss from discontinued operations, net of income tax	$--	$(0.01)	$(0.00)	$(0.01)
Gain from the sale of discontinued operations, net of income tax	$--	$--	$0.00	$0.04
Net income (loss)	$(0.01)	$0.02	$(0.02)	$0.02

Diluted income (loss) per share
Income (loss) from continuing operations	$(0.01)	$0.03	$(0.02)	$(0.01)
Loss from discontinued operations, net of income tax	$--	$(0.01)	$(0.00)	$(0.01)
Gain from the sale of discontinued operations, net of income tax	$--	$--	$0.00	$0.04
Net income (loss)	$(0.01)	$0.02	$(0.02)	$0.02

Shares used in computing basic earnings (loss) per share information	28,051	23,475	27,623	23,332
Shares used in computing diluted earnings (loss) per share information	28,051	27,324	27,623	23,332

See Notes to Condensed Consolidated Financial Statements

INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Nine Months ended March 31, 2005
(In thousands)
(Unaudited)

			Accumulated	Accumulated Other Comprehensive
	Common Stock
	Shares	Amount	Deficit	Loss	Total

Balance at June 30, 2004	26,262	$41,512	$(23,577)	$(70)	$17,865
Issuance of common stock related to:
Warrants exercised	166	37			37
Stock options exercised	229	115			115
Acquisitions	1,640	1,602			1,602

Issuance of warrants related to:
Consulting services rendered		20			20
Acquisitions		8			8

Issuance of stock options related to:
Consulting services rendered		3			3
Acquisitions		65			65

Variable accounting adjustment related to stock options previously issued		3			3

Net loss			(532)		(532)

Foreign currency translation adjustment				(39)	(39)
Balance at March 31, 2005	28,297	$43,365	$(24,109)	$(109)	$19,147

See Notes to Condensed Consolidated Financial Statements

INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Nine months ended March 31,
	2005	2004

Cash flows from operating activities:
Net cash generated (used) by operating activities	$237	$(2,450)

Cash flows from investing activities:
Proceeds from sale of marketable securities	1,780	116
Cash released from escrow	608	--
Proceeds from sale of product line	258	--
Related party note receivable (DCDC)	371	(350)
Acquisition of business, net of cash acquired	(1,356)	(260)
Cash transferred to escrow	(499)	--
Purchase of trade names, software and domain names	(174)	(66)
Purchase of equipment and furniture	(171)	(340)
Acquisition of product line	--	(1,815)
Investment in marketable securities	--	(367)
Cash used by discontinued operations in investing activities	--	(7)
Net cash generated (used) by investing activities	$817	$(3,089)

Cash flows from financing activities:
Settlement of note payable (Imageline)	--	(160)
Proceeds from short-term borrowings	400	350
Repayments of contractual liabilities	(2,388)	(249)
Warrants exercised	37	96
Options exercised	115	111
Cash used by discontinued operations in financing activities	--	(63)
Net cash generated (used) by financing activities	$(1,836)	$85

Effect of exchange rate change on cash and cash equivalents	(39)	(40)
Net decrease in cash and cash equivalents	(821)	(5,494)
Cash and cash equivalents at beginning of period	3,212	10,399
Cash and cash equivalents at end of the period	$2,391	$4,905

See Notes to Condensed Consolidated Financial Statements

(In thousands)	Nine months ended March 31,
	2005	2004
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$189	$24
Income tax paid	$2	$10
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Notes payable incurred in conjunction with acquisitions	$480	$1,355
Capital stock issued in conjunction with acquisitions	$1,602	$92

See Notes to Condensed Consolidated Financial Statements

INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The interim condensed consolidated financial statements have been prepared from the records of International Microcomputer Software, Inc. and Subsidiaries ("IMSI") without audit. All significant inter-company balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments, which consist of only normal recurring adjustments, to present fairly the financial position at March 31, 2005 and the results of operations and cash flows for the three and nine months ended March 31, 2005 and 2004, have been made. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-KSB as amended for the fiscal year ended June 30, 2004. The results of operations for the three and nine months ended March 31, 2005 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

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

Loss from discontinued operations, net of income tax

The amounts reported for the three and nine months ended March 31, 2005 and 2004 as discontinued operations represent the pre-tax results of operations for Keynomics. This segment had pre-tax net loss of $204,000 for the quarter ended March 31, 2004 and pre-tax loss of $5,000 and $255,000 for the nine months ended March 31, 2005 and 2004 respectively. These results were derived from net revenues of $71,000 for the quarter ended March 31, 2004 and $68,000 and $549,000 for the nine months ended March 31, 2005 and 2004 respectively.

Gain from the sale of discontinued operations, net of income tax

As previously disclosed in our Annual Report on Form 10-KSB, as amended, for the fiscal year ended June 30, 2004, we sold the assets and customer related liabilities of our wholly owned subsidiary Keynomics, Inc. in July 2004. We evaluated the Keynomics business segment and its long term prospects during the fourth quarter of fiscal 2004 and with our focus on direct marketing and the on-line distribution of utilities and precision design content, we determined that Keynomics no longer represented a strategic fit for our company. The $53,000 gain from the sale of discontinued operations for the nine months ended March 31, 2005 relate to the sale of Keynomics during the quarter ended September 30, 2004 and represent the excess of the total consideration received over its net carrying value.

During the quarter ended December 31, 2003, we recorded a gain of $1.0 Million from the sale of discontinued operations representing the successful achievement of the first earn-out from the sale of ArtToday to Jupitermedia Corporation in June 2003 (the second earnout payment of $1.0 million was earned in June 2004 but is not applicable for purposes of this comparative discussion).

4.	Acquisitions

The table below details the consideration paid for acquisitions and amendments to prior acquisitions, completed during the nine month period ended March 31, 2005 and the allocation of that consideration to the tangible and intangible assets acquired.

Table I-1-4
	Precision Design Solutions Segment	Consumer and Business Software Solutions Segment
	Aggregated Non Material Transactions	Aggregated Non Material Transactions

Consideration
Cash	$1,318	$50
Escrowed cash	75	0
Notes	275	205
Common stock	503	65
Derivative securities	0	65
Less: Cash on hand	(97)	0
Legal & escrow fees	33	0
Broker fees (cash & warrants)	43	0
Total Consideration	2,150	385
			Estimated Useful Life
Purchase Price Allocation

Assumed liabilities	(125)	0

Tangible Assets
Inventory	1	0
Prepaid expenses	12	0
Accounts receivable	8	0
Total Tangible Assets	21	0

Intangible Assets
Identifiable Assets
Customer list	220	0	3 years
Domain names	603	0	5 years
Software development costs	0	385	5 years
Total Identifiable Assets	823	385

Unidentifiable Assets
Goodwill	1,431	0	Indefinite
Total Unidentifiable Assets	1,431	0

Total Intangible Assets	2,254	385

Total	$2,150	$385

Acquisition of Abbisoft House Plans, Inc.

As previously disclosed in our quarterly report on Form 10-QSB for the quarter ended September 30, 2004, we completed a stock purchase agreement on September 28, 2004 whereby we acquired all the outstanding stock of Abbisoft House Plans, Inc. (“Abbisoft”), an on-line provider of stock house plans which operates the www.homeplanfinder.com website. The consideration for the acquisition was paid in a combination of cash (including cash held in escrow), notes payable (secured by the acquired business) and 500,000 unregistered IMSI common shares valued at $1.0067 per share. Subsequent to the third quarter end, we amended the Abbisoft Stock Purchase Agreement in April 2005 whereby the seller agreed to release the cash being held in escrow to us in exchange of payment in the amount of $40,000 and the issuance of 27,273 additional restricted shares of IMSI common stock.

This transaction was not deemed to be a material business combination, therefore, no pro forma results are required under the Statement of Financial Accounting Standards No. 141. We do not expect the goodwill associated with this acquisition to be deductible for tax purposes.

Amendment to the Allume Acquisition

In September 2004, IMSI and Monterey Bay Tech, Inc. (“MBYI” and formerly known as Aladdin Systems Holdings, Inc. ”) amended the portion of the purchase agreement which called for earn-outs to be paid based on the achievement of certain revenue targets. The earn-out payments were converted from contingent obligations to fixed obligations as follows:

•	The first earn out payment of $666,667 which could have been due on April 19, 2005 became fully earned as of the amendment date and will be payable on June 2, 2005.

•
The second and third earn-out payments were terminated in consideration of the issuance of shares of the common stock of IMSI priced as of the closing bid price on the date of the amendment.  As a result, during the first quarter of Fiscal Year 2005, we issued to MBYI an additional 1,065,807 shares of our common stock, with a value of $1,033,867, pursuant to a transaction exempt from registration under Section 4(2) of the Securities Act.

We consequently amended, as of June 30, 2004, the purchase price of the Allume acquisition to include the $1.7 million value of the fixed obligations described above. This additional amount was allocated to goodwill.

As part of the same agreement, MBYI agreed to modify the date by which we were required to file a registration statement on Form SB- 2 to register the common stock that MBYI received from us as part of the original agreement from ninety (90) days from the Closing Date to September 30, 2004.  Additionally, MBYI agreed to modify the date by which the registration statement was required to be declared effective by the SEC from one hundred and eighty (180) days from the Closing Date to March 31, 2005.  We filed the registration statement with the SEC on September 29, 2004 and it was declared effective on November 4, 2004, fulfilling our obligations under this agreement.

In April 2005, and subsequent to quarter end, we further amended the purchase agreement whereby we agreed to use our best efforts to ensure that the registration statement referenced above remain effective until June 29, 2005. In exchange, MBYI agreed to extend the due date of the earn-out described above from June 2, 2005 to August 15, 2005.

5.	Note Receivable from Related Party - DCDC 15% Note

On January 31, 2005, we sold the DCDC promissory note to Mag Multi Corp (“Mag Multi”), a New York corporation for $343,000, representing the principal balance and all accrued interest as of the date of the transfer. This amount was received in its entirety on February 10, 2005. The DCDC note was a 15% one-year note we received on September 18, 2003 from Digital Creative Development Corporation upon extending a loan to them in the amount of $350,000. This note was secured by 400,000 shares of IMSI’s stock held by DCDC and was originally due on September 18, 2004. The maturity of this note was subsequently extended to May 31, 2005 in exchange for a full payment of the then accrued interest, a payment of $25,000 against the principal amount and an increase the collateral attached to the note.

6.	Debt

The following table details our outstanding debt as of March 31, 2005:

Table I-1-6
As of March 31, 2005
Short-Term
Acquisition related notes
Monterey Bay Tech, Inc.	$1,666
All other acquisition related obligations	210
Subtotal	1,876
Short term financing (secured by selected accounts receivable)	88
Other short term obligations	10
Subtotal Short Term	1,974

Long-Term
Acquisition related notes
Monterey Bay Tech, Inc.	1,250
All other acquisition related obligations	286
Subtotal Long Term	1,536

Grand Total	$3,510

7.	Fair Value of Financial Instruments

The fair value of cash and cash equivalents, trade receivables, trade payables and debt approximates carrying value due to the short maturity of such instruments.

As of March 31, 2005 we had $2.3 million classified under investments in marketable securities on our balance sheet representing the market value of our investment portfolio.

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

During the third quarter of fiscal 2004 and pursuant to an amended escrow agreement, Jupitermedia agreed to release from the escrow account, without additional cash consideration, 125,000 of the original 250,000 shares that were tendered as part of the consideration in the sale of ArtToday.

During the first quarter of fiscal 2005 and as provided for under the original escrow agreement, we elected to substitute the remaining 125,000 shares of Jupitermedia for approximately $500,000 in cash (recorded as Assets from Discontinued Operations). This amount will be released to us, net of any claims, on December 30, 2005.

After their release from the escrow account the Jupitermedia shares were deposited into our marketable securities account and were sold as market conditions allowed. We did not hold any shares of Jupitermedia common stock as of March 31, 2005.

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

8.	Gain / (loss) on Marketable Securities

The following table details the net gain on marketable securities that we recognized during the three and nine months ended March 31, 2005:

Table I-1-8
	Gain (loss) on marketable securities for the three months ended March 31, 2005
	Realized	Unrealized			Total
Description		Reversal of unrealized gain / (loss) recognized in prior periods	Unrealized gain / (loss) for the quarter ended March 31, 2005	Sub total Unrealized gain / (loss)

Stock in investment portfolio	$81	$(62)	$(296)	$(358)	$(277)

	Gain (loss) on marketable securities for the nine months ended March 31, 2005
	Realized	Unrealized			Total
Description		Reversal of unrealized gain / (loss) recognized in prior periods	Unrealized gain / (loss) for the nine months ended March 31, 2005	Sub total Unrealized gain / (loss)

Stock in investment portfolio	$2,239	$(2,067)	$(27)	$(2,094)	$145

9.	Segment Information

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

Table I-1-9
	Three months ended March 31, 2005			Three months ended March 31, 2004
	Precision Design Solutions	Consumer Software Solutions	Total	Precision Design Solutions	Consumer Software Solutions	Total
Net revenues	$3,213	$3,127	$6,340	$1,815	$898	$2,713
Gross margin	1,947	2,680	4,627	1,159	516	1,675
Operating loss	$(26)	$(21)	$(47)	$(673)	$(363)	$(1,036)

	Nine months ended March 31, 2005			Nine months ended March 31, 2004
	Precision Design Solutions	Consumer Software Solutions	Total	Precision Design Solutions	Consumer Software Solutions	Total
Net revenues	$7,970	$10,084	$18,054	$3,847	$2,843	$6,690
Gross margin	5,034	8,187	13,221	2,457	1,832	4,289
Operating loss	$(270)	$(436)	$(706)	$(1,402)	$(986)	$(2,388)

The following table details the geographical breakdown in our net revenues (in thousands). The International sales refer to the revenues from our German and Australian wholly owned subsidiaries, IMSI GmbH and IMSI Australia PTY Ltd, and sales derived from international distribution and republishing agreement we have in Europe (France, England), Asia (Japan and China) and Australia.

Table I-2-4
	Three months ended March 31,
	2005		2004		Change
	$	%	$	%	$	%
Domestic sales	$5,612	89%	$2,374	88%	$3,238	136%
International sales	728	11%	339	12%	389	115%
Net Revenues	$6,340	100%	$2,713	100%	$3,627	134%

	Nine months ended March 31,
	2005		2004		Change
	$	%	$	%	$	%
Domestic sales	$15,664	87%	$5,648	84%	$10,016	177%
International sales	2,390	13%	1,042	16%	1,348	129%
Net Revenues	$18,054	100%	$6,690	100%	$11,364	170%

10.	Earnings/ (Loss) per Share

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

The following table sets forth the computation of basic and diluted earnings (loss) per share:

Table I-1-10
	Three months ended		Nine months ended
	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004
Numerator:

Net income (loss)	$(386)	$548	$(532)	$550

Numerator for basic earnings (loss) per share - income (loss) available to common stockholders	$(386)	$548	$(532)	$550

Numerator for diluted earnings (loss) per share - income (loss) available to common stockholders after assumed conversions	$(386)	$548	$(532)	$550

Denominator:

Denominator for basic loss per share - weighted average shares outstanding	28,051,090	23,475,424	27,622,926	23,331,526

Effect of dilutive securities using the treasury stock method as at March 31, 2005:
Total Warrants Outstanding - 6,623,244	--	--	--	--
Total Stock Options Outstanding - 3,761,355	--	--	--	--

Effect of dilutive securities using the treasury stock method as at March 31, 2004:
Total Warrants Outstanding - 7,163,244	--	2,867,241	--	--
Total Stock Options Outstanding - 2,101,198	--	981,647	--	--

Dilutive potential common shares	--	--	--	--

Denominator for diluted loss per share - adjusted weighted average shares and assumed conversion	28,051,090	27,324,312	27,622,926	23,331,526

Basic loss per share	$(0.01)	$0.02	$(0.02)	$0.02
Diluted loss per share	$(0.01)	$0.02	$(0.02)	$0.02

11.	Stock Based Awards

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

Beginning on July 1, 2006, we will adopt the accounting treatment required by FASB Statement No. 123 (revised 2004) which will require us to measure all employee stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements (see the “Recent Accounting Pronouncements” note).

Under variable plan accounting, we recognize a charge equal to the per share change in the share value until the underlying options expire or are exercised. During the three months ended March 31, 2005 and 2004, we recognized an expense of $8,188 and an expense of $10,347 respectively related to variable awards. During the nine months ended March 31, 2005 and 2004, we recognized an expense of $3,224 and an expense of $21,013 respectively related to variable awards.

Had compensation cost for the stock-based compensation plans been determined based upon the fair value at grant dates for awards under those plans consistent with the method prescribed by SFAS 123, net income would have been reduced to the pro forma amounts indicated below:

Table I-1-11
(in thousands, except per share amounts)	Three months Ended March 31,		Nine months Ended March 31,
	2005	2004	2005	2004

Net income (loss), as reported	$(386)	$548	$(532)	$550
Intrinsic compensation charge recorded under APB 25	8	11	23	265
Pro Forma compensation charge under SFAS 123	(90)	(404)	(507)	(1,271)
Pro Forma net income (loss)	$(468)	$155	$(1,016)	$(456)

Pro Forma net income (loss) per share:
Basic—as reported	$(0.01)	$0.02	$(0.02)	$0.02
Basic—pro forma	$(0.02)	$0.01	$(0.04)	$(0.02)

Diluted—as reported	$(0.01)	$0.02	$(0.02)	$0.02
Diluted—pro forma	$(0.02)	$0.01	$(0.04)	$(0.02)

The weighted average fair values per option as of the grant date for grants made for both the three and nine months ended March 31, 2005 were $0.85 and $0.74. This compares to $1.08 and $1.08, respectively for the three and nine months ended March 31, 2004.

12.	Goodwill

In accordance with SFAS No. 142, Goodwill and Intangible Assets goodwill is being assessed for impairment annually or more frequently if circumstances indicate impairment. We have not recognized any impairment charges related to goodwill during the nine months ended March 31, 2005. Total goodwill at March 31, 2005 was $8.8million and relates to the acquisitions we consummated during fiscal 2004 and 2005.

13.	Recent Accounting Pronouncements

Share-Based Payment - revision of FASB Statement No. 123, Accounting for Stock-Based Compensation - In December 2004, FASB issued Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), Share-Based Payment. The new pronouncement replaces the existing requirements under SFAS No.123 and APB 25. According to SFAS No. 123 (R), all forms of share-based payments to employees, including employee stock options and employee stock purchase plans, would be treated the same as any other form of compensation by recognizing the related cost in the Statement of Operations. This pronouncement eliminates the ability to account for stock-based compensation transactions using APB No. 25 and generally would require instead that such transactions be accounted for using a fair-value based method. FASB concluded that, for small business issuers, SFAS No. 123 (R) is effective for awards and stock options granted, modified or settled in cash in annual periods beginning after December 15, 2005. SFAS No. 123 (R) provides transition alternatives for public companies to restate prior interim periods or prior years. We are in the process of evaluating the impact of this standard on our statement of operation.

Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29 - In December 2004, FASB issued SFAS 153, “Exchanges of Nonmonetary Assets—an amendment to APB Opinion No. 29”. This statement amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Adoption of this statement is not expected to have a material impact on our results of operations or financial condition.

Inventory Costs—an amendment of ARB No. 43, Chapter 4 - In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." The standard requires that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. We do not expect the adoption of this standard to have a material effect on our financial position or results of operations.

Item 2- Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

IMSI is a developer and publisher of software in the precision design, utilities and business applications categories. We offer a wide variety of application software that we market through an array of distribution methods including:

•	Direct marketing to consumers and businesses
•	Retail/ Distribution agreements
•	Republishing & OEM agreements

We are committed to being a leading provider of these applications and services to businesses and consumers.

We believe that revenues and operating earnings growth can be achieved through internally developed products and services and through acquisitions. Over the last year we have completed several acquisitions aimed at growing our revenues and strengthening our financial results. Management believes that good value target companies, presenting a strategic fit with our current operations, are still present in the marketplace and that potential business combinations with these entities would help us achieve our growth potential in addition to providing synergies that would improve profitability.

How we generate revenue

We develop, publish, market and sell a variety of software titles and services that are targeted to a wide array of users primarily for individuals and small businesses. To efficiently serve our customers and maximize our revenue opportunities, we have aligned our business along two segments as described below:

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

o
Direct to Consumers- We maintain e-commerce websites and employ a sales force internally and through strategic partnerships to directly sell products to our customers. We conduct direct mail campaigns, both postal and email, for our existing and new products in addition to upgrades of existing products, as well as third-party offers. These mailings generally offer a specially priced product, as well as complementary or enhanced products for a further charge.

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

•
Retail / Distribution- We are relying on selected distributors and partners to distribute a number of our products in the retail software market in order to reach a wider range of end users. Intense price competition along with the intermittent unfavorable retail conditions, including erosion of margins from competitive marketing and high rates of product returns, make this distribution channel increasingly challenging.

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

Results of Operations

The following table sets forth our results of operations for the three and nine months ended March 31, 2005 and 2004 in absolute dollars and as a percentage of net revenues. It also details the changes from the prior fiscal year in absolute dollars and in percentages.

Table I-2-2
	Three months ended March 31,						Nine months ended March 31,
	2005		2004		Change from previous year		2005		2004		Change from previous year
	$	As % of sales	$	As % of sales	$ Increase / (Decrease)%		$	As % of sales	$	As % of sales	$ Increase / (Decrease)%

Net revenues	$6,340	100%	$2,713	100%	$3,627	134%	$18,054	100%	$6,690	100%	$11,364	170%
Product cost	1,713	27%	1,038	38%	675	65%	4,833	27%	2,401	36%	2,432	101%
Gross margin	4,627	73%	1,675	62%	2,952	176%	13,221	73%	4,289	64%	8,932	208%

Operating expenses
Sales & marketing	2,430	38%	1,299	48%	1,131	87%	7,259	40%	2,784	42%	4,475	161%
General & administrative	1,199	19%	836	31%	363	43%	3,590	20%	2,457	37%	1,133	46%
Research & development	1,045	16%	576	21%	469	81%	3,078	17%	1,436	21%	1,642	114%
Total operating expenses	4,674	74%	2,711	100%	1,963	72%	13,927	77%	6,677	100%	7,250	109%

Operating loss	(47)	-1%	(1,036)	-38%	989	-95%	(706)	-4%	(2,388)	-36%	1,682	-70%

Other Income (expenses)
Interest and other, net	(60)	-1%	--	0%	(60)	-100%	(42)	0%	141	2%	(183)	-130%
Realized / unrealized gain (loss) on marketable securities	(277)	-4%	1,764	65%	(2,041)	-116%	145	1%	1,941	29%	(1,796)	-93%
Gain on sale of product line	--	0%	58	2%	(58)	-100%	33	0%	59	1%	(26)	-44%
Gain on extinguishment of debt	--	0%	--	0%	--	--%	--	0%	76	1%	(76)	-100%
Total other income	(337)	-5%	1,822	67%	(2,159)	-118%	136	1%	2,217	33%	(2,081)	-94%

Income (loss) before income tax	(384)	-6%	786	29%	(1,170)	-149%	(570)	-3%	(171)	-3%	(399)	233%

Income tax benefit (expense)	(2)	0%	(34)	-1%	32	-94%	(10)	0%	(24)	0%	14	-58%

Income (loss) from continuing operations	(386)	-6%	752	28%	(1,138)	-151%	(580)	-3%	(195)	-3%	(385)	197%

Loss from discontinued operations, net of income tax	--	0%	(204)	-8%	204	-100%	(5)	0%	(255)	-4%	250	-98%
Gain from the sale of discontinued operations, net of income tax	--	0%	--	0%	--	--%	53	0%	1,000	15%	(947)	-95%

Net income (loss)	$(386)	-6%	$548	20%	$(934)	-170%	$(532)	-3%	$550	8%	$(1,082)	-197%

Net Revenues

The following illustrations provide a breakdown of our revenues (based on the criteria indicated) for the quarters ended March 31, 2005 and 2004.

Revenue by Business Segment

Graph I-2-1

Revenue by Product Family

Graph I-2-2

Revenue by Distribution Channel

Graph I-2-3

Revenues by Business Segment and Distribution Channel

Graph I-2-4

Revenues by Product Family and Distribution Channel

Graph I-2-5

The acquisitions we completed during fiscal 2004 and 2005 (primarily Allume Systems) accounted for the majority of the increase in net revenue across our product segments for the three and nine months ended March 31, 2005 as compared the same periods from the previous fiscal year. However, we also were able to increase revenues in our organic businesses (primarily sales of Design software) which recorded revenue growth of 22% for the three month ended March 31, 2005 as compared to the prior year. The following table summarizes the breakdown of our revenues for the periods indicated (all amounts are in thousands except for percentage amounts):

Table I-2-3
	Three months ended March 31,
	2005		2004		Change
	$	%	$	%	$	%
Consumer & Business Software Solutions	$3,127	49%	$898	33%	$2,229	248%
Precision Design Solutions	3,213	51%	1,815	67%	1,398	77%
Net Revenues	$6,340	100%	$2,713	100%	$3,627	134%

	Nine months ended March 31,
	2005		2004		Change
	$	%	$	%	$	%
Consumer & Business Software Solutions	$10,084	56%	$2,843	42%	$7,241	255%
Precision Design Solutions	7,970	44%	3,847	58%	4,123	107%
Net Revenues	$18,054	100%	$6,690	100%	$11,364	170%

Consumer & Business Software Solutions Segment

The Consumer & Business software solutions segment is comprised of the utilities and the business applications and other product families. The acquisition of Allume Systems during the fourth quarter of fiscal 2004, and therefore the addition of the Utilities product family to this segment, more than offset the decline in revenues in the Business Applications and Other product family and accounted for the substantial increase in revenues of the Consumer & Business software solutions segment for the three and nine months ended March 31, 2005 as compared to the same periods from the previous fiscal year.

•
Utilities: With the acquisition of Allume Systems during the last quarter of fiscal 2004, we added the high margin utility product family to the Consumer & Business software solutions segment. Sales of Allume amounted to $2.5 million and $7.6 million, respectively, during the three and nine months ended March 31, 2005. We did not have similar revenues to report for the comparable periods from the previous fiscal year. The additional revenues from the utility product family during the three March 31, 2005 represented 76% of the sales in the Consumer & Business software solutions segment and accounted for the majority of the revenues in that segment.

•
Business Applications and Other: the Business Applications and Other product family accounted for only 24% of the total revenues of the Consumer & Business software solutions segment for the quarter ended March 31, 2005. Historically, and prior to the acquisition of Allume in April 2004, this product family accounted for 100% of the sales in the Consumer & Business software solutions segment. This product family includes third party product brands that we license from other software publishers and market to our client base. The decline in sales in this product family during the three and nine months ended March 31, 2005 as compared to the same periods of the previous fiscal year was mainly the result of the decline in the revenues generated from the sale of third party products and in particular OrgPlus (a product that we licensed until the third quarter of the previous fiscal year). The decline in revenues from the sale of Hijaak (an owned product which current version is nearing the end of its life cycle) also accounted for the decline in revenues of the Business Applications and Other product family for the periods ended March 31, 2005 as compared to the previous fiscal year.

Precision Design Solutions Segment

•
Precision Design Software: Revenues from the software titles that we acquired during fiscal 2004 (DesignCAD and the Instant Series) grew during the three and nine months ended March 31, 2005 as we continued the direct marketing activities of the new versions that we released in the beginning of fiscal 2005. This product family also saw substantial increase in revenues from the sale of FloorPlan and TurboCAD on a year over year basis for the three and nine months ended March 31, 2005.

We released the latest version (V 11.0) of our flagship product, TurboCAD toward the end of the quarter ended March 31, 2005. This release which included new features and functionalities had a mild effect on the revenues of the March quarter. We expect this release to increase revenues in this product family during the fourth quarter of fiscal 2005 as we benefit from the effect of a full quarter of targeted direct marketing activities. The previous release (V 10.5) which occurred during the second quarter of fiscal 2005 accounted for the majority of the revenue growth in the precision design software product family for the three and nine months ended March 31, 2005 as compared to the same period from the previous fiscal year.

Also during the quarter ended March 31, 2005 we saw an increase in the number of units sold-through and the total revenue amount for our FloorPlan product as we engaged into aggressive marketing activities in the Retail/Distribution channel in order to clear the channel from excess inventory and clear the way to the new version (V 10.0) due to be released during the fourth quarter of fiscal 2005.

•
Precision Design Services: This product family is primarily comprised of a network of websites hosting an extensive library of over 19,000 unique stock house plans and marketed under the www.houseplans.com, www.homeplanfinder.com and www.houseplanguys.com websites. These websites which are targeted to general contractors, consumers and designers offer particularly strong synergies with the precision design software product family.

We have introduced these products and services upon acquisitions we made during the second quarter of fiscal 2004 (Houseplans, Inc.) and during the first quarter of fiscal 2005 (Abbisoft House Plans, Inc.). As with the Consumer & Business software solutions segment, these acquisitions were consistent with our overall strategy to improve and diversify our offerings. These acquisitions resulted in the introduction of this new product family (precision design services) which began to add to the sales of the precision design segment starting in the second quarter of fiscal 2004.

Revenues generated by this product family grew substantially for the three and nine months ended March 31, 2005 and should continue to grow during the future reporting periods as we continue to focus on improving the branding and marketing of these websites. Revenues from the Houseplans network of websites was $1,480,000 and $2,984,000 during the three and nine months ended March 31, 2005 respectively. This compares to sales of $467,000 and $579,000, respectively, for the three and nine months ended March 31, 2004.

We market our products internationally through our wholly owned Australian and German subsidiaries and through distribution and republishing partners in Europe, Asia and other regions of the world. Revenues from our Australian subsidiary are primarily derived from royalty payments after we licensed the distribution rights of some of our products in Australia to a third party publisher during fiscal 2003.

During the quarter ended March 31, 2005, we were able to secure a Canadian licensing agreement that helped boost our international revenue. Additionally, the increase in our international revenues during the three and nine months ended March 31, 2005 as compared to the same periods from the previous fiscal year was due to the improved performance of our international distribution and republishing partners in Europe, the additional international business from Allume’s operations and to the improved results of our German subsidiary as market conditions and customer acceptance of our new versions of design products in Europe improved.

Revenues from our German subsidiary grew to $161,000 and $639,000 for the three and nine months ended March 31, 2005, respectively, from $104,000 and $354,000, respectively, in the comparable periods from the previous fiscal year. Revenue from our Australian subsidiary amounted to approximately $25,000 and $120,000 for the three and nine months ended March 31, 2005, respectively. This compares to revenues of $27,000 and $69,000 for the comparable periods from the previous fiscal year.

The following table details the revenue breakdown between the domestic and international markets for the periods indicated.

Table I-2-4
	Three months ended March 31,
	2005		2004
	$	% of total	$	% of total	$ change	% change
Domestic sales	$5,612	89%	$2,374	88%	$3,238	136%
International sales	728	11%	339	12%	389	115%
Total Net Sales	$6,340	100%	$2,713	100%	$3,627	134%

	Nine months ended March 31,
	2005		2004
	$	% of total	$	% of total	$ change	% change
Domestic sales	$15,664	87%	$5,648	84%	$10,016	177%
International sales	2,390	13%	1,042	16%	1,348	129%
Total Net Sales	$18,054	100%	$6,690	100%	$11,364	170%

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

Product Costs and Gross Margin

The introduction of the high margin utilities product family, upon the acquisition of Allume during the forth quarter of fiscal 2004, and the improvement in margins of our historical business accounted for the majority of the improvement in our consolidated gross margin for the three and nine months ended March 31, 2005 as compared to the same periods from the previous year. Despite the growing share of the lower margin precision design services category as a percentage of our total revenues, our consolidated gross margins improved significantly to 73% from 62% during the third quarter of fiscal 2005 as compared to the same period from the previous fiscal year and to 73% from 64% for the nine month periods ended March 31, 2005 and 2004, respectively. These margins may fluctuate during future reporting periods given the uncertain product lifecycle for some of our historically high margin products and depending on the success of the release of newer software versions.

The significant shift of sales break-down by distribution channel toward the more profitable direct marketing channel, compounded the positive effect of the introduction of the utility product family on our over all profit margin.
More than sixty-five percent (65%) of our product sales were fulfilled through our direct marketing channel where the more profitable ESD is the delivery method of choice.

In addition to the costs of CD-ROM duplication, printing of manuals, packaging and fulfillment, and royalties and license fees that we pay to third parties based on sales of published software and content, our product costs include costs associated with the return of products, such as refurbishment and the write down in value of returned goods.

Our product costs also include the amortization of capitalized software, a fixed component of our overall product costs. These amortization expenses amounted to $227,000 and $660,000, respectively, for the three and nine months ended March 31, 2005 as compared to $96,000 and $212,000, respectively, for the same periods from the previous fiscal year. The increase in amortization expense resulted mainly from the acquisitions we completed during the previous quarters. As we continue to acquire businesses and product lines, we are likely to increase our basis in certain intangible assets (i.e. capitalized software development), the amortization of which may negatively affect our gross margin in the future.

Sales and Marketing

We continue to successfully integrate the acquisitions we completed during fiscal 2004 and 2005 (i.e. Allume, Houseplans and Abbisoft) and we continue to implement savings and identify synergies among our business units. These actions have resulted in the decline in sales and marketing expenses on a sequential basis for the third quarter of fiscal 2005. Our sales and marketing expenses for the third quarter of fiscal 2005 included charges relating to the release of the newer versions of our flagship products TurboCAD and Stuffit. We have yet to witness the full revenue effect of these expenses as the releases happened later in the third quarter. On a year over year basis, the additional sales and marketing expenses related to our acquired businesses accounted for the majority of the increase in our sales and marketing expenses during the three and nine months ended March 31, 2005.

Sales and marketing expenses consist primarily of salaries and benefits of sales and marketing personnel, commissions, advertising, printing and direct mail expenses. We continue to improve our focus on the direct marketing distribution channel and the ESD delivery method by improving our internal sales force and partnering with outside service providers of sales forces and E-commerce systems. Management believes that these investments in the distribution channels and the E-commerce platform will generate increased revenues going forward, and are an indication of our continuing commitment to our core products.

General and Administrative

Consistent with our focus on returning to sustained profitability and containment of operating expenses, our general and administrative expenses declined on a sequential basis for the three months ended March 31, 2005. These expenses consist primarily of salaries and benefits for employees in the legal, finance, accounting, human resources, information systems and operations departments, amortization expenses, fees to our professional advisors, rent and other general operating costs. Our general and administrative expenses also include amortization expense mainly related to domain names acquired.

On a year over year basis, the increase in our general and administrative expenses during the three and nine months ended March 31, 2005 was mainly caused by the additional expenses related to the businesses we acquired during fiscal 2004 and 2005 (i.e. Allume, Houseplans and Abbisoft).

Based on our eventual implementation or Sarbanes-Oxley Section 404, our general and administrative costs may increase significantly. Currently, we are scheduled to implement the provisions of Section 404 for our fiscal year ended June 30, 2007.

Research and Development

Our continuous and steady investment in research and development is a reflection on our commitment to improving our existing core products and developing new titles, features and functionalities. Our management believes that product innovation and new technology integration is essential to proactively respond to the ever-evolving customer demands. Our research and development expenses consist primarily of salaries and benefits for research and development employees and payments to independent contractors, mainly our third party contract development teams in Russia and India with whom we continue to maintain a strong partnership at competitive costs.

The increase in research and development expenses during the three and nine months ended March 31, 2005 as compared to the same periods from the previous fiscal year resulted mainly from the additional development expenses related to the Allume operations and to the additional development work invested in the release of the new version of TurboCAD.

Interest and Other, Net

Interest and other expenses, net, include interest on debt instruments, foreign currency transaction gains and losses, and other non-recurring items. The following table summarizes the components of interest and other, net for the three and nine months ended March 31, 2005 and 2004:

Table I-2-5
	Three months ended March 31,				Nine months ended March 31,
	2005	2004	Change from previous year		2005	2004	Change from previous year
	$	$	$ Increase / (Decrease)%		$	$	$ Increase / (Decrease)%

Interest & Other, net
Interest expense	$(64)	$(23)	$(41)	178%	$(189)	$(24)	$(165)	688%
Interest income	22	24	(2)	-8%	91	69	22	32%
Foreign exchange gain/(loss)	(18)	(1)	(17)	1700%	43	47	(4)	-9%
Other income	--	--	--	--%	13	49	(36)	-73%
Total Interest & Other, Net	$(60)	$--	$(60)	-100%	$(42)	$141	$(183)	-130%

The increase in interest expense for the three and nine months ended March 31, 2005 was mainly the result of the interest we incurred on the acquisitions-related notes and interest incurred on our short term financing activities.

Gain / (loss) on marketable securities

The following table details the net gain on marketable securities that we recognized during the three and nine months ended March 31, 2005:

Table I-1-8
	Gain (loss) on marketable securities for the three months ended March 31, 2005
	Realized	Unrealized			Total
Description		Reversal of unrealized gain / (loss) recognized in prior periods	Unrealized gain / (loss) for the quarter ended March 31, 2005	Sub total Unrealized gain / (loss)

Stock in investment portfolio	$81	$(62)	$(296)	$(358)	$(277)

	Gain (loss) on marketable securities for the nine months ended March 31, 2005
	Realized	Unrealized			Total
Description		Reversal of unrealized gain / (loss) recognized in prior periods	Unrealized gain / (loss) for the nine months ended March 31, 2005	Sub total Unrealized gain / (loss)

Stock in investment portfolio	$2,239	$(2,067)	$(27)	$(2,094)	$145

Gain on sale of product line

During the nine months ended March 31, 2005 (in the second quarter of fiscal 2005), we sold certain domain names and their related interest and contents (Cadalog.com and 3Dmodelsharing.com) and we recognized gains in the aggregate amount of $33,000 which represented the excess of the consideration received over the net book value of the assets sold.

Gain on extinguishment of debt

During the nine months ended March 31, 2004, we recognized a gain of $76,000 from the extinguishment of debt primarily relating to the settlement of liabilities related to assets under a capital lease.

Provision for State and Federal Income Taxes

During the three and nine months ended March 31, 2005, we recorded tax expense of $2,000 and $10,000, respectively, related to state income taxes where we have operations. This compares to an income tax expense of $34,000 and $24,000, respectively, for the three and nine months ended March 31, 2004.

We have not recorded a tax benefit for domestic tax losses because of the uncertainty of realization. We adhere to Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Consistent with our past practice, we have recorded a full valuation allowance at March 31, 2005 as the realizeability of our net operating loss carry-forwards is not determinable.

Income from Discontinued Operations and Gain from Discontinued Operations

Income (loss) from discontinued operations, net of income tax

The amounts reported for the three and nine months ended March 31, 2005 and 2004 as discontinued operations represent the pre-tax results of operations for Keynomics. This segment had pre-tax net loss of $204,000 for the quarter ended March 31, 2004 and pre-tax loss of $5,000 and $255,000 for the nine months ended March 31, 2005 and 2004 respectively. These results were derived from net revenues of $71,000 for the quarter ended March 31, 2004 and $68,000 and $549,000 for the nine months ended March 31, 2005 and 2004 respectively.

Gain from the sale of discontinued operations, net of income tax

As previously disclosed in our annual report on Form 10-KSB, as amended, for the fiscal year ended June 30, 2004, we sold the assets and customer related liabilities of our wholly owned subsidiary Keynomics, Inc. in July 2004.  We evaluated the Keynomics business segment and its long term prospects during the fourth quarter of fiscal 2004 and with our focus on direct marketing and the on-line distribution of utilities and precision design content, we determined that Keynomics no longer represented a strategic fit for our company. The $53,000 gain from the sale of discontinued operations for the nine months ended March 31, 2005 relate to the sale of Keynomics during the quarter ended September 30, 2004 and represent the excess of the total consideration received over its net carrying value.

During the quarter ended December 31, 2003, we recorded a gain of $1.0 Million from the sale of discontinued operations representing the successful achievement of the first earn-out from the sale of ArtToday to Jupitermedia Corporation in June 2003 (the second earnout payment of $1.0 million was earned in June 2004 but is not applicable for purposes of this comparative discussion).

Liquidity and Capital Resources

As of March 31, 2005, we had $2,391,000 in cash and cash equivalents. This represents a $413,000 decline from the $2,804,000 balance as of December 31, 2004 and an $821,000 decline from the $3,212,000 balance as of June 30, 2004. Working capital at March 31, 2005 was $4,678,000. This represents an increase of $1,021,000 over the working capital at June 30, 2004.

Despite a net loss of $532,000 for the nine month period ended March 31, 2005, our operating activities provided net cash of $237,000. This compares to net cash used from operations of $2,450,000 in the nine months ended March 31, 2004 on a net income of $550, 000 for the same period. Non-cash depreciation and amortization expenses of $1.4 million during the nine months ended March 31, 2005 (mainly relating to amortization expense incurred as a result of our acquisition strategy) helped reconcile the net loss to our positive operating cash flow for the nine months ended March 31, 2005.

During fiscal 2004, we recorded a gain of $2.0 Million from the sale of discontinued operations representing the successful achievement of the first and second earn-outs from the sale of ArtToday. These earn-out payments were contingent on ArtToday reaching certain revenue milestones. The first installment of $1.0 Million was earned during the second quarter of fiscal 2004 and was paid per the stock purchase agreement during the third quarter of fiscal 2004 and the second $1.0 million installment of the earn-outs was earned during the fourth quarter of fiscal 2004 and was paid during the first quarter of fiscal 2005. This payment accounted for the majority of the improvement in cash from operating activities.

Our investing activities provided net cash of $817,000 during the nine months ended March 31, 2005, as compared to net cash used of $3,089,000 during the comparable period from the previous fiscal year. During the nine months ended March 31, 2005, we sold marketable securities (mainly Jupitermedia common stock we received as part of the sale of ArtToday) and we collected proceeds of approximately $1.8 million. We also received, during the same period, the second payment of $650,000 that was held in escrow in connection to the ArtToday sale to Jupitermedia. In addition, we sold the assets of our wholly owned subsidiary, Keynomics, in July 2004 and received proceeds from the sale of approximately $250,000. These cash infusions were mainly used to finance our acquisition activities. During the nine months ended March 31, 2005, we acquired AbbiSoft, the newest addition to our network of stock house plans website, and invested in a new technology to be incorporated into our Stuffit line of product allowing JPEG and image files to be compressed by an additional 30% on average.

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

During the first quarter of fiscal 2004, we extended a $350,000 loan to DCDC as disclosed in note 5 to our condensed consolidated financial statements. On January 31, 2005, we sold this DCDC promissory note to Mag Multi Corp, a New York corporation for $343,000, representing the principal balance and all accrued interest as of the date of the transfer. This amount was received in its entirety on February 10, 2005.

Also, during the nine months ended March 31, 2005 and as part of an amended escrow agreement with Jupitermedia, we transferred approximately $500,000 in cash to an escrow account as a substitution of 125,000 shares of Jupitermedia that were held in the same escrow account. This amount will be released to us, net of any claims, on December 30, 2005.

Our financing activities consumed net cash of $1,836,000 for the nine-month period ended March 31, 2005. This compares to $85,000 of net cash generated by financing activities during the comparable period from the previous fiscal year. The cash used by our financing activities for the nine months ended March 31, 2005 was primarily related to payments we made on notes relating to the acquisitions we consummated during fiscal 2004 and 2005. Our financing activities from the comparable period of the previous fiscal year included a $160,000 payout to Imageline in July 2003 representing the final payment in connection with our mutual settlement of previous infringements claims.

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

Inventories

Inventories are valued at the lower of cost or market and are accounted for on the first-in, first-out basis. Management performs periodic assessments to determine the existence of obsolete, slow moving and non-salable inventories, and records necessary provisions to reduce such inventories to net realizable value. As of March 31, 2005, approximately $209,000 of our inventory was held by certain of our distributors under consignment arrangements.

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

Other Factors that May Affect Future Operating Results

Factors that may affect operating results in the future include, but are not limited to:

•	Market acceptance of our products or those of our competitors
•	Timing of introductions of new products and new versions of existing products
•	Expenses relating to the development and promotion of such new products and new version introductions
•	Intense price competition and numerous end-user rebates
•	Projected and actual changes in platforms and technologies
•	Accuracy of forecasts of, and fluctuations in, consumer demand
•	Extent of third party royalty payments
•	Rate of growth of the consumer software and Internet markets
•	Timing of orders or order cancellation from major customers
•	Changes or disruptions in the consumer software distribution channels
•	Economic conditions, both generally and within the software or Internet industries
•	Our ability to successfully integrate the acquisitions that we have completed in the last twelve months
•	The successful attainment of the final $2.0m earn-out payment related to the sale of the ArtToday business
•	The costs of compliance with Sarbanes-Oxley Section 404.

Item 3- Controls and Procedures

(a) Under the supervision and with the participation of IMSI’s management, including IMSI’s principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures (“Disclosure Controls”), as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2005, the end of the period covered by this quarterly report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

(b) We have evaluated our accounting procedures and control processes in place as of March 31, 2005 related to material transactions to ensure they are recorded timely and accurately in the financial statements. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II - OTHER INFORMATION

Item 1- Legal Proceedings

Not Applicable

Item 2- Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2005, two warrant holders exercised warrants to purchase 50,000 shares of IMSI common stock. The proceeds from this exercise, totaling $11,250 were used to finance general working capital needs.

Item 3- Defaults upon Senior Securities

Not Applicable

Item 4- Submission of Matters to a Vote of Security Holders

On February 3, 2005, we filed with the Securities and Exchange Commission a Definitive Proxy Statement on Schedule 14-A pursuant to section 14(A) of the Securities Exchange Act Of 1934 in connection with the solicitation of proxies by the board of directors of IMSI for use at the annual meeting of the shareholders.

The annual meeting of the shareholders of IMSI was held on March 16, 2005 and the following proposals were approved by the shareholders:

•	The election of seven directors for a term of one year:

NAME	AGE	OCCUPATION	DIRECTOR SINCE	VOTES CAST FOR	VOTES WITHHELD
Bruce Galloway	46	Chairman of the Board of Directors	2001	23,258,219	1,783,503
Martin Wade, III	55	Chief Executive Officer	2001	24,345,544	696,178
Evan Binn	65	Director	2001	20,439,636	4,602,086
Donald Perlyn	61	Director	2001	23,267,935	1,773,787
Robert Mayer	50	Executive Vice President	2000	23,595,713	1,446,009
Robert S. Falcone	58	Director	2002	24,989,645	52,077
Richard J. Berman	62	Director	2002	24,989,645	52,077

•
The ratification of the appointment of BURR, PILGER & MAYER LLP as IMSI’s independent auditors for the fiscal year ending June 30, 2005. This proposal was approved according to the votes as cast below:

o	For: 25,032,295
o	Against: 5,038
o	Abstain: 4,389

•	The amendment of the 2004 Incentive Stock Option Plan. This proposal was approved according to the votes as cast below:
o	For: 23,093,195
o	Against: 1,917,549
o	Abstain: 30,978

Item 5- Other Information

Not Applicable

Item 6- Exhibits

Financial Statements

The following consolidated financial statements of International Microcomputer Software, Inc., and Subsidiaries are incorporated by reference in Part I, Item 1:

Consolidated Balance Sheet at March 31, 2005 and June 30, 2004
Consolidated Statements of Operations for the interim periods ended March 31, 2005 and 2004
Consolidated Statements of Shareholders' Equity for the interim period ended March 31, 2005
Consolidated Statements of Cash Flows for the interim periods ended March 31, 2005 and 2004
Notes to Consolidated Financial Statements

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

Date: May 16, 2005

By:   /s/ Martin Wade, III

Martin Wade, III
Director & Chief Executive Officer

By:   /s/ William J. Bush

William J. Bush
Chief Financial Officer (Principal Accounting Officer)

INDEX TO EXHIBITS: