Form 10KSB
period 2005-06-30
INTERNATIONAL MICROCOMPUTER SOFTWARE INC /CA/
filed 2005-09-28
CIK 814929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2005

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934
For the Transition Period from ________ to ________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer’s revenues for its most recent fiscal year: $13,874,000.

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the average bid and asked price of the common stock as of August 24, 2005 was approximately $21,770,000.

As of August 24, 2005, 29,968,802 Shares of Issuer’s common stock, no par value, were outstanding.

Documents incorporated by reference: None

Transitional small business disclosure format:  Yes [   ]    No [X]

INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
FORM 10-KSB ANNUAL REPORT
FOR THE YEAR ENDED JUNE 30, 2005

PART I

Forward-Looking Information

This Annual Report of International Microcomputer Software, Inc (“IMSI” or the “Company”) on Form 10-KSB contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”). All statements in this Annual Report other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any statements of the plans and objectives for future operations and any statement of assumptions underlying any of the foregoing. Statements that include the use of terminology such as “may,”“will,”“expects,”“believes,”“plans,”“estimates,”“potential,” or “continue,” or the negative thereof or other and similar expressions are forward-looking statements. These forward-looking statements involve risks and uncertainties, and it is important to note that our actual results could differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed under the headings “Legal Proceedings” and “Management’s Discussion and Analysis and Plan of Operations,” generally, and specifically therein under the captions “Liquidity and Capital Resources” as well as elsewhere in this Annual Report on Form 10-KSB.” All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement or risk factor. You should consult the risk factors listed from time to time in our Reports on Form 10-QSB.

Item 1- Description of Business

Business Development

Headquartered in Novato, California, IMSI was incorporated in California in November 1982. Over the following 16 years, we grew to become a leading developer and publisher of productivity software in the precision design, graphic design, and other related business applications fields. We acquired TurboCAD, our flagship product for computer aided design, in 1985, and developed and acquired numerous products and product categories over the years. By the end of 1998, we developed, marketed and distributed our products worldwide, primarily through the retail channel.

In 1998, we acquired ArtToday.com (“ArtToday”) an Internet provider of clipart, photos and other graphics content as part of our strategy to transition from the retail channel to Internet based product distribution and to migrate our core products and content in the design and graphics categories to the Internet. This transition proved costly and we suffered large losses that threatened our survival. Beginning in 2000, we underwent a major financial restructuring that focused on the design and graphics software categories and on expanding ArtToday.com.

In June 2003, we sold ArtToday, our wholly owned subsidiary based in Arizona, to Jupitermedia Corporation (“Jupitermedia”) for a combination of cash, restricted stock and two-year earn-outs. The sale of ArtToday to Jupitermedia provided the Company with significant capital allowing us to accelerate the implementation of our strategy of strengthening and expanding our core businesses of precision design and consumer software. Our focus is to acquire and develop businesses and product lines which have significant revenue and cost synergies with our existing product lines and which utilize the Internet as a primary means of distribution.

In July 2003, we entered into an agreement to purchase the tangible and intangible assets of Upperspace Corporation, an Oklahoma corporation, constituting its DesignCAD line of products, several learning aids, and various smaller design programs.

In September 2003, we acquired from CADalog, Inc., CADalog.com, a network of websites that offers one of the largest mechanical parts symbols libraries on-line and allows members access to over eight million 2D and 3D hardware component symbols.

In October 2003, we entered into an asset license and purchase agreement with Cardiff Consultants, Limited, a New York corporation (“Cardiff”), whereby we acquired from Cardiff the exclusive, non-transferable right to use the CADsymbols.com and CADsymbols.net domain names and trademarks until December 31, 2006, when Cardiff is to assign the domain names and trademark to us subject to our payment of all amounts due Cardiff.

In November 2003, we entered into an asset purchase agreement with Assistto GmbH (“Assistto”), a German company, whereby we acquired title and interest in assets of Assistto which included over 30 million CAD symbols, custom developed software and all related assets including inventory, websites and domain names.

Also, in November 2003, we acquired Planworks L.L.C. ("Planworks"), a leading on-line distributor of stock house plans. Planworks operates the Houseplanguys.com website that contains an extensive library of over 11,000 unique house plans and has more than 25,000 registered members. We also acquired ten other domain names which are used to assist individuals and designers looking for house plans and related products, further strengthening the IMSI network of on-line design and content commerce sites. We subsequently changed the company’s name from Planworks to Houseplans, Inc. (“Houseplans”), and we are currently supporting at Houseplans.com and houseplanguys.com.

In February 2004, through our wholly owned subsidiary, Houseplans, Inc., we entered into an asset purchase and license agreement with ULTRYX, Inc (“ULTRYX”) whereby we acquired certain assets of ULTRYX. The assets included the Houseplans.com domain name, related web site assets including 2,000 stock house plans and related on-line and print content in addition to customers’ profiles. The acquisition of this key domain name and related content will allow us to continue to expand our presence and improve our efficiency in the fast growing market for the sale of stock house plans via the Internet.

In April 2004 we completed the acquisition of all the outstanding capital stock of Aladdin Systems, Inc. (“Aladdin”), a developer and publisher of utility software solutions. We subsequently changed the company’s name to Allume Systems, Inc (“Allume”).

In May 2004 we entered into an asset purchase agreement with DevDepot, LLC, whereby we acquired certain assets of DevDepot, whose business is utilities and hardware and software add-ons primarily for the Macintosh market.

In July 2004, we sold the assets and customer related liabilities of our wholly owned subsidiary Keynomics, Inc. to Keynomics, L.L.C. (the purchaser). As part of the same agreement, we acquired a ten percent (10%) ownership interest in Keynomics, L.L.C.

In September 2004 we acquired all the outstanding capital stock of Abbisoft House Plans, Inc. (“Abbisoft”), an on-line provider of stock house plans which operates the homeplanfinder.com website.

On July 1, 2005, we bought the capital stock of Weinmaster Homes, Ltd. (“WHL”), pursuant to a stock purchase agreement. WHL is the operator of the #2 Google ranked globalhouseplans.com website as well as the Canadian focused Weinmaster.com website. WHL, one of the leading marketers of stock house plans in Canada, has operated its plans business in the United States and Canada for more than twenty-five years and is one of the leading innovators in the market. In addition to more than 14,800 plans available to customers, which includes over 500 of its proprietary Weinmaster plans, WHL has an impressive array of content and tools to help homeowners and their builders economically build their dream homes.

On July 1, 2005, we sold 100% of the capital stock of our wholly owned subsidiary, Allume Systems, Inc. to Smith Micro Software, Inc. for $11 million in cash and 397,547 unregistered shares of its common stock, having a closing date market value (based on the ten (10) trading days ended June 29, 2005) of $1.75 million. A portion of the purchase price is deposited in an indemnity escrow to secure certain representations and warranties included in the stock purchase agreement. As a result of this sale, we have categorized the operations of this subsidiary as discontinued and we expect, in the quarter ending September 30, 2005, to record the results of the sale of Allume Systems, Inc. assets which is currently calculated as a loss of approximately $260,000 but is subject to change based upon the release of escrowed consideration.

Plan of Merger with AccessMedia

On August 8, 2005, IMSI, ACCM Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of IMSI (“Merger Sub”), AccessMedia Networks, Inc., a Delaware corporation (“AccessMedia”) and the stockholders of AccessMedia entered into an Agreement and Plan of Merger (“the Agreement”), under which Merger Sub will be merged with and into AccessMedia (“the Merger”), with AccessMedia continuing after the Merger as the surviving corporation and a wholly-owned subsidiary of IMSI.

Under the Agreement, IMSI will issue 25 million shares of common stock to AccessMedia's stockholders at the closing, representing approximately 45% of IMSI’s outstanding stock at such time. Following the closing, IMSI may issue up to 46 million additional shares to AccessMedia’s stockholders if AccessMedia achieves certain revenue goals prior to December 31, 2008 (subject to certain extensions as provided in the Agreement). The closing of the transaction is anticipated to occur in the fourth calendar quarter of 2005. Concurrent with the closing, IMSI intends to change its name to Broadcaster, Inc. and reincorporate as a Delaware corporation.

The Agreement has been approved by the Boards of Directors of IMSI and AccessMedia, and the transactions contemplated thereby are subject to the approval of the shareholders of IMSI and other customary closing conditions.

In connection with the Merger, IMSI will file a proxy statement for IMSI’s special shareholder meeting with the Securities and Exchange Commission (“SEC”). IMSI and its directors and its executive officers may be deemed, under SEC rules, to be soliciting proxies from IMSI’s shareholders in favor of the proposed merger. Information regarding the identity of these persons, and their interests in the solicitation, will be set forth in a Schedule 14A to be filed with the SEC.

Concurrently with the execution of the Agreement, IMSI entered into a joint operating agreement (“the Joint Operating Agreement”), under which IMSI agreed to loan AccessMedia up to $3.0 million prior to the closing of the Merger pursuant to a joint operating plan and an operating budget to be delivered to a joint operating committee comprised of representatives of IMSI and AccessMedia. In addition, IMSI agreed to fund up to $7.0 million of net working needs of the surviving entity if certain operating milestones are achieved.

Overview of Our Business

Principal Products and Services

We lead the market for house plans sold over the Internet with the largest selection of plans for consumers and builders. We also sell a variety of related content and services over the Internet. We publish over 25 software titles worldwide.

The following is a brief description of our principal product families and selected product brands:

Business Segment	Product Family	Product Group	Selected Product Brand

Software	Precision Design Software	Professional CAD Solutions	TurboCAD Professional
TurboCADCAM
CADsymbols
		Consumer CAD Solutions	TurboCAD Deluxe
DesignCAD
Instant Series
FloorPlan
	Business Applications and Other Software	Business Solutions	FlowCharts & More
FormTool
QuickStart
TurboProject
		Graphics Solutions	Animations & More
ClipArt & More
HiJaak
		Consumer Solutions	EazyLanguage
Legacy Family Tree
TurboTyping

Internet Content	Home Design	Houseplans	Houseplans.com
Houseplanguys.com
Homeplanfinder.com
Globalhouseplans.com

Software

•
TurboCAD is our flagship CAD software product that allows a user to create and modify precision drawings. It offers comprehensive functionality for the technical professional combined with ease-of-use for the novice user. TurboCAD is used by architects, engineers, and contractors in small and medium-sized businesses, as well as by workgroups within many large corporations such as Pennzoil, Dow Chemical, Bechtel, Babcock & Wilcox, Houston Power & Lighting, and Motorola.

•	DesignCAD is a group of CAD software products including DesignCAD 3D Max and DesignCAD Express that are targeted toward smaller contractors, DIY’s (do it yourselfers) and residential homeowners.
•
FloorPlan is a software tool for residential and commercial space layout that allows a user to create, view, and walk through plans in three dimensions with photo-realistic rendering. FloorPlan 3D has received numerous industry awards such as PC Magazine’s Editors Choice Award, and has sold over one million units.

We also sell other easy-to-use software products that address consumer and professional needs, including:

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

Internet Content

•
Houseplans.com, Homeplanfinder.com and Houseplanguys.com are part of a network of websites that contain an extensive library of over 15,000 unique house plans, which are targeted to general contractors, individuals and designers. The network has more than 50,000 registered members before the acquisition of WHL.

•
We strengthened the Houseplans product group on July 1, 2005. We bought Weinmaster Homes Ltd. the operator of the #2 Google ranked globalHouseplans.com website as well as the Canadian focused Weinmaster.com. WHL, one of the leading marketers of stock house plans, has operated its plans business in the United States and Canada for more than twenty-five years and is one of the leading innovators in the market.

Distribution Methods

Our market-leading houseplans are physically delivered either by our organization or by our designer partners.

Our software products are sold either as electronic software download (“ESD”) or as physical products. Our physical distribution network includes leading distributors and retailers in North America and worldwide.

Our distribution methods are comprised of the following three major channels:

Direct Marketing:

We conduct postal and email direct mail campaigns to businesses and end users for our existing and new products in addition to upgrades of existing products, as well as third-party offers. These mailings generally offer a specially priced product, as well as complementary or enhanced products for additional fees. We also maintain e-commerce websites and employ a sales force internally and through strategic partnerships.

Retail / Distribution:

We are present in the retail software market through selected distributors and partners for a number of our products in order to reach a wider range of end users. Intense price competition along with the intermittent unfavorable retail conditions, including erosion of margins from competitive marketing and high rates of product returns, make this distribution channel increasingly challenging.

Republishing / Original Equipment Manufacturers (“OEM”):

We have republishing agreements domestically and internationally which typically include minimum guaranteed royalty payments.

Competitive Business Conditions

The software industry and the Internet are highly competitive and characterized by several key factors:

•	Rapid changes in technology and customer requirement: New opportunities for existing and new competitors can quickly render existing technologies less valuable.
•	Relatively low barriers to entry: Start-up capital requirements for software companies can be very small, and distribution over the Internet is inexpensive and easily outsourced.
•	Significant price competition: Direct distribution of competing products over the Internet may cause prices and margins to decrease in traditional sales channels.
•	Consolidations and mergers: Software companies and their individual products have a high rate of mergers, product line sales, and other transfers and consolidation.

These factors could have a material adverse effect on our future operating results, including reduced profit margins and potential loss of market share.

Our main products and their primary competition are listed in the following table:

IMSI Product / Product Group	Competitor

TurboCAD	Autodesk Inc.

FloorPlan	Broderbund
Punch Software

ClipArt & More, Animations & More	Nova Development
Hemera
GlobalStar Software

Houseplans	Hanley-Wood
Homestore

Dependence on Major Customers

No single customer accounted for greater than 10% of our revenues in fiscal year 2005 or 2004.

Proprietary Rights and Licenses

We acquired the technology for TurboCAD in 1985, FloorPlan Design Suite in 1990, HiJaak in 1995 and DesignCAD in 2003.

We use the following trademarks and service marks in our business: CADalogSM, CADsymbolsSM, FloorPlan®, FormTool®, HiJaak®, HouseplansTM, HomePlanSM, IMSITM, MasterClips®, OrgChartTM, Turboviewer®, TurboCAD® and TurboProjectTM.

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

Governmental Regulation

Our software products are not subject to approval from the United States government with the exception of export restrictions to certain countries. Our business operations do not fall under Federal, State, or local environmental regulations. We do not anticipate that current or future government regulation will have a material adverse effect on our capital expenditures, earnings, or competitive position.

Our houseplans content are designed to be compliant with many widely adopted building codes. We do not anticipate current or future government regulation with regard to land development or building codes will have a material adverse effect on our capital expenditures, earnings, or competitive position.

Product Development

The majority of development costs relating to the Internet content segment relate to development of websites and databases to host the content. All of our web development is internally developed.

The majority of our development costs relating to our software segment are focused in the TurboCAD and FloorPlan product lines, all of which are internally developed. Other products which we bring to market are primarily comprised of technology that is licensed from third parties. We generally create product specifications and manage the product development and quality assurance process from our offices in Novato, California. Program coding and quality testing for internally developed products is either performed in-house or by using contract programmers in development centers in Russia and India depending on the product and its complexity. Contract programmers located outside the United States are usually dedicated on a full-time basis to our products.

Our research and development expenses consist primarily of salaries and benefits for research and development employees and payments to independent contractors. We spent approximately $1.7 million and $2.0 million on research and development in the years ended June 30, 2005 and 2004, respectively. We will continue to invest in existing and new products which reflects our commitment to developing our core products as well as maintaining strong relationships with our internal and contract development teams.

Employees

As of June 30, 2005 we had 57 full time employees plus 32 full time employees and one part time employee at Allume, now classed as a discontinued operation. All employees are located in the United States with the exception of one employee in Germany. In addition, we have development contracts with one company in Russia and one company in India. None of our employees are represented by a labor union and we have experienced no work stoppages. Our success depends to a significant extent upon the performance of our executive officers, key technical personnel, and other employees.

Risk Factors

Set forth below and elsewhere in this report and in other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report.

OUR OPERATING RESULTS MAY FLUCTUATE IN FUTURE PERIODS, WHICH MAY ADVERSELY AFFECT OUR STOCK PRICE

Our operating results have been in the past, and will continue to be, subject to quarterly and annual fluctuations as a result of numerous factors. These factors include:

•	Fluctuations in demand for our products and services, especially with respect to software and Internet businesses
•	Our ability to maintain appropriate inventory levels and purchase commitments
•	Price and product competition in the software and Internet house plans businesses
•	Overall movement toward industry consolidation
•	Variations in sales channels, product costs, or mix of products sold
•	The timing, size, and mix of orders from customers
•	Fluctuations in our gross margins
•	Our ability to achieve targeted cost reductions
•
Actual events, circumstances, outcomes, and amounts differing from judgments, assumptions, and estimates used in determining the values of certain assets (including the amounts of related valuation allowances), liabilities, and other items reflected in our Consolidated Financial Statements

•	How well we execute on our strategy and operating plans
•	Changes in accounting rules, such as recording expenses for employee stock option grants and changes in tax accounting principles

As a consequence, operating results for a particular future period are difficult to predict, and, therefore, prior results are not necessarily indicative of results to be expected in future periods. Any of the foregoing factors, or any other factors discussed elsewhere herein, could have a material adverse effect on our business, results of operations, and financial condition that could adversely affect our stock price.

OUR OPERATING RESULTS MAY BE ADVERSELY AFFECTED BY UNFAVORABLE ECONOMIC AND MARKET CONDITIONS

Our products are associated with demand for software products and building starts and negative trends in those and other areas could harm our business, operating results, or financial condition.

OUR REVENUE FOR A PARTICULAR PERIOD IS DIFFICULT TO PREDICT, AND A SHORTFALL IN REVENUE MAY HARM OUR OPERATING RESULTS

As a result of a variety of factors discussed in this report, our revenue for a particular quarter is difficult to predict. Our net sales may grow at a slower rate than in past periods, or may decline. Our ability to meet financial expectations could also be adversely affected by the timing and mix of individual sales.

We plan our operating expense levels based primarily on forecasted revenue levels. These expenses and the impact of long-term commitments are relatively fixed in the short term. A shortfall in revenue could lead to operating results being below expectations because we may not be able to quickly reduce these fixed expenses in response to short term business changes.

WE EXPECT GROSS MARGIN TO VARY OVER TIME, AND OUR RECENT LEVEL OF PRODUCT GROSS MARGIN MAY NOT BE SUSTAINABLE

Our product gross margins may not be sustainable and may be adversely affected by numerous factors, including:

•	Changes in customer, geographic, or product mix
•	Introduction of new products
•	Sales discounts and other promotional factors in retail channels
•	Increases in material or labor input costs
•	Obsolescence charges
•	Changes in shipment volume
•	Inventory costs resulting from forecasting variances
•	Increased price competition
•	Changes in distribution channels
•	How well we execute on our strategy and operating plans
•	Inability to achieve targeted cost reductions

DISRUPTION OF OR CHANGES IN OUR DISTRIBUTION MODEL COULD HARM OUR SALES AND MARGINS

If we fail to manage distribution of our products and services properly, or if the economics of our distribution channels change, our revenue and gross margins could be adversely affected.

A substantial portion of our software products are sold through our channel partners and the remainder is sold through direct sales. Our stock house plans and services are sold primarily with Internet marketing and distribution and the remainder is sold through call center or indirect sales. Changes in the effectiveness of these channels or the costs associated with these distribution methods could harm our business, operating results, or financial condition.

OUR BUSINESS SUBSTANTIALLY DEPENDS UPON THE CONTINUED GROWTH OF THE INTERNET AND INTERNET-BASED SYSTEMS

A substantial portion of our business and revenue depends on growth of the Internet and on the use of that as a sales and distribution mechanism. To the extent that the Internet does not support this activity whether through changes in its use, lowered reliability or other factors, we could experience material harm to our business, operating results, and financial condition.

CHANGES IN INDUSTRY STRUCTURE AND MARKET CONDITIONS COULD LEAD TO CHARGES RELATED TO DISCONTINUANCES OF CERTAIN OF OUR PRODUCTS OR BUSINESSES AND ASSET IMPAIRMENTS

In response to changes in industry and market conditions, we may be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses. Any decision to limit investment in or dispose of or otherwise exit businesses may result in the recording of special charges, such as inventory and technology-related write-offs, workforce reduction costs, charges relating to consolidation of excess facilities, or claims from third parties who were resellers or users of discontinued products. Our estimates with respect to the useful life or ultimate recoverability of our carrying basis of assets, including purchased intangible assets, could change as a result of such assessments and decisions. Additionally, we are required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances, and future goodwill impairment tests may result in a charge to earnings.

WE HAVE MADE AND EXPECT TO CONTINUE TO MAKE ACQUISITIONS THAT COULD DISRUPT OUR OPERATIONS AND HARM OUR OPERATING RESULTS

Our growth depends upon market growth, our ability to enhance our existing products, and our ability to introduce new products on a timely basis. We intend to continue to address the need to develop new products and enhance existing products through acquisitions of other companies, product lines, technologies, and personnel. Acquisitions involve numerous risks, including the following:

•	Difficulties in integrating the operations, technologies, products, and personnel of the acquired companies
•	Diversion of management’s attention from normal daily operations of the business
•	Potential difficulties in completing projects associated with in-process research and development
•	Difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions
•	Initial dependence on unfamiliar supply chains or relatively small supply partners
•	Insufficient revenue to offset increased expenses associated with acquisitions
•	The potential loss of key employees of the acquired companies

Acquisitions may also cause us to:

•	Issue common stock that would dilute our current shareholders’ percentage ownership
•	Assume liabilities
•	Record goodwill and nonamortizable intangible assets that will be subject to impairment testing on a regular basis and potential periodic impairment charges
•	Incur amortization expenses related to certain intangible assets
•	Incur large and immediate write-offs and restructuring and other related expenses
•	Become subject to intellectual property or other litigation

Mergers and acquisitions of high-technology companies are inherently risky, and no assurance can be given that our previous or future acquisitions will be successful and will not materially adversely affect our business, operating results, or financial condition. Failure to manage and successfully integrate acquisitions could materially harm our business, operating results, or financial condition.

OUR OPERATING RESULTS AND FUTURE PROSPECTS COULD BE MATERIALLY HARMED BY UNCERTAINTIES OR REGULATION OF THE INTERNET

Currently, few laws or regulations apply directly to access or commerce on the Internet. We could be materially adversely affected by regulation of the Internet and Internet commerce in any country where we operate. Such regulations could include matters such as sales taxes on Internet product sales, and access charges for Internet service providers. The adoption of regulation of the Internet and Internet commerce could decrease demand for our products and, at the same time, increase the cost of selling our products, which could have a material adverse effect on our business, operating results, and financial condition.

While we do not anticipate regulation affecting software or stock house plans as products, this regulation could also harm our business, operating results, or financial condition.

FAILURE TO RETAIN AND RECRUIT KEY PERSONNEL WOULD HARM OUR ABILITY TO MEET KEY OBJECTIVES

Our success has always depended in large part on our ability to attract and retain highly skilled technical, managerial, sales, and marketing personnel. The loss of services of any of our key personnel, the inability to retain and attract qualified personnel in the future, or delays in hiring required personnel could make it difficult to meet key objectives and harm our business, operating results, or financial condition.

ADVERSE RESOLUTION OF LITIGATION MAY HARM OUR OPERATING RESULTS OR FINANCIAL CONDITION

We are a party to lawsuits in the normal course of our business. Litigation can be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular lawsuit could have a material adverse effect on our business, operating results, or financial condition. For additional information regarding certain of the lawsuits in which we are involved, see Item 3, “Legal Proceedings,” contained in Part I of this report.

OUR BUSINESS AND OPERATIONS ARE ESPECIALLY SUBJECT TO THE RISKS OF EARTHQUAKES, FLOODS, AND OTHER NATURAL CATASTROPHIC EVENTS

Our corporate headquarters is located Northern California, a region known for seismic activity. A significant natural disaster, such as an earthquake or a flood, could have a material adverse impact on our business, operating results, and financial condition.

OUR STOCK PRICE MAY BE VOLATILE

Our common stock may experience price volatility. This can be prompted by reported results, market conditions and/or general economic and political conditions, and these factors may materially adversely affect the market price of our common stock in the future.

Item 2- Description of Property

Our principal offices are located in Novato, CA occupying approximately 10,000 square feet of office space. The lease term expires in March 2007. We also have 7,500 square feet of warehouse space in Vacaville, CA. The lease term expires in April 30, 2007. The annual lease payments for the Novato and Vacaville facilities are $246,000 and $43,000 respectively with 2% and 3% escalations for Novato and Vacaville, respectively in fiscal 2006.

We believe the space is adequate for our immediate needs. Additional space may be required as we expand our activities. We do not foresee any significant difficulties in obtaining any required additional facilities.

Item 3- Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

We were named as one of a number of co-defendants in a suit filed in the State of New York by Xand Corporation who has asserted a claim in the amount of $270,000 arising out of a contract with Allume Systems, Inc. which would apply to periods during our fiscal years 2004 through 2007. We believe under some circumstances, we may be contractually indemnified against the claim. We believe the claims are without merit and intend to defend the actions vigorously, if required. While we believe there is no legal basis for liability, due to the uncertainty surrounding the litigation process, we are unable to reasonably estimate a range of loss, if any, at this time.

In addition, we are subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4- Submission of Matters to a Vote of Security Holders

Not Applicable

PART II

Item 5- Market for Common Equity and Related Stockholder Matters

Our stock currently trades on the over the counter bulletin board (“OTCBB”).The following table sets forth the quarterly high and low sales prices of the common stock for fiscal 2005 and 2004, as quoted on the OTCBB. This information represents prices between dealers and does not include retail mark-ups, markdowns or commissions and may not represent actual transactions.

	High	Low
Fiscal Year 2004
First Quarter ended Sept. 30, 2003	$1.45	$0.73
Second Quarter ended Dec.31, 2003	1.50	1.00
Third Quarter ended Mar. 31, 2004	1.77	1.10
Fourth Quarter ended June 30, 2004	$1.72	$1.11
Fiscal Year 2005
First Quarter ended Sept. 30, 2004	$1.30	$.90
Second Quarter ended Dec.31, 2004	$1.21	$.73
Third Quarter ended Mar. 31, 2005	$1.46	$1.01
Fourth Quarter ended June 30, 2005	$1.50	$1.06

On September 12, 2005, there were approximately 1,059 registered holders of record of the common stock. Additional beneficial owners of our common stock hold shares in street names through brokers and custodians.

We have not paid any cash dividends on our common stock and do not plan to pay any such dividends in the foreseeable future. Our Board of Directors will determine our future dividend policy on the basis of many factors, including results of operations, capital requirements and general business conditions.

During the quarter ended June 30, 2005, we sold the following securities in transactions not registered under the Securities Act of 1933:

Date Securities Issued	Securities Title	Issued to	Number of Securities Issued	Consideration (1)	Footnotes
Common Stock Issuances

4/6/2005	Common Stock	Ken Katuin	27,273	$35,909	(2)
5/27/2005	Common Stock	Jeffery Spring	136,000	$153,227	(2)

(1)	Consideration received in cash except where noted.
(2)	Stock issued pursuant to an acquisition agreement or amendment to an acquisition agreement for which no cash was received by us.

Item 6- Management’s Discussion and Analysis or Plan of Operation

Overview

We lead the market for house plans sold over the Internet with the largest selection of plans for consumers and builders. We also sell a variety of related content and services over the Internet. We are a developer and publisher of software solutions which we market and sell to individuals and small business users through an array of distribution channels including direct to consumer and businesses, retail and through republishers.

Strategy and Growth

We believe that consistent growth of both the revenues and operating earnings can be achieved through internally developed products and services, and through acquisition. Management believes that good value target companies are present in the marketplace and that business combinations with these entities would help us achieve our growth potential in addition to providing synergies that would improve profitability.

The Company had approximately $4.3 million cash or cash equivalents as of June 30, 2005 and two transactions subsequent to year end added approximately $8 million in cash. Our current cash and cash equivalents balance represents our largest balance on hand at the Company within the past two fiscal years. The statement of operations for both recent years reflect losses under generally accepted accounting principles but, since the expense contained significant non-cash amortization of past corporate transactions, these reported results may not fully represent the financial health of the business. A currently unconsummated merger transaction announced in August 2005 will affect our future liquidity and operations. First, dissenting shareholders may be entitled to payment for their shares in an amount which cannot be currently estimated. Second, pursuant to a joint operating agreement with AccessMedia, we have committed to fund development expenses for AccessMedia pending the completion of our merger in an amount up to $3 million. The funding is subject to various conditions, including mutual agreement on an operating budget with AccessMedia. In addition, our merger agreement with AccessMedia provides that we will commit up to $7 million to fund AccessMedia’s working capital after the closing so long as AccessMedia achieves certain milestones. Since these possible dissenter’s rights and commitments could exceed current available cash, management has reviewed the alternatives and believes that external equity or debt financing will be available to supplement our existing resources. In addition to these existing prospects, we have a practice of engaging in acquisitions and, when favorable, divestures and these actions could cause our liquidity to vary substantially.

Acquisitions during Fiscal 2005

Acquisition of Abbisoft

As previously disclosed in our quarterly report on Form 10-QSB for the quarter ended September 30, 2004, we completed a stock purchase agreement on September 28, 2004 whereby we acquired all the outstanding stock of Abbisoft , an on-line provider of stock house plans which operates the homeplanfinder.com website. The approximately $2.1million consideration for the acquisition was paid in a combination of cash (including cash held in escrow), notes payable (secured by the acquired business) and 500,000 unregistered shares of IMSI common stock valued at $1.0067 per share.

In April 2005 we amended the Abbisoft stock purchase agreement whereby the seller agreed to release the cash held in escrow in exchange for payment in the amount of $40,000 plus issuance of 27,273 additional restricted shares of IMSI common stock.

This transaction was not deemed to be a material business combination, therefore, no pro forma results are required under the Statement of Financial Accounting Standards (“SFAS”) No. 141. We do not expect the goodwill associated with this acquisition to be deductible for tax purposes.

Amendment to the Allume Acquisition Agreement

In September 2004, IMSI and Monterey Bay Tech, Inc. (“MBYI”), formerly known as Aladdin Systems Holdings, Inc., amended the portion of the Allume purchase agreement which called for earn-outs to be paid based on the achievement of certain revenue targets. The earn-out payments were converted from contingent obligations to fixed obligations as follows:

•
The first earn out payment of $666,667 which could have been due on April 19, 2005 became fully earned as of the amendment date and would have been paid on June 2, 2005. In April 2005, we further amended the purchase agreement whereby we agreed to use our best efforts to ensure that the registration statement referenced below remained effective until June 29, 2005. In exchange, MBYI agreed to extend the due date of the earn-out described above from June 2, 2005 to August 15, 2005. This payment was made on August 18, 2005.

•
The second and third earn-out payments were terminated in consideration of the issuance of shares of the common stock of IMSI priced as of the closing bid price on the date of the amendment.  As a result, during the first quarter of fiscal year 2005, we issued MBYI an additional 1,065,807 shares of our common stock, with a value of $1,033,867, pursuant to a transaction exempt from registration under Section 4(2) of the Securities Act.

The $1.7 million value of the fixed obligations described above was allocated to goodwill.

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

The table below details the consideration paid for acquisitions and amendments to prior acquisitions, completed during the fiscal year ended June 30, 2005 and the allocation of that consideration to the tangible and intangible assets acquired.

(In thousands)
Internet Content Segment
Aggregate Non Material Transactions

Consideration
Cash	$1,275
Escrowed cash	40
Notes	275
Common stock	538
Less: Cash on hand	(104)
Legal & escrow fees	33
Broker fees (cash & warrants)	43
Total Consideration	2,100

Purchase Price Allocation

Assumed liabilities	(128)

Tangible Assets
Inventory	1
Prepaid expenses	6
Accounts receivable	10
Total Tangible Assets	17

Intangible Assets
Identifiable Assets		Estimated Useful Life
Customer list	220	3 years
Domain names	603	5 years
Total Identifiable Assets	823

Unidentifiable Assets
Goodwill	1,388	Indefinite
Total Unidentifiable Assets	1,388

Total Intangible Assets	2,211

Total	$2,100

Subsequent Events

The Weinmaster Homes, Ltd. acquisition

On July 1, 2005, Houseplans, Inc, our wholly owned subsidiary, consummated the acquisition of all the stock of Weinmaster Homes, Ltd., pursuant to a stock purchase agreement between Weinmaster Homes, Ltd., Bruce Weinmaster and Janice Weinmaster and Houseplans, Inc. The purchase price of approximately $4.0 million consisted of $2.0 million in cash, $1.0 million in a promissory note and $1.0 million (based on the five trading days average immediately preceding and including June 28, 2005) in IMSI’s unregistered common stock, which the Company has committed to register with the SEC.

The sale of Allume

On July 1, 2005, we sold 100% of the issued and outstanding capital stock of Allume to Smith Micro Software, Inc. for $11 million cash and 397,547 unregistered shares of its common stock, having a market value (based on a ten trading days average covering the period ended June 29, 2005) of $1.75 million. A portion of the purchase price, including $1.25 million cash and shares of common stock having a closing date market value of $750,000 is deposited in an indemnity escrow to secure certain representations and warranties included in the Stock Purchase Agreement. As a result of this sale, we have categorized the operations of Allume as discontinued and we expect, in the quarter ending September 30, 2005, to record the results of the sale of the Allume, which is currently calculated as a loss of approximately $260,000 but is subject to change based upon the release of escrowed consideration.

Plan of Merger with AccessMedia

On August 8, 2005, IMSI, ACCM Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of IMSI (also referred to as Merger Sub), AccessMedia Networks, Inc., a Delaware corporation and the stockholders of AccessMedia entered into an Agreement and Plan of Merger, under which Merger Sub will be merged with and into AccessMedia, with AccessMedia continuing after the Merger as the surviving corporation and a wholly-owned subsidiary of IMSI.

Under the Agreement, IMSI will issue 25 million shares of common stock to AccessMedia’s stockholders at the closing, representing approximately 45% of IMSI’s outstanding stock at such time. Following the closing, IMSI may issue up to 46 million additional shares to AccessMedia’s stockholders if AccessMedia achieves certain revenue goals prior to December 31, 2008 (subject to certain extensions as provided in the Agreement). The closing of the transaction is anticipated to occur in the fourth calendar quarter of 2005. Concurrent with the closing, IMSI intends to change its name to Broadcaster, Inc. and reincorporate in the state of Delaware.

The Agreement has been approved by the Boards of Directors of IMSI and AccessMedia, and the transactions contemplated thereby are subject to the approval of the shareholders of IMSI and other customary closing conditions.

In connection with the Merger, IMSI will file a proxy statement for IMSI’s special stockholder meeting with the Securities and Exchange Commission. IMSI and its directors and executive officers may be deemed, under SEC rules, to be soliciting proxies from IMSI’s shareholders in favor of the proposed merger. Information regarding the identity of these persons, and their interests in the solicitation, will be set forth in a Schedule 14A to be filed with the SEC.

Concurrently with the execution of the Agreement, IMSI entered into a Joint Operating Agreement, under which IMSI agreed to loan AccessMedia up to $3.0 million prior to the closing of the Merger pursuant to a joint operating plan and an operating budget to be delivered to a joint operating committee comprised of representatives of IMSI and AccessMedia. In addition, IMSI agreed to fund up to $7.0 million of net working needs of the surviving entity if certain operating milestones are achieved.

Critical Accounting Policies

Those material accounting policies that we believe are the most critical to an investor’s understanding of our financial results and condition are discussed below.

Our significant accounting policies are more fully described in the notes to our consolidated financial statements. Four of these policies, discussed immediately below, are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management to determine the appropriate assumptions to be used in the determination of certain estimates.

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

•	Revenue from packaged product sales to resellers and end users is recorded at the time of the sale net of estimated returns.
•	Revenue from sales to distributors is recognized when the product sells through to retailers or end users. Sales to distributors permit limited rights of return according to the terms of the contract.
•	For software and content delivered via the Internet, revenue is recorded when the customer downloads the software, activates the subscription account or is shipped the content.
•	Revenue from post contract customer support (“PCS”) is recognized ratably over the contract period.
•	Subscription revenue is recognized ratably over the contract period.
•
We use the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date.   If there is an undelivered element under the license arrangement, we defer revenue based on vendor-specific objective evidence (“VSOE”) of the fair value of the undelivered element, as determined by the price charged when the element is sold separately. If VSOE of fair value does not exist for all undelivered elements, we defer all revenue until sufficient evidence exists or all elements have been delivered.

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

Our return policy generally allows our distributors to return purchased products primarily in exchange for new products or for credit towards future purchases as part of stock balancing programs. These returns are subject to certain limitations that may exist in the contract with an individual distributor governing, for example, aggregate return amounts, and the age, condition and packaging of returned product. Under certain circumstances, such as terminations or when a product is defective, distributors could receive a cash refund if returns exceed amounts owed.

Inventories

Inventories are valued at the lower of cost or market and are accounted for on the first-in, first-out basis. Management performs periodic assessments to determine the existence of obsolete, slow moving and non-salable inventories, and records necessary provisions to reduce such inventories to net realizable value. As of June 30, 2005, approximately $209,000 of our inventory was held by certain of our distributors under consignment arrangements.

Impairment

Property, equipment, intangible and certain other long-lived assets are amortized over their useful lives. Useful lives are based on management’s estimates of the period that the assets will generate revenues. We account for the impairment and disposition of long-lived assets in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In accordance with SFAS 144, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

In accordance with SFAS No. 142, Goodwill and Intangible Assets, goodwill is being assessed for impairment annually or more frequently if circumstances indicate impairment.

Forward Looking Statement

The following information should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this report. This annual report on Form 10-KSB, and in particular this “Management’s Discussion and Analysis or Plan of Operations,” may contain forward-looking statements regarding future events or our future performance. These future events and future performance mentioned in forward-looking statements involve risks and uncertainties. Actual events or our actual future results could differ materially from those projected or assumed in such forward-looking statements. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. This analysis is not intended to serve as a basis for projection of future events.

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

Discontinued Operations

On July 1, 2005, we sold the capital stock of Allume to Smith Micro Software, Inc.

Also, as previously disclosed in our Annual Report on Form 10-KSB, as amended, for the fiscal year ended June 30, 2004, we sold the assets and customer related liabilities of our wholly owned subsidiary Keynomics, Inc. in July 2004.

In addition, we sold Jupitermedia all issued and outstanding shares of the capital stock of ArtToday, Inc., our wholly owned subsidiary based in Arizona in June 2003.

Reclassifications have been made to the amounts reported in fiscal 2004 to conform to the current year presentation. The amounts reported for fiscal 2005 and 2004 present the results of operations for Allume as discontinued operations due to the sale of Allume on July 1, 2005.

Also, the amounts reported for fiscal 2004 include the results of operations for ArtToday and Keynomics as discontinued operations due to the sale of ArtToday on June 30, 2003 and the sale of Keynomics on July 29, 2004.

Results of Operations

The following table sets forth our results of operations for the years ended June 30, 2005 and 2004 in absolute dollars and as a percentage of net revenues. It also details the changes from the prior fiscal year in absolute dollars and in percentages.

(In thousands)
	Fiscal Year ended June 30,
					Change from previous year
	2005		2004
	$	As % of sales	$	As % of sales	$ Increase / (Decrease)%

Net revenues	$13,874	100%	$10,017	100%	$3,857	39%
Product cost	4,881	35%	3,650	36%	1,231	34%
Gross margin	8,993	65%	6,367	64%	2,626	41%

Operating expenses
Sales & marketing	6,465	47%	4,428	44%	2,037	46%
General & administrative	4,857	35%	3,677	37%	1,180	32%
Research & development	1,696	12%	2,039	20%	(343)	-17%
Total operating expenses	13,018	94%	10,144	101%	2,874	28%

Operating loss	(4,025)	-29%	(3,777)	-38%	(248)	7%

Other Income (expenses)
Interest and other, net	(91)	-1%	65	1%	(156)	-240%
Realized / unrealized gain (loss) on marketable securities	(42)	0%	2,567	26%	(2,609)	-102%
Loss on disposal of fixed assets	-	0%	(13)	0%	13	-100%
Gain on sale of product line	53	0%	59	1%	(6)	-10%
Gain on extinguishment of debt	-	0%	76	1%	(76)	-100%
Total other income / (loss)	(80)	-1%	2,754	27%	(2,834)	-103%

Loss before income tax	(4,105)	-30%	(1,023)	-10%	(3,082)	301%

Income tax provision	25	0%	38	0%	(13)	-34%

Loss from continuing operations	(4,130)	-30%	(1,061)	-11%	(3,069)	289%

Income / (loss) from discontinued operations, net of income tax	341	2%	(293)	-3%	634	-216%
Gain from the sale of discontinued operations, net of income tax	2,035	15%	2,000	20%	35	2%

Net (loss) income	($1,754)	-13%	$646	6%	($2,400)	-372%

Net Revenues

We develop, market and sell a variety of software titles and services that are targeted to for a wide array of uses primarily for individuals and small businesses. To efficiently serve our customers and maximize our revenue opportunities, we have aligned our business along two segments as described below:

•	Software (comprised of the precision design software and the business applications and other software product families).
•	Internet Content (comprised of the houseplans product group).

We sell our products using a variety of marketing techniques through three major distribution channels:

•	Direct Marketing
•	Retail / Distribution
•	Republishing / OEM

Our ability to develop and distribute products and services and determine the optimum distribution channel for their maximum exposure is a competitive advantage that differentiates us from other players in the industry.

The following illustrations of our revenue reflect the allocation of our products across our business segments and across the distribution channels as well as the breakdown of our net sales domestically and internationally for the fiscal years ended June 30, 2005 and 2004.

We sold Allume in July 2005. Revenues and expenses relating to the Allume business are classified under discontinued operations for fiscal 2005. The Allume revenues reported in the table below are for pro forma purposes only. All revenues relating to the Allume business were previously included under the software segment.

(In thousands)
	Fiscal Year ended June 30, 2005
	Software Segment	Internet Content Segment	Sub Total	Allume (Software Segment)	Pro forma including Allume

Net Revenues	$9,527	$4,347	$13,874	$9,489	$23,363

Channel Revenues
Direct Marketing	4,989	4,344	9,333	6,290	15,623
Retail / Distribution	3,025	3	3,028	3,199	6,227
Republishing / OEM	1,513	0	1,513	0	1,513
Subtotal	9,527	4,347	13,874	9,489	23,363

Domestic Revenues	7,191	4,347	11,538	8,661	20,199
International Revenues	2,336	0	2,336	828	3,164
Subtotal	$9,527	$4,347	$13,874	$9,489	$23,363

	Fiscal Year ended June 30, 2004
	Software Segment	Internet Content Segment	Sub Total	Allume (Software Segment)	Pro forma including Allume

Net Revenues	$8,831	$1,186	$10,017	$1,968	$11,985

Channel Revenues
Direct Marketing	3,966	1,186	5,152	1,138	6,290
Retail / Distribution	3,348	0	3,348	830	4,178
Republishing / OEM	1,517	0	1,517	0	1,517
Subtotal	8,831	1,186	10,017	1,968	11,985

Domestic Revenues	7,072	1,186	8,258	1,968	10,226
International Revenues	1,759	0	1,759	0	1,759
Subtotal	$8,831	$1,186	$10,017	$1,968	$11,985

Revenue by Business Segment

With the substantial growth in the Houseplans Internet business, we have reorganized our business segments (last year we categorized our business in two segments: the precision design solutions segment and the consumer and business software solutions segment) to the following:

Internet Content Segment: This segment is primarily comprised of a network of websites hosting an extensive library of unique stock house plans and marketed under the Houseplans, homeplanfinder and houseplanguys websites. These websites are targeted to general contractors, consumers and designers.

We introduced this segment based upon acquisitions we made during the second quarter of fiscal 2004 (Houseplans, Inc.) and during the first quarter of fiscal 2005 (Abbisoft House Plans, Inc.). We continue to grow this segment both organically and through acquisitions (as reflected in the acquisition we completed subsequent to the 2005 fiscal year end of Weinmaster Homes, Ltd, operator of the #2 Google ranked globalHouseplans.com website as well as the Canadian focused Weinmaster website). These acquisitions are consistent with our overall strategy to improve and diversify our offerings. These acquisitions resulted in the introduction of this new business segment which began to add to our sales in the second quarter of fiscal 2004.

Revenues generated by this segment grew substantially for the fiscal year ended June, 2005 and should continue to grow during future reporting periods as we continue to focus on improving the branding and marketing of these websites and as we continue to successfully integrate the businesses acquired.

Software Segment: The software segment is comprised of the precision design software and the business applications and other software product families. The utilities product family (which is mainly comprised of the software titles sold by Allume) was also part of the software segment. With the sale of Allume to Smith Micro during the first quarter of fiscal 2006, the revenues relating to the utilities product family are now accounted for under discontinued operations.

Revenues derived from the software business increased by approximately 8% during fiscal 2005 as compared to the previous fiscal year. Within this business segment, revenues from the sale of the precision design software product family increased and more than offset the decline in the sale of the business applications and other software product family.

•
Precision design software product family: This product family saw substantial increase in revenues from the sale of TurboCAD, our flagship product, and FloorPlan for fiscal 2005 as compared to the previous fiscal year. During fiscal 2005, we released versions 10.5 and 11.0 of TurboCAD as well as version 10.5 of FloorPlan. These new releases along with our improved direct marketing focus accounted for the majority of the revenue growth in this product family during fiscal 2005 as compared to the previous fiscal year.

Revenues from the software titles that we acquired in the beginning of fiscal 2004 (DesignCAD and the Instant Series) also grew as we continued the direct marketing activities of the new versions that we released in the beginning of fiscal 2005.

•
Business applications and other software product family: This product family includes software titles that we develop internally as well as third party product brands that we license from other software publishers and market to our client base.

The decline in sales in this product family during fiscal 2005 as compared to the previous fiscal year was mainly the result of the decline in the revenues generated from the sale of third party products and in particular OrgPlus (a product that we licensed until the third quarter of the previous fiscal year). The decline in revenues from the sale of Hijaak (an owned product whose current version is nearing the end of its life cycle) also accounted for the decline in revenues in this product family for fiscal 2005 as compared to the previous fiscal year.

Revenue by Distribution Channel

Direct marketing accounted for the majority of our sales by channel. Revenues derived from the Internet content segment are exclusively sold through the direct marketing channel, therefore, the substantial increase in sales of the Internet content segment accounted for the substantial boost in sales through the direct marketing channel. In addition, the majority of our sales derived from the software segment were fulfilled through our direct marketing channel where the more profitable Electronic Software Distribution (ESD) is the delivery method of choice.

We are decreasing our focus on the retail / distribution channel as the unstable retail conditions, including erosion of margins due to competition and high rates of product returns continue to characterize the consumer software industry. The slight decline in revenues from the retail / distribution channel during fiscal 2005 as compared to the previous fiscal year reflects our increased focus on the direct marketing distribution channel.

Revenues from republishing / OEM channel remained flat during fiscal 2005 as compared to the previous fiscal year. These revenues are mainly revenues derived from minimum guaranteed royalties agreements we have with domestic and international republishing partners. Revenues from original equipment manufacturer (OEM) represented less than 1% of our total consolidated revenues during fiscal 2005.

Domestic and International Revenues

Internationally, we distribute our products through our wholly owned Australian and German subsidiaries and republishing partners in Europe and Asia. Our international activities relate mainly to the software segment.
With the acquisition of Weinmaster Homes, Ltd. in July 2005, we will be increasing our presence on the international markets for the Internet content segment.

Revenues from our Australian subsidiary are primarily derived from royalty payments after we licensed the distribution rights of some products in Australia to a third party publisher during fiscal 2003. Revenue from our Australian subsidiary amounted to approximately $149,000 and $115,000 for the fiscal year ended June 30, 2005 and 2004 respectively.

Revenues from our German subsidiary grew to $834,000 during fiscal 2005 from $749,000 for fiscal 2004.

Our international revenues may be affected by the risks customarily associated with international operations, including fluctuations of the U.S. dollar, increases in duty rates, exchange or price controls, longer collection cycles, government regulations, political instability and changes in international tax laws.

Product Costs and Gross Margin

Despite the growing share of the lower margin Internet content segment as a percentage of our total revenues, our consolidated gross margins slightly improved to 65% from 64% during fiscal 2005 as compared to the previous fiscal year. Gross margins across both our business segments improved during fiscal 2005 as compared to the previous fiscal year.

Gross margin of the software business segment improved as we witnessed a consolidation in sales of the more profitable precision design software product family. These products carry a lower cost as compared to products in the business applications and other software family as we own the majority of their underlying technology. The margins achieved during fiscal 2005 in this segment may fluctuate during future reporting periods given the uncertain product lifecycle for some of our historically high margin products and depending on the success of the release of newer software versions.

During fiscal 2005, we were able to significantly improve the gross margin of our Internet content business segment as we were successful in negotiating more competitive royalty rates with our vendors, increase our collection of proprietary royalty-free content and successfully integrate the acquisition we made in this segment.

The significant shift of sales mix by distribution channel toward the more profitable direct marketing channel, also accounted in the improvement in on our over all profit margin. More than sixty-five percent (65%) of our product sales were fulfilled through our direct marketing channel where the more profitable ESD is the delivery method of choice.

In addition to the costs of CD-ROM duplication, printing of manuals, packaging and fulfillment, and royalties and license fees that we pay to third parties based on sales of published software and content, our product costs include costs associated with the return of products, such as refurbishment and the write down in value of returned goods.

Our product costs also include the amortization of capitalized software, a fixed component of our overall product costs. These amortization expenses amounted to $438,000 and $323,000, respectively, for the fiscal years ended June 30, 2005 and 2004. As we continue to acquire businesses and product lines, we are likely to increase our basis in certain intangible assets, the amortization of which may negatively affect our gross margin in the future.

Sales and Marketing Expenses

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

Despite the increase in sales and marketing expenses during fiscal 2005 as compared to the previous fiscal year, we continue to successfully integrate the acquisitions we completed during the previous two years (i.e. Houseplans and Abbisoft) and we continue to implement savings and identify synergies among our business units.

The increase in sales and marketing expenses for the Internet content segment during fiscal 2005 was mainly the result of the additional sales and marketing expenses related to our acquired business (Abbisoft) and to the additional advertising expenses necessary to increase the traffic to our websites and to the increased payroll and related wage expenses due to additional headcount needed to strengthen this business segment.

The increase in sales and marketing expenses for the software segment during fiscal 2005 as compared to the previous fiscal year resulted from the increased direct mail expenses and commissions paid to outside service providers of sales forces and E-commerce systems that help us in our growing efforts to focus on direct targeting of our customers via marketing campaigns.

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

Our general and administrative expenses increased by $1.18 million during fiscal 2005 despite savings on consulting fees (including amortization expenses relating to the issuance of warrants to outside consultants mainly providing services in the area of investor relations), legal and accounting expenses. The increase in our general and administrative expenses during fiscal 2005 as compared to fiscal 2004 was the result of increased bonuses to executive officers as they achieved contractual targets and additional expenses related to the businesses we acquired during fiscal 2004 and 2005 (i.e. Houseplans and Abbisoft).

Based on our eventual implementation of Sarbanes-Oxley Section 404, our general and administrative costs are likely to increase significantly.

Research and Development Expenses

Consistent with our focus on returning to sustained profitability and containment of operating expenses, we substantially decreased our reliance on third party consultants in the research and development area. These actions accounted for the decrease in research and development expenses for fiscal 2005 as compared to the previous fiscal year. The decrease in these expenses as a percentage of total sales and from the previous fiscal year is the result of increased contribution of the Internet content segment to total revenues (this business segment carries virtually no research and development expenses).

We continue a steady investment in research and development in the software segment. This is a reflection on our commitment to improving our existing core products and developing new titles, features and functionalities. Our management believes that product innovation and new technology integration is essential to proactively respond to the ever-evolving customer demands.

Our research and development expenses consist primarily of salaries and benefits for research and development employees and payments to independent contractors, mainly our third party contract development teams in Russia with whom we continue to maintain a strong partnership at competitive costs.

Interest and other, net

Interest and other, net, include interest expense, interest income, foreign currency transaction gains and losses, and other non-recurring items. The following table summarizes the components of interest and other, net for fiscal 2005 and 2004:

(In thousands)
	Fiscal Year ended June 30,
			Change from previous year
	2005	2004
	$	$	$ Increase / (Decrease)%
Interest & Other, net
Interest expense	($225)	($78)	($147)	188%
Interest income	104	83	21	25%
Foreign exchange gain	30	9	21	233%
Other income	-	51	(51)	-100%
Total Interest & Other, Net	($91)	$65	($156)	-240%

The increase in interest expense for fiscal 2005 was mainly the result of the interest we incurred on the acquisitions-related notes and interest incurred on our short term financing activities.

On September 18, 2003, we received a 15% one-year note from Digital Creative Development Corporation (“DCDC”), an affiliate of the Company, upon extending a loan to DCDC in the amount of $350,000 (the “15% Note”). The note was due, with interest, on September 18, 2004 and was secured by 400,000 shares of IMSI’s stock held by DCDC. The maturity of this note was subsequently extended to May 31, 2005 in exchange for a full payment of the then accrued interest, a payment of $25,000 against the principal amount and an increase in the collateral attached to the note. Concurrent with delivery of the 15% Note, DCDC repaid the entire principal portion of a $50,000 note (the “4% Note”) previously made in favor of IMSI on February 25, 2003. The 4% Note, due on February 25, 2004, was unsecured and carried a 4% interest rate. This note had been previously recorded as a fully reserved receivable as it was unsecured. The reversal of the reserve upon the repayment of the 4% Note was consequently accounted for as other income during fiscal 2004.

On January 31, 2005, we sold the DCDC 15% Note to Mag Multi Corp (“Mag Multi”), a New York corporation for $343,000, representing the principal balance and all accrued interest as of the date of the transfer. This amount was received in its entirety on February 10, 2005. Interest income during fiscal year 2005 included approximately $70,000 of interest income relating to the DCDC 15% Note.

Realized / Unrealized Gain on Marketable Securities

The following table details the net gains and losses we recognized during fiscal years 2005 and 2004.

(In thousands)

	Gain (loss) on marketable securities for the fiscal year ended June 30, 2005
	Realized	Unrealized			Total
Description		Reversal of unrealized gain or loss recognized in prior periods	Unrealized gain or loss for the year ended June 30, 2005	Sub total Unrealized gain / (loss)

Jupitermedia common stock	$2,094	($2,146)	$212	($1,934)	$160
Other Stock in investment portfolio	(33)	148	(317)	(169)	(202)
Total	$2,061	($1,998)	($105)	($2,103)	($42)

	Gain (loss) on marketable securities for the fiscal year ended June 30, 2004
	Realized	Unrealized			Total
Description		Reversal of unrealized gain or loss recognized in prior periods	Unrealized gain or loss for the year ended June 30, 2004	Sub total Unrealized gain / (loss)

Jupitermedia common stock	$489	-	$1,934	$1,934	$2,423
Other Stock in investment portfolio	96	-	48	48	144
Total	$585	-	$1,982	$1,982	$2,567

Gain (loss) on Sale of Product Line

During the second quarter of fiscal 2005, we sold certain domain names and their related interest and contents (CADalog.com and 3Dmodelsharing.com) and we recognized gains in the aggregate amount of $33,000 which represented the excess of the consideration received over the net book value of the assets sold.

Additionally, we sold OrgChart Professional (one of our software titles) during the fourth quarter of fiscal 2005 and recognized a gain in the amount of $20,000 which represented the excess of the consideration received over the net book value of the assets sold.

As previously disclosed, in September 2001, we undertook an intensive reassessment of the current costs and future potential financial benefits of the Design.NET project, an on-line design and visualization tool allowing users to design homes and offices on the Internet. We concluded it would be in our best interests to spin off the Design.NET project. Consequently, we entered into an agreement with Michael Gariepy (a former Vice President of IMSI) to transfer the majority of the ownership of the project (80.01%) to employees (including Mr. Gariepy) who were key to its continued development while we retained a 19.99% ownership interest in the new venture. Based on our understanding of the project and the risks associated with its technical feasibility, we recorded the value of our ownership at a zero book value. Pursuant to that agreement, the employees resigned from IMSI and established Plan3D, Inc. to pursue the development of the technology. During fiscal 2004, we sold our ownership in Plan3D to Mr. Gariepy in exchange for 45,000 shares of IMSI common stock that he held. As a result of this transaction, we recognized a gain of $59,000.

Gain on extinguishment of Debt

During fiscal 2004, we recognized a gain of $76,000 from the extinguishment of debt primarily relating to the settlement of liabilities related to assets under a capital lease.

Income (Loss) from Discontinued Operations and Gain from the Sale of Discontinued Operations

Gain (Loss) from discontinued operations, net of income tax

The amounts reported for the twelve months ended June 30, 2005 and 2004 as discontinued operations represent the pre-tax results of operations for Allume and Keynomics which we sold on July 1, 2005 and July 29, 2004, respectively. Allume was owned from April 19, 2004 to June 30, 2004 during fiscal 2004.

Allume had pre-tax net gains of $374,000 and $19,000 for the years ended June 30, 2005 and 2004, respectively. These results were derived from net revenues of $9.5 million and $2.0 million for fiscal 2005 and 2004, respectively.

Keynomics had pre-tax net losses of $33,000 and $312,000 for the fiscal years ended June 30, 2005 and 2004, respectively. These results were derived from net revenues of $68,000 and $754,000 for fiscal 2005 and 2004, respectively.

Gain from the sale of discontinued operations, net of income tax

Fiscal 2005:
During the first quarter of fiscal 2005, we recorded a $53,000 gain from the sale of discontinued operations relating to the sale of Keynomics and representing the excess of the total consideration received over its net carrying value.

During the fourth quarter of fiscal 2005 we recorded a gain of $2.0 million from the sale of discontinued operations representing the successful achievement of the third earn-out from the sale of ArtToday. The full amount of the $2.0 million was paid by Jupitermedia per the stock purchase agreement on August 15, 2005. Also during the fourth quarter of fiscal 2005 Jupitermedia agreed to an early release of a $500,000 escrow that it was holding as part of our amended purchase agreement in exchange for a $18,000 discount. This charge was recorded in fiscal 2005 as an offset to the gain from the sale of discontinued operations relating to ArtToday.

Fiscal 2004:
During the second and fourth quarters of fiscal 2004, we recorded gains of $1.0 million and $1.0 million, respectively from the sale of discontinued operations representing the successful achievement of the first and second earn-outs from the sale of ArtToday to Jupitermedia Corporation in June 2003.

Liquidity and Capital Resources

As of June 30, 2005, we had approximately $4.3 million in cash and cash equivalents. This represents a $1.6 million increase from the $2.7 million balance as of June 30, 2004. Working capital at June 30, 2005 was $13.4 million. This compares to $4.1 million at June 30, 2004.

Despite a net loss of approximately $1.8 million for fiscal 2005, our operating activities provided net cash of $4.3 million. This compares to net cash used in operations of $4.7 million in fiscal 2004 on a net income of $646,000 for the same period. Non-cash depreciation and amortization expenses of $1.2 million during fiscal 2005 (mainly relating to amortization expense incurred as a result of our acquisition strategy) helped reconcile the net loss to our positive operating cash flow. As we migrate toward the direct marketing channel (especially for the Internet content segment) we are extending fewer terms to customers (the majority of our direct marketing sales are credit card sales) and therefore we were able to improve on our collections averages and reduce our receivables.

During fiscal 2005, we recorded a gain of $2.0 million from the sale of discontinued operations representing the successful achievement of the third earn-out from the sale of ArtToday. This earn-out was contingent on ArtToday reaching certain revenue milestones. We received this payment of $2.0 million during the quarter ending September 30, 2005.

During fiscal 2004, we also recorded a gain of $2.0 million from the sale of discontinued operations representing the successful achievement of the first and second earn-outs from the sale of ArtToday. The first installment of $1.0 million was earned during the second quarter of fiscal 2004 and was received on February 13, 2004; the second installment of the earn-outs was earned during the fourth quarter of fiscal 2004 and was received on August 14, 2004.

Our investing activities used net cash of $465,000 during fiscal 2005 and used net cash of $2.7 million during fiscal 2004. During fiscal 2005, we sold marketable securities (mainly Jupitermedia common stock we received as part of the sale of ArtToday) and we collected proceeds of approximately $1.8 million. We also received, during the same period, the second payment of $650,000 that was held in escrow in connection to the ArtToday sale to Jupitermedia. In addition, we sold the assets of our wholly owned subsidiary, Keynomics, in July 2004 and received proceeds from the sale of approximately $250,000. These cash infusions were mainly used to finance our acquisition of Abbisoft, the newest addition to our network of stock house plans website.

During fiscal 2005, as part of an amendment to our escrow agreement with Jupitermedia, we transferred approximately $500,000 in cash to the escrow account as a substitution for 125,000 shares of Jupitermedia that were held in the same escrow account. This amount was to be released to us, net of any claims, on December 30, 2005. Jupitermedia subsequently agreed to release this amount to us on June 20, 2005 in return for an $18,000 discount.

During fiscal 2004, we extended a $350,000 loan to DCDC as disclosed in the notes to our condensed consolidated financial statements. On January 31, 2005, we sold this DCDC promissory note to Mag Multi Corp., for $343,000, representing the principal balance and all accrued interest as of the date of the transfer. This amount was received in its entirety on February 10, 2005.

During fiscal 2004 cash was mainly used to acquire Allume, Houseplans and several new product lines and assets. These acquisitions were funded through a combination of cash on hand, debt and the issuance of our common stock. The divestiture of ArtToday in June 2003 provided us with the liquidity to strengthen our product portfolio and distribution channels during the previous year and the divestiture of Allume in July 2005 will also provide us with the ability to fund our future growth. We expect to continue to identify and acquire products and launch services that satisfy our customer needs and have the combination of high growth potential and positive net earnings.

As of June 30, 2005 we had $714,000 classified under investments in marketable securities on our balance sheet representing the market value of our investment portfolio. The fair value of marketable securities is based upon quoted market prices.  Subsequent to year end, the Company liquidated its entire portfolio of marketable securities for proceeds of approximately $550,000.

Our financing activities used net cash of $2.2 million during fiscal 2005. This compares to $243,000 of net cash used by financing activities during the previous fiscal year. The cash used by our financing activities for fiscal 2005 was primarily related to payments we made on notes relating to the acquisitions we consummated during fiscal 2004 and 2005. Our financing activities from the comparable period of the previous fiscal year included a $160,000 payout to Imageline in July 2003 representing the final payment in connection with our mutual settlement of previous infringements claims.

Historically, we have financed our working capital and capital expenditure requirements primarily from short-term and long-term notes and bank borrowings, capitalized leases and sales of common stock. The sale of ArtToday to Jupitermedia in June 2003 provided us with additional sources of funds to support future growth. The sale of Allume subsequent to fiscal year end also provided us with additional cash needed to fund our growth strategy.

To achieve our growth objectives, we are considering different strategies, including growth through mergers and/or acquisitions. As a result, we are evaluating and we will continue to evaluate other companies and businesses for potential synergies that would add value to our existing operations. The planned merger with AccessMedia is consistent with our growth strategy.

We may seek, in the future, additional equity and/or debt financing to sustain our growth strategy. However, we believe that we have sufficient funds to support our operations at least for the next twelve months, based on our current cash position, equity sources and borrowing capacity. We believe that we will be able to obtain any additional financing required on competitive terms particularly if we are successful in improving our financial performance. In addition, we will continue to seek opportunities and discussions with third parties concerning the sale or license of certain product lines and/or the sale or license of a portion of our assets.

The forecast period of time through which our financial resources will be adequate to support working capital and capital expenditure requirements is a forward-looking statement that involves risks and uncertainties, and actual results could vary. Furthermore, any additional equity financing may be dilutive to shareholders, and debt financing may involve restrictive covenants.

We have no material commitments for capital expenditures except for those required to support the normal operating activities. Over the next five years, we have no capital lease obligations and $937,000 of obligations related to operating leases.

Pursuant to a joint operating agreement with AccessMedia, we have committed to fund development expenses for AccessMedia pending the completion of our merger in an amount up to $3 million. The funding is subject to various conditions, including mutual agreement on an operating budget with AccessMedia. In addition, our merger agreement with AccessMedia provides that we will commit up to $7 million to fund AccessMedia’s working capital after the closing so long as AccessMedia achieves certain milestones.

Item 7- Financial Statements

Documents filed as part of this annual report on Form 10-KSB:

Financial Statements

Report of Independent Registered Accounting Firm for the year ended June 30, 2005
Report of Independent Registered Accounting Firm for the year ended June 30, 2004
Consolidated Balance Sheet at June 30, 2005
Consolidated Statements of Operations and Comprehensive (Loss) Income for the years ended June 30, 2005 and 2004
Consolidated Statements of Shareholders' Equity for the years ended June 30, 2005 and 2004
Consolidated Statements of Cash Flows for the years ended June 30, 2005 and 2004
Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

International Microcomputer Software, Inc.

We have audited the accompanying consolidated balance sheet of International Microcomputer Software, Inc. and subsidiaries (the “Company”) as of June 30, 2005 and the related consolidated statements of operations and comprehensive (loss) income, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Microcomputer Software, Inc. and subsidiaries as of June 30, 2005, and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Burr, Pilger & Mayer LLP
September 23, 2005
San Francisco, California

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

International Microcomputer Software, Inc.

We have audited the accompanying consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows of International Microcomputer Software, Inc. and subsidiaries (the "Company") for the year ended June 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations, cash flows and changes in shareholders’ equity of International Microcomputer Software, Inc. and subsidiaries for the year ended June 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

Grant Thornton LLP
September 7, 2004 (except for
Note 2, as to which the date is
September 26, 2005)
San Francisco, California

INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In thousands, except share amounts)

June 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$4,347
Investment in marketable securities	714
Receivables, less allowances for doubtful accounts, discounts and returns of $626	773
Inventories	758
Receivables, other (related to discontinued operations)	2,000
Receivables, other	30
Other current assets	530
Assets related to discontinued operations	12,231
Total current assets	21,383

Fixed assets, net	377

Intangible Assets
Capitalized software, net	494
Domain names, net	1,574
Distribution rights, net	170
Capitalized customer lists	326
Goodwill	2,090
Trademarks	1
Total intangible assets	4,655

Total assets	$26,415

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short term debt	2,764
Trade accounts payable	2,245
Accrued and other liabilities	1,871
Liabilities related to discontinued operations	1,037
Deferred revenues	38
Total current liabilities	7,955

Long-term debt and other obligations	230

Total liabilities	8,185

Shareholders' Equity
Common stock, no par value; 300,000,000 authorized; 28,796,886 issued and outstanding	43,663
Accumulated deficit	(25,331)
Accumulated other comprehensive loss	(102)
Total shareholders' equity	18,230

Total liabilities and shareholders' equity	$26,415

See Notes to Consolidated Financial Statements

INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE (LOSS) INCOME
(In thousands, except per share amounts)

	Fiscal Year ended June 30,
	2005	2004
Net revenues	$13,874	$10,017
Product costs	4,881	3,650
Gross margin	8,993	6,367

Costs and expenses
Sales and marketing	6,465	4,428
General and administrative	4,857	3,677
Research and development	1,696	2,039
Total operating expenses	13,018	10,144

Operating loss	(4,025)	(3,777)

Other income and (expense)
Interest and other, net	(91)	65
Realized / unrealized gain (loss) on marketable securities	(42)	2,567
Loss on disposal of fixed assets	-	(13)
Gain on sale of product line	53	59
Gain on extinguishment of debt	-	76
Loss before income tax	(4,105)	(1,023)

Income tax provision	25	38

Loss from continuing operations	(4,130)	(1,061)

(Loss) income from discontinued operations, net of income tax	341	(293)
Gain from the sale of discontinued operations, net of income tax	2,035	2,000

Net (loss) income	($1,754)	$646

Other comprehensive loss
Foreign currency translation adjustments	(32)	(8)
Comprehensive (loss) income	($1,786)	$638

Basic earnings (loss) per share
Loss from continuing operations	($0.15)	($0.04)
(Loss) income from discontinued operations, net of income tax	$0.01	($0.01)
Gain from the sale of discontinued operations, net of income tax	$0.08	$0.08
Net (loss) income	($0.06)	$0.03
Diluted earnings (loss) per share
Net (loss) income from continuing operations	($0.15)	($0.04)
(Loss) income from discontinued operations, net of income tax	$0.01	($0.01)
Gain from the sale of discontinued operations, net of income tax	$0.08	$0.08
Net (loss) income	($0.06)	$0.03

Shares used in computing basic earnings (loss) per share	27,694	23,838
Shares used in computing diluted earnings (loss) per share	27,694	23,838

See Notes to Consolidated Financial Statements

INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years ended June 30, 2005 and 2004
(In thousands, except share amounts)

	Common Stock
	Shares	Amount	Accumulated deficit	Accumulated other comprehensive loss	Total
Balance at July 1, 2003	22,818,232	$35,546	($24,223)	($62)	$11,261
Issuance of common stock related to:
Warrants exercised	508,634	96			96
Stock options exercised	376,116	157			157
Acquisitions	2,603,847	4,221			4,221
Issuance of warrants related to:
Consulting services rendered		482			482
Acquisitions		83			83
Issuance of common stock options related to:
Consulting services rendered		26			26
Acquisitions		945			945
Retirement into treasury related sale of Plan 3D	(45,000)	(59)			(59)
Variable accounting adjustment		15			15
Net income			646		646
Foreign currency translation adjustment, net of income tax				(8)	(8)
Balance at June 30, 2004	26,261,829	$41,512	($23,577)	($70)	$17,865

Issuance of common stock related to:
Warrants exercised	422,934	37			37
Stock options exercised	309,179	177			177
Acquisitions	1,802,944	1,791			1,791
Issuance of warrants related to:
Consulting services rendered		26			26
Acquisitions		8			8
Issuance of common stock options related to:
Consulting services rendered		4			4
Acquisitions		108			108
Net loss			(1,754)		(1,754)
Foreign currency translation adjustment, net of income tax				(32)	(32)
Balance at June 30, 2005	28,796,886	$43,663	($25,331)	($102)	$18,230

See Notes to Consolidated Financial Statements

INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year ended June 30,
	2005	2004
Cash flows from operating activities:
Net (loss) income	($1,754)	$646
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	1,176	717
Net provision for bad debt	172	-
Net provision for returns and price discounts	(390)	400
Net provision for inventory obsolescence	(39)	3
Extinguishment of debt	-	(76)
Loss (income) from discontinued operations	(341)	293
Gain on the sale of discontinued operations	(2,035)	(2,000)
Loss on disposal of assets	-	13
Gain on sale of product line	(53)	-
Stock based compensation charges	30	523
Gain on the sale of Design 3D	-	(59)
Changes in assets and liabilities:
Marketable securities	3,210	(2,925)
Receivables	1,027	(1,348)
Receivables Other	987	(1,000)
Inventories	(136)	(245)
Other current assets	(98)	(185)
Long term receivables	-	650
Trade accounts payable	760	872
Accrued and other liabilities	517	(643)
Deferred revenue	(34)	(45)
Operating cash provided by (used in) discontinued operations	1, 344	(288)
Net cash provided by (used in) operating activities	$4,343	($4,697)
Cash flows from investing activities:
Proceeds from sale of discontinued operations	258	2,000
Acquisition of product lines	(43)	(1,290)
Acquisition of subsidiary	(1,328)	(1,982)
Purchases of equipment	(120)	(419)
Software development costs and in-process technologies	(64)	(80)
Purchase of domain names	(9)	(2)
Purchase of trademark	(1)	-
Note to related party	371	(350)
Cash provided by (used in) by discontinued operations in investing activities	471	(539)
Net cash used in investing activities	($465)	($2,662)
Cash flows from financing activities:
Proceeds from borrowings	400	350
Repayments of notes	(2,349)	(536)
Proceeds from warrants and options exercised	214	253
Settlement of note payable (Imageline)	-	(160)
Cash used in discontinued operations in financing activities	(504)	(150)
Net cash used in financing activities	($2,239)	($243)
Effect of exchange rate change on cash and cash equivalents	(32)	(8)
Net increase (decrease) in cash and cash equivalents	1,607	(7,610)
Cash and cash equivalents at beginning of year	2,740	10,350
Cash and cash equivalents at end of the year	$4,347	$2,740

See Notes to Consolidated Financial Statements

(In thousands)
	Fiscal Year ended June 30,
	2005	2004
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$225	$79
Income tax paid	2	-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Notes payable incurred in conjunction with acquisitions	645	5,878
Capital stock issued in conjunction with acquisitions	1,791	4,221
Warrants issued in conjunction with acquisitions	8	83
Stock options issued in conjunction with acquisitions	$108	$945

See Notes to Consolidated Financial Statements

INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Organization, Operations and Liquidity

International Microcomputer Software, Inc. was incorporated in California in November 1982. IMSI promotes and sells house plans and other services to consumers and builders over the Internet and develops and publishes CAD software and similar products targeted to small to medium-size businesses, professionals, and consumers.

Historically, we have financed our working capital and capital expenditure requirements primarily from short-term and long-term notes and bank borrowings, capitalized leases and sales of common stock. The sale of ArtToday to Jupitermedia in June 2003 and the sale of Allume to Smith Micro in July 2005 provided us with additional sources of funds to support future growth. We may also seek additional equity and/or debt financing to sustain our growth strategy. However, we believe that we have sufficient funds to support our operations at least for the next twelve months, based on our current cash position, equity sources and borrowing capacity. We believe that we will be able to obtain any additional financing required on competitive terms. In addition, we will continue to seek opportunities and discussions with third parties concerning the sale or license of certain product lines and/or the sale or license of a portion of our assets.

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

We are subject to the risks associated with similar companies in a comparable stage of growth and expansion. These risks include, but are not limited to, fluctuations in operating results, seasonality, a lengthy sales cycle, competition, a limited customer base, dependence on key individuals, dependence on international operations, foreign currency exchange rate fluctuations, product concentration, and the ability to adequately finance its ongoing operations

Principles of Consolidation

The consolidated financial statements include the accounts of IMSI and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of our consolidated financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our consolidated financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

Revenue Recognition

Revenue is recognized in accordance with American Institute of Certified Public Accountants Statement of Position SOP 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, With Respect to Certain Transactions. Revenue is recognized when persuasive evidence of an arrangement exists (generally a purchase order), product has been delivered, the fee is fixed and determinable, and collection of the resulting account is probable.

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

We sell our products to end-users through three main sales channels: republishers, distributors and resellers, as well as direct to end-users. Republishers pay based on the greater of minimum guaranteed royalties or actual royalties, according to the terms of the contract. We do not generally carry more than one month of receivables for republishers. Distributors and resellers are extended credit terms after establishing a positive history with us. Terms of 30 to 60 days are extended to distributors according to contract, and terms of 30 days are extended to resellers. Sales to direct and end users occur on cash or credit card terms.

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

No single customer accounted for greater than 10% of our gross revenues in any period presented.

Royalty Agreements

We have entered into agreements whereby we are obligated to pay royalties on software and content published. We generally pay royalties based on a percentage of sales on respective products or on a fee per unit sold basis. We expense software royalties as product costs during the period in which the related revenues are recorded.

Cash, Restricted Cash, and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of June 30, 2005, approximately $154,000 of our cash was held in foreign financial institutions for the benefit of our foreign subsidiaries. Those funds are not subject to any restrictions.

Marketable Securities

Some of the excess funds not needed for current operations are used to invest in marketable securities. All investments in securities are bought and sold through a registered broker; and, held principally for the purpose of selling them in the near term. Every month, we buy and sell security investments, thus continually changing our stock positions. Therefore, the investments in securities are classified as trading securities as defined in paragraph 12.a. of FAS 115. The unrealized holding gains and losses of these securities have been included in earnings in accordance with paragraph 13 of FAS 115.

Marketable securities are stated at fair value. Marketable securities maturing within one year that are not restricted are classified as current assets. We carry all of our marketable securities at fair value. As of June 30, 2005, we had $714,000 classified under investments in marketable securities on our balance sheet which we liquidated subsequent to fiscal year end.

Fair Value of Financial Instruments

The fair value of cash and cash equivalents, trade receivables, trade payables and debt approximates carrying value due to the short maturity of such instruments.

As of June 30, 2005 we had $714,000 classified under investments in marketable securities on our balance sheet representing the market value of our investment portfolio. The fair value of marketable securities is based upon quoted market prices. Subsequent to year end, the Company liquidated its entire portfolio of marketable securities for proceeds of approximately $550,000.

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

During the third quarter of fiscal 2004 and pursuant to an amended escrow agreement, Jupitermedia agreed to release from the escrow account, without additional cash consideration, 125,000 of the original 250,000 Jupitermedia common stock that were tendered as part of the consideration in the sale of ArtToday.

During the first quarter of fiscal 2005 and as provided for under the original escrow agreement, we elected to substitute the remaining 125,000 shares of Jupitermedia for approximately $500,000 in cash. This amount was to be released to us, net of any claims, on December 30, 2005.  Jupitermedia subsequently agreed to release this amount to us on June 20, 2005 in return for an $18,000 discount.

After their release from the escrow account the Jupitermedia common stock were deposited into our marketable securities account and were sold as market conditions allowed. All of our shares in Jupitermedia common stock had been sold by March 31, 2005.

In addition to the shares referenced above, the escrow account also included $1.3 million in cash to be released in two equal installments in June 2004 and December 2004.

The first installment payment of $650,000 was released to us on June 30, 2004 of which approximately $42,000 was paid to the former minority shareholders of ArtToday.

The second installment payment of $650,000 escrow balance was released to us on December 30, 2004 plus accrued interest. Approximately $42,000 of the remaining cash in escrow was paid to the former minority shareholders of ArtToday in January 2005.

Inventories

Inventories, consisting primarily of CD-ROMs, manuals, packaging, freight in, production costs and packing supplies, are valued at the lower of cost or market and are accounted for on the first-in, first-out basis. Management performs periodic assessments to determine the existence of obsolete, slow moving and non-salable inventories, and records necessary provisions to reduce such inventories to net realizable value. We recognize all inventory reserves as a component of product costs. As of June 30, 2005, we had $84,000 of inventory valuation reserve. Approximately $209,000 of our inventory was held by certain of our distributors under consignment arrangement as of June 30, 2005.

Fixed Assets

Fixed assets are stated at cost. Depreciation of furniture and equipment is computed using the straight-line method over the estimated useful lives of the respective assets of 3 to 5 years. Depreciation of software and computer equipment is computed using the straight-line method over an estimated useful life of 3 years.

Software Development Costs and License Fees

Costs incurred in the initial design phase of software development are expensed as incurred in research and development. Once the point of technological feasibility is reached, direct production costs are capitalized in compliance with Statement of Financial Accounting Standards SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. We cease capitalizing computer software costs when the product is available for general release to customers. Costs associated with acquired completed software are capitalized.

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

Other Intangible Assets

Other intangible assets other than goodwill represent Internet domain names, acquired customer lists and contracts, distribution rights and relationships, trade names and trademarks. These assets are amortized using the straight-line method over the estimated useful lives, generally five to eight years.

Goodwill

In accordance with SFAS No. 142, Goodwill and Intangible Assets, goodwill is being assessed for impairment annually (in our first fiscal quarter) or more frequently if circumstances indicate impairment. We have not recognized any impairment related to goodwill in either fiscal 2005 or fiscal 2004.

Impairment of Long Lived Assets

We review long-lived assets and identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. We assess these assets for impairment based on estimated undiscounted future cash flows from these assets. If the carrying value of the assets exceeds the estimated future undiscounted cash flows, a loss is recorded for the excess of the asset’s carrying value over the fair value. We did not recognize any impairment loss for long-lived assets in either fiscal 2005 or fiscal 2004.

Advertising Costs

We expense advertising costs as they are incurred. Advertising and related promotion expenses for the fiscal year ended June 30, 2005 and June 30, 2004 were $950,000 and $266,000, respectively. In conjunction with the sale of CADalog, we acquired the rights to advertise in CADalog’s website for one (1) year period following the closing of the transaction. $20,000 of the CADalog sale price was allocated to the prepaid advertising asset and is amortized at $1,667 a month for twelve months.

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

Stock Based Awards

We account for stock-based compensation plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, under which no compensation cost is recognized in the financial statements for employee stock arrangements when grants are made at fair market value. We have adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock Based Compensation” as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure.

In February 2000, we canceled approximately 870,000 common stock options held by existing employees and replaced those options with new options with a revised expiration date. The canceled options had a weighted average exercise price of $3.51 per share, and the reissued options are exercisable at $0.75 per share. This cancellation and re-grant meets the definition of a re-pricing under FIN 44, and the reissued options are being accounted for as variable plan accounting. Under variable plan accounting, we recognize an expense or benefit equal to the per share change in the share value until the underlying options expires or is exercised. During fiscal year 2005 and 2004, we recognized a $500 benefit and a $15,000 expense respectively related to stock options.

Had compensation cost for the stock-based compensation plans been determined based upon the fair value at grant dates for awards under those plans consistent with the method prescribed by SFAS 123, net income would have been charged the pro forma amounts indicated below. The pro forma consolidated financial information should be read in conjunction with the related historical information and is not necessarily indicative of actual results.

(In thousands, except per share amounts)
	Fiscal Year ended June 30,
	2005	2004
Net income (loss), as reported	($1,754)	$646
Intrinsic compensation charge recorded under APB 25	30	508
Pro Forma compensation charge under SAS 123, net of tax	(684)	(1,834)
Pro Forma net loss	(2,408)	(680)
Earnings Per Share:
Basic—as reported	($0.06)	$0.03
Basic—pro forma	($0.09)	($0.02)

Diluted—as reported	($0.06)	$0.03
Diluted—pro forma	($0.09)	($0.02)

The fair value of each option granted was estimated on the date of the grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Fiscal Year ended June 30,
	2005	2004
Risk-free interest rates	4.19%	4.14%
Expected dividend yields	0%	0%
Expected volatility	66%	72%
Expected option life (in years)	10	10

The weighted average fair values as of the grant date for grants made in fiscal 2005 and 2004 were $0.84 and $1.44, respectively.

We have granted options and warrants to certain key consultants which resulted in non-cash expenses recognized as of June 30, 2005. Non-cash expenses for grants to non-employees were recorded at the time of options and warrant grants, and calculated using the Black-Scholes method of valuation. The non-cash expense for stock based compensation has been as follows:

(In thousands)
	Fiscal Year ended June 30,
	2005	2004
Sales Adjustments	$21	$21
Sales and Marketing	--	13
General and Administrative	5	472
Research and Development	4	2
Total charge to earnings	$30	$508

Recent Accounting Pronouncements

Accounting Changes and Error Corrections - In June 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections SFAS No. 154. FAS 154 replaces APB Opinion No. 20, “Accounting Changes” and FAS No. 3, Reporting Accounting Changes in Interim Financial Statement”. FAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. FAS 154 also requires that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a “restatement”. FAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The implementation of FAS 154 is not expected to have a material impact on the Company’s consolidated financial statements.

Share-Based Payment - revision of SFAS 123, Accounting for Stock-Based Compensation - In December 2004, FASB issued Statement of Financial Accounting Standards SFAS No. 123 (Revised 2004), Share-Based Payment. The new pronouncement replaces the existing requirements under SFAS No.123 and APB 25. According to SFAS No. 123 (R), all forms of share-based payments to employees, including employee stock options and employee stock purchase plans, would be treated the same as any other form of compensation by recognizing the related cost in the Statement of Operations. This pronouncement eliminates the ability to account for stock-based compensation transactions using APB No. 25 and generally would require instead that such transactions be accounted for using a fair-value based method. FASB concluded that, for small business issuers, SFAS No. 123 (R) is effective for awards and stock options granted, modified or settled in cash in annual periods beginning after December 15, 2005. SFAS No. 123 (R) provides transition alternatives for public companies to restate prior interim periods or prior years. We are in the process of evaluating the impact of this standard on our Statement of Operations.

Exchanges of Non-Monetary Assets—an amendment of APB Opinion No. 29 - In December 2004, FASB issued SFAS 153, Exchanges of Non-Monetary Assets—an amendment to APB Opinion No. 29. This statement amends APB 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Adoption of this statement is not expected to have a material impact on our results of operations or financial condition.

Inventory Costs—an amendment of ARB No. 43, Chapter 4 - In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. The standard requires that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. We do not expect the adoption of this standard to have a material effect on our financial position or consolidated results of operations.

Reclassifications

Reclassifications have been made to the amounts reported in 2004 to conform to the current year presentation. The amounts reported for fiscal 2005 and 2004 present the results of operations for Allume as discontinued operations due to the sale of Allume on July 1, 2005.

Also, the amounts reported for fiscal 2004 include the results of operations for ArtToday and Keynomics as discontinued operations due to the sale of ArtToday on June 30, 2003 and the sale of Keynomics on July 29, 2004.

2.	Discontinued operations

Sale of Allume

On July 1, 2005, we sold 100% of the issued and outstanding capital stock of Allume to Smith Micro Software, Inc. for $11 million cash and 397,547 unregistered shares of its common stock, having a market value (based on a ten day trading average covering $4.40) of $1.75 million. A portion of the purchase price, including $1.25 million cash and shares of common stock having a closing date market value of $750,000 is deposited in an indemnity escrow to secure certain representations and warranties included in the stock purchase agreement. As a result of this sale, we have categorized the operations of this subsidiary as discontinued and we expect, in the quarter ending September 30, 2005, to record the results of the sale of Allume which is currently calculated as a loss of approximately $260,000 but is subject to change based upon the release of escrowed consideration.

Reclassifications have been made to the amounts reported in fiscal 2004 to conform to the current year presentation.

Sale of Keynomics

In the fourth quarter of fiscal 2004, we evaluated the Keynomics business and its long term prospects. As a result of that analysis and given our focus on direct marketing and the on-line distribution of precision design content, we determined that Keynomics no longer represented a strategic fit for our company. That process concluded with the sale of the unit in July 2004. The acquiring entity (Keynomics, L.L.C.) will continue to provide ergonomic and keyboard training using the KeySoft Performance System for worker-related safety, productivity, and ergonomic compliance improvements. As part of the consideration, which consisted mainly of cash with the potential for additional cash consideration based on the achievement of certain revenue targets, we acquired a ten (10%) ownership interest in Keynomics, L.L.C. We recorded a gain on the sale of the Keynomics, Inc. assets of approximately $53,000 during fiscal 2005.

Under generally accepted accounting principles in the United States, Keynomics operating results for the fiscal years ended June 30, 2005 and 2004 have been accounted for as discontinued operations.

Simultaneous with this transaction, we entered into a non-exclusive licensing agreement to sell and distribute subscriptions of the TurboTyping On-line product for Keynomics, L.L.C. for the education market.

Reclassifications have been made to the amounts reported in fiscal 2004 to conform to the current year presentation.

Sale of ArtToday

As previously disclosed in our annual report on Form 10-KSB for the fiscal year ended June 30, 2003, we sold ArtToday, Inc, our wholly-owned subsidiary based in Arizona, to Jupitermedia Corporation in June 2003.

During the fourth quarter of fiscal 2005 we recorded a gain of $2.0 million from the sale of discontinued operations representing the successful achievement of the third earn-out from the sale of ArtToday. The full amount of the $2.0 million was paid by Jupitermedia per the stock purchase agreement on August 15, 2005.

In addition, during the second and fourth quarters of fiscal 2004, we recorded gains of $1.0 million and $1.0 million, respectively from the sale of discontinued operations representing the successful achievement of the first and second earn-outs from the sale of ArtToday to Jupitermedia Corporation in June 2003.

3.	Product Line and Other Acquisitions

Acquisition of Abbisoft House Plans, Inc.

As previously disclosed in our quarterly report on Form 10-QSB for the quarter ended September 30, 2004, we completed a stock purchase agreement on September 28, 2004 whereby we acquired all the outstanding stock of Abbisoft , an on-line provider of stock house plans which operates the homeplanfinder.com website. The approximately $2.1 million consideration for the acquisition was paid in a combination of cash (including cash held in escrow), notes payable (secured by the acquired business) and 500,000 unregistered shares of IMSI common stock valued at $1.0067 per share.

In April 2005 we amended the Abbisoft stock purchase agreement whereby the seller agreed to release the cash being held in escrow to us in exchange for payment in the amount of $40,000 and the issuance of 27,273 additional restricted shares of IMSI common stock.

This transaction was not deemed to be a material business combination, therefore, no pro forma results are required under the Statement of Financial Accounting Standards No. 141. We do not expect the goodwill associated with this acquisition to be deductible for tax purposes.

Amendment to the Allume Acquisition Agreement

In September 2004, IMSI and Monterey Bay Tech, Inc. (MBYI), formerly known as Aladdin Systems Holdings, Inc. amended the portion of the purchase agreement which called for earn-outs to be paid based on the achievement of certain revenue targets. The earn-out payments were converted from contingent obligations to fixed obligations as follows:

•
The first earn out payment of $666,667 which could have been due on April 19, 2005 became fully earned as of the amendment date and would have been paid on June 2, 2005. In April 2005, we further amended the purchase agreement whereby we agreed to use our best efforts to ensure that the registration statement referenced below remained effective until June 29, 2005. In exchange, MBYI agreed to extend the due date of the earn-out described above from June 2, 2005 to August 15, 2005. This payment was made on August 18, 2005.

•
The second and third earn-out payments were terminated in consideration of the issuance of shares of the common stock of IMSI priced as of the closing bid price on the date of the amendment.  As a result, during the first quarter of fiscal 2005, we issued to MBYI an additional 1,065,807 shares of our common stock, with a value of $1,033,867, in a transaction exempt from registration under Section 4(2) of the Securities Act.

The $1.7 million value of the fixed obligations described above was allocated to goodwill.

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

The table below details the consideration paid for acquisitions and amendments to prior acquisitions, completed during the fiscal year ended June 30, 2005 and the allocation of that consideration to the tangible and intangible assets acquired.

(In thousands)
Internet Content Segment
Aggregate Non Material Transactions

Consideration
Cash	$1,275
Escrowed cash	40
Notes	275
Common stock	538
Less: Cash on hand	(104)
Legal & escrow fees	33
Broker fees (cash & warrants)	43
Total Consideration	2,100

Purchase Price Allocation

Assumed liabilities	(128)

Tangible Assets
Inventory	1
Prepaid expenses	6
Accounts receivable	10
Total Tangible Assets	17

Intangible Assets
Identifiable Assets		Estimated Useful Life
Customer list	220	3 years
Domain names	603	5 years
Total Identifiable Assets	823

Unidentifiable Assets
Goodwill	1,388	Indefinite
Total Unidentifiable Assets	1,388

Total Intangible Assets	2,211

Total	$2,100

4.	Fixed Assets

Fixed assets consist of the following:

(In thousands)
June 30, 2005
Computer and office equipment	$651
Software	530
Building improvements	119
Subtotal	1,300
Accumulated depreciation	(923)
Fixed assets, net	$377

We incurred depreciation expenses of $163,000 and $100,000 for the fiscal years ended June 30, 2005 and 2004 respectively.

5.	Intangible Assets

Software Development Costs and License Fees, Net

Capitalized software development costs and license fees, net, consist of the following:

(In thousands)
June 30, 2005
Acquired cost	$2,010
Accumulated amortization	(1,516)
Capitalized software, net	$494

Domain Names, Net

Capitalized domain names, net, consist of the following:

(In thousands)
June 30, 2005
Acquired cost	$2,188
Accumulated amortization	(614)
Capitalized domain names, net	$1,574

Distribution Rights, Net

Capitalized distribution rights, net, consist of the following:

(In thousands)
June 30, 2005
Acquired cost	$208
Accumulated amortization	(38)
Distribution rights, net	$170

Customer Lists, Net

Capitalized customer lists, net, consist of the following:

(In thousands)
June 30, 2005
Acquired cost	$515
Accumulated amortization	(189)
Customer lists, net	$326

Goodwill

In accordance with SFAS No. 142, Goodwill and Intangible Assets, goodwill is being assessed for impairment annually (in our first fiscal quarter) or more frequently if circumstances indicate impairment. We had goodwill in the amount of $2,090,000 as of June 30, 2005 mainly related to the acquisitions we made in the internet content segment during fiscal 2005 and 2004. We have not recognized any impairment related to goodwill in either fiscal 2005 or fiscal 2004.

Amortization Expense

The following table summarizes the actual and estimated amortization expense for our intangible assets for the periods indicated (in thousands):

(In thousands)
	Fiscal Year ending June 30,
	2004	2005	2006	2007	2008	2009	2010
	Actual		Estimate
Capitalized Software	$323	$438	$354	$137	$3	$0	$0
Capitalized Domain Names	210	408	438	437	437	230	32
Capitalized Distribution Rights	39	36	35	35	34	34	32
Capitalized Customer Names	57	131	142	85	44	44	11
Total amortization expense	$629	$1,013	$969	$694	$518	$308	$75

6.	Debt

The following table details our outstanding debt as of June 30, 2005:

(In thousands)
June 30, 2005
Short-Term
Acquisition related obligations
Monterey Bay Tech, Inc.	$2,667
All other acquisition related obligations	97
Subtotal Short-Term	$2,764

Long-Term
Acquisition related obligations
All other acquisition related obligations	230
Subtotal Long Term	$230

A 4% secured promissory note to MBYI with the final payment during May 2007 comprised $2.0 million of the short term obligation. In connection with this transaction, MBYI also was owed $667,000, non-interest bearing and due in August 2005. Cardiff Consultants, Ltd. was owed non-interest bearing amounts with the final payment due September 2006, with $94,000 and $61,000 fair value classified as short term and long term debt, respectively. ULTRYX, Inc. was owed non-interest bearing amounts with the final payment due February 2012, shown as $168,000 in long term debt.

The following table details the repayments of the debt detailed above over the next five years ending June 30, 2010:

(In thousands)
	Fiscal Year ending June 30,
	2006	2007	2008	2009	2010 and beyond
Short Term Debt	$2,764	$-	$-	$-	$-
Long Term Debt	-	63	-	35	132
Total Repayments	$2,764	$63	$-	$35	$132

Subsequent to fiscal year end, and following the sale of Allume, we repaid the balance of all of the liabilities related the acquisition of Allume.

Also subsequent to fiscal year end, we issued on July 1, 2005 a 15%, $850,000 revolving note to a lender secured by accounts receivable. The balance including all accrued interest is due on September 30, 2005.

7.	Accrued and Other Liabilities

Accrued and other liabilities consist of the following:

(In thousands)
June 30, 2005
Accrued & other liabilities
Employee bonuses	$912
Payroll & benefits	257
Audit & legal	208
Lease termination	156
Royalties	111
Payroll taxes	81
Other	146
Total accrued & other liabilities	$1,871

8.	Realized / Unrealized Gain on Marketable Securities

The following table details the net gains and losses we recognized during fiscal years 2005 and 2004.

(In thousands)

	Gain (loss) on marketable securities for the fiscal year ended June 30, 2005
	Realized	Unrealized			Total
Description		Reversal of unrealized gain or loss recognized in prior periods	Unrealized gain or loss for the year ended June 30, 2005	Sub total Unrealized gain / (loss)

Jupitermedia common stock	$2,094	($2,146)	$212	($1,934)	$160
Other stock in investment portfolio	(33)	148	(317)	(169)	(202)
Total	$2,061	($1,998)	($105)	($2,103)	($42)

	Gain (loss) on marketable securities for the fiscal year ended June 30, 2004
	Realized	Unrealized			Total
Description		Reversal of unrealized gain or loss recognized in prior periods	Unrealized gain or loss for the year ended June 30, 2004	Sub total Unrealized gain / (loss)

Jupitermedia common stock	$489	-	$1,934	$1,934	$2,423
Other Stock in investment portfolio	96	-	48	48	144
Total	$585	-	$1,982	$1,982	$2,567

9.	Marketable Securities Activity

(In thousands)
	Fiscal Year ended June 30,
	2005	2004
Purchases	($3,926)	($2,402)
Proceeds from sales of securities	7,965	1,197
Realized gain	(2,061)	(586)
Unrealized loss	2,103	(1,982)
Increase to cash held by brokerage firm	(25)	-
Borrowings from (repayment of ) margin account	(882)	845
Interest and dividends earned	(1)	(0)
Margin interest paid	37	3
Total	$3,210	($2,925)

10.	Interest and Other, net

Interest and other expense, net, include interest expense, interest income, foreign currency transaction gains and losses, and other non-recurring items. The following table summarizes the components of interest and other, net for fiscal 2005 and 2004:

(In thousands)
	Fiscal Year ended June 30,
			Change from previous year
	2005	2004
	$	$	$ Increase / (Decrease)%
Interest & Other, net
Interest expense	($225)	($78)	($147)	188%
Interest income	104	83	21	25%
Foreign exchange gain	30	9	21	233%
Other income	-	51	(51)	-100%
Total Interest & Other, Net	($91)	$65	($156)	-240%

The increase in interest expense for fiscal 2005 was mainly the result of the interest we incurred on the acquisitions-related notes and interest incurred on our short term financing activities.

On September 18, 2003, we received a 15% one-year note from Digital Creative Development Corporation (DCDC), an affiliate of the Company, upon extending a loan to DCDC in the amount of $350,000 (the “15% Note”). The note was due, with interest, on September 18, 2004 and was secured by 400,000 shares of IMSI’s stock held by DCDC. The maturity of this note was subsequently extended to May 31, 2005 in exchange for a full payment of the then accrued interest, a payment of $25,000 against the principal amount and an increase in the collateral attached to the note. Concurrent with delivery of the 15% Note, DCDC repaid the entire principal portion of a $50,000 note (the “4% Note”) previously made in favor of IMSI on February 25, 2003. The 4% Note, due on February 25, 2004, was unsecured and carried a 4% interest rate. This note had been previously recorded as a fully reserved receivable as it was unsecured. The reversal of the reserve upon the repayment of the 4% Note was consequently accounted for as other income during fiscal 2004.

On January 31, 2005, we sold the DCDC 15% Note to Mag Multi Corp (Mag Multi), a New York corporation for $343,000, representing the principal balance and all accrued interest as of the date of the transfer. This amount was received in its entirety on February 10, 2005. Interest income during fiscal year 2005 included approximately $70,000 of interest income relating to the DCDC 15% Note.

11.	Gain on extinguishment of Debt

During fiscal 2004, we recognized a gain of $76,000 from the extinguishment of debt primarily relating to the settlement of liabilities related to assets under a capital lease.

12.	Related Party Transactions

Note Receivable from Related Party - DCDC 15% Note

On January 31, 2005, we sold the DCDC 15% Note to Mag Multi Corp (Mag Multi), a New York corporation for $343,000, representing the principal balance and all accrued interest as of the date of the transfer. This amount was received in its entirety on February 10, 2005. The DCDC note was a 15% one-year note we received on September 18, 2003 from Digital Creative Development Corporation upon extending a loan to them in the amount of $350,000. This note was secured by 400,000 shares of IMSI’s stock held by DCDC and was originally due on September 18, 2004. The maturity of this note was subsequently extended to May 31, 2005 in exchange for a full payment of the then accrued interest, a payment of $25,000 against the principal amount and an increase in the collateral securing the note.

Consulting Agreement

On May 1, 2003, we entered into a consulting agreement with Mr. Bruce Galloway, chairman of our board of directors, to provide services to the Company related to potential acquisitions and divestitures. In return for his services, Mr. Galloway could be entitled to a fee from zero to $200,000 for each such transaction dependent on his involvement and the consideration received or paid by us as a result of the transactions. Mr. Galloway was not compensated under this agreement in fiscal 2004 or 2005.

13.	Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

We were named as one of a number of co-defendants in a suit filed in the State of New York by Xand Corporation who has asserted a claim in the amount of $270,000 arising out of a contract with Allume Systems, Inc. which would apply to periods during our fiscal years 2004 through 2007. We believe under some circumstances, we may be contractually indemnified against the claim. We believe the claims are without merit and intend to defend the actions vigorously, if required. While we believe there is no legal basis for liability, due to the uncertainty surrounding the litigation process, we are unable to reasonably estimate a range of loss, if any, at this time.

In addition, we are subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

14.	Employee Benefit Plan

We have a defined contribution plan, which qualifies under Section 401(k) of the Internal Revenue Code for employees meeting certain service requirements. The plan allows eligible employees to contribute up to the annual maximum as defined by the Internal Revenue Service; to include catch-up contribution for individuals age 50 or older. At the discretion of the board of directors, IMSI may also make contributions each year for the benefit of all eligible employees under the plan. Discretionary contributions for the years ended June 30, 2005 and 2004 were $71,000 and $23,000, respectively.

15.	Employee Stock Incentive Plans and Equity Related Transactions

Stock Options

During fiscal 2004, we adopted a new stock option plan “The 2004 Incentive Stock Option Plan” (the “2004 Plan”). Our Board of Directors and shareholders adopted the predecessor to the 2004 Plan, the 1993 Incentive Option Plan on June 30, 1993 (the “1993 Plan”). The purpose of the 2004 and the 1993 Plans was to further the growth and general prosperity of IMSI by enabling our employees to acquire our common stock, increasing their personal involvement in the Company and thereby enabling IMSI to attract and retain our employees.

Under existing federal tax laws, certain benefits are not applicable to stock options granted under plans adopted more than ten years prior. In particular, options granted more than ten years after adoption of the 1993 Plan are not eligible for incentive stock option treatment within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended. IMSI believes that the ability to grant incentive stock options to its employees is critically important.  We hope to offer incentive compensation to such employees on par with those provided by our competition and others in the high-tech industry. In addition, tax laws and incentive compensation policies have changed since adoption of the 1993 Plan. As a result, our Board of Directors has adopted and our shareholders approved the 2004 Plan to permit IMSI to offer a wide range of incentives, including incentive and non-statutory stock options and stock purchase rights.

The 2004 Plan provides for the granting of options to purchase up to an aggregate of 4,000,000 common shares to employees, directors and other service providers of IMSI. Any options that expire prior to exercise will become available for new grants from the “pool” of ungranted options. Options that are granted under the 2004 Plan may be either options that qualify as incentive stock options under the Internal Revenue Code (“Incentive Options”), or those that do not qualify as such incentive stock options (“Non-Qualified Incentive Options”).

The 2004 Incentive Options may not be granted at a purchase price less than the fair market value of the Common Shares on the date of the grant (or, for an option granted to a person holding more than 10% of the Company’s voting stock, at less than 110% of fair market value) and Non-Qualified Incentive Options may not be granted at a purchase price less than 85% of fair market value on the date of grant.

The term of each option, under the 2004 plan, which is fixed at the date of grant, may not exceed ten years from the date the option is granted (by law, an Incentive Option granted to a person holding more than 10% of the Company’s voting stock may be exercisable only for five years). At June 30, 2005, 931,728 options were available for future grants under the 2004 plan.

The 1993 Employee Incentive Plan, as amended, permitted us to grant options to purchase up to 2,925,000 shares of common stock to employees, directors and consultants at prices not less than the fair market value at date of grant for incentive stock options and not less than 85% of fair market value for non-statutory stock options. These options generally expire 10 years from the date of grant and become exercisable ratably over a 3 to 5-year period. The plan expired on June 30, 2003. At June 30, 2005, no shares were available for future grants under the 1993 plan.

Option activity under the 2004 and 1993 Plans are as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, June 30, 2003	2,260,753	$0.66
Granted (weighted average fair value of $1.44)	1,374,562	1.52
Exercised	(376,116)	0.42
Cancelled	(90,954)	0.85
Outstanding, June 30, 2004	3,168,245	$1.05
Granted (weighted average fair value of $0.84)	1,855,864	1.10
Exercised	(309,179)	0.57
Cancelled	(207,001)	1.24
Outstanding, June 30, 2005	4,507,929	$1.10

Warrants

Warrants have been granted from time to time in conjunction with financings, debt settlements, Board of Directors and employee compensation and consulting arrangements. Warrant activity is as follows:

	Number of Warrants	Average Exercise Price
Outstanding, June 30, 2003	6,256,577	$1.16
Granted (weighted average fair value of $0.85)	1,451,667	1.46
Exercised	(365,000)	0.30
Exercised - cashless	(200,000)	-
Expired	(185,000)	0.96
Outstanding, June 30, 2004	6,958,244	$1.30
Granted (weighted average fair value of $0.59)	245,000	1.13
Exercised	(95,000)	0.39
Exercised - cashless	(560,000)	-
Expired	(150,000)	0.45
Outstanding, June 30, 2005	6,398,244	$1.40

Other Information Regarding Stock Options and Warrants

Additional information regarding common stock options and warrants outstanding as of June 30, 2005 is as follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
$0.20-$0.60	333,106	7.04	0.36	331,189	0.36
$0.61-$0.71	461,926	7.82	0.69	460,260	0.69
$0.72-$1.06	1,063,405	7.10	0.87	880,903	0.85
$1.07-$1.44	2,040,183	9.45	1.23	1,688,247	1.36
$1.45-$4.17	609,309	8.67	1.71	15,750	3.65
	4,507,929		1.09	3,376,349	1.06

Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
$0.20	150,000	0.20	150,000	0.20
$0.45 - $0.46	927,500	0.46	927,500	0.46
$0.50 - $0.75	391,953	0.58	391,953	0.58
0.81	2,737,500	0.81	2,737,500	0.81
$0.86 - $1.16	1,092,000	1.07	1,092,000	1.07
$1.21 - $2.30	705,000	1.86	670,000	1.90
$5.00 - $14.85	394,291	9.05	394,291	9.05
	6,398,244		6,363,244

16.	Commitments

Future minimum payments for leases are as follows:

(In thousands)
	Fiscal Year	Operating Leases
	2006	$623
	2007	264
	2008	38
	2009	12
	2010 and after	--
Total minimum payments		$937
Less amount representing interest		--
Less current portion		623
Long-term portion		$314

For the twelve months ending June 30, 2005 and 2004 we recognized $363,000 and $217,000, respectively, as rental expense related to operating leases.

17.	Income Taxes

The provision for taxes on income was comprised of the following:

(In thousands)
	Fiscal Year ended June 30, 2005	Fiscal Year ended June 30, 2004
Current:
Federal	$-	$118
State	25	(100)
Foreign	-	20
Total tax provision	$25	$38

Deferred tax balances consist of the following:

(In thousands)
	June 30, 2005	June 30, 2004
Current tax assets
Allowance for doubtful accounts and returns	99	289
Inventory reserve	366	50
Accrued employer liabilities	98	180
Accrued royalties	--	60
State tax	(724)	--
Installment receivables	(583)	--
Total current tax assets	(744)	579

Non-current tax assets
Net operating loss carry forward	14,313	13,814
Credits	441	426
Package design costs	--	26
Fixed assets	77	11
Purchased intangibles	2,974	2,796
Loss on investment in subsidiaries in liquidation	--	--
Deferred rent	--	22
Total non-current assets	17,805	17,095

Gross deferred tax assets	17,061	17,674
Unrealized appreciation	52	(808)
Valuation allowance	(17,113)	(16,866)

Net deferred tax assets	$--	$--

At June 30, 2005, IMSI had an operating loss carry forward of approximately $37.2 million for federal tax purposes and approximately $14.6 million for state tax purposes, which expire in various amounts through 2024.

The federal net and state net operating losses begin to expire in 2119, and 2009 respectively. Use of the net operating losses may be limited in the event of an ownership change as defined by the Internal Revenue Code.

The effective tax rate differs from the federal statutory rate for the years ended June 30, 2005 and 2004 as follows:

(In thousands)
	Fiscal Year ended June 30, 2005	Fiscal Year ended June 30, 2004
Federal tax at 35% statutory rate	(545)	$239
State tax provision, net of federal benefit	(82)	117
Change in valuation allowance	54	(266)
Book / tax difference in gain on sale of ArtToday	--	(82)
State tax credits	--	--
Other	598	30
Total income tax provision (benefit)	$25	$38

The components of the provision related to continuing operations and discontinued operations are as follows:

	Fiscal Year ended June 30, 2005	Fiscal Year ended June 30, 2005
Continuing operations	$25	$38
Discontinued operations	--	--
Total tax provision	$25	$38

18.	Earnings per Share - Potentially Dilutive Securities

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

	Fiscal Year ended June 30,
	2005	2004
Basic Weighted Average Shares Outstanding	27,694,435	22,838,415

Total Stock Options Outstanding	4,647,624	3,168,245
Less: Anti Dilutive Stock Options due to loss	(4,647,624)	(3,168,245)

Total Warrants Outstanding	6,398,244	6,958,244
Less: Anti Dilutive Warrants due to loss	(6,398,244)	(6,958,244)

Diluted Weighted Average Shares Outstanding	27,694,435	22,838,415

19.	Segment Information

We have two reportable operating segments which are based on our product families that generate revenues and incur expenses related to the sale of our software and Internet content. All inter-company amounts are eliminated through consolidation. Certain general and administrative expenses are allocated among our different segments based on each segment’s contribution to total revenue.

(In thousands)
	Fiscal Year ended June 30, 2005			Fiscal Year ended June 30, 2004
	Software Segment	Internet Content Segment	Total	Software Segment	Internet Content Segment	Total
Net revenues	$9,527	$4,347	$13,874	$8,831	$1,186	$10,017
Gross margin	6,473	2,520	$8,993	5,770	597	$6,367
Operating loss	(3,649)	(376)	($4,025)	(3,365)	(412)	($3,777)
Total Assets	$22,578	$3,837	$26,415	$27,170	$1,094	$28,264

The following table details the geographical breakdown in our net revenues and total assets by geographic location. The international column includes revenues relating to our German and Australian wholly owned subsidiaries, IMSI GmbH and IMSI Australia PTY and sales derived from international distribution and republishing agreement we have in Europe (France, England), Asia (Japan and China) and Australia. The international column also includes the total assets held by our German and Australian wholly owned subsidiaries.

(In thousands)
	Fiscal Year ended June 30, 2005			Fiscal Year ended June 30, 2004
	Domestic	International	Total	Domestic	International	Total
Net revenues	$11,538	$2,336	$13,874	$8,258	$1,759	$10,017
Total Assets	$25,868	$547	$26,415	$27,609	$655	$28,264

20.	Unaudited Quarterly Financial Information

The following selected financial data represents unaudited interim financial information and should be read in conjunction with our audited consolidated financial statements, including the related notes, and Item 6 - Management’s Discussion and Analysis or Plan of Operations located elsewhere in this annual report of Form 10-KSB:

(In thousands)
	Fiscal 2005		Fiscal 2004
Quarter ended	Net Revenues	Net (loss) income	Net Revenues	Net (loss) income
September 30	$3,135	($275)	$1,621	($400)
December 31	3,478	129	2,356	402
March 31	3,799	(386)	2,713	548
June 30	3,462	(1,222)	3,327	96
Totals	$13,874	($1,754)	$10,017	$646

21.	Subsequent Events

The Weinmaster Homes, Ltd. acquisition

On July 1, 2005, Houseplans, Inc, our wholly owned subsidiary consummated the acquisition of all the stock of Weinmaster Homes, Ltd. (WHL), pursuant to a Stock Purchase Agreement, dated July 1, 2005, between Weinmaster Homes, Ltd., Bruce Weinmaster and Janice Weinmaster and Houseplans, Inc.

The purchase price of approximately $4.0 million was comprised as follows:

(In millions)
Description	Amount
Fair value of common stock	$ 1.0
Cash	2.0
Promissory note	1.0
Total	$ 4.0

The fair value of our common stock was determined based on 826,583 shares issued and priced using the average market price of our common stock over the five day period immediately preceding and including June 28, 2005.

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values was as follows:

(In millions)
Description	Amounts (unaudited)
Cash acquired	$0.3
Other tangible assets acquired	0.2
Amortizable intangible assets
Domain names	0.6
Designer agreements / relationships	0.8
Broker agreements / relationships	0.2
Proprietary plans	0.6
Customer lists	0.0
Goodwill	1.5
Liabilities assumed	(0.2)
Total	$4.0

The assets will be amortized or depreciated over a period of years shown on the following table:

Description	Estimated remaining life (years)
Tangible assets
Furniture and equipments	3 - 5
Software and computer equipment	3
Amortizable intangible assets
Trade names / trademarks / domain names	5 - 8
Designer agreements / relationships	5 - 8
Broker agreements / relationships	5 - 8
Proprietary plans	15 - 20
Customer lists	1 - 2

A preliminary estimate of $1.5 million has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, and is not deductible for tax purposes. Goodwill will not be amortized and will be tested for impairment at least annually. The purchase price allocation for WHL is subject to revision as more detailed analysis is completed and additional information on the fair value of WHL's assets and liabilities becomes available. Any change in the fair value of the net assets of WHL will change the amount of the purchase price allocable to goodwill.

This transaction was not deemed to be a material business combination, therefore, no pro forma results are required under the Statement of Financial Accounting Standards No. 141. We do not expect the goodwill associated with this acquisition to be deductible for tax purposes.

The following attributes of the combination of the WHL and Houseplans businesses were considered significant factors to the establishment of the purchase price, resulting in the recognition of goodwill:

WHL is the operator of the #2 Google ranked globalHouseplans.com website as well as the Canadian focused Weinmaster.com. WHL, one of the leading marketers of stock house plans in Canada, has operated its plans business in the United States and Canada for more than twenty-five years, and is one of the leading innovators in the market. In addition to more than 14,800 plans available to customers, which includes over 500 proprietary Weinmaster plans, WHL has an impressive array of content and tools to help homeowners and their builders economically build their dream homes. Potential operating synergies are anticipated to arise and are more likely to include sales growth from joint marketing programs, utilization of best practices developed in each organization, shared content and reduced common product development costs and limited reductions in administrative costs.

The sale of Allume

On July 1, 2005, we sold 100% of the capital stock of our wholly owned subsidiary, Allume Systems, Inc. to Smith Micro Software, Inc. for $11 million in cash and 397,547 unregistered shares of its common stock, having a closing date market value (based on the ten (10) trading days ended June 29, 2005) of $1.75 million. A portion of the purchase price is deposited in an indemnity escrow to secure certain representations and warranties included in the stock purchase agreement. As a result of this sale, we have categorized the operations of this subsidiary as discontinued and we expect, in the quarter ending September 30, 2005, to record the results of the sale of Allume which is currently calculated as a loss of approximately $260,000 but is subject to change based upon the release of escrowed consideration.

Plan of Merger with AccessMedia

On August 8, 2005, IMSI, ACCM Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of IMSI (also referred to as Merger Sub), AccessMedia Networks, Inc., a Delaware corporation and the stockholders of AccessMedia entered into an Agreement and Plan of Merger, under which Merger Sub will be merged with and into AccessMedia, with AccessMedia continuing after the Merger as the surviving corporation and a wholly-owned subsidiary of IMSI.

Under the Agreement, IMSI will issue 25 million shares of common stock to AccessMedia’s stockholders at the closing, representing approximately 45% of IMSI’s outstanding stock at such time. Following the closing, IMSI may issue up to 46 million additional shares to AccessMedia’s stockholders if AccessMedia achieves certain revenue goals prior to December 31, 2008 (subject to certain extensions as provided in the Agreement). The closing of the transaction is anticipated to occur in the fourth calendar quarter of 2005. Concurrent with the closing, IMSI intends to change its name to Broadcaster, Inc. and reincorporate in the state of Delaware.

The Agreement has been approved by the Boards of Directors of IMSI and AccessMedia, and the transactions contemplated thereby are subject to the approval of the shareholders of IMSI and other customary closing conditions.

In connection with the Merger, IMSI will file a proxy statement for IMSI’s special stockholder meeting with the Securities and Exchange Commission. IMSI and its directors and its executive officers may be deemed, under SEC rules, to be soliciting proxies from IMSI’s shareholders in favor of the proposed merger. Information regarding the identity of these persons, and their interests in the solicitation, will be set forth in a Schedule 14A to be filed with the SEC.

Concurrently with execution of the Agreement, IMSI entered into a Joint Operating Agreement, under which IMSI agreed to loan AccessMedia up to $3.0 million prior to the closing of the Merger pursuant to a joint operating plan and an operating budget to be delivered to a joint operating committee comprised of representatives of IMSI and AccessMedia. In addition, IMSI agreed to fund up to $7.0 million of net working needs of the surviving entity if certain operating milestones are achieved.

Item 8- Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On January 18, 2005, the Audit Committee of the Board of Directors of IMSI announced that it had appointed Burr Pilger & Mayer LLP as its new independent registered accounting firm to audit its financial statements for the year ending June 30, 2005.

On November 10, 2004, the Audit Committee of the Board of IMSI was notified that its former independent registered accounting firm Grant Thornton LLP, resigned effective November 11, 2004. Grant Thornton LLP had audited our financial statements for the fiscal year ended June 30, 2004 and for the preceding five fiscal years.

The reports issued by Grant Thornton LLP on IMSI's financial statements for both of the two fiscal years ended June 30, 2004 and 2003 did not contain any adverse opinion or a disclaimer of opinion, or any qualification or modification as to uncertainty, audit scope or accounting principles.

As reported in the Company's Report on Form 8-K filed on November 12, 2004, during IMSI's fiscal years ended June 30, 2004 and 2003 and through November 11, 2004, there were no disagreements with Grant Thornton LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Grant Thornton LLP, would have caused Grant Thornton LLP to make reference to the subject matter of the disagreement in connection with its reports.

Item 8A- Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this annual report, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

(b) Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Code of Ethics

We have established and maintain a Code of Ethics and Business Conduct policy which incorporate our code of ethics applicable to all employees, officers, and independent directors, who are not employees of the Company, with regard to their IMSI-related activities. Our policy is designed to deter wrongdoing and to promote honest and ethical conduct and compliance with all applicable laws and regulations. It also communicates our expectations of our employees and helps enable us to provide accurate and timely disclosure in our filings with the SEC and other public communications. In addition, the policy incorporates guidelines pertaining to topics such as environmental compliance, health and safety compliance; diversity and non-discrimination; vendor relations, employee privacy; and business continuity.

The full text of our Code of Ethics and Business Conduct policy is published on our website at imsisoft.com. We intend to disclose any future amendments to the provisions of our Code of Ethics and Business Conduct policy, or waivers of any provisions granted to executive officers and directors, on this website within five business days following the date of such amendment or waiver.

Item 8B- Other Information

Not Applicable

PART III

Item 9- Directors, Executive Officers, Promoters, and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors

The names of all members of the Board of Directors of IMSI, and information about them as of September 1, 2005 are set forth below:

NAME		AGE	OCCUPATION	DIRECTOR SINCE
Bruce Galloway	(3) (4)	47	Chairman of the Board of Directors	2001
Martin Wade, III	(3)	56	Chief Executive Officer	2001
Evan Binn	(1) (2)	66	Director	2001
Donald Perlyn	(1)	62	Director	2001
Robert Mayer		51	Executive Vice President	2000
Robert S. Falcone	(2)	58	Director	2002
Richard J. Berman	(1) (2) (3)	63	Director	2002

(1) Member of the Compensation Committee.
(2) Member of the Audit Committee.
(3) Member of the Executive Committee.
(4) Chairman of Board of Directors

Bruce R. Galloway, age 47. Mr. Galloway became Chairman of IMSI in August 2001, pursuant to the proposed merger agreement between IMSI and DCDC signed on August 31, 2001.  Mr. Galloway is currently a managing director of Arcadia Securities LLC., an NASD Broker/Dealer and investment bank based in New York and is the President and Founder of Galloway Capital Management.  From 1993 to 2005, Mr. Galloway was a managing director with Burnham Securities, Inc., a NASD Broker/Dealer based in New York. Prior to joining Burnham, from 1991 to 1993, Mr. Galloway was a senior vice president at Oppenheimer & Company, an investment bank and NASD Broker/Dealer based in New York.  Mr. Galloway holds a B.A. degree in Economics from Hobart College and an M.B.A. in Finance from New York University's Stern Graduate School of Business.  He is currently the Chairman of Command Security Corporation as well as a director of Forward Industries, Inc., Datametrics Corporation, Waiter.com, Inc. and GVI Security Solutions, Inc. Mr. Galloway serves as the Chairman of the Executive Committees.

Martin Wade III, age 56. Mr. Wade became a director and CEO of IMSI in August 2001. He brings to the Company a proven track record in mergers and acquisitions and investment banking. Prior to joining IMSI, he served in several executive positions, including CEO, with DCDC between 2000 and 2002. Mr. Wade served from 1998 to 2000 as an M&A banker at Prudential Securities and from 1996 to 1998 as a managing director in M&A at Salomon Brothers. From 1991 to 1996, Mr. Wade was National Head of Investment Banking at Price Waterhouse, LLC. Mr. Wade also spent six years in the M&A department at Bankers Trust and eight years at Lehman Brothers Kuhn Loeb. Mr. Wade is credited with participating in over 200 M&A transactions involving various clients such as, Nike, Cornerstone National Gas Company, Landmark Graphics and Redken Laboratories, Inc. He is also a member of the Board of Directors for DiMon (NYSE: DMN), NexMed (OTC: NEXM), Energy Transfer Group of Dallas, Texas and Command Security Corp (CMMD.OB).

Donald Perlyn, age 62. Mr. Perlyn became a director of IMSI in August 2001. Mr. Perlyn serves as Executive Vice President of Nathan's Famous, Inc. and President of its subsidiary Miami Subs Corporation. He was hired by Miami Subs in May 1989 and became its President in July of 1998. In October 1999 Miami Subs was acquired by Nathan's Famous Inc., itself a DCDC subsidiary. Mr. Perlyn is also a member of the Board of Directors of Nathan's Famous, Inc. (NASDAQ: NATH) Mr. Perlyn is an attorney and a 32-year veteran of the restaurant industry.

Evan Binn, age 66. Mr. Binn became a director of IMSI in August 2001. Mr. Binn received his bachelor’s degree from the University of California at Los Angeles and is a certified public accountant in California. He is a member of the California Society of Certified Public Accountants and has maintained a practice in Los Angeles, California for thirty-seven years.

Robert Mayer, Founder & Executive Vice President of Precision Design, age 51. Mr. Mayer became a director in February 2000. Mr. Mayer served as the Company’s Vice President of Sales from 1990 until 1995 and then as Executive Vice President of Worldwide Sales until March 2000 when he left the Company to serve as a Vice President at Adventa.com, Inc. Mr. Mayer rejoined the IMSI team in November 2000 as Executive Vice President. Mr. Mayer also served as a director from 1985 until May 1999. Mr. Mayer received a Bachelor of Arts degree from the University of California at Berkeley, and Masters of Science degree from the University of Washington.

Robert S. Falcone, age 58. Mr. Falcone became a director in February 2002. Mr. Falcone is President and Chief Executive Officer of Catalyst Acquisition Group (a private equity buyout firm). From April 2003 through November 2004, Mr. Falcone was Executive Vice President and Chief Financial Officer of BearingPoint, Inc. (a consulting, systems integration and managed service firm). From March 2002 to March 2003, Mr. Falcone was a financial consultant to early stage enterprises, and he was Senior Vice President and Chief Financial Officer of 800.com (an Internet retailer of consumer electronics) from January 2000 to March 2002. From January 1998 to January 2000, he was a private investor, and he was Senior Vice President and Chief Financial Officer of Nike, Inc. (an international sports and fitness footwear and apparel company) from April 1992 to January 1998. He is a director of RadioShack Corporation and The Nautilus Group, Inc

Richard J. Berman, age 63. Mr. Berman became a director in February 2002. Mr. Berman’s business career spans over 35 years of venture capital, management and mergers and acquisitions experience. In the last five years, Mr. Berman has served as a professional director and/or chairman of about a dozen public and private companies. He is currently Chairman of National Investment Managers, a public company in pension administration and investment management; and Chairman of Candidate Resources, a private company delivering HR services over the web. The nine public companies that Mr. Berman is a director of are Dyadic International, Inc., International Microcomputer Software, Inc., Internet Commerce Corporation, MediaBay, Inc., NexMed, Inc., GVI Security Solutions Inc., National Investment Managers, Nayna Networks, Inc. and Advaxis, Inc. From 1998 to 2000, he was employed by Internet Commerce Corporation as Chairman and CEO. Previously Mr. Berman worked at Goldman Sachs; was Senior Vice President of Bankers Trust Company, where he started the M&A and Leverage Buyout Departments; created the largest battery company in the world by merging Prestolite, General Battery and Exide to form Exide (NYSE); helped create what is now Soho (NYC) by developing five buildings; and advised on over $4 billion of M&A transactions. He is a past Director of the Stern School of Business of NYU where he has a B.S. and an M.B.A. He also has US and foreign law degrees from Boston College and The Hague Academy of International Law, respectively.

Executive officers

Martin Wade III, CEO. See above.

Gordon Landies, President, age 49. Mr. Landies joined IMSI on September 1, 2001 as President. He brings to the Company 17 years of experience in management of software companies. Before joining IMSI Mr. Landies was a consultant and managing partner in GL Ventures, LLC providing services to software publishing and media companies. In 1999, Mr. Landies was the General Manager of the Home and Game division of Mattel Interactive. From 1994 to 1998 Mr. Landies held positions of Senior Vice President of sales and Executive Vice President for Mindscape, a $100+ million consumer software company. From 1990 to 1994 he was Vice President of sales for The Software Toolworks. Mr. Landies previously served on the Board of Directors of IMSI from 1995 to 1998 as well as on the Boards of Directors of Mindscape, Inc, Entertainment Universe, Inc. and several other private organizations. Mr. Landies graduated in 1981 from Northern Illinois University with a Masters of Business Administration and holds a B.S. in economics from Elmhurst College.

Robert Mayer, Executive Vice President of Precision Design. See above.

Robert O’Callahan, Chief Financial Officer, age 54. Mr. O’Callahan has served as Chief Financial Officer and Secretary since July 2005. Before joining IMSI, Mr. O'Callahan had been occupied since 2003 in providing senior financial management and Sarbanes-Oxley compliance consulting for various firms. From 2000 to 2003, Mr. O'Callahan was Chief Financial Officer of Salon Media Group, Inc., a supplier of Internet journalism and other content. From 1999 to 2000, he served in a senior finance position with Banter, Inc., a venture funded enterprise software firm. From 1997 to 1999, Mr. O'Callahan worked in equity securities research for Dain Bosworth, Inc. and John G. Kinnard & Co. From 1992 to 1997, Mr. O'Callahan was Chief Financial Officer of Consan, Inc. a wholesale distributor of digital mass storage equipment. Mr. O'Callahan holds a master's degree in management from the J.L. Kellogg Graduate School of Management at Northwestern University, J.D. and B.A degrees from the University of Washington and a CPA certificate (inactive).

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Commission initial reports of ownership and reports of changes in ownership of the Company's Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) forms they file.

We have been provided with copies of all forms (3, 4 and 5) filed by officers, directors, or ten percent shareholders within three days of such filings.

The Audit Committee includes at least one member who is determined by the Board to meet the qualifications of an “audit committee financial expert” in accordance with SEC rules. Robert S. Falcone is the director who has been determined to be an audit committee financial expert. Shareholders should understand that this designation is a disclosure requirement of the SEC related to Mr. Falcone’s experience and understanding with respect to certain accounting and auditing matters. The designation does not impose on Mr. Falcone any duties, obligations or liability that are greater than are generally imposed on him as a member of the Audit Committee and Board of Directors, and his designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or Board of Directors.

Item 10- Executive Compensation

Compensation of Executive Officers

The following table sets forth all compensation awarded, earned or paid for services rendered to IMSI and its subsidiaries in all capacities during each of the fiscal years ended June 30, 2005, 2004 and 2003 to (i) our Chief Executive Officer (“CEO”) during fiscal 2005; and (ii) our most highly compensated executive officers other than the CEO who were serving as executive officers at the end of fiscal 2005.

Summary Compensation Table
			Annual Compensation			Long-Term Compensation Awards
Name and Principal Positions		Fiscal Year	Salary ($) (1)	Bonus ($) (1)	Other Annual Compensation ($) (2)	Securities Underlying Options (#)

Martin		2005	200,000	255,000	12,464	-
Wade III		2004	200,000	-	12,246	46,667
CEO		2003	175,000	175,000	7,976	(2,000,000)

Gordon		2005	198,750	400,000	12,464	350,000
Landies		2004	180,000	-	12,246	150,000
President	(3)	2003	156,000	221,500	7,976	30,025

Robert		2005	138,000	32,540	12,358	45,000
Mayer		2004	133,500	44,000	16,465	-
EVP		2003	120,000	18,000	28,708	57,500

Robert		2005	-	-	-	150,000
O'Callahan		2004	-	-	-	-
CFO		2003	-	-	-	-

William	(4)	2005	140,833	173,145	10,372	185,000
Bush		2004	123,542	6,000	-	100,000
		2003	99,279	106,000	-	162,426

(1)	Amounts paid in fiscal 2005 are based upon the following annual salaries: Wade $200,000, Landies $195,000, Mayer $138,000, O’Callahan $140,000 and William Bush $145,000.
(2)	Includes payments of medical and dental insurance premiums by the Company on behalf of the named officers’ dependents.
(3)	Includes $55,000 of consulting fees.
(4)	Mr. Bush ceased to serve as our CFO effective June 30, 2005.

Stock Options Granted in Fiscal 2005

The following table provides the specified information concerning grants of options to purchase IMSI’s Common Stock made during the fiscal year ended June 30, 2005, to the persons named in the Summary Compensation Table.

Option Grants in Last Fiscal Year
	Individual Grants				Potential Realized Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(3)
Name	Number of Securities Underlying Options Granted(1)	% of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)(2)	Expiration Date	5%	10%
Gordon Landies	259,091 90,909	13.96% 4.90%	$1.10 $1.10	05/26/2015 05/26/2015	$179,235 $62,889	$454,217 $159,374
Robert Mayer	25,000	1.35%	$1.16	08/02/2014	$18,238	$46,219
Robert O’Callahan	150,000	8.08%	$1.19	06/15/2015	$112,258	$284,483
William Bush	25,000	1.35%	$1.16	08/02/2014	$18,238	$46,219

(1) All options granted in the year ended June 30, 2005 were granted pursuant to IMSI’s 2004 Stock Option Plan (the “2004 Plan”). These options, which typically have a four-year vesting period, become exercisable over time based on continuous employment with the Company; and, in certain cases, are subject to various performance criteria or vest in full immediately.
(2) All options in this table have exercise prices equal to the fair market value on the date of grant.
(3) Potential gains are net of exercise price, but before taxes associated with exercise. These amounts represent certain assumed rates of appreciation only, based on the SEC rules. Actual gains, if any, on stock option exercises are dependent on the future performance of the common stock, overall market conditions and the option holder’s continued employment through the vesting period. The amounts reflected in this table may not necessarily be achieved. If there is no appreciation, there is no potential realizable value.

Warrant Grants

The following table sets forth the individual grants of warrants made during the last fiscal year to each of the named executive officers.

Officer	Number of securities underlying options/SARS granted	Percent of total warrants granted to employees in fiscal year	Exercise or base price	Expiration Date
Bush, William (1)	160,000	71%	$1.12	5 years after termination of employment

(1) Mr. Bush ceased to serve as our CFO effective June 30, 2005.

Options Exercised

The following table sets forth the option exercises made during the last fiscal year by each of the named executive officers; and, information with respect to the number of shares covered by both exercisable and non-exercisable stock options as of June 30, 2005. Also reported are the values for "in-the-money" options, which represent the positive spread between the exercise price of any such existing stock option and the fiscal year-end price of the common stock.

Aggregated Option/SAR Exercises In Last Fiscal Year and FY-End Option/SAR Values
			Number of Unexercised Options / SARs At June 30, 2005 (1)	Value of Unexercised In-The-Money Options At June 30, 2005 ($) (2)
Name	Exercise #	Value Realized ($)	Exercisable / Unexercisable	Exercisable / Unexercisable
Gordon Landies	50,000	$11,250	380,025 / -	$68,020 / -
Robert Mayer	-	-	126,250 / 6,250	$85,063 / $438
Robert O’Callahan	-	-	0 / 150,000	- / $6,000
William Bush	-	-	181,176 / 6,250	$69,362 / $438

(1) These options, which typically have a four-year vesting period, become exercisable over time based on continuous employment with the Company; and, in certain cases, are subject to various performance criteria or vest in full immediately.
(2) Based on the difference between the market price of the common stock at June 30, 2005 ($1.23 per share) and the aggregate exercise prices of the options.

Compensation of Directors

Non-executive directors receive $10,000 in an annual retainer and $1,000 per Board or Committee meeting attended. The Chairs of the Audit, Executive and Compensation Committees receive an additional annual retainer of $2,500, $1,500 and $1,500, respectively. Non-executive directors receive 50,000 common stock options in an annual retainer. The Chairman of the Board and the Chairs of the Audit, Executive and Compensation Committees receive an additional annual retainer of 25,000 common stock options. All options are at the closing price of the stock as of the date of grant, vesting over a year.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

In June 2005, IMSI entered into an Amended and Restated Employment Agreement with Mr. Martin Wade III, the Chief Executive Officer of IMSI. Mr. Wade's agreement provides for the payment to Mr. Wade of a $225,000 minimum base annual salary. Mr. Wade earns a bonus of $100,000 on the sale of assets if the sale price exceeds $2 million and 2% of the sale price if it exceeds $5 million. This agreement has a three-year term unless terminated for cause, death or disability.

In September 2001, IMSI entered into an Employment Agreement with Mr. Gordon Landies, the President of IMSI. Mr. Landies' agreement provides for the payment to Mr. Landies, as of April 2004, of a $195,000 minimum base annual salary. Mr. Landies may earn a bonus of up to 100% of base pay based upon performance of the Company and improvement of the Company’s financial condition. During each fiscal year of employment, Mr. Landies will earn a cash bonus of a) $100,000 for the sale of any asset, company or product line of the Company in which the net sales price is in excess of $2,000,000 but less than $5,000,000; b) 2.0% for the sale of any asset, company or product line of the Company in which the net sales price is in excess of $5,000,000. In the event of a sale, merger or consolidation of the Company with or into another entity or any other corporate reorganization which results in a net share amount greater than $1.50, Mr. Landies earns a bonus of $150,000. In case of a company change of control, all 350,000 warrants granted September 2001 will immediately vest. This agreement was amended and restated effective June 2005 to provide that Mr. Landies will be employed through February 2006 or upon the sale of substantially all of the CAD or other software product assets of IMSI, with all unvested options or warrants vesting in February 2006. Full salary would be paid for 24 months following February 2006.

In June 2005, IMSI entered into an Employment Agreement with Mr. Robert Mayer, the Executive Vice President of Precision Design of IMSI. Mr. Mayer is also a Director. Mr. Mayer's agreement provides for the payment to Mr. Mayer of a $144,000 minimum base annual salary and bonuses of up to $60,000 annually. During fiscal 2005, 2006 and 2007, Mr. Mayer will earn a cash bonus of $50,000 for the sale of any asset, company or product line of the Company in which the net sales price is in excess of $10,000,000. During fiscal 2005, 2006 and 2007, Mr. Mayer will earn a cash bonus of $75,000 for the sale of any assets or product line associated with the Precision Design Business Unit.

In June 2005, IMSI entered into an Employment Agreement with Mr. Robert O'Callahan, the Chief Financial Officer of IMSI. Mr. O'Callahan's agreement provides for the payment to Mr. O'Callahan of a $140,000 minimum base annual salary and an annual bonus of up to $80,000. Mr. O'Callahan was granted an option under the 2004 Option Plan to purchase 150,000 shares of IMSI's then outstanding capital stock at the closing price of the stock as of the date of grant. During fiscal 2006, 2007 and 2008, Mr. O'Callahan will earn a cash bonus of $50,000 for the sale of any asset, company or product line of the Company in which the net sales price is in excess of $10,000,000. In the event of a sale, merger or consolidation of the Company with or into another entity or any other corporate reorganization which results in a net share amount greater than $2.00, Mr. O'Callahan earns a bonus of $50,000, which becomes immediately payable

The foregoing summaries do not purport to be complete and are qualified in their entirety by the filed Agreements.

Item 11- Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of August 24, 2005 the beneficial ownership of the Company's Common Stock by:

•	Each person who is known by the Company to own of record or beneficially more than five percent (5%) of the Company's Common Stock
•	Each director or nominee
•	Each other executive officer named in the Summary Compensation Table, and
•	All directors and executive officers as a group.

Except as otherwise indicated, the shareholders listed in the table have sole voting and dispositive power with respect to the shares indicated, subject to community property laws where applicable. The title of class for all shareholders is common stock.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class (1)

Common Stock	Digital Creative Development Corp. (12)	7,235,758	24.14%
Common Stock	MBYI Liquidating Trust (Formerly: Aladdin System Holdings, Inc.) (13)	3,089,188	10.31%
Common Stock	Gordon Landies. 100 Rowland Way, Suite 300, Novato, CA 94945. (2)	1,730,025	5.54%
Common Stock	Bruce Galloway. 100 Rowland Way, Suite 300, Novato, CA 94945. (3)	928,500	3.04%
Common Stock	Robert Mayer. 100 Rowland Way, Suite 300, Novato, CA 94945. (4)	724,086	2.39%
Common Stock	William Bush. 100 Rowland Way, Suite 300, Novato, CA 94945. (5)	487,426	1.60%
Common Stock	Robert Falcone. 100 Rowland Way, Suite 300, Novato, CA 94945. (6)	302,500	*
Common Stock	Richard Berman. 100 Rowland Way, Suite 300, Novato, CA 94945. (7)	287,500	*
Common Stock	Robert O'Callahan. 100 Rowland Way, Suite 300, Novato, CA 94945. (8)	37,500	*
Common Stock	Evan Binn. 100 Rowland Way, Suite 300, Novato, CA 94945. (9)	100,000	*
Common Stock	Donald Perlyn. 100 Rowland Way, Suite 300, Novato, CA 94945. (10)	75,000	*
Common Stock	Martin Wade. 100 Rowland Way, Suite 300, Novato, CA 94945. (11)	46,667	*

Common Stock	All directors and executive officers as a group (10 persons)	4,719,204	14.10%

(1) Applicable percentages are based on 29,968,802 shares of our common stock outstanding on August 24, 2005, adjusted as required by rules promulgated by the SEC. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days after August 24, 2005 are deemed outstanding for computing the percentage of the person holding such options but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table and subject to any applicable community property laws, the Company believes that each of the shareholders named in the table have sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them. The symbol “*” represents holdings which are less than 1% of the outstanding common stock of IMSI.

(2) Includes 1,280,025 shares issuable upon exercise of options to purchase shares of common stock of IMSI that are currently exercisable or will become exercisable within 60 days after August 24, 2005.

(3) Includes 550,000 shares issuable upon exercise of options to purchase shares of common stock of IMSI that are currently exercisable or will become exercisable within 60 days after August 24, 2005.

(4) Includes 382,500 shares issuable upon exercise of options to purchase shares of common stock of IMSI that are currently exercisable or will become exercisable within 60 days after August 24, 2005.

(5) Includes 487,426 shares issuable upon exercise of options to purchase shares of common stock of IMSI that are currently exercisable or will become exercisable within 60 days after August 24, 2005.

(6) Includes 287,500 shares issuable upon exercise of options to purchase shares of common stock of IMSI that are currently exercisable or will become exercisable within 60 days after August 24, 2005.

(7) Includes 287,500 shares issuable upon exercise of options to purchase shares of common stock of IMSI that are currently exercisable or will become exercisable within 60 days after August 24, 2005.

(8) Includes 37,500 shares issuable upon exercise of options to purchase shares of common stock of IMSI that are currently exercisable or will become exercisable within 60 days after August 24, 2005.

(9) Includes 75,000 shares issuable upon exercise of options to purchase shares of common stock of IMSI that are currently exercisable or will become exercisable within 60 days after August 24, 2005.

(10) Includes 75,000 shares issuable upon exercise of options to purchase shares of common stock of IMSI that are currently exercisable or will become exercisable within 60 days after August 24, 2005.

(11) Includes 46,667 shares issuable upon exercise of options to purchase shares of common stock of IMSI that are currently exercisable or will become exercisable within 60 days after August 24, 2005.

(12) Pursuant to schedule 13D filed with the SEC on May 26, 2005, Digital Creative Development Corporation reported total shares of 7,235,758 with sole voting power over all of such shares and sole dispositive power over all of such shares. The address of Digital Creative Development Corporation is 200 East 82nd Street, New York, NY 10028.

(13) The address of MBYI Liquidating Trust is 608 Seacliff Drive, Aptos, CA 95003.

Item 12- Certain Relationships and Related Transactions

Note Receivable from Related Party - DCDC 15% Note

On January 31, 2005, we sold the DCDC promissory note to Mag Multi Corp (Mag Multi), a New York corporation for $343,000, representing the principal balance and all accrued interest as of the date of the transfer. This amount was received in its entirety on February 10, 2005. The DCDC note was a 15% one-year note we received on September 18, 2003 from Digital Creative Development Corporation upon extending a loan to them in the amount of $350,000. This note was secured by 400,000 shares of IMSI’s stock held by DCDC and was originally due on September 18, 2004. The maturity of this note was subsequently extended to May 31, 2005 in exchange for a full payment of the then accrued interest, a payment of $25,000 against the principal amount and an increase in the collateral attached to the note.

Consulting Agreement

On May 1, 2003, we entered into a consulting agreement with Mr. Bruce Galloway, chairman of our board of directors, to provide services to the Company related to potential acquisitions and divestitures. In return for his services, Mr. Galloway could be entitled to a fee from zero to $200,000 for each such transaction dependent on his involvement and the consideration received or paid by us as a result of the transactions. Mr. Galloway was not compensated under this agreement in fiscal 2004 or 2005.

Item 13- Exhibits

(a) Exhibits and Index of Exhibits:

The following documents are filed as a part of this Report:

•	Financial Statements

The following consolidated financial statements of International Microcomputer Software, Inc., and Subsidiaries, and the Independent Auditors' Report issued thereon, are incorporated by reference in Part II, Item 7:

Report of Independent Registered Accounting Firm for the year ended June 30, 2005
Report of Independent Registered Accounting Firm for the year ended June 30, 2004
Consolidated Balance Sheet at June 30, 2005
Consolidated Statements of Operations and Comprehensive (Loss) Income for the years ended June 30, 2005 and 2004
Consolidated Statements of Shareholders' Equity for the years ended June 30, 2005 and 2004
Consolidated Statements of Cash Flows for the years ended June 30, 2005 and 2004
Notes to Consolidated Financial Statements

•	Exhibits

The following exhibits are filed as part of, or incorporated by reference into this Report:

Number	Exhibit Title	Note	Page

2.1	Agreement and Plan of Merger dated as of August 8, 2005, by and among International Microcomputer Software, Inc., ACCM Acquisition Corp., AccessMedia Networks, Inc., and the stockholders of AccessMedia Networks, Inc.	(1)
2.2	Joint Operating Agreement dated as of August 8, 2005, between International Microcomputer Software, Inc. and AccessMedia Networks, Inc.	(1)
2.3	Stock Purchase Agreement between International Microcomputer Software, Inc. (the Seller) and Smith Micro Software, Inc.	(2)
2.4	Weinmaster Homes, Ltd. Stock Purchase Agreement, dated July 1, 2005, between Weinmaster Homes, Ltd., Bruce Weinmaster & Janice Weinmaster and International Microcomputer Software, Inc	(3)
3.01	Amended and Restated Articles of Incorporation	(4)
3.02	Amended and Restated Bylaws	(5)
10.1	Employment Agreement - O'Callahan		Page 75
10.2	Amended and Restated Employment Agreement - Landies		Page 80
10.3	Amendment to Employment Agreement - Landies		Page 84
10.4	Employment Agreement - Mayer		Page 87
10.5	Employment Agreement - Wade		Page 92
16	Letter from Grant Thornton regarding its concurrence with the statements of IMSI	(6)
21	Subsidiaries of the registrant		Page 99
23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm		Page 100
23.2	Consent of Burr, Pilger & Mayer LLP Independent Registered Public Accounting Firm		Page 101
24	Power of Attorney		Page 73
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Page 102
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Page 103
32.1	Certification of Chief Executive Officer & Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Page 104
99.2	Consulting Agreement - Galloway, Director	(7)
99.1	Press release containing financial results for the period ended March 31, 2005	(8)
99.1	Press release containing financial results for the period ended Dec. 31, 2004	(9)
99.1	Press release containing financial results for the period ended Sept. 30, 2004	(10)

Notes
(1)	Incorporated by reference to exhibits to the Company's Current report on Form 8-K filed on August 9, 2005
(2)	Incorporated by reference to exhibits to the Company's Current report on Form 8-K filed on July 7, 2005
(3)	Incorporated by reference to exhibits to the Company's Current report on Form 8-K filed on July 7, 2005
(4)	Incorporated by reference to exhibits to the Company's registration statement on Form S-3 filed on September 22, 1993
(5)	Incorporated by reference to exhibits to the Company's Current report on Form 8-K filed on January 18, 2005
(6)	Incorporated by reference to exhibits to the Company's Current report on Form 8-K filed on Nov. 12, 2004
(7)	Incorporated by reference to exhibits to the Company's Current report on Form10-KSB filed on Sept. 25, 2003
(8)	Incorporated by reference to exhibits to the Company's Current report on Form 8-K filed on May 18, 2005
(9)	Incorporated by reference to exhibits to the Company's Current report on Form 8-K filed on Feb. 16, 2005
(10)	Incorporated by reference to exhibits to the Company's Current report on Form 8-K filed on Nov. 12, 2004

Item 14- Principal Accountant Fees and Services

Burr, Pilger & Mayer, LLP has served as our principal accountant since January 2005, succeeding Grant Thornton LLP.

(1) Audit Fees

Burr, Pilger & Mayer, LLP, our principal accountant during fiscal 2005, billed us audit fees in the aggregate amounts of $41,200 and $0 during fiscal 2005 and 2004 respectively. These fees relate to the audit of our annual financial statements, to the review of our financial statements included in our quarterly reports on Forms 10-QSB and regulatory filings or engagements. Grant Thornton LLP, our principal accountant during fiscal 2004, billed us audit fees in the aggregate amounts of $146,841 and $135,627 during fiscal 2005 and 2004 respectively. These fees relate to the audit of our annual financial statements, to the review of our financial statements included in our quarterly reports on Forms 10-QSB and regulatory filings or engagements.

(2) Audit-Related Fees

No fees of this sort were billed by Burr, Pilger & Mayer, LLP, our principal accountant during fiscal 2005 or fiscal 2004. Grant Thornton LLP, our principal accountant during fiscal 2004, billed us audit-related fees in the aggregate amounts of $21,568 and $12,536 during fiscal 2005 and 2004 respectively. These fees relate primarily to use of audit reports in securities issuance, successor auditor consultation and acquisition and asset sale activity.

(3) Tax Fees

No fees of this sort were billed by Burr, Pilger & Mayer, LLP, our principal accountant during fiscal 2005 or fiscal 2004. Grant Thornton LLP, our principal accountant during fiscal 2004, billed us tax fees in the aggregate amounts of $0 and $20,643 during fiscal 2005 and 2004 respectively. These fees relate to preparation of our current income tax filings and for tax advice and planning regarding mergers, acquisitions and disposition of assets.

(4) All Other Fees

Burr, Pilger & Mayer, LLP, our principal accountant during fiscal 2005, billed us all other fees in the aggregate amounts of $884 and $0 during fiscal 2005 and 2004 respectively. These fees were in connection with consulting on financial reporting and presentation. No fees of this sort were billed by Grant Thornton LLP.

(5) Audit Committee Policy

During the year ended June 30, 2005, all audit fees were pre-approved by the Audit Committee. The Audit Committee has adopted a policy that it must pre-approve all fees for audit services, tax services and other services from our principal accountant.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Novato, State of California on September 28, 2005.

INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.

By:	/s/ MARTIN WADE III
Martin Wade III
Chief Executive Officer

By:	/s/ ROBERT O’CALLAHAN
Robert O’Callahan
Chief Financial Officer (Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints Martin Wade III and Robert O’Callahan, and each of them, his attorneys-in-fact, and agents, each with the power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report on Form 10-KSB, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the Requirement of the Securities Exchange Act of 1934, the following persons in the capacities and on September 28, 2005, have signed this report below.

By:	/s/ BRUCE GALLOWAY
Bruce Galloway
Director & Chairman of the Board of Directors

By:	/s/ MARTIN WADE III
Martin Wade III
Director

By:	/s/ DONALD PERLYN
Donald Perlyn
Director

By:	/s/ EVAN BINN
Evan Binn
Director

By:	/s/ ROBERT MAYER
Robert Mayer
Director

By:	/s/ ROBERT S. FALCONE
Robert S. Falcone
Director

By:	/s/ RICHARD J. BERMAN
Richard J. Berman
Director

INDEX TO EXHIBITS

Number	Exhibit Title	Page

10.1	Employment Agreement - O'Callahan	Page 75
10.2	Amended and Restated Employment Agreement - Landies	Page 80
10.3	Amendment to Employment Agreement - Landies	Page 84
10.4	Employment Agreement - Mayer	Page 87
10.5	Employment Agreement - Wade	Page 92
21	Subsidiaries of the registrant	Page 99
23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm	Page 100
23.2	Consent of Burr, Pilger & Mayer LLP Independent Registered Public Accounting Firm	Page 101
24	Power of Attorney	Page 73
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Page 102
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Page 103
32.1	Certification of Chief Executive Officer & Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Page 104