Form 10KSB/A
period 2005-06-30
INTERNATIONAL MICROCOMPUTER SOFTWARE INC /CA/
filed 2005-10-18
CIK 814929

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

EXPLANATORY NOTE

The purpose of this Form 10-KSB/A is to replace Exhibits 31.1 and 31.2 of Annual Report on Form 10-KSB (the "Form 10-K") of INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. (the "Company") for its fiscal year ended June 30, 2005, as filed with the Securities and Exchange Commission on September 28, 2005. Except as set forth in this Form 10-KSB/A, this Form 10-KSB/A does not reflect any events that occurred after the filing of the Form 10-KSB or modify, amend or update any disclosures contained in the Form 10-KSB to reflect any subsequent events. Except as set forth in this Form 10-KSB/A, the Company is not making any changes to, or updating any disclosures contained in, the Form 10-KSB.

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