Form 10QSB
period 2005-09-30
INTERNATIONAL MICROCOMPUTER SOFTWARE INC /CA/
filed 2005-11-14
CIK 814929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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
YES [X]     NO [  ]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).   YES [  ]     NO [X]

As of October 31, 2005, 29,830,877 shares of Issuer’s common stock, no par value, were outstanding.

Transitional Small Business Disclosure Format:   YES [  ]     NO [X]

INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item1- Condensed Consolidated Financial Statements
INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
	September 30, 2005	June 30, 2005
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$9,887	$4,347
Available-for-sale securities	1,524	-
Trading securities	-	714
Receivables, less allowances for doubtful accounts, discounts and returns of $437 as of September 30, 2005 and $626 as of June 30, 2005.	1,554	773
Inventories, net	834	758
Receivables, other (related to discontinued operations)	-	2,000
Receivables, other	-	30
Other current assets	989	530
Assets related to discontinued operations	-	12,231
Total current assets	14,788	21,383

Fixed assets, net	373	377

Intangible assets
Capitalized software, net	434	494
Domain names and brands, net	2,101	1,574
Distribution rights and proprietary plans, net	789	170
Capitalized customer lists, agreements and relationships	1,424	326
Goodwill	3,665	2,090
Trademarks	21	1
Total intangible assets	8,434	4,655

Other long term assets	8	-

Total assets	$23,603	$26,415

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short term debt	1,713	2,764
Trade accounts payable	1,600	2,245
Accrued and other liabilities	1,907	1,871
Liabilities related to discontinued operations	-	1,037
Deferred revenues	62	38
Total current liabilities	5,282	7,955

Long-term debt and other obligations	200	230

Total liabilities	5,482	8,185

Shareholders' equity
Common stock, no par value; 300,000,000 authorized; 29,713,760 issued and outstanding as of September 30, 2005 and 28,796,886 issued and outstanding as of June 30, 2005.	44,839	43,663
Accumulated deficit	(27,282)	(25,331)
Accumulated other comprehensive income (loss)	564	(102)
Total shareholders' equity	18,121	18,230

Total liabilities and shareholders' equity	$23,603	$26,415
See Notes to Condensed Consolidated Financial Statements

INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE INCOME / (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,
	2005	2004
Net revenues	$3,965	$3,135
Product costs	1,455	1,021
Gross margin	2,510	2,114

Costs and expenses
Sales and marketing	1,531	1,350
General and administrative	1,425	859
Research and development	435	469
Total operating expenses	3,391	2,678

Operating loss	(881)	(564)

Other income and (expense)
Interest and other, net	(69)	6
Realized / unrealized loss on marketable securities	(158)	(50)
Loss before income tax	(1,108)	(608)

Income tax provision	-	(5)

Loss from continuing operations	(1,108)	(613)

Income from discontinued operations, net of income tax	-	285
Gain (loss) from the sale of discontinued operations, net of income tax	(843)	53

Net loss	($1,951)	($275)

Other comprehensive income (loss)
Unrealized gain on restricted securities	478	-
Foreign currency translation adjustments	188	(10)
Comprehensive loss	($1,285)	($285)

Basic earnings (loss) per share
Loss from continuing operations	($0.04)	($0.02)
Income from discontinued operations, net of income tax	$0.00	$0.01
Income (loss) from the sale of discontinued operations, net of income tax	($0.03)	$0.00
Net loss	($0.07)	($0.01)
Diluted earnings (loss) per share
Loss from continuing operations	($0.04)	($0.02)
Income from discontinued operations, net of income tax	$0.00	$0.01
Income (loss) from the sale of discontinued operations, net of income tax	($0.03)	$0.00
Net loss	($0.07)	($0.01)

Shares used in computing basic earnings (loss) per share	29,689	26,462
Shares used in computing diluted earnings (loss) per share	29,689	26,462

See Notes to Condensed Consolidated Financial Statements

INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Three Months ended September 30, 2005
(In thousands, except share amounts)
(Unaudited)

	Common Stock
	Shares	Amount	Accumulated deficit	Accumulated other comprehensive income (loss)	Total

Balance at July 1, 2005	28,796,886	$43,663	($25,331)	($102)	$18,230

Issuance of common stock related to:
Stock options exercised	70,291	63			63
Acquisitions	826,583	1,021			1,021
Finder's fee related to acquisition	20,000	25			25

Issuance of warrants related to:
Procurement of short-term debt		68			68

Issuance of stock options		1			1

Variable accounting adjustment		(2)			(2)

Net loss			(1,951)		(1,951)

Unrealized gain on restricted securities				478	478

Foreign currency translation adjustment, net of income tax				188	188
Balance at September 30, 2005	29,713,760	$44,839	($27,282)	$564	$18,121

See Notes to Condensed Consolidated Financial Statements

INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended September 30,
	2005	2004
Cash flows from operating activities:
Net cash provided by (used in) operating activities	($394)	$1,643
Cash flows from investing activities:
Proceeds from sale of discontinued operations	9,304
Proceeds from sale of product line	-	250
Acquisition of subsidiaries	(1,807)	(30)
Acquisition of software development and trademarks	-	(92)
Purchases of equipment and software	(20)	(27)
Transfer cash to escrow for Jupitermedia	-	(499)
Other	(8)	-
Cash used in discontinued operations in investing activities	-	(46)
Net cash provided by (used in) investing activities	7,469	(444)
Cash flows from financing activities:
Proceeds from borrowings	850	400
Repayments of notes	(2,935)	(1,040)
Proceeds from warrants and options exercised	63	65
Cash used in discontinued operations in financing activities	-	(20)
Net cash used in financing activities	(2,022)	(595)
Effect of exchange rate change on cash and cash equivalents	9	(10)
Unrealized gain on available-for-sale securities	478	-
Net increase in cash and cash equivalents	5,540	594
Cash and cash equivalents at beginning of period	4,347	3,212
Cash and cash equivalents at end of the period	$9,887	$3,806

	Three months ended September 30,
	2005	2004
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	55	57

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Notes payable incurred in conjunction with acquisitions	1,000	440
Capital stock issued in conjunction with settlement of debt	-	1,034
Capital stock issued in conjunction with acquisitions	1,046	503
Warrants issued in conjunction with short-term debt	68	-

See Notes to Condensed Consolidated Financial Statements

INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The interim condensed consolidated financial statements have been prepared from the records of International Microcomputer Software, Inc., a California corporation, and Subsidiaries ("we" or the “Company”) without audit. All significant inter-company balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments, which consist of only normal recurring adjustments, to present fairly the financial position at September 30, 2005 and the results of operations and cash flows for the three months ended September 30, 2005 and 2004, have been made. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-KSB, as amended, for the fiscal year ended June 30, 2005. The results of operations for the three months ended September 30, 2005 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

2.	Use of Estimates

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of our condensed consolidated financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our condensed consolidated financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

3.	Reclassifications

Reclassifications have been made to the amounts reported for the quarter ended September 30, 2004 to conform to the current quarter’s presentation. The amounts reported for the quarter ended September 30, 2004, present the assets, liabilities and results of operations for Allume Systems, Inc. (“Allume”) as discontinued operations due to the sale of Allume to Smith Micro Software Inc. (“Smith Micro”) on July 1, 2005.

Also, the amounts reported for the quarter ended September 30, 2004 include the assets, liabilities and results of operations for Keynomics, Inc. (“Keynomics”) as discontinued operations due to the sale of Keynomics on July 29, 2004.

4.	Discontinued Operations

Gain (loss) from the sale of discontinued operations, net of income tax

Quarter ended September 30, 2005: Sale of Allume

On July 1, 2005, we sold all of the issued and outstanding capital stock of Allume to Smith Micro for an aggregate sales price of $12.8 million consisting of $11.0 million cash and 397,547 unregistered shares of Smith Micro’s common stock, having a market value (based on the five-trading-day average price of Smith Micro’s common stock surrounding the date the business combination was announced) of $1.8 million. At closing, a portion of the proceeds from the sale was deposited in an indemnity escrow, which included $1.25 million in cash and 170,378 shares of Smith Micro’s common stock having a closing date market value of $784,000, to secure certain representations and warranties included in our stock purchase agreement with Smith Micro. As of September 30, 2005, Smith Micro has agreed to release $126,000 of the escrowed cash. As of the date of this filing, we have replaced the shares of Smith Micro common stock in escrow with cash, as permitted by the escrow agreement.

As a result of this sale, we have categorized the assets, liabilities and operations of Allume as discontinued operations for the quarter ended September 30, 2004 and in the quarter ended September 30, 2005 we recorded a loss on the sale of discontinued operations of $843,000. This loss calculation does not include the cash and the value of the Smith Micro common stock held in escrow and is subject to change in future reporting periods depending upon the value of consideration released from escrow in the future.

Quarter ended September 30, 2004: Sale of Keynomics

In July 2004, we sold the assets and customer related liabilities of our wholly owned subsidiary Keynomics, Inc. We evaluated the Keynomics business segment and its long-term prospects during the quarter ended June 30, 2004 and with our focus on direct marketing and the on-line distribution of utilities and precision design content, we determined that Keynomics no longer represented a strategic fit for our company. The $53,000 gain from the sale of discontinued operations for the three months ended September 30, 2004 relates to the sale of Keynomics on July 1, 2004 and represents the excess of the total consideration received over its net carrying value.

Income from discontinued operations, net of income tax

Income from discontinued operations totaling $285,000 for the three months ended September 30, 2004 represents the pre-tax net income from the Allume operations of $290,000 offset by the net loss from the Keynomics operations of $5,000. Allume’s net revenues were $2.5 million and Keynomics net revenues were $68,000 for the quarter ended September 30, 2004.

5.	Acquisition of Weinmaster Homes, Ltd.

On July, 1, 2005, Houseplans, Inc. (“Houseplans”), our wholly owned subsidiary, consummated the acquisition of all of the issued and outstanding stock of Weinmaster Homes, Ltd. (“WHL”), pursuant to a Stock Purchase Agreement, between WHL, Bruce and Janice Weinmaster and Houseplans.

The preliminary purchase price of approximately $4.2 million was comprised as follows:

(In millions)
Description	Amount
Fair value of 826,583 shares of our common stock	$ 1.0
Cash	2.0
Promissory note	1.0
Costs incurred to consummate the acquisition	0.2
Total	$ 4.2

The fair value of our common stock was determined based on 826,583 shares issued to Bruce Weinmaster and priced based on the five-trading-day average price of our common stock surrounding the date the business combination was announced. The preliminary purchase price may increase if we incur additional costs related to this acquisition in future periods. The first $250,000 installment to pay down the promissory note was made on July 1, 2005 reducing our outstanding debt related to this acquisition as of September 30, 2005 to $750,000 plus accrued interest. Costs incurred to consummate the acquisition include legal and accounting fees and finder’s fees paid in cash and through the issuance of 20,000 shares of our common stock.

The allocation of the preliminary purchase price to the assets acquired and liabilities assumed based on their preliminary estimated fair values was as follows:

(In millions)
Description	Amounts (unaudited)
Cash acquired	$0.3
Other tangible assets acquired	0.1
Amortizable intangible assets:
Domain names	0.6
Designer agreements / relationships	0.8
Broker agreements / relationships	0.3
Proprietary plans	0.6
Customer lists	0.1
Goodwill	1.5
Liabilities assumed	(0.1)
Total	$4.2

The allocation of the purchase price was determined based on a valuation of assets acquired and liabilities assumed determined with the assistance of an independent appraisal. This allocation was based on the estimated fair value of these assets determined by the independent appraisal. The fair values and the allocation may change as we gather information on the fair value of acquired assets and liabilities and its tax effect.

The assets will be amortized or depreciated over a period of years shown on the following table:

Description	Estimated remaining life (years)
Tangible assets:
Office equipment	3 - 5
Computer equipment	3
Amortizable intangible assets:
Domain names	5
Designer agreements / relationships	5
Broker agreements / relationships	5
Proprietary plans	15
Customer lists	3

Goodwill in the amount of $1.5 million represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, and is not deductible for tax purposes. Goodwill will not be amortized and will be tested for impairment at least annually.

This transaction was not deemed to be a material business combination; therefore, no pro forma results are required under the Statement of Financial Accounting Standards No. 141.

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

6.	Plan of merger with AccessMedia

On August 8, 2005, AccessMedia Networks, Inc. (“AccessMedia”), a Delaware corporation, AccessMedia’s stockholders, ACCM Acquisition Corp., a Delaware corporation and our wholly owned subsidiary (“Merger Sub”) and we, entered into an agreement and plan of merger (“Agreement”), under which Merger Sub will be merged with and into AccessMedia, with AccessMedia continuing after the merger as the surviving corporation and our wholly-owned subsidiary.

Under the Agreement, we will issue 25 million shares of our common stock to AccessMedia’s stockholders at the closing of this transaction, representing approximately 45% of our outstanding stock at such time. Following the closing, we may issue up to 46 million additional shares of our common stock to AccessMedia’s stockholders if AccessMedia achieves certain revenue goals prior to December 31, 2008 (subject to certain extensions as provided in the Agreement). The closing of the transaction is anticipated to occur in the first calendar quarter of 2006. Prior to the closing, we intend to change our name to Broadcaster, Inc. and reincorporate in the state of Delaware.

The Agreement has been approved by both AccessMedia’s and our Boards of Directors, and the transactions contemplated thereby are subject to customary closing conditions.

Concurrently with the execution of the Agreement, we entered into a joint operating agreement, under which we agreed to loan AccessMedia up to $3.0 million prior to the closing of the merger pursuant to a joint operating plan and an operating budget to be delivered to a joint operating committee comprised of representatives of AccessMedia and our company. In addition, we agreed to fund up to $7.0 million of net working capital needs of the surviving entity if certain operating milestones are achieved, as outlined in the joint operating agreement. AccessMedia has not yet requested funding under this arrangement.

7.	Fair Value of Financial Instruments

The fair value of cash and cash equivalents, trade receivables, trade payables and debt approximates carrying value due to the short maturity of such instruments.

As discussed in note 4 above, we currently have $1.25 million of cash and $0.8 million of Smith Micro common stock in escrow of which $0.13 million has been agreed to be released from escrow. Our cash and cash equivalents and marketable securities do not reflect the amounts that remain in escrow. As of the date of this filing, we have replaced the shares of Smith Micro common stock in escrow with cash, as permitted by the escrow agreement.

As of September 30, 2005 we had $1.5 million classified as available-for-sale securities and at June 30, 2005 we had $0.7 million classified as trading securities on our condensed consolidated balance sheets representing the market value of our investment portfolio. The fair value of marketable securities is based upon quoted market prices. The marketable securities as of September 30, 2005 represents the fair value of the un-escrowed common stock of Smith Micro received for the sale of Allume, as discussed in footnote 4 above.

8.	Intangible Assets

Software Development Costs and License Fees

Costs incurred in the initial design phase of software development are expensed as incurred in research and development. Once the point of technological feasibility is reached, direct production costs are capitalized in compliance with Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. We cease capitalizing computer software costs when the product is available for general release to customers. Costs associated with acquired completed software are capitalized.

We amortize capitalized software development costs and visual content license fees on a product-by-product basis. The amortization for each product is the greater of the amount computed using (a) the ratio of current gross revenues to the total of current and anticipated future gross revenues for the product or (b) 18, 36, or 60 months, depending on the product. We evaluate the net realizable value of each software product at each balance sheet date and record write-downs to net realizable value for any products for which the carrying value is in excess of the estimated net realizable value.

Other Intangible Assets

Other intangible assets other than goodwill represent Internet domain names, acquired customer lists and contracts, distribution rights and relationships, proprietary plans, trade names and trademarks. These assets are amortized using the straight-line method over the estimated useful lives, generally five to fifteen years.

Impairment of Long Lived Assets

We review long-lived assets and identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. We assess these assets for impairment based on estimated undiscounted future cash flows from these assets. If the carrying value of the assets exceeds the estimated future undiscounted cash flows, a loss is recorded for the excess of the asset’s carrying value over the fair value. We did not recognize any impairment loss for long-lived assets for the quarters ended September 30, 2005 and 2004.

Goodwill

In accordance with SFAS No. 142, Goodwill and Intangible Assets, goodwill is assessed for impairment annually (in our first fiscal quarter) or more frequently if circumstances indicate impairment. We had goodwill in the amount of $3.7 million and $2.1 million as of September 30, 2005 and June 30, 2005, respectively, mainly related to the acquisitions we made in the internet content segment during the quarter ended September 30, 2005 and during the last two fiscal years ended June 30, 2005 and 2004. We have not recognized any impairment related to goodwill for the quarters ended September 30, 2005 and 2004.

9.	Debt

The following table details our outstanding debt as of September 30, 2005:

(In thousands)
As of September 30, 2005
Short-term
Acquisition related obligations
Weinmaster	$ 750
Cardiff Consultants, Ltd.	107
Short term financing	850
Other obligations	6
Subtotal short-term	1,713

Long-term
Acquisition related obligations
ULTRYX	169
Cardiff Consultants, Ltd.	30
Other obligations	1
Subtotal long-term	200

Grand total	$1,913

As discussed above in note 5, the purchase of WHL was financed by a $1.0 million promissory note of which $750,000 remains outstanding as of September 30, 2005. Cardiff Consultants, Ltd. was owed non-interest bearing amounts with the final payment due September 2006, with $107,000 and $30,000 fair value classified as short term and long term debt, respectively.

ULTRYX, Inc. was owed non-interest bearing amounts with the final payment due February 2012, shown as $169,000 in long term debt.

On July 1, 2005 we borrowed $850,000 utilizing a 15% revolving note to a lender. In connection with the procurement of this revolving note, we issued 106,250 warrants to purchase our common stock. These warrants were valued at $68,000 using the Black-Scholes model. The issuance of these warrants resulted in the reduction of the value of our note by $68,000, which was amortized as interest expense over the life of the note. The balance including all accrued interest was due on September 30, 2005 and the payment was made by us on October 3, 2005.

As of June 30, 2005, we owed $2.0 million on a 4% secured promissory note to Monterey Bay Tech., Inc. (“MBYI”) with the final payment during May 2007. This note arose in connection with the acquisition of Allume from MBYI in April 2004. Also in connection with this transaction, MBYI also was owed $667,000, non-interest bearing and due in August 2005. Following the sale of Allume to Smith Micro in July 2005, we repaid the MYBI obligations. As of June 30, 2005, we recorded $94,000 and $61,000 in short-term and long-term debt, respectively, payable to Cardiff Consultants, Ltd., $168,000 in long-term debt to ULTRYX and $3,000 and $1,000 in long-term and short-term debt for other obligations.

10.	Gain / (loss) on Marketable Securities

The following table details the realized and unrealized net loss on marketable securities that we recognized on our condensed consolidated statements of operations and comprehensive income/(loss) for the three months ended September 30, 2005 and 2004, respectively:

(In thousands)

	Gain (loss) on marketable securities for the three months ended September 30, 2005
	Realized	Unrealized			Total
Description		Reversal of unrealized gain / (loss) recognized in prior periods	Unrealized gain / (loss) for the quarter ended September 30, 2005	Sub total Unrealized gain / (loss)

Other stock in investment portfolio	($234)	$90	($14)	$76	($158)
Total	($234)	$90	($14)	$76	($158)

	Gain (loss) on marketable securities for the three months ended September 30, 2004
	Realized	Unrealized			Total
Description		Reversal of unrealized gain / (loss) recognized in prior periods	Unrealized gain / (loss) for the quarter ended September 30, 2004	Sub total Unrealized gain / (loss)

Jupitermedia common stock	$1,044	($1,047)	$163	($884)	$160
Other stock in investment portfolio	(48)	83	(245)	(162)	(210)
Total	$996	($964)	($82)	($1,046)	($50)

We also recognized an unrealized gain of $478,000 on our holdings of restricted common stock of Smith Micro, which is included in our condensed consolidated balance sheet as of September 30, 2005 as accumulated other comprehensive income (loss) in shareholders equity .

11.	Marketable Securities Activity-Cash Effect

(In thousands)
	Three months ended September 30,
	2005	2004
Cash transfers from brokerage account	$558	$1,504
Purchases	-	1,257
Proceeds from sales of securities	(531)	(2,399)
Realized (gain) loss	234	(996)
Unrealized gain on trading securities	(76)	-
Unrealized (gain) loss on available-for-sale securities	(478)	1,046
Increase to cash held by brokerage firm	531	-
Borrowings from margin account	-	1,142
Interest and dividends earned	(2)	-
Margin interest paid	-	9
Total activity	$236	$1,563

12.	Segment Information

We have two reportable operating segments which are based on our product families that generate revenues and incur expenses related to the sale of our software and Internet content. All inter-company amounts are eliminated through consolidation. Certain general and administrative expenses are allocated among our different segments.

(In thousands)
	Three months ended September, 30 2005			Three months ended September, 30 2004
	Software Segment	Internet Content Segment	Total	Software Segment	Internet Content Segment	Total
Net revenues	$2,248	$1,717	$3,965	$2,527	$608	$3,135
Gross margin	1,467	1,043	$2,510	1,791	323	$2,114
Operating loss	(484)	(397)	($881)	(456)	(108)	($564)
Total assets	$11,056	$12,547	$23,603	$25,804	$2,775	$28,579

The following table details the breakdown of our net revenues and total assets by geographical location. The International column includes revenues relating to our Canadian, German and Australian wholly-owned subsidiaries, WHL, IMSI GmbH and IMSI Australia PTY Ltd, and sales derived from international distribution and republishing agreements we have in Europe (France, England), Asia (Japan and China) and Australia. The International column also includes the total assets held by our Canadian, German and Australian wholly-owned subsidiaries.

(In thousands)
	Three months ended September, 30 2005			Three months ended September, 30 2004
	Domestic	International	Total	Domestic	International	Total
Net revenues	$2,837	$1,128	$3,965	$2,655	$480	$3,135
Total assets	$18,380	$5,223	$23,603	$28,040	$539	$28,579

13.	Earnings per Share - Potentially Dilutive Securities

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

(In thousands)
	Three months ended September 30,
	2005	2004

Basic weighted average shares outstanding	29,689	26,462

Total stock options outstanding	4,427	3,158
Less: anti dilutive stock options due to loss	(4,427)	(3,158)

Total warrants outstanding	6,504	6,888
Less: anti dilutive warrants due to loss	(6,504)	(6,888)

Diluted weighted average shares outstanding	29,689	26,462

14.	Stock Based Awards

SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123, amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

We account for stock-based compensation plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, under which no compensation cost is recognized in the financial statements for employee stock arrangements when grants are made at fair market value. The Company has adopted the disclosure only provisions of SFAS 123.

Beginning on July 1, 2006, we will adopt the accounting treatment required by SFAS 123 (revised 2004) which will require us to measure all employee stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements.

Under variable plan accounting, we recognize a charge equal to the per share change in the share value until the underlying options expire or are exercised. During the three months ended September 30, 2005 and 2004, we recognized an expense of $24 and a benefit of $6,699 respectively related to variable awards.

Had compensation cost for the stock-based compensation plans been determined based upon the fair value at grant dates for awards under those plans consistent with the method prescribed by SFAS 123, net loss would have been increased to the pro forma amounts indicated below. The pro forma consolidated financial information should be read in conjunction with the related historical information and is not necessarily indicative of actual results.

(In thousands, except per share amounts)
	Three months ended September 30,
	2005	2004

Net loss, as reported	($1,951)	($275)
Intrinsic compensation charge recorded under APB 25	1	8
Pro Forma compensation charge under SFAS 123, net of tax	(78)	(212)
Pro Forma net loss	($2,028)	($479)

Earnings Per Share:
Basic—as reported	($0.07)	($0.01)
Basic—pro forma	($0.07)	($0.02)

Diluted—as reported	($0.07)	($0.01)
Diluted—pro forma	($0.07)	($0.02)

The fair value of each option granted was estimated on the date of the grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Three months ended September 30,
	2005	2004
Risk-free interest rates	4.2%	4.1%
Expected dividend yields	-	-
Expected volatility	75%	55%
Expected option life (in years)	10	10

The weighted average fair values as of the grant date for grants made during the quarters ended September 30, 2005 and 2004 were $1.14 and $0.80, respectively.

Item 2- Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide readers with an understanding of the Company. The following are included in our MD&A:

•	Overview;
•	Significant Trends and Developments in Our Business;
•	How We Generate Revenue;
•	Recent Events;
•	Forward Looking Statement;
•	Results of Operations;
•	Liquidity and Capital Resources;
•	Critical Accounting Policies; and
•	Risk Factors.

We are a leading provider of stock house plans over the Internet with the largest selection of plans for consumers and builders. We also sell a variety of related content and services over the Internet. In addition, we are a developer and publisher of software solutions which we market and sell to individuals and small business users through an array of distribution channels. We are committed to being a leading provider of these applications and services to businesses and consumers.

Significant Trends and Developments in Our Business

Since the beginning of July 2004, we have acquired two house plans businesses Abbisoft House Plans Inc. (“Abbisoft”) and Weinmaster Homes Ltd. (“WHL”) to add to Houseplans. We sold subsidiaries Keynomics and Allume, which are software and productivity enhancement businesses now shown as discontinued operations. We show stronger growth, both organic and acquired, in the Houseplans business line. Our software businesses present a higher gross margin but show slower growth and negative growth comparisons in some periods. Both businesses have seasonality. Software is affected by the annual release cycle and Houseplans is correlated with the building season. We expect growth trends to continue, with the impact of any housing slowdown cushioned by our consumer-friendly business model. Expense levels are expected to continue near dollar current levels and increasing at less than the rate of revenue growth. Additional cost savings are expected to be implemented by management as opportunities arise.

As combined, the businesses have not yet achieved breakeven with economies of scale. In order to achieve profitability, we will need to generate significantly higher revenue and continue to manage our expenses. Our ability to generate higher revenues and achieve profitability depends on many factors, including the demand for our products and services, the level of product and price competition, market acceptance of our new products, general economic conditions and the successful integration of Abbisoft and WHL. In this regard, we continue to invest in areas that we believe can accelerate revenue growth and to manage expenses to align our operations and cost structure with market conditions.

Over the past twelve months we have completed several acquisitions aimed at growing our revenues and strengthening our financial results. Management believes that good value target companies, presenting a strategic fit with our current operations, are still present in the marketplace and that potential business combinations with these entities, such as our planned merger with AccessMedia, would help us increase shareholder value. If the AccessMedia transaction were not to occur, significant non-contingent transaction costs would appear as general and administrative expense in the period.

How We Generate Revenue

We lead the market for house plans sold over the Internet with the largest selection of plans for consumers and builders. We also sell a variety of related content and services over the Internet. Additionally, we develop, publish, market and sell a variety of software titles and services that are targeted to a wide array of users primarily for individuals and small businesses. To efficiently serve our customers and maximize our revenue opportunities, we have aligned our business along two segments as described below:

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

Our market-leading house plans are physically delivered either by our organization or by our designer partners.

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

Recent Events

The Weinmaster Homes, Ltd. (“WHL”) Acquisition

On July 1, 2005, Houseplans, Inc, our wholly owned subsidiary, consummated the acquisition of all the stock of WHL, pursuant to a stock purchase agreement between WHL, Bruce and Janice Weinmaster and Houseplans, Inc. The purchase price of approximately $4.2 million consisted of $2.0 million in cash, $1.0 million in a promissory note, transaction costs of $0.2 million and $1.0 million (based on the five-trading-day average price of our common stock surrounding the date the business combination was announced) in our unregistered common stock, which we have committed to register with the SEC.

The Sale of Allume

On July 1, 2005, we sold 100% of the issued and outstanding capital stock of Allume to Smith Micro for $11 million cash and 397,547 unregistered shares of its common stock, having a market value (based on the five-trading-day average price of Smith Micro’s common stock surrounding the date the business combination was announced) of $1.8 million. A portion of the purchase price, including $1.25 million cash and shares of common stock having a closing date market value of $784,000 was deposited in an indemnity escrow to secure certain representations and warranties included in the Stock Purchase Agreement. As of the date of this filing, we have replaced the shares of Smith Micro common stock in escrow with cash, as permitted by the escrow agreement. As a result of this sale we recorded in the quarter ended September 30, 2005 a loss on the sale of discontinued operations of approximately $843,000. This loss calculation does not include the cash and the value of the Smith Micro’s common stock formerly held in escrow and is subject to change in future reporting periods depending upon the value of consideration released from escrow in the future.

Plan of Merger with AccessMedia

On August 8, 2005, AccessMedia Networks, Inc. (“AccessMedia”), a Delaware corporation and the stockholders of AccessMedia, ACCM Acquisition Corp., a Delaware corporation and our wholly owned subsidiary (also referred to as Merger Sub), and we entered into an Agreement and Plan of Merger (“Agreement”), under which Merger Sub will be merged with and into AccessMedia, with AccessMedia continuing after the Merger as the surviving corporation and our wholly-owned subsidiary.

Under the Agreement, we will issue 25 million shares of our common stock to AccessMedia’s stockholders at the closing, representing approximately 45% of our outstanding stock at such time. Following the closing, we may issue up to 46 million additional shares to AccessMedia’s stockholders if AccessMedia achieves certain revenue goals prior to December 31, 2008 (subject to certain extensions as provided in the Agreement). The closing of the transaction is anticipated to occur in the first calendar quarter of 2006. Concurrent with the closing, we intend to change our name to Broadcaster, Inc. and reincorporate in the state of Delaware.

The Agreement has been approved by the both AccessMedia’s and our Boards of Directors, and the transactions contemplated thereby are subject to customary closing conditions.

Concurrently with the execution of the Agreement, we entered into a Joint Operating Agreement, under which we agreed to loan AccessMedia up to $3.0 million prior to the closing of the Merger pursuant to a joint operating plan and an operating budget to be delivered to a joint operating committee comprised of representatives of our Company and AccessMedia. In addition, we agreed to fund up to $7.0 million of net working needs of the surviving entity if certain operating milestones are achieved. AccessMedia has not yet requested funding under this arrangement.

Forward Looking Statements

The following information should be read in conjunction with our consolidated financial statements and the notes thereto and in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our June 30, 2005 Form 10-KSB, as amended. This quarterly report on Form 10-QSB, and in particular this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may contain forward-looking statements regarding future events or our future performance. These future events and future performance involve certain risks and uncertainties including those discussed in the “Factors That May Affect Future Operating Results” section of this Form 10-QSB, as well as in our Fiscal 2005 Form 10-KSB, as amended, as filed with SEC. Actual events or our actual future results may differ materially from any forward-looking statements due to such risks and uncertainties. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. This analysis is not intended to serve as a basis for projection of future events.

Our condensed consolidated financial statements are prepared in accordance with GAAP. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of our condensed consolidated financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our condensed consolidated financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

Results of Operations

The following table sets forth our results of operations for the three months ended September 30, 2005 and 2004 in absolute dollars and as a percentage of net revenues. It also details the changes from the prior fiscal year in absolute dollars and in percentages.

(In thousands)
	Three months ended September 30,
					Change from previous year
	2005		2004
	$	As % of sales	$	As % of sales	$ Increase / (decrease)%

Net revenues	$3,965	100%	$3,135	100%	$830	26%
Product cost	1,455	37%	1,021	33%	434	43%
Gross margin	2,510	63%	2,114	67%	396	19%

Operating expenses
Sales & marketing	1,531	39%	1,350	43%	181	13%
General & administrative	1,425	36%	859	27%	566	66%
Research & development	435	11%	469	15%	(34)	-7%
Total operating expenses	3,391	86%	2,678	85%	713	27%

Operating loss	(881)	-22%	(564)	-18%	(317)	56%

Other income (expenses)
Interest and other, net	(69)	-2%	6	0%	(75)	-1250%
Realized / unrealized gain (loss) on marketable securities	(158)	-4%	(50)	-2%	(108)	216%
Total other loss	(227)	-6%	(44)	-1%	(183)	416%

Loss before income tax	(1,108)	-28%	(608)	-19%	(500)	82%

Income tax provision	-	0%	(5)	0%	(5)	100%

Loss from continuing operations	(1,108)	-28%	(613)	-20%	(495)	81%

Income from discontinued operations, net of income tax	-	0%	285	9%	(285)	-100%
Gain (loss) from the sale of discontinued operations, net of income tax	(843)	-21%	53	2%	(896)	-1691%

Net Loss	($1,951)	-49%	($275)	-9%	($1,676)	609%

Net Revenues

The following illustrations of our revenue reflect the allocation of our products across our business segments and across the distribution channels as well as the breakdown of our net sales domestically and internationally for the quarters ended September 30, 2005 and 2004.

(In thousands)
	Three months ended September 30, 2005
	Software Segment	Internet Content Segment	Total
Net revenues	$2,246	$1,719	$3,965

Channel revenues
Direct marketing	1,039	1,719	2,758
Retail / distribution	934	0	934
Republishing / OEM	273	0	273
Subtotal	2,246	1,719	3,965

Domestic revenues	1,718	1,119	2,837
International revenues	528	600	1,128
Subtotal	$2,246	$1,719	$3,965

	Three months ended September 30, 2004
	Software Segment	Internet Content Segment	Total
Net revenues	$2,527	$608	$3,135

Channel revenues
Direct marketing	1,012	608	1,620
Retail / distribution	1,058	0	1,058
Republishing / OEM	457	0	457
Subtotal	2,527	608	3,135

Domestic revenues	2,047	608	2,655
International revenues	480	0	480
Subtotal	$2,527	$608	$3,135

Revenues by Business Segment

We have two business segments: Internet Content Segment and the Software Segment.

Internet Content Segment: We introduced this segment upon the acquisition of Houseplans, Inc. completed during the quarter ended December 31, 2003. During the quarter ended September 30, 2004, we completed the acquisition of Abbisoft House Plans, Inc. We continued to grow this segment to build a leading position in the sale of stock house plans online. During the quarter ended September 30, 2005, we completed the acquisition of Weinmaster Homes, Ltd., operator of globalHouseplans.com website as well as the Canadian-focused Weinmaster website.

The Internet Content Segment is primarily comprised of a network of highly ranked websites hosting an extensive library of unique stock house plans and marketed under the Houseplans, homeplanfinder, houseplanguys, globalHouseplans and Weinmaster websites. These websites are targeted to general contractors, consumers and designers.

Revenues generated by this segment grew substantially during the quarter ended September 30, 2005 as compared to the same period in the previous fiscal year. In addition to the revenues generated from our new acquisition in this segment, Weinmaster Homes, Ltd, which amounted to approximately $600,000 for the quarter ended September 30, 2005, the substantial revenue increase (83% year over year without WHL) for the Internet Content Segment highlights the organic growth of the underlying business. During the past few months, we were able to focus our direct marketing message, improve our websites, introduce new services and increase the number of units sold and the average selling price of our plans.

This increase in revenues should continue during future reporting periods as we focus on improving the branding and marketing of our main websites and as we continue to successfully integrate the businesses we acquired.

Software Segment: The software segment is comprised of the precision design software, the business applications and other software product families.

Within this business segment, revenues from the sale of the precision design software product family slightly increased but were not able to offset the decline in the sale of the business applications and other software product family resulting in an overall 11% decrease in the revenues derived from the software business during the quarter ended September 30, 2005 as compared to the same period from the previous fiscal year. Within this business, our estimates on reserves for bad debt and distributor returns are lower than at year end due to management’s evaluation of sales and accounts receivable quality.

Precision design software product family: This product family which includes our flagship product, TurboCAD as well as other widely recognized brand names such FloorPlan, DesignCAD and the Instant Series had increased revenues during the quarter ended September 30, 2005 as compared to the same period from the previous fiscal year. Our improved direct marketing focus along with better retail channel penetration accounted for the majority of the revenue growth in this product family.

Business applications and other software product family: This product family mainly includes third party product brands that we license from other software publishers and market to our client base along with certain software titles that we develop internally.

The decline in sales in this product family during the quarter ended September 30, 2005 as compared to the same period from the previous fiscal year (57%) was mainly the result of the decline in the revenues generated from the sale of third party products (including titles published by Allume that we were able to cross sell to our customers during previous quarters prior to our divestiture of Allume on July 1, 2005). The decline in revenues from the sale of FormTool and Hijaak (two internally developed products whose current versions are nearing the end of their life cycles) also accounted for the decline in revenues in this product family for fiscal 2005 as compared to the previous fiscal year.

Revenues by Distribution Channel

Direct marketing accounted for the majority of our sales by distribution channel (70%). Revenues derived from the Internet Content Segment are exclusively sold through the direct marketing channel, therefore, the substantial increase in sales of the Internet Content Segment during the quarter ended September 30, 2005 accounted for the substantial boost in sales through the direct marketing channel for the same period as compared to the same period from the previous fiscal year. Additionally, a substantial amount of our software segment sales were also fulfilled through our direct marketing channel where the more profitable Electronic Software Distribution (ESD) is the delivery method of choice.

We are decreasing our focus on the retail / distribution channel as the unstable retail conditions, including erosion of margins due to competition and high rates of product returns continue to characterize the consumer software industry. The slight decline in revenues from the retail / distribution and from the republishing / OEM channels ($308,000) during the quarter ended September 30, 2005 as compared to the same period from the previous fiscal year reflects our increased focus on the direct marketing distribution channel. Revenues from republishing / OEM channel are mainly revenues derived from minimum guaranteed royalties agreements we have with domestic and international republishing partners.

Domestic and International Revenues

We distribute our products through our wholly owned Canadian, Australian and German subsidiaries and republishing partners in Europe and Asia. Historically, our international activities relate mainly to the software segment but, with the acquisition of Weinmaster Homes, Ltd. in July 2005, we are increasing our presence on the international markets for the Internet Content Segment. The sharp increase in our international revenues for the quarter ended September 30, 2005, both in absolute dollars and as a percentage of total sales, is mainly attributable to the revenues generated from our newly acquired Canadian subsidiary.

Revenues from our German subsidiary grew to $296,000 during the quarter ended September 30, 2005 from $222,000 for the same period in the previous fiscal year. Introduction of new versions and updates of our software titles, better acceptance of our products in the European markets and improved focus on the retail and direct marketing channels were mainly the reasons for the revenues derived from our German subsidiary.

Revenues from our Australian subsidiary are primarily derived from royalty payments from a third party publisher after we licensed the distribution rights of certain products in Australia during fiscal 2003. Revenue from our Australian subsidiary amounted to approximately $35,000 and $58,000 for the quarters ended September 30, 2005 and 2004 respectively.

Our international revenues may be affected by the risks customarily associated with international operations, including fluctuations of the U.S. dollar, increases in duty rates, exchange or price controls, longer collection cycles, government regulations, political instability and changes in international tax laws.

Product Costs and Gross Margin

Our consolidated gross margins decreased to 63% during the quarter ended September 30, 2005 from 67% during the comparable period of the previous fiscal year. The growing share (“mix”) of the lower margin Internet Content Segment as a percentage of our total revenues was the primary reason for the decrease in our consolidated gross margins.

We were able to significantly improve the gross margin of our Internet Content segment as we were successful in negotiating more competitive royalty rates with our vendors, increased our collection of proprietary royalty-free content and worked to integrate the acquisition we made in this segment. We believe that gross margins in the Internet Content Segment will continue to improve in the near-term as we continue our integration of WHL and as we leverage our leading position in the marketplace.

Despite a consolidation in sales of the more profitable precision design software product family, gross margin of the Software Segment decreased 18% during the quarter ended September 30, 2005 as compared to the same period from the previous fiscal year. The products in the precision design software product family carry a lower cost as compared to products in the business applications and other software family as we own the majority of their underlying technology. The decrease in the Software Segment margins was mainly due to obsolete inventory write offs, increases in shipping costs and the effect of fixed costs. The margins achieved during the quarter ended September 30, 2005 in this segment may fluctuate during future reporting periods given the uncertain product lifecycle for some of our historically high margin products and depending on the success of the release of newer software versions. However, as we are able to shift sales mix by distribution channel toward the more profitable direct marketing channel, we should witness improvement in on our overall profit margin.

In addition to the costs of CD-ROM duplication, printing of manuals, packaging and fulfillment, and royalties and license fees that we pay to third parties based on sales of published software and content, our product costs include costs associated with the return of products, such as refurbishment and the write down in value of returned goods.

Our product costs also include the amortization of capitalized software, a component of our overall product costs. These amortization expenses amounted to $60,000 and $110,000 for the quarters ended September 30, 2005 and 2004, respectively. As we continue to acquire businesses and product lines, we are likely to increase our basis in certain intangible assets, the amortization of which may negatively affect our gross margin in the future.

Sales and Marketing

Sales and marketing expenses for the Internet Content Segment increased during the quarter ended September 30, 2005 as compared to the same period from the previous fiscal year. This increase was mainly the result of the additional sales and marketing expenses related to our newly acquired business (WHL), the increased direct marketing expenses, especially relating to advertising necessary to increase the traffic to our websites and to the increased payroll and related expenses from additional headcount. Despite the increase in sales and marketing expenses for this segment during the quarter ended September 30, 2005 as compared to the same period from the previous fiscal year, we continue to integrate the acquisitions and we continue to implement savings and identify synergies among our business units.

The increase in sales and marketing expenses for the Internet Content Segment was in part offset by a decrease in sales and marketing expenses for the Software Segment during the quarter ended September 30, 2005 as compared to the same period from the previous fiscal year. The decrease in the sales and marketing expenses for the Software Segment was mainly the result of decreased consulting expenses, commissions paid to outside E-commerce partners and advertising expenses relating to the retail distribution channel.

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

The increase in our general and administrative expenses for the period ended September 30, 2005 as compared to the same period from the previous fiscal year is mainly attributable to severance pay accrued for an executive, increased payroll and related benefit expenses due to additional headcount, increased accounting fees, and real estate lease termination expenses relating to the Allume business we sold in July of 2005. A significant portion of lease expenses related to the Allume business was accrued as of our year ended June 30, 2005. The accrual as of June 30, 2005 was based upon our decision to sublease the Allume facility. During the quarter ended September 30, 2005, we decided against subleasing the property and chose to incur a lease buy out option increasing our liability by about $25,000.

The additional general and administrative expenses we incurred as a result of the Weinmaster Homes acquisition also accounted for the increase in general and administrative expenses relating to Internet Content Segment. During the quarter ended September 30, 2005, the Internet Content Segment assumed a larger share of common general and administrative expenses than for the previous comparable period. If the growth of this business continues to outpace Software, this shift will continue.

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

Our research and development expenses for the quarter ended September 30, 2005 remained essentially flat as compared to the same period from the previous fiscal year. We continue a steady investment in research and development in the Software Segment. This is a reflection of our commitment to improving our existing core products and developing new titles, features and functionalities. Our management believes that product innovation and new technology integration is essential to proactively respond to the ever-evolving customer demands.

The decrease in research and development expenses as a percentage of total sales and as compared to the same period from the previous fiscal year is the result of increased contribution of the Internet Content Segment to total revenues as this business segment carries little research and development expenses.

Interest and Other, Net

Interest and other, net, include interest on debt instruments, foreign currency transaction gains and losses, and other non-recurring items. The following table summarizes the components of interest and other, net for the three months ended September 30, 2005 and 2004:

(In thousands)
	Three months ended September 30,
			Change from previous year
	2005	2004
	$	$	$ Increase / (Decrease)%
Interest and other, net
Interest expense	($123)	($70)	($53)	76%
Interest income	48	59	(11)	-19%
Foreign exchange gain	6	17	(11)	-65%
Total interest and other, net	($69)	$6	($75)	N/A

Gain / (Loss) on Marketable Securities

The following table details the realized and unrealized net loss on marketable securities that we recognized on our condensed consolidated statements of operations and comprehensive income/(loss) for the three months ended September 30, 2005 and 2004, respectively:

(In thousands)
	Gain (loss) on marketable securities for the three months ended September 30, 2005
	Realized	Unrealized			Total
Description		Reversal of unrealized gain / (loss) recognized in prior periods	Unrealized gain / (loss) for the quarter ended September 30, 2005	Sub total Unrealized gain / (loss)

Other stock in investment portfolio	($234)	$90	($14)	$76	($158)
Total	($234)	$90	($14)	$76	($158)

	Gain (loss) on marketable securities for the three months ended September 30, 2004
	Realized	Unrealized			Total
Description		Reversal of unrealized gain / (loss) recognized in prior periods	Unrealized gain / (loss) for the quarter ended September 30, 2004	Sub total Unrealized gain / (loss)

Jupitermedia common stock	$1,044	($1,047)	$163	($884)	$160
Other stock in investment portfolio	(48)	83	(245)	(162)	(210)
Total	$996	($964)	($82)	($1,046)	($50)

We also recognized an unrealized gain of $478,000 on our holdings of restricted common stock of Smith Micro, which is included in our condensed consolidated balance sheet as of September 30, 2005 as accumulated other comprehensive income (loss) in shareholders equity.

Provision for State and Federal Income Taxes

We recorded income tax expense of $0 and $5,000 for the quarters ended September 30, 2005 and 2004, respectively. The tax expense for the quarter ended September 30, 2004 represented state income taxes accrued where we have operations.

We have not recorded a tax benefit for domestic tax losses because of the uncertainty of realization. We adhere to SFAS No. 109, Accounting for Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Consistent with our past practice, we have recorded a full valuation allowance at September 30, 2005 as the realizeability of our net operating loss carry-forwards is not determinable.

Gain (loss) from Discontinued Operations

Quarter ended September 30, 2005: Sale of Allume

On July 1, 2005, we sold all of the issued and outstanding capital stock of Allume to Smith Micro for an aggregate sales price of $12.8 million consisting of $11.0 million cash and 397,547 unregistered shares of Smith Micro’s common stock, having a market value (based on the five-trading-day average price of Smith Micro’s common stock surrounding the date the business combination was announced) of $1.8 million. At closing, a portion of the proceeds from the sale was deposited in an indemnity escrow, which included $1.25 million in cash and 170,378 shares of Smith Micro’s common stock having a closing date market value of $784,000, to secure certain representations and warranties included in our stock purchase agreement with Smith Micro. As of September 30, 2005, Smith Micro has agreed to release $126,000 of the escrowed cash. As of the date of this filing, we have replaced the shares of Smith Micro common stock in escrow with cash, as permitted by the escrow agreement.

As a result of this sale, we have categorized the assets, liabilities and operations of Allume as discontinued operations for the quarter ended September 30, 2004 and in the quarter ended September 30, 2005 we recorded a loss on the sale of discontinued operations of $843,000. This loss calculation does not include the cash and the value of the Smith Micro common stock formerly held in escrow and is subject to change in future reporting periods depending upon the value of consideration released from escrow in the future.

Quarter ended September 30, 2004: Sale of Keynomics

In July 2004, we sold the assets and customer related liabilities of our wholly owned subsidiary Keynomics, Inc. We evaluated the Keynomics business segment and its long-term prospects during the quarter ended June 30, 2004 and with our focus on direct marketing and the on-line distribution of utilities and precision design content, we determined that Keynomics no longer represented a strategic fit for our company. The $53,000 gain from the sale of discontinued operations for the three months ended September 30, 2004 relates to the sale of Keynomics on July 1, 2004 and represents the excess of the total consideration received over its net carrying value.

Income from Discontinued Operations, Net of Income Tax

Income from discontinued operations totaling $285,000 for the three months ended September 30, 2004 represents the pre-tax net income from the Allume operations of $290,000 offset by the net loss from the Keynomics operations of $5,000. Allume’s net revenues were $2.5 million and Keynomics net revenues were $68,000 for the quarter ended September 30, 2004.

Liquidity and Capital Resources

As of September 30, 2005, we had $9,887,000 in cash and cash equivalents. This represents a $5,540,000 increase from the $4,347,000 balance as of June 30, 2005. Working capital at September 30, 2005 was $9,506,000. This represents a decrease of $3,922,000 over the working capital at June 30, 2005 of $13,428,000.

Our operating activities used net cash of $394,000 despite a net loss of $1,951,000 for the quarter ended September 30, 2005. This compares to net cash generated from operations of $1,643,000 in the three months ended September 30, 2004. A non-cash loss on the sale of Allume in the amount of $843,000 along with non-cash depreciation and amortization expenses of $356,000 during the three months ended September 30, 2005 were the major items that helped reconcile the net loss to cash used by our operating activities.

During the quarter ended September 30, 2005, we received a payment of $2.0 million from Jupitermedia representing the successful achievement of the third earn-out from the sale of ArtToday. This earn-out was contingent on ArtToday reaching certain revenue milestones. We had previously recorded during the quarter ended June 30, 2005 a gain of $2.0 million from the sale of discontinued operations representing the successful achievement of this third earn-out.

Also during the quarter ended September 30, 2005, we reduced our trade accounts payable balances and increased our accounts receivable.

Our investing activities provided net cash of $7,469,000 during the three months ended September 30, 2005, as compared to net cash used of $444,000 during the comparable period from the previous fiscal year. The sale of Allume to Smith Micro on July 1, 2005 accounted for the majority of the cash we generated during the quarter ended September 30, 2005. At closing, a portion of the purchase price, including $1.25 million cash and shares of common stock having a closing date market value of $784,000 was deposited in an indemnity escrow to secure certain representations and warranties included in the stock purchase agreement. Subsequently, and as of the date of this filing, we have replaced the shares of Smith Micro common stock in escrow with cash as permitted by the escrow agreement. The funds still held in escrow, to the extent not required to fund indemnification obligation, will be available to us during future reporting periods. The cash we generated from the sale of Allume was partially used to finance the acquisition of Weinmaster Homes which we consummated in July 2005. The divestiture and acquisition we completed in the quarter ended September 30, 2005 are consistent with our strategy to grow our Internet Content Segment with a focus on products and services that complement our direct marketing and online distribution strengths.

Our financing activities consumed net cash of $2,022,000 for the three months ended September 30, 2005. This compares to $595,000 of net cash used by financing activities during the comparable period from the previous fiscal year. The cash used by our financing activities for the three months ended September 30, 2005 was primarily related to payments we made on notes relating to the acquisitions of Allume that we repaid in full after we sold Allume on July 1, 2005. This repayment of debt was in part offset by a short-term borrowing in the amount of $850,000 utilizing a 15% revolving note to a lender. The balance of this short-term financing including all accrued interest was due on September 30, 2005. Subsequent to quarter end, we repaid all amounts due under this note on October 3, 2005.

Historically, we have financed our working capital and capital expenditure requirements primarily from short-term and long-term notes and bank borrowings, capitalized leases and sales of common stock. The sale of ArtToday to Jupitermedia in June 2003 and the sale of Allume to Smith Micro in July 2005 provided us with additional sources of funds to support our growth strategy.

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

Pursuant to a joint operating agreement with AccessMedia, we have committed to fund development expenses for AccessMedia pending the completion of our merger in an amount up to $3 million. The funding is subject to various conditions, including mutual agreement on an operating budget with AccessMedia. In addition, our merger agreement with AccessMedia provides that we will commit up to $7 million to fund AccessMedia’s working capital after the closing so long as AccessMedia achieves certain milestones. AccessMedia has not yet requested funding under this arrangement.

Critical Accounting Policies

In accordance with SEC guidance, those material accounting policies that we believe are the most critical to an investor’s understanding of our financial results and condition have been expanded and are discussed below. Certain of these policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management to determine the appropriate assumptions to be used in the determination of certain estimates.

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

•	Non-refundable advanced payments received under license agreements with no defined terms are recognized as revenue when the customer accepts the delivered software.
•	Revenue from software licensed to developers, including amounts in excess of non-refundable advanced payments, is recorded as the developers ship products containing the licensed software.
•	Revenue from minimum guaranteed royalties in republishing agreements is recognized ratably over the term of the agreement. Royalties in excess of the guaranteed minimums are recognized when collected.
•	Revenue from original equipment manufacturer (“OEM”) contracts is recognized upon completion of our contractual obligations.

Reserve for returns, price discounts and rebates

Reserves for returns, price discounts and rebates are estimated using historical averages, open return requests, channel inventories, recent product sell-through activity and market conditions. Our allowances for returns, price discounts and rebates are based upon management’s best judgment and estimates at the time of preparing the condensed consolidated financial statements. Reserves are subjective estimates of future activity that are subject to risks and uncertainties, which could cause actual results to differ materially from estimates.

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

Inventories

Inventories are valued at the lower of cost or market and are accounted for on the first-in, first-out basis. Management performs periodic assessments to determine the existence of obsolete, slow moving and non-salable inventories, and records necessary provisions to reduce such inventories to net realizable value. As of September 30, 2005, approximately $264,000 of our inventory was held by certain of our distributors under consignment arrangements.

Software Development Costs and License Fees

Costs incurred in the initial design phase of software development are expensed as incurred in research and development. Once the point of technological feasibility is reached, direct production costs are capitalized in compliance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. We cease capitalizing computer software costs when the product is available for general release to customers. Costs associated with acquired completed software are capitalized.

We amortize capitalized software development costs and visual content license fees on a product-by-product basis. The amortization for each product is the greater of the amount computed using (a) the ratio of current gross revenues to the total of current and anticipated future gross revenues for the product or (b) 18, 36, or 60 months, depending on the product. We evaluate the net realizable value of each software product at each balance sheet date and record write-downs to net realizable value for any products for which the carrying value is in excess of the estimated net realizable value.

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

Factors That May Impact Future Operating Results

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
•
Actual events, circumstances, outcomes, and amounts differing from judgments, assumptions, and estimates used in determining the values of certain assets (including the amounts of related valuation allowances), liabilities, and other items reflected in our condensed consolidated financial statements

•	How well we execute on our strategy and operating plans
•	Changes in accounting rules, such as recording expenses for employee stock option grants and changes in tax accounting principles
•	Compliance expense including the costs of procedures required for Sarbanes-Oxley Section 404 reporting and the costs of procedure remediation, if any.
•	Merger and acquisition activity.

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

We plan our operating expense levels based primarily on forecasted revenue levels. These expenses and the impact of long-term commitments are relatively fixed in the short term. A shortfall in revenue could lead to operating results being below expectations because we may not be able to quickly reduce these fixed expenses in response to short-term business changes.

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

A substantial portion of our software products are sold through our channel partners and the remainder is sold through direct sales. Our stock house plans and services are sold primarily with Internet marketing and distribution and the remainder are sold through call center or indirect sales. Changes in the effectiveness of these channels or the costs associated with these distribution methods could harm our business, operating results, or financial condition.

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

WE HAVE MADE AND EXPECT TO CONTINUE TO MAKE ACQUISITIONS THAT COULD DISRUPT OUR OPERATIONS AND HARM OUR OPERATING RESULTS

Our growth depends upon market growth, our ability to enhance our existing products, and our ability to introduce new products on a timely basis. We intend to continue to address the need to develop new products and enhance existing products through acquisitions of other companies, product lines, technologies, and personnel. Acquisitions involve numerous risks, including the following:

•	Difficulties in integrating the operations, technologies, products, and personnel of the acquired companies
•	Diversion of management’s attention from normal daily operations of the business
•	Potential difficulties in completing projects associated with in-process research and development
•	Difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions
•	Initial dependence on unfamiliar supply chains or relatively small supply partners
•	Insufficient revenue to offset increased expenses associated with acquisitions
•	The potential loss of key employees of the acquired companies

Acquisitions may also cause us to:

•	Issue common stock that would dilute our current shareholders’ percentage ownership
•	Assume liabilities
•	Record goodwill and non-amortizable intangible assets that will be subject to impairment testing on a regular basis and potential periodic impairment charges
•	Incur amortization expenses related to certain intangible assets
•	Incur large and immediate write-offs and restructuring and other related expenses
•	Become subject to intellectual property or other litigation

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

ADVERSE RESOLUTION OF LITIGATION MAY HARM OUR OPERATING RESULTS OR FINANCIAL CONDITION

We are a party to lawsuits in the normal course of our business. Litigation can be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular lawsuit could have a material adverse effect on our business, operating results, or financial condition. For additional information regarding certain of the lawsuits in which we are involved, see Item 1, “Legal Proceedings,” contained in Part II of this report.

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

Item 3- Controls and Procedures

(a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures (“Disclosure Controls”), as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2005, the end of the period covered by this quarterly report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

(b) We have evaluated our accounting procedures and control processes in place as of September 30, 2005 related to material transactions to ensure they are recorded timely and accurately in the financial statements. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II - OTHER INFORMATION

Item 1- Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

We were named as one of a number of co-defendants in a suit filed in the State of New York by Xand Corporation who has asserted a claim in the amount of $270,000 arising out of a contract with Allume Systems, Inc. which would apply to periods during our fiscal years 2004 through 2007. We believe under some circumstances, we may be contractually indemnified against some or all of the claim. We believe the claim is without merit and intend to defend the actions vigorously, if required. While we believe there is no legal basis for liability, due to the uncertainty surrounding the litigation process, we are unable to reasonably estimate a range of loss, if any, at this time.

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

Item 2- Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2005, we sold the following securities in transactions not registered under the Securities Act of 1933:

Date Securities Issued	Securities Title	Issued to	Number of Securities Issued	Consideration (1)	Footnotes
Common Stock Issuances

July 1, 2005	Common Stock	Bruce and Janet Weinmaster	826,583		(2)
July 1, 2005	Common Stock	Dorothy Westall	20,000		(2)
		Total common stock issued	846,583

Derivative Securities Issuances
July 1, 2005	Warrant	Remington Partners, Inc.	39,594		(3)
July 1, 2005	Warrant	Waldman Management Group Inc.	16,664		(3)
July 1, 2005	Warrant	Joe Abrams	8,332		(3)
July 1, 2005	Warrant	Eisenberg Family Investors, an IL prtnrshp	8,332		(3)
July 1, 2005	Warrant	Mary L. Stuckey	4,166		(3)
July 1, 2005	Warrant	Jeanne Hammers & Roger Hammers Trustees, Jeanne Hammers Trust 4/16/02	4,166		(3)
July 1, 2005	Warrant	Casa Madrona, Inc.	4,166		(3)
July 1, 2005	Warrant	Warren Yost and Gail Yost, Trustees, WP&GA Yost Trust UA DTD 3/9/88	4,166		(3)
July 1, 2005	Warrant	Fast Funding Profit Sharing Trust	4,166		(3)
July 1, 2005	Warrant	Walter Bilofsky	4,166		(3)
July 1, 2005	Warrant	Lorraine Lusted	2,083		(3)
July 1, 2005	Warrant	Pensco Trust fbo Vern Bueman IRA	2,083		(3)
July 1, 2005	Warrant	Robert Babbin	2,083		(3)
July 1, 2005	Warrant	Stella Rubin	2,083		(3)
		Total warrants issued	106,250

(1) Consideration received in cash except where noted.
(2) Stock issued pursuant to an acquisition agreement or amendment to an acquisition agreement for which no cash was received by us.
(3) Securities issued pursuant to a financing agreement for which no cash was received by us (see note 9 of our condensed consolidated financial statements as of September 30, 2005 appearing elsewhere in this document.)

Item 3- Defaults upon Senior Securities

Not Applicable

Item 4- Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5- Other Information

Not Applicable

Item 6- Exhibits

Financial Statements

The following condensed consolidated financial statements of International Microcomputer Software, Inc., and Subsidiaries are incorporated by reference in Part I, Item 1:

Condensed Consolidated Balance Sheets at September 30, 2005 and June 30, 2005
Condensed Consolidated Statements of Operations for the interim periods ended September 30, 2005 and 2004
Condensed Consolidated Statements of  Shareholders' Equity for the Quarter Ended September 30, 2005
Condensed Consolidated Statements of Cash Flows for the Quarters Ended September 30, 2005 and 2004
Notes to Condensed Consolidated Financial Statements

Exhibits

The following exhibits are filed as part of, or incorporated by reference into this Report:

Number	Exhibit Title	Note	Page

2.1	Agreement and Plan of Merger dated as of August 8, 2005, by and among International Microcomputer Software, Inc., ACCM Acquisition Corp., AccessMedia Networks, Inc., and the stockholders of AccessMedia Networks, Inc.	(1)
2.2	Joint Operating Agreement dated as of August 8, 2005, between International Microcomputer Software, Inc. and AccessMedia Networks, Inc.	(1)
2.3	Stock Purchase Agreement between International Microcomputer Software, Inc. (the Seller) and Smith Micro Software, Inc.	(2)
2.4	Weinmaster Homes, Ltd. Stock Purchase Agreement, dated July 1, 2005, between Weinmaster Homes, Ltd., Bruce Weinmaster & Janice Weinmaster and International Microcomputer Software, Inc	(3)
3.01	Amended and Restated Articles of Incorporation	(4)
3.02	Amended and Restated Bylaws	(5)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Page 35
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Page 36
32.1	Certification of Chief Executive Officer & Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Page 37

Notes
(1)	Incorporated by reference to exhibits to the Company's Current report on Form 8-K filed on August 9, 2005
(2)	Incorporated by reference to exhibits to the Company's Current report on Form 8-K filed on July 7, 2005
(3)	Incorporated by reference to exhibits to the Company's Current report on Form 8-K filed on July 7, 2005
(4)	Incorporated by reference to exhibits to the Company's registration statement on Form S-3 filed on September 22, 1993
(5)	Incorporated by reference to exhibits to the Company's Current report on Form 8-K filed on January 18, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.

Date: November 14, 2005

By: /s/ Martin Wade, III
Martin Wade, III
Director & Chief Executive Officer

By: /s/ Robert O’Callahan
Robert O’Callahan
Chief Financial Officer (Principal Accounting Officer)

INDEX TO EXHIBITS:

Number	Exhibit Title	Note	Page

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Page 35
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Page 36
32.1	Certification of Chief Executive Officer & Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Page 37