Form 10QSB
period 2006-03-31
INTERNATIONAL MICROCOMPUTER SOFTWARE INC /CA/
filed 2006-05-15
CIK 814929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

As of May 9, 2006, 30,947,719 shares of Issuer’s common stock, no par value, were outstanding.

Transitional Small Business Disclosure Format:  YES [  ]  NO [X]

INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.
AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item1- Condensed Consolidated Financial Statements

INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31, 2006	June 30, 2005
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$9,723	$4,347
Trading securities	0	714
Receivables, less allowances for doubtful accounts, discounts and returns of $493 as of March 31, 2006 and $626 as of June 30, 2005.	989	773
Inventories, net	910	758
Receivables, other (related to discontinued operations)	0	2,000
Receivables, other	0	30
Other current assets	1,479	530
Assets related to discontinued operations	0	12,231
Total current assets	13,101	21,383

Fixed assets, net	302	377

Intangible assets
Capitalized software, net	231	494
Domain names and brands, net	1,818	1,574
Distribution rights and proprietary plans, net	753	170
Capitalized customer lists, agreements and relationships, net	1,227	326
Goodwill	3,852	2,090
Trademarks, net	18	1
Total intangible assets	7,899	4,655

Total assets	$21,302	$26,415

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	93	2,764
Trade accounts payable	1,315	2,245
Accrued and other liabilities	1,598	1,871
Deferred revenues	26	38
Liabilities related to discontinued operations	0	1,037

Total current liabilities	3,032	7,955

Long-term debt and other obligations	176	230

Total liabilities	3,208	8,185

Shareholders' equity
Common stock, no par value; 300,000,000 authorized; 30,144,160 issued and outstanding as of March 31, 2006 and 28,796,886 issued and outstanding as of June 30, 2005	44,854	43,663
Accumulated deficit	(26,911)	(25,331)
Accumulated other comprehensive income (loss)	151	(102)
Total shareholders' equity	18,094	18,230

Total liabilities and shareholders' equity	$21,302	$26,415

See Notes to Condensed Consolidated Financial Statements

INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE INCOME / (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2006	2005	2006	2005
Net revenues	$4,029	$3,799	$11,714	$10,412
Product costs	1,424	1,272	4,207	3,415
Gross margin	2,605	2,527	7,507	6,997

Costs and expenses
Sales and marketing	1,669	1,635	4,859	4,523
General and administrative	1,047	932	3,801	2,773
Research and development	486	418	1,474	1,255
Total operating expenses	3,202	2,985	10,134	8,551

Operating loss	(597)	(458)	(2,627)	(1,554)

Other income (expense)
Interest and other, net	93	(61)	40	(22)
Realized / unrealized gain on securities	-	(276)	765	145
Loss before income tax	(504)	(795)	(1,822)	(1,431)

Income tax provision	(21)	(2)	(60)	(9)

Loss from continuing operations	(525)	(797)	(1,882)	(1,440)

Income from discontinued operations, net of income tax	-	411	-	855
Gain (loss) from the sale of discontinued operations, net of income tax	776	-	302	53

Net income (loss)	$251	($386)	($1,580)	($532)

Other comprehensive income (loss)
Foreign currency translation adjustments	62	(5)	253	(38)
Comprehensive income (loss)	$313	($391)	($1,327)	($570)

Basic earnings (loss) per share:
Loss from continuing operations	($0.01)	($0.01)	($0.06)	($0.01)
Income from discontinued operations, net of income tax	$0.00	$0.00	$0.00	$0.00
Gain (loss) from the sale of discontinued operations, net of income tax	$0.02	$0.01	$0.01	$0.03
Net income (loss)	$0.01	($0.01)	($0.05)	($0.02)
Diluted earnings (loss) per share:
Loss from continuing operations	($0.01)	($0.01)	($0.06)	($0.01)
Income from discontinued operations, net of income tax	$0.00	$0.00	$0.00	$0.00
Gain (loss) from the sale of discontinued operations, net of income tax	$0.02	$0.01	$0.01	$0.03
Net income (loss)	$0.01	($0.01)	($0.05)	($0.02)

Shares used in computing basic earnings (loss) per share	30,043	28,051	29,850	27,623
Shares used in computing diluted earnings (loss) per share	30,043	28,051	29,850	27,623

See Notes to Condensed Consolidated Financial Statements

INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Nine months ended March 31, 2006
(In thousands, except share amounts)
(Unaudited)

	Common Stock
	Shares	Amount	Accumulated deficit	Accumulated other comprehensive income (loss)	Total

Balance at July 1, 2005	28,796,886	$43,663	($25,331)	($102)	$18,230

Issuance of common stock related to:
Stock options exercised	99,291	80			-
Warrants exercised and other	428,673	-			80
Acquisitions	826,583	1,021			1,021
Finder's fee related to acquisition	20,000	25			25

Issuance of stock options related to:
Consulting services rendered		21			21

Issuance of warrants related to:
Acquisitions		6			6
Procurement of short-term debt		68			68

Stock buy back	(27,273)	(30)			(30)

Issuance of stock options		2			2

Variable accounting adjustment		(2)			(2)

Net loss			(1,580)		(1,580)

Foreign currency translation adjustment				253	253
Balance at March 31, 2006	30,144,160	$44,854	($26,911)	$151	$18,094

See Notes to Condensed Consolidated Financial Statements

INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended March 31,
	2006	2005
Cash flows from operating activities:
Net cash provided by (used in) operating activities	($948)	$237
Cash flows from investing activities:
Proceeds from sale of discontinued operations	10,242	608
Proceeds from sale of product line	-	258
Acquisition of subsidiaries	(1,807)	(1,356)
Acquisition of software development, domain names and trademarks	-	(602)
Purchases of equipment and software	(31)	(213)
Transfer cash to escrow for Jupitermedia	-	(499)
Proceeds from the sale of marketable securities	1,524	1,780
Other	(8)	371
Cash provided by discontinued operations in investing activities	-	470
Net cash provided by investing activities	9,920	817
Cash flows from financing activities:
Proceeds from borrowings	850	400
Repayments of notes	(4,579)	(2,368)
Proceeds from warrants and options exercised	80	152
Cash provided by discontinued operations in financing activities	-	(20)
Net cash used in financing activities	(3,649)	(1,836)
Effect of exchange rate change on cash and cash equivalents	53	(39)
Net increase (decrease) in cash and cash equivalents	5,376	(821)
Cash and cash equivalents at beginning of period	4,347	3,212
Cash and cash equivalents at end of the period	$9,723	$2,391

	Nine months ended March 31,
	2006	2005
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	2	189
Income tax paid	66	2
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Capital stock issued in conjunction with acquisitions	1,046	1,602
Warrants issued in conjunction with acquisitions	6	-
Notes payable incurred in conjunction with acquisitions	1,000	480
Warrants issued in conjunction with short-term debt	68	-

See Notes to Condensed Consolidated Financial Statements

INTERNATIONAL MICROCOMPUTER SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The interim condensed consolidated financial statements have been prepared from the records of International Microcomputer Software, Inc., a California corporation, and Subsidiaries ("we" or the “Company”) without audit. All significant inter-company balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments, which consist of only normal recurring adjustments, to present fairly the financial position at March 31, 2006 and the results of operations and cash flows for the three and nine months ended March 31, 2006 and 2005, have been made. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-KSB, for the fiscal year ended June 30, 2005. The results of operations for the three and nine months ended March 31, 2005 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

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

Reclassifications have been made to the amounts reported for the three and nine months ended March 31, 2005 to conform to the current period’s presentation. The amounts reported for the three and nine months ended March 31, 2005, present the assets, liabilities and results of operations for Allume Systems, Inc. (“Allume”) as discontinued operations due to the sale of Allume to Smith Micro Software Inc. (“Smith Micro”) on July 1, 2005.

Also, the amounts reported for the nine months ended March 31, 2005 include the assets, liabilities and results of operations for Keynomics, Inc. (“Keynomics”) as discontinued operations due to the sale of Keynomics on July 29, 2004.

4.	Discontinued Operations

4a Gain (loss) from the sale of discontinued operations, net of income tax

Three and nine months ended March 31, 2006: Sale of Allume

On July 1, 2005, we sold all of the issued and outstanding capital stock of Allume to Smith Micro for an aggregate sales price of $12.8 million made up as follows:

(In millions)
Description	Amount

Cash	$ 11.0
Fair value of 397,547 unregistered shares of our Smith Micro common stock	1.8
Total	$ 12.8

The fair value of the common stock was based on the five-trading-day average price of Smith Micro’s common stock surrounding the date the business combination was announced.

At closing an indemnity escrow was established to secure certain representations and warranties included in our stock purchase agreement with Smith Micro. The following sale proceeds were deposited into the escrow.

(In millions)
Description	Amount

Cash	$ 1.25
170,398 unregistered shares of our Smith Micro common stock	0.784
Total	$ 2.034

The value of the common stock was based on the date of closing.

On November 2, 2005, we replaced the shares of Smith Micro common stock in escrow with cash, as permitted by the escrow agreement.

On November 10, 2005, we sold 100% of our holdings of Smith Micro shares at a gain of $923,000 which was shown in Other Income as Realized Gain on Securities in the December quarter.

Pursuant to the stock purchase agreement, Smith Micro released $500,000 plus interest of $7,000 and $750,000 plus interest of $26,000 of the escrowed cash to us in December 2005 and March 2006, respectively. These amounts, when released, added to our calculation of gain or loss on the sale.

As a result of this sale, we have categorized the assets, liabilities and operations of Allume as discontinued operations for the three and nine months ended March 31, 2005 and in the three months ended March 31, 2006 we recorded a gain on the sale of discontinued operations of $776,000 representing the amount released from escrow on March 31, 2006 plus accrued interest. The gain on the sale of Allume totaled $302,000 as of March 31, 2006. This gain calculation does not consider the remaining cash held in escrow of approximately $0.3 million and is subject to change in future reporting periods depending upon the future release of cash from escrow.

Nine months ended March 31, 2005: Sale of Keynomics

In July 2004, we sold the assets and customer related liabilities of our wholly owned subsidiary Keynomics. The $53,000 gain from the sale of discontinued operations for the nine months ended March 31, 2005 relates to the sale of Keynomics and represents the excess of the total consideration received over its net carrying value.

4b Income from discontinued operations, net of income tax

Income from discontinued operations totaling $411,000 for the three months ended March 31, 2005 represents the pre-tax net income from Allume. Allume’s net revenues were $2.5 million for the three months ended March 31, 2005. Income from discontinued operations totaling $855,000 for the nine months ended March 31, 2005 represents the pre-tax net income of Allume of $860,000 offset by the net loss of Keynomics of $5,000. Allume’s net revenues were $7.6 million and Keynomics net revenues were $68,000 for the nine months ended March 31, 2005.

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

The fair value of our common stock was determined based on 826,583 shares issued to Bruce Weinmaster and priced based on the five-trading-day average price of our common stock surrounding the date the business combination was announced. The preliminary purchase price may increase if we incur additional costs related to this acquisition in future periods. The outstanding debt related to this acquisition is now paid in full, with payments of $250,000 and $750,000 on July 1, 2005 and January 4, 2006, respectively. Costs incurred to consummate the acquisition include legal and accounting fees and finder’s fees paid in cash and through the issuance of 20,000 shares of our common stock.

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

WHL is the operator of the #4 Google ranked globalHouseplans.com website as well as the Canadian focused Weinmaster.com. WHL, one of the leading marketers of stock house plans in Canada, has operated its plans business in the United States and Canada for more than twenty-five years, and is one of the leading innovators in the market. In addition to more than 16,300 plans available to customers, which includes over 500 proprietary Weinmaster plans, WHL has an impressive array of content and tools to help homeowners and their builders economically build their dream homes. Potential operating synergies are anticipated to arise and are likely to include sales growth from joint marketing programs, utilization of best practices developed in each organization, shared content and reduced common product development costs and limited reductions in administrative costs.

6.	Plan of merger with AccessMedia

On December 16, 2005, AccessMedia Networks, Inc. (“AccessMedia”), a Delaware corporation, AccessMedia’s stockholders, ACCM Acquisition Corp., a Delaware corporation and our wholly owned subsidiary (“Merger Sub”) and we, entered into an agreement and plan of merger (“Agreement”), under which Merger Sub will be merged with and into AccessMedia, with AccessMedia continuing after the merger as the surviving corporation and our wholly-owned subsidiary. This agreement was amended and restated on March 24, 2006.

Under the Agreement, we will issue 29 million shares of our common stock to AccessMedia’s stockholders at the closing of this transaction, representing approximately 48.4% of our outstanding stock at such time. Following the closing, we may issue up to 35 million additional shares of our common stock to AccessMedia’s stockholders if AccessMedia achieves certain revenue goals prior to December 31, 2008 (subject to certain extensions as provided in the Agreement). The closing of the transaction is anticipated to occur in the second calendar quarter of 2006. Concurrent with the closing, we intend to change our name to Broadcaster, Inc.

The Agreement has been approved by both AccessMedia’s and our Boards of Directors, and the transactions contemplated thereby are subject to customary closing conditions. IMSI has scheduled a stockholder meeting for May 23, 2006 and filed a definitive proxy on May 5, 2006 containing proposals for the stockholders, one of which is the approval of this transaction by IMSI stockholders. Following an affirmative stockholder vote, the transaction would be expected to close less than a week thereafter. The shareholders will also consider authorizing the Board to execute a reverse (1:2) stock split.

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

As discussed in note 4 above, we currently have approximately $0.3 million of cash in escrow. Our cash and cash equivalents do not reflect the cash that remain in escrow.

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

Impairment of Long Lived Assets

We review long-lived assets and identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. We assess these assets for impairment based on estimated undiscounted future cash flows from these assets. If the carrying value of the assets exceeds the estimated future undiscounted cash flows, a loss is recorded for the excess of the asset’s carrying value over the fair value. We did not recognize any impairment related to long-lived assets for the three and nine months ended March 31, 2006 and 2005.

Goodwill

In accordance with SFAS No. 142, Goodwill and Intangible Assets, goodwill is assessed for impairment annually (in our first fiscal quarter) or more frequently if circumstances indicate impairment. We had goodwill in the amount of $3.9 million and $2.1 million as of March 31, 2006 and June 30, 2005, respectively, mainly related to the acquisitions we made during the quarter ended September 30, 2005 and during the last two fiscal years ended June 30, 2005 and 2004. We did not recognize any impairment related to goodwill for the three and nine months ended March 31, 2006 and 2005.

9.	Debt

The following table details our outstanding debt as of March 31, 2006:

(In thousands)
As of March 31, 2006
Short-term
Acquisition related obligations Weinmaster	$ -
Cardiff Consultants, Ltd.	91
Other obligations	2
Subtotal short-term	93

Long-term
Acquisition related obligations
ULTRYX	176
Other obligations	-
Subtotal long-term	176

Grand total	$269

As discussed above in note 5, the purchase of WHL was financed by a $1.0 million promissory note which had been paid in full as of March 31, 2006. Cardiff Consultants, Ltd. was owed non-interest bearing amounts with the final payment due September 2006, with $91,000 fair value classified as short-term debt.

ULTRYX, Inc. was owed non-interest bearing amounts with the final payment due February 2012, shown as $176,000 in long-term debt.

As of June 30, 2005, we owed $2.0 million on a 4% secured promissory note to Monterey Bay Tech., Inc. (“MBYI”) with the final payment during May 2007. This note arose in connection with the acquisition of Allume from MBYI in April 2004. Also in connection with this transaction, MBYI also was owed $667,000, non-interest bearing and due in August 2005. Following the sale of Allume to Smith Micro in July 2005, we repaid the MYBI obligations. As of June 30, 2005, we recorded $94,000 and $61,000 in short-term and long-term debt, respectively, payable to Cardiff Consultants, Ltd. (which includes the payment of $65,000 of principal during the nine months ended March 31, 2006), $168,000 in long-term debt to ULTRYX and $3,000 and $1,000 in long-term and short-term debt for other obligations.

10.	Gain / (loss) on Marketable Securities

The following table details the realized and unrealized net loss on marketable securities that we recognized on our condensed consolidated statements of operations and comprehensive income/(loss) for the three and nine months ended March 31, 2006 and 2005, respectively:

(In thousands)
Gain (loss) on marketable securities for the three months ended March 31, 2006
	Realized	Unrealized			Total
Description		Reversal of unrealized gain / (loss) recognized in prior periods	Unrealized gain / (loss) for the three months ended March 31, 2006	Sub total Unrealized gain / (loss)

	$-	-	-	-	$-
Total	$-	-	-	-	$-

Gain (loss) on marketable securities for the three months ended March 31, 2005
	Realized	Unrealized			Total
Description		Reversal of unrealized gain / (loss) recognized in prior periods	Unrealized gain / (loss) for the three months ended March 31, 2005	Sub total Unrealized gain / (loss)

	$-	-	-	-	$-

	Gain (loss) on marketable securities for the nine months ended March 31, 2006
	Realized	Unrealized			Total
Description		Reversal of unrealized gain / (loss) recognized in prior periods	Unrealized gain / (loss) for the nine months ended March 31, 2006	Sub total Unrealized gain / (loss)

Smith Micro common stock	$923				$923
Other stock in investment portfolio	($234)	$90	($14)	$76	($158)
Total	$689	$90	($14)	$76	$765

	Gain (loss) on marketable securities for the nine months ended March 31, 2005
	Realized	Unrealized			Total
Description		Reversal of unrealized gain / (loss) recognized in prior periods	Unrealized gain / (loss) for the nine months ended March 31, 2005	Sub total Unrealized gain / (loss)

Stock in investment portfolio	$2,239	($2,067)	($27)	($2,094)	$145

The Smith Micro shares were registered and sold by us in November 2005 resulting in a realized gain of $923,000.

11.	Marketable Securities Activity

(In thousands)
	Nine Months Ended March 31
	2006	2005

Beginning balance of marketable securities July 1	$714	$2,151

Net cash transferred in (out) of marketable securities account	(2,755)	16
Securities received from sale of subsidiary	1,832	-
Purchases of marketable securities	-	(3,885)
Realized gain	689	2,181
Unrealized loss	76	(2,061)
Borrowings from (repayment of) margin account	(558)	3,885
Interest and dividends earned	2	-
Margin interest paid	-	(29)
Wire fees	-
Net change in marketable securities	(714)	107

Ending balance of marketable securities March 31	$0	$2,258

12.	Segment Information

We have two reportable operating segments which are based on our product families that generate revenues and incur expenses related to the sale of our software and Internet content. All inter-company amounts are eliminated through consolidation. Certain general and administrative expenses are allocated among our different segments.

(In thousands)
	Three months ended March, 31 2006			Three months ended March, 31 2005
	Software Segment	Internet Content Segment	Total	Software Segment	Internet Content Segment	Total

Net revenues	$1,814	$2,215	$4,029	$2,319	$1,480	$3,799
Gross margin	1,157	1,448	$2,605	1,686	841	$2,527
Operating Income (loss)	(985)	388	($597)	(459)	1	($458)
Total Assets	$15,883	$5,419	$21,302	$22,307	$3,745	$26,052

	Nine months ended March, 31 2006			Nine months ended March, 31 2005
	Software Segment	Internet Content Segment	Total	Software Segment	Internet Content Segment	Total

Net revenues	$6,266	$5,448	$11,714	$7,427	$2,985	$10,412
Gross margin	4,049	3,458	$7,507	5,350	1,647	$6,997
Operating Income (loss)	(2,415)	(212)	($2,627)	(1,280)	(274)	($1,554)
Total Assets	$15,883	$5,419	$21,302	$22,307	$3,745	$26,052

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

(In thousands)
	Three months ended March, 31 2006			Three months ended March, 31 2005
	Domestic	International	Total	Domestic	International	Total

Net revenues	$3,064	$965	$4,029	$3,403	$396	$3,799
Total Assets	$15,847	$5,455	$21,302	$25,558	$494	$26,052
	Nine months ended March, 31 2006			Nine months ended March, 31 2005
	Domestic	International	Total	Domestic	International	Total

Net revenues	$8,670	$3,044	$11,714	$8,872	$1,540	$10,412
Total Assets	$15,847	$5,455	$21,302	$25,558	$494	$26,052

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

(In thousands)
	Three months ended March 31,
	2006	2005

Basic weighted average shares outstanding	30,043	28,051

Total stock options outstanding	4,761	3,761
Less: anti dilutive stock options	(4,761)	(3,761)

Total warrants outstanding	5,814	6,623
Less: anti dilutive warrants	(5,814)	(6,623)

Diluted weighted average shares outstanding	30,043	28,051

	Nine months ended March 31,
	2006	2005

Basic weighted average shares outstanding	29,850	27,623

Total stock options outstanding	4,761	3,761
Less: anti dilutive stock options due to loss	(4,761)	(3,761)

Total warrants outstanding	5,814	6,623
Less: anti dilutive warrants due to loss	(5,814)	(6,623)

Diluted weighted average shares outstanding	29,850	27,623

14.	Stock Based Awards

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

Under variable plan accounting, we recognize a charge equal to the per share change in the share value until the underlying options expire or are exercised. During the three months ended March 31, 2006 and 2005, we recognized an expense of $2,000 and $2,000 respectively related to variable awards. During the nine months ended March 31, 2006 and 2005, we recognized a benefit of ($2,000) and ($5,000) respectively related to variable awards.

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

(In thousands, except per share amounts)
	Three months ended March 31,
	2006	2005

Net income , as reported	$251	$(386)
Intrinsic compensation charge recorded under APB 25	3	8
Pro forma compensation charge under SFAS 123, net of tax	(89)	(90)
Pro forma net income (loss)	$165	$(468)

Earnings (loss) per share:
Basic—as reported	$0.01	($0.01)
Basic—pro forma	$0.01	$0.00

Diluted—as reported	$0.01	($0.01)
Diluted—pro forma	$0.01	$0.00

	Nine months ended March 31,
	2006	2005

Net loss, as reported	$(1,580)	$(532)
Intrinsic compensation charge recorded under APB 25	21	23
Pro forma compensation charge under SFAS 123, net of tax	(249)	(507)
Pro forma net loss	$(1,808)	$(1,016)

Loss per share:
Basic—as reported	($0.05)	($0.02)
Basic—pro forma	($0.06)	($0.04)

Diluted—as reported	($0.05)	($0.02)
Diluted—pro forma	($0.06)	($0.04)

The fair value of each option granted was estimated on the date of the grant using the Black-Scholes option-pricing model using weighted average assumptions in the following ranges

	Nine months ended March 31,
	2006	2005
Risk-free interest rates	4.9% - 4.2%	4.5% - 4.1%
Expected dividend yields	-	-
Expected volatility	75.0% - 69.2%	66.2% - 55.0%
Expected option life (in years)	10	10

The weighted average fair values as of the grant date for grants made during the three and nine months ended March 31, 2006 were $0.69 and $0.84, respectively.

The weighted average fair values per option as of the grant date for grants made during the three and nine months ended March 31, 2005 were $0.85 and $0.74, respectively.

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

The Sale of Allume

On July 1, 2005, we sold all of the issued and outstanding capital stock of Allume to Smith Micro for an aggregate sales price of $12.8 million made up as follows:

(In millions)
Description	Amount

Cash	$ 11.0
Fair value of 397,547 unregistered shares of our Smith Micro common stock	1.8
Total	$ 12.8

The fair value of the common stock was based on the five-trading-day average price of Smith Micro’s common stock surrounding the date the business combination was announced.

At closing an indemnity escrow was established to secure certain representations and warranties included in our stock purchase agreement with Smith Micro. The following sale proceeds were deposited into the escrow.

(In millions)
Description	Amount

Cash	$ 1.25
170,398 unregistered shares of our Smith Micro common stock	0.784
Total	$ 2.034

The value of the common stock was based on the date of closing.

On November 2, 2005, we replaced the shares of Smith Micro common stock in escrow with cash, as permitted by the escrow agreement.

On November 10, 2005, we sold 100% of our holdings of Smith Micro shares at a gain of $923,000 which was shown in Other Income as Realized Gain on Securities in the December quarter.

Pursuant to the stock purchase agreement, Smith Micro released $500,000 plus interest of $7,000 and $750,000 plus interest of $26,000 of the escrowed cash to us in December 2005 and March 2006, respectively. These amounts, when released, added to our calculation of gain or loss on the sale.

As a result of this sale, we have categorized the assets, liabilities and operations of Allume as discontinued operations for the three and nine months ended March 31, 2005 and in the three months ended March 31, 2006 we recorded a gain on the sale of discontinued operations of $776,000 representing the amount released from escrow on March 31, 2006 plus accrued interest. The gain on the sale of Allume totaled $302,000 as of March 31, 2006. This gain calculation does not consider the remaining cash held in escrow of approximately $0.3 million and is subject to change in future reporting periods depending upon the future release of cash from escrow.

Plan of Merger with AccessMedia

On December 16, 2005, AccessMedia Networks, Inc. (“AccessMedia”), a Delaware corporation and the stockholders of AccessMedia, ACCM Acquisition Corp., a Delaware corporation and our wholly owned subsidiary (also referred to as Merger Sub), and we entered into an Agreement and Plan of Merger (“Agreement”), under which Merger Sub will be merged with and into AccessMedia, with AccessMedia continuing after the merger as the surviving corporation and our wholly-owned subsidiary. This agreement was amended and restated on March 24, 2006.

Under the agreement, we will issue 29 million shares of our common stock to AccessMedia’s stockholders at the closing, representing approximately 48.4% of our outstanding stock at such time. Following the closing, we may issue up to 35 million additional shares to AccessMedia’s stockholders if AccessMedia achieves certain revenue goals prior to December 31, 2008 (subject to certain extensions as provided in the Agreement). The closing of the transaction is anticipated to occur in the second calendar quarter of 2006. Concurrent with the closing, we intend to change our name to Broadcaster, Inc. The shareholders will also consider authorizing the Board to execute a reverse (1:2) stock split.

The Agreement has been approved by both AccessMedia’s and our Boards of Directors, and the transactions contemplated thereby are subject to customary closing conditions. IMSI has scheduled a stockholder meeting for May 23, 2006 and filed a definitive proxy on May 5, 2006 containing proposals for the stockholders, one of which is the approval of this transaction by IMSI stockholders. Following an affirmative stockholder vote, the transaction would be expected to close less than a week thereafter.

Concurrently with the execution of the Agreement, we entered into a joint operating agreement, under which we agreed to loan AccessMedia up to $3.0 million prior to the closing of the merger pursuant to a joint operating plan and an operating budget to be delivered to a joint operating committee comprised of representatives of our Company and AccessMedia. In addition, we agreed to fund up to $7.0 million of net working capital needs of the surviving entity if certain operating milestones are achieved. AccessMedia has not yet requested funding under this arrangement.

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

Results of Operations

The following tables sets forth our results of operations for the three and nine months ended March 31, 2006 and 2005 in absolute dollars and as a percentage of net revenues. It also details the changes from the prior fiscal year in absolute dollars and in percentages.

(In Thousands)
	Three months ended March 31,
					$ Change from previous year
	2006		2005
	$	As % of sales	$	As % of sales	Variance	%

Net revenues	$4,029	100%	$3,799	100%	$230	6%
Product cost	1,424	35%	1,272	33%	152	12%
Gross margin	2,605	65%	2,527	67%	78	3%

Operating expenses
Sales & marketing	1,669	41%	1,635	43%	34	2%
General & administrative	1,047	26%	932	25%	115	12%
Research & development	486	12%	418	11%	68	16%
Total operating expenses	3,202	79%	2,985	79%	217	7%

Operating loss	(597)	-15%	(458)	-12%	(139)	30%

Other income (expenses)
Interest expense	26	1%	(64)	-2%	90	-141%
Interest income	56	1%	22	1%	34	155%
Gain (loss) sale of product line	-	0%	-	0%	-	0%
Gain (loss) on disposal of subsidiaries	-	0%	-	0%	-	0%
Realized gain (loss) - Securities	-	0%	100	3%	(100)	-100%
UnRealized gain (loss) - Securities	-	0%	(376)	-10%	376	100%
Foreign exchange gain/loss	11	0%	(19)	-1%	30	-158%
Total other income	93	2%	(337)	-9%	430	-128%

Income (loss) before income tax	(504)	-13%	(795)	-21%	291	-37%

Income tax benefit (provision)	(21)	-1%	(2)	0%	(19)	950%

Income loss from continuing operations	(525)	-13%	(797)	-21%	272	-34%

Income (loss) from discontinued operations, net of income tax	-	0%	(449)	-12%	449	-100%
Gain from the sale of discontinued operations, net of income tax	776	19%	860	23%	(84)	-10%

Net income (loss)	$251	6%	($386)	-10%	$637	-165%

(In Thousands)
	Nine months ended March 31,
					$ Change from previous year
	2006		2005
	$	As % of sales	$	As % of sales	Variance	%

Net revenues	$11,714	100%	$10,412	100%	$1,302	13%
Product cost	4,207	36%	3,415	33%	792	23%
Gross margin	7,507	64%	6,997	67%	510	7%

Operating expenses
Sales & marketing	4,859	41%	4,523	43%	336	7%
General & administrative	3,801	32%	2,773	27%	1,028	37%
Research & development	1,474	13%	1,255	12%	219	17%
Total operating expenses	10,134	87%	8,551	82%	1,583	19%

Operating loss	(2,627)	-22%	(1,554)	-15%	(1,073)	69%

Other income (expenses)
Interest expense	(118)	-1%	(189)	-2%	71	-38%
Interest income	161	1%	91	1%	70	77%
Gain (loss) sale of product line	(1)	0%	33	0%	(34)	-103%
Gain (loss) on disposal of subsidiaries	-	0%	-	0%	-	0%
Realized gain (loss) - Securities	689	6%	2,239	22%	(1,550)	-69%
UnRealized gain (loss) - Securities	76	1%	(2,094)	-20%	2,170	100%
Foreign exchange gain/loss	(2)	0%	43	0%	(45)	-105%
Total other income	805	7%	123	1%	682	554%

Income (loss) before income tax	(1,822)	-16%	(1,431)	-14%	(391)	27%

Income tax benefit (provision)	(60)	-1%	(9)	0%	(51)	567%

Income loss from continuing operations	(1,882)	-16%	(1,440)	-14%	(442)	31%

Income (loss) from discontinued operations, net of income tax	-	0%	(5)	0%	5	-100%
Gain from the sale of discontinued operations, net of income tax	302	3%	913	9%	(611)	-67%

Net income (loss)	($1,580)	-13%	($532)	-5%	($1,048)	197%

Net Revenues

The following illustrations of our net revenue reflect the allocation of our products across our business segments and across the distribution channels as well as the breakdown of our net sales domestically and internationally for the three and nine months ended March 31, 2006 and 2005.

(In thousands)
	Three months ended March 31, 2006				Nine months ended March 31, 2006
	Software Segment	Internet Content Segment	Total		Software Segment	Internet Content Segment	Total

Net Revenues	$1,814	$2,215	$4,029	Net Revenues	$6,266	$5,448	$11,714

Channel Revenues				Channel Revenues
Direct Marketing	885	2,215	3,100	Direct Marketing	2,974	5,448	8,422
Retail / Distribution	172	0	172	Retail / Distribution	627	0	627
Republishing / OEM	757	0	757	Republishing / OEM	2,665	0	2,665
Subtotal	1,814	2,215	4,029	Subtotal	6,266	5,448	11,714

Domestic Revenues	1,494	1,570	3,064	Domestic Revenues	4,895	3,775	8,670
International Revenues	319	646	965	International Revenues	1,371	1,673	3,044
Subtotal	$1,813	$2,216	$4,029	Subtotal	$6,266	$5,448	$11,714

	Three months ended March 31, 2005				Nine months ended March 31, 2005
	Software Segment	Internet Content Segment	Sub Total		Software Segment	Internet Content Segment	Sub Total

Net Revenues	$2,319	$1,480	$3,799	Net Revenues	$7,428	$2,984	$10,412

Channel Revenues				Channel Revenues
Direct Marketing	1,305	1,480	2,785	Direct Marketing	3,862	2,984	6,846
Retail / Distribution	308	0	308	Retail / Distribution	1,056	0	1,056
Republishing / OEM	706	0	706	Republishing / OEM	2,510	0	2,510
Subtotal	2,319	1,480	3,799	Subtotal	7,428	2,984	10,412

Domestic Revenues	1,923	1,480	3,403	Domestic Revenues	5,888	2,984	8,872
International Revenues	396	0	396	International Revenues	1,540	0	1,540
Subtotal	$2,319	$1,480	$3,799	Subtotal	$7,428	$2,984	$10,412

Revenues by Business Segment

We have two business segments: Internet Content Segment and the Software Segment.

Internet Content Segment: We introduced this segment upon the acquisition of Houseplans, Inc. completed during the quarter ended December 31, 2003. During the nine months ended March 31, 2005, we completed the acquisition of Abbisoft House Plans, Inc. We continued to grow this segment to build a leading position in the sale of stock house plans online. During the nine months ended March 31, 2006, we completed the acquisition of Weinmaster Homes, Ltd., operator of globalHouseplans.com website as well as the Canadian-focused Weinmaster website.

The Internet Content Segment is primarily comprised of a network of highly ranked websites hosting an extensive library of unique stock house plans and marketed under the Houseplans, homeplanfinder, houseplanguys, globalHouseplans and Weinmaster websites. These websites are targeted to general contractors, consumers and designers.

Revenues generated by this segment grew substantially during the three and nine months ended March 31, 2006 as compared to the same period in the previous fiscal year. In addition to the revenues generated from our new acquisition in this segment, Weinmaster Homes, Ltd., which amounted to $645,589 and $1,673,169 for the three and nine months ended March 31, 2006, the revenue increase (6.1% and 26.5% year over year without WHL) for the Internet Content Segment highlights the organic growth of the underlying business. During the past few months, we were able to focus our direct marketing message, improve our websites, introduce new services and increase the number of units sold and the average selling price of our house plans.

This increase in revenues should continue during future reporting periods as we focus on improving the branding and marketing of our main websites and as we continue to successfully integrate the businesses we acquired. We expect some impact from the macroeconomics of the housing market but cannot predict the slowdown, if any, for our business. The prime building season ends in the fall and we expect our sales will then move to a lower, off-season level until early in 2007.

Software Segment: The software segment is comprised of the precision design software, the business applications and other software product families.

Within this business segment, revenues from the sale of the precision design software product family slightly decreased with the anticipation of the new version of our TurboCad products which was released at the end of March 2006, thus resulting in a pre-release decline in the sale of the business applications and other software product family resulting in an overall 21.8% and 15.7% decrease in the revenues derived from the software business during the three and nine months ended March 31, 2006 as compared to the same period from the previous fiscal year.

Precision design software product family: This product family which includes our flagship product, TurboCAD as well as other widely recognized brand names such FloorPlan, DesignCAD and the Instant Series had decreased revenues during the three and nine months ended March 31, 2006 as compared to the same period from the previous fiscal year. The anticipation of the new version of our TurboCad products released at the end of March 2006 accounted for the majority of the revenue decline in this product family.

Business applications and other software product family: This product family mainly includes third party product brands that we license from other software publishers and market to our client base along with certain software titles that we develop internally.

The decline in sales in this product family during the three and nine months ended March 31, 2006 was mainly the result of the decline in the revenues generated from the sale of third party products (including titles published by Allume that we were able to cross sell to our customers during previous quarters prior to our divestiture of Allume on July 1, 2005). The decline in revenues from the sale of FormTool and Hijaak (two internally developed products whose current versions are nearing the end of their life cycles) also contributed to the decline in revenues in this product family for fiscal 2006 as compared to the previous fiscal year.

Revenues by Distribution Channel

Direct marketing accounted for the majority of our sales by distribution channel (77%). Revenues derived from the Internet Content Segment are exclusively sold through the direct marketing channel, therefore, the substantial increase in sales of the Internet Content Segment during the three and nine months ended March 31, 2006 accounted for the substantial boost in sales through the direct marketing channel for the same period as compared to the same period from the previous fiscal year. Additionally, a substantial amount of our software segment sales were also fulfilled through our direct marketing channel where the more profitable Electronic Software Distribution (ESD) is the delivery method of choice.

We are reducing our focus on the retail / distribution channel as the retail consumer software market involves publishing competition, promotional expense and product returns relative to direct distribution. The decline in revenues from the retail / distribution and from the republishing / OEM channels $136,000 and $429,000 during the three and nine months ended March 31, 2006 as compared to the same period from the previous fiscal year reflects our increased focus on the direct marketing distribution channel. Revenues from republishing / OEM channel are mainly revenues derived from minimum guaranteed royalty agreements we have with domestic and international republishing partners.

Domestic and International Revenues

We distribute our products through our wholly owned Canadian, Australian and German subsidiaries and republishing partners in Europe and Asia. Historically, our international activities relate mainly to the software segment but, with the acquisition of Weinmaster Homes, Ltd. in July 2005, we are increasing our presence on the international markets for the Internet Content Segment. The sharp increase in our international revenues for the quarter ended March 31, 2006, both in absolute dollars and as a percentage of total sales, is mainly attributable to the revenues generated from our newly acquired Canadian subsidiary.

Revenues from our German subsidiary declined slightly to $153,000 for the quarter ended March 31, 2006, but increased to $731,000 for the nine months ended March 31, 2006 from $161,000 and $639,000 for the same periods in the previous fiscal year. Introduction of new versions and updates of our software titles, better acceptance of our products in the European markets and improved focus on the retail and direct marketing channels were mainly the reasons for the revenues derived from our German subsidiary.

Revenues from our Australian subsidiary are primarily derived from royalty payments from a third party publisher after we licensed the distribution rights of certain products in Australia during fiscal 2003. Revenue from our Australian subsidiary amounted to approximately $20,000 and $84,000 for the three and nine months ended March 31, 2006 from $25,000 and $120,000 for the same period in the previous year.

Our international revenues may be affected by the risks customarily associated with international operations, including fluctuations of the U.S. dollar, increases in duty rates, exchange or price controls, longer collection cycles, government regulations, political instability and changes in international tax laws.

Product Costs and Gross Margin

Our consolidated gross margins decreased to 64.7% and 64.1% for the three months and nine months ended March 31, 2006 from 66.5% and 67.2% during the comparable period of the previous fiscal year. The growing share (“mix”) of the lower margin Internet Content Segment as a percentage of our total revenues was the primary reason for the decrease in our consolidated gross margins.

We were able to significantly improve the gross margin of our Internet Content Segment as we negotiated more competitive royalty rates with our vendors, increased our collection of proprietary royalty-free content and worked to integrate the acquisition we made in this segment. We believe that gross margins in the Internet Content Segment will modestly improve in the near-term as we continue our integration of WHL and as we leverage our leading position in the marketplace.

Despite a consolidation in sales of the more profitable precision design software product family, gross margin of the Software Segment decreased 31.4% and 24.3% during the three and nine months ended March 31, 2006 as compared to the same period from the previous fiscal year. The products in the precision design software product family carry a lower cost as compared to products in the business applications and other software family as we own the majority of their underlying technology. The decrease in the Software Segment margins was mainly due to obsolete inventory write offs, increases in shipping costs and the effect of fixed costs. The margins achieved during the three and nine months ended March 31, 2006 in this segment may fluctuate during future reporting periods given the uncertain product lifecycle for some of our historically high margin products and depending on the success of the release of newer software versions. However, as we are able to shift sales mix by distribution channel toward the more profitable direct marketing channel, we should witness improvement in on our overall profit margin.

In addition to the costs of CD-ROM duplication, printing of manuals, packaging and fulfillment, and royalties and license fees that we pay to third parties based on sales of published software and content, our product costs include costs associated with the return of products, such as refurbishment and the write down in value of returned goods.

Our product costs also include the amortization of capitalized software, a component of our overall product costs. These amortization expenses amounted to $91,000 and $107,000 for the three months ended March 31, 2006 and 2005, respectively. As we continue to acquire businesses and product lines, we are likely to increase our basis in certain intangible assets, the amortization of which may negatively affect our gross margin in the future.

Sales and Marketing

Sales and marketing expenses for the Internet Content Segment increased during the three and nine months ended March 31, 2006 as compared to the same period from the previous fiscal year. This increase was mainly the result of the additional sales and marketing expenses related to our newly acquired business (WHL), the increased direct marketing expenses, especially relating to advertising necessary to increase the traffic to our websites and to the increased payroll and related expenses from additional headcount. Despite the increase in sales and marketing expenses for this segment during the quarter ended March 31, 2006 as compared to the same period from the previous fiscal year, we continue to integrate the acquisitions and we continue to implement savings and identify synergies among our business units.

The increase in sales and marketing expenses for the Internet Content Segment was in part offset by a decrease in sales and marketing expenses for the Software Segment during the three and nine months ended March 31, 2006 as compared to the same periods from the previous fiscal year. The decrease in the sales and marketing expenses for the Software Segment was mainly the result of decreased consulting expenses, commissions paid to outside E-commerce partners and advertising expenses relating to the retail distribution channel.

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

The increase in our general and administrative expenses for the three and nine months ended March 31, 2006 as compared to the same period from the previous fiscal year is mainly attributable to severance pay accrued for an executive, increased payroll and related benefit expenses due to additional headcount, increased accounting fees, and real estate lease termination expenses relating to the Allume business we sold in July 2005. A significant portion of lease expenses related to the Allume business was accrued as of our year ended June 30, 2005. The accrual as of June 30, 2005 was based upon our decision to sublease the Allume facility. During the quarter ended September 30, 2005, we decided against subleasing the property and chose to incur a lease buy out option increasing our liability by about $25,000.

The additional general and administrative expenses we incurred as a result of the WHL acquisition also accounted for the increase in general and administrative expenses relating to Internet Content Segment. During the three and nine months ended March 31, 2006, the Internet Content Segment assumed a larger share of common general and administrative expenses than for the previous comparable periods. If the growth of this business continues to outpace Software, this shift will continue.

Research and Development

Our research and development expenses consist primarily of salaries and benefits for research and development employees and payments to independent contractors, mainly our third party contract development teams in Russia with whom we continue to maintain a strong partnership at competitive costs.

Research and development expenses for the three and nine months ended March 31, 2006 increased as compared to the same period from the previous fiscal year. The increase was related to the development cost associated to the new releases in the Software Segment, TurboCAD version 12 which was released at the end of March 2006. We continue a steady investment in research and development in the Software Segment. This is a reflection of our commitment to improving our existing core products and developing new titles, features and functionalities. Our management believes that product innovation and new technology integration is essential to proactively respond to the ever-evolving customer demands.

Interest and Other, Net

Interest and other, net, include interest earned on cash and cash equivalents, interest expense on debt instruments, foreign currency transaction gains and losses, and other non-recurring items. A positive interest expense for the quarter ended March 31, 2006 is the result of the waiving of accrued interest on an obligation of an acquisition. The following table summarizes the components of interest and other, net for the three and nine months ended March 31, 2006 and 2005:

(In thousands)
	Three months ended March 31,				Nine months ended March 31,
	2006	2005	$ Change from previous year		2006	2005	$ Change from previous year
	$	$	$ Increase / (Decrease)%		$	$	$ Increase / (Decrease)%
Interest & Other, net
Interest expense	$27	($64)	$90	-142%	($118)	($189)	$71	-38%
Interest income	56	22	35	155%	161	91	70	77%
Gain on Sale of Product Line	-	-	-		(1)	33	(34)	-103%
Foreign exchange gain	10	(19)	29	-153%	(2)	43	(45)	-105%
			-				-
Total Interest & Other, Net	$93	($61)	$154	-252%	$40	($22)	$62	-282%

Gain / (Loss) on Marketable Securities

The following table details the realized and unrealized net loss on marketable securities that we recognized on our condensed consolidated statements of operations and comprehensive income/(loss) for the three and nine months ended March 31, 2006 and 2005, respectively:

(In thousands)
Gain (loss) on marketable securities for the three months ended March 31, 2006
	Realized	Unrealized			Total
Description		Reversal of unrealized gain / (loss) recognized in prior periods	Unrealized gain / (loss) for the three months ended March 31, 2006	Sub total Unrealized gain / (loss)

	$-	-	-	-	$0
Total	$-	-	-	-	$0

Gain (loss) on marketable securities for the three months ended March 31, 2005
	Realized	Unrealized			Total
Description		Reversal of unrealized gain / (loss) recognized in prior periods	Unrealized gain / (loss) for the three months ended March 31, 2005	Sub total Unrealized gain / (loss)

	$-	-	-	-	-
Total	$-	-	-	-	-

	Gain (loss) on marketable securities for the nine months ended March 31, 2006
	Realized	Unrealized			Total
Description		Reversal of unrealized gain / (loss) recognized in prior periods	Unrealized gain / (loss) for the nine months ended March 31, 2006	Sub total Unrealized gain / (loss)

Smith Micro common stock	$923				$923
Other stock in investment portfolio	($234)	$90	($14)	$76	($158)
Total	$689	$90	($14)	$76	$765

	Gain (loss) on marketable securities for the nine months ended March 31, 2005
	Realized	Unrealized			Total
Description		Reversal of unrealized gain / (loss) recognized in prior periods	Unrealized gain / (loss) for the nine months ended March 31, 2005	Sub total Unrealized gain / (loss)

Stock in investment portfolio	$2,239	($2,067)	($27)	($2,094)	$145
Total	$2,239	($2,067)	($27)	($2,094)	$145

The Smith Micro shares were registered and sold by us in November 2005 resulting in a realized gain of $923,000 for the three months ended December 31, 2005.

Provision for State and Federal Income Taxes

We recorded income tax expense of $21,000 and $2,000 for the three months ended March 31, 2006 and 2005, respectively. The tax expense for the three and nine months ended March 31, 2006 primarily represented accrued Canadian income taxes. The tax expense for the three and nine months ended March 31, 2005 represented state income taxes accrued where we have operations.

We have not recorded a tax benefit for domestic tax losses because of the uncertainty of realization. We adhere to SFAS No. 109, Accounting for Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Consistent with our past practice, we have recorded a full valuation allowance at March 31, 2006 as the realizeability of our net operating loss carry-forwards is not determinable.

Gain (loss) from Discontinued Operations

Three and nine months ended March 31, 2006: Sale of Allume

On July 1, 2005, we sold all of the issued and outstanding capital stock of Allume to Smith Micro for an aggregate sales price of $12.8 million consisting of $11.0 million cash and 397,547 unregistered shares of Smith Micro’s common stock, having a market value (based on the five-trading-day average price of Smith Micro’s common stock surrounding the date the business combination was announced) of $1.8 million. At closing, a portion of the proceeds from the sale was deposited in an indemnity escrow, which included $1.25 million in cash and 170,378 shares of Smith Micro’s common stock having a closing date market value of $784,000, to secure certain representations and warranties included in our stock purchase agreement with Smith Micro. In November 2005, we replaced the shares of Smith Micro common stock in escrow with cash, as permitted by the escrow agreement and sold 100% of our holdings of Smith Micro shares at a gain of $923,000. Smith Micro released $500,000 and $750,000 of the escrowed cash to us in December 2005 and March 2006, respectively.

As a result of this sale, we have categorized the assets, liabilities and operations of Allume as discontinued operations for the three and nine months ended March 31, 2005 and in the three months ended March 31, 2006 we recorded a gain on the sale of discontinued operations of $776,000 primarily representing the amount released from escrow on March 31, 2006 plus accrued interest. The gain on the sale of Allume for the nine months ended March 31, 2006 totaled $302,000. This gain calculation does not include the remaining cash held in escrow of approximately $0.3 million and is subject to change in future reporting periods depending upon the future release of cash from escrow.

Nine months ended March 31, 2005: Sale of Keynomics

In July 2004, we sold the assets and customer related liabilities of our wholly owned subsidiary Keynomics, Inc. The $53,000 gain from the sale of discontinued operations for the nine months ended March 31, 2005 relates to the sale of Keynomics and represents the excess of the total consideration received over its net carrying value.

Income from discontinued operations, net of income tax

Income from discontinued operations totaling $411,000 for the three months ended March 31, 2005 represents the pre-tax net income of Allume. Allume’s net revenues were $1.7 million for the three months ended March 31, 2005.

Income from discontinued operations totaling $913,000 for the nine months ended March 31, 2005 represents the pre-tax net incomes of Allume of $860,000 offset by the net loss of Keynomics of $5,000. Allume’s net revenues were $7.6 million and Keynomics net revenues were $68,000 for the nine months ended March 31, 2005.

Liquidity and Capital Resources

As of March 31, 2006, we had $9,723,000 in cash and cash equivalents. This represents a $164,000 decrease from the $9,887,000 balance as of December 31, 2005 and a $5,376,000 increase from the $4,347,000 balance as of June 30, 2005. Working capital at March 31, 2006 was $10,129,000. This represents an increase of $604,000 over the working capital at December 31, 2005 of $9,525,000 and a decrease of $3,299,000 over working capital at June 30, 2005 of $13,428,000.

Our operating activities used net cash of $948,000 following a net loss of $1,580,000 for the nine months ended March 31, 2006. This compares to net cash generated from operations of $237,000 for the nine months ended March 31, 2005. A non-cash loss on the sale of Allume in the amount of $474,000 during the nine months ended March 31, 2006 and a realized and unrealized gain on securities of $765,000 were the major items that helped reconcile the net loss to cash used by our operating activities.

Our investing activities provided net cash of $9,920,000 during the nine months ended March 31, 2006, as compared to net cash provided of $817,000 during the comparable period from the previous fiscal year. The sale of Allume to Smith Micro on July 1, 2005 accounted for the majority of the cash we generated during the nine months ended March 31, 2006. The cash we generated from the sale of Allume was partially used to finance the acquisition of Weinmaster Homes which we consummated in July 2005. The divestiture and acquisition we completed in the nine months ended March 31, 2006 are consistent with our strategy to grow our Internet Content Segment with a focus on products and services that complement our direct marketing and online distribution strengths.

Our financing activities consumed net cash of $3,649,000 for the nine months ended March 31, 2006. This compares to $1,836,000 of net cash used by financing activities during the comparable period from the previous fiscal year. The cash used by our financing activities for the nine months ended March 31, 2006 was primarily related to payments we made on notes relating to the acquisitions of Allume that we repaid in full after we sold Allume on July 1, 2005. This repayment of debt was in part offset by a short-term borrowing in the amount of $850,000 utilizing a 15% revolving note to a lender. The balance of this short-term financing including all accrued interest was due on September 30, 2005. We repaid all amounts due under this note on October 3, 2005.

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

Inventories

Inventories are valued at the lower of cost or market and are accounted for on the first-in, first-out basis. Management performs periodic assessments to determine the existence of obsolete, slow moving and non-salable inventories, and records necessary provisions to reduce such inventories to net realizable value. As of March 31, 2006, approximately $356,000 of our inventory was held by certain of our distributors under consignment arrangements.

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

Item 3- Controls and Procedures

(a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures (“Disclosure Controls”), as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2006, the end of the period covered by this quarterly report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

(b) We have evaluated our accounting procedures and control processes in place as of March 31, 2006 related to material transactions to ensure they are recorded timely and accurately in the financial statements. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2006, we sold no securities in transactions not registered under the Securities Act of 1933.

Item 3 - Defaults upon Senior Securities

Not Applicable

Item 4 - Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5 - Other Information

Not Applicable

Item 6 - Exhibits

Financial Statements

The following condensed consolidated financial statements of International Microcomputer Software, Inc., and Subsidiaries are incorporated by reference in Part I, Item 1:

Condensed Consolidated Balance Sheets at March 31, 2006 and June 30, 2005
Condensed Consolidated Statements of Operations for the Three and Nine Month Ended March 31, 2006 and 2005
Condensed Consolidated Statements of Shareholders' Equity for the Nine Months Ended March 31, 2006
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2006 and 2005
Notes to Condensed Consolidated Financial Statements

Exhibits

The following exhibits are filed as part of, or incorporated by reference into this Report:

Number	Exhibit Title	Note	Page

2.1	Agreement and Plan of Merger dated as of March 24, 2006, by and among International Microcomputer Software, Inc., ACCM Acquisition Corp., AccessMedia Networks, Inc., and the stockholders of AccessMedia Networks, Inc.	(1)
2.2	Joint Operating Agreement dated as of August 8, 2005, between International Microcomputer Software, Inc. and AccessMedia Networks, Inc., including the form of Certificate of Designation attached as Exhibit B thereto.	(2)
2.3	Stock Purchase Agreement between International Microcomputer Software,Inc. (the Seller) and Smith Micro Software, Inc.	(3)
2.4	Weinmaster Homes, Ltd. Stock Purchase Agreement, dated July 1, 2005, between Weinmaster Homes, Ltd., Bruce Weinmaster & Janice Weinmaster and International Microcomputer Software, Inc	(3)
3.01	Amended and Restated Articles of Incorporation	(4)
3.02	Amended and Restated Bylaws	(5)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Page 39
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Page 40
32.1	Certification of Chief Executive Officer & Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Page 41

Notes
(1)	Incorporated by reference to exhibits to the Company's Current report on Form 8-K filed on March 29, 2006
(2)	Incorporated by reference to exhibits to the Company's Current report on Form 8-K filed on August 9, 2005
(3)	Incorporated by reference to exhibits to the Company's Current report on Form 8-K filed on July 7, 2005
(4)	Incorporated by reference to exhibits to the Company's registration statement on Form S-3 filed on September 22, 1993
(5)	Incorporated by reference to exhibits to the Company's Current report on Form 8-K filed on January 18, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.

Date: May 15, 2006

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