Form 10KSB
period 2006-06-30
BROADCASTER INC
filed 2006-10-13
CIK 814929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934
For the Transition Period from _____ to _____

Commission File No. 0-15949

BROADCASTER, INC.
(Name of Small business issuer in its charter)

CALIFORNIA	94-2862863
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9201 Oakdale Avenue, Suite 200, Chatsworth, CA	91311
(Address of principal executive offices)	(Zip code)

(323) 988 0754
Issuer's telephone number

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common stock, no par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [_]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[  ] No[X]

Issuer’s revenues for its most recent fiscal year: $8,203,000.

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the average bid and asked price of the common stock as of September 28, 2006 was approximately $25,447,566.

As of September 28, 2006, 63,531,009 Shares of Issuer’s common stock, no par value, were outstanding.

Documents incorporated by reference: None

Transitional small business disclosure format:  Yes [  ]  No [X]

BROADCASTER, INC.
FORM 10-KSB ANNUAL REPORT
FOR THE YEAR ENDED JUNE 30, 2006

PART I

Forward-Looking Information

This Annual Report of Broadcaster, Inc. (formerly International Microcomputer Software, Inc.) (“Broadcaster” or the “Company”) on Form 10-KSB contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”). All statements in this Annual Report other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any statements of the plans and objectives for future operations and any statement of assumptions underlying any of the foregoing. Statements that include the use of terminology such as “may,” “will,” “expects,” “believes,” “plans,” “estimates,” “potential,” or “continue,” or the negative thereof or other and similar expressions are forward-looking statements. These forward-looking statements involve risks and uncertainties, and it is important to note that our actual results could differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed under the headings “Legal Proceedings” and “Management’s Discussion and Analysis or Plan of Operation,” generally, and specifically therein under the captions “Liquidity and Capital Resources” as well as elsewhere in this Annual Report on Form 10-KSB.” All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement or risk factor. You should consult the risk factors listed from time to time in our Reports on Form 10-QSB.

Item 1- Description of Business

The Company

Our Business

We historically operated as a software company. Prior to the acquisition of AccessMedia Networks, Inc. (“AccessMedia”) on June 1, 2006, we operated in two business segments: (i) computer aided design and precision engineering (“Precision Design”) and (ii) house plans and architectural drawings (“Houseplans”). As discussed below, we subsequently disposed of Precision Design and, as a result, we now operate in two business segments, AccessMedia and Houseplans.

In 2004, we began exploring various ways to enhance shareholder value, including the further migration of Broadcaster from a traditional or packaged software company to offering downloadable media and content over the Internet. We believe that the growth and reach of the Internet coupled with the predictability of recurring revenues should lead to enhanced Broadcaster shareholder value. As such, during 2005 we began discussions with AccessMedia, a developer of a platform for delivering real-time and interactive media over the Internet through its unique “virtual set top box” technology. Concurrent with the completion of the acquisition of AccessMedia, we changed our name to Broadcaster, Inc.

We are now a global Internet entertainment network providing consumers with access to online entertainment that is fast, easy, safe, fun, and of great value. We offer a wide variety of on-demand programming including movies, music, television shows, viral videos, mobile media, games, news, sports, and other entertainment focused content, in one place that can be viewed or downloaded at anytime and on any device. Our proprietary virtual set-top box technology available at www.broadcaster.com puts Internet users in control of their entertainment experience allowing them to choose what, when and on which device they want to view media and content.

We provide users with delivery of both short and long form digital entertainment content − giving them the power to download content to their desktop computer, laptop, PSP, iPod or preferred mobile entertainment device. We enable consumers to easily find, organize, download and enjoy the growing volumes of high quality content available online. Our capabilities span our proprietary media library, media under license, and media readily available on the Internet. We are also in discussions with major studios, cable and television networks, music labels, and game producers to become a gateway for the direct delivery of first run movies, popular television shows, music and online games.

Our multi-channel Internet entertainment network redefines the user experience on the World Wide Web (the Web), putting more control into the hands of the user with the most advanced technologies including a Download Manager, Entertainment Meta Search, Content Manager, Mobile Transfer Capabilities, Peer-to-Peer Technology, Social Networking Tools and Parental Lock functionality, among others. In addition, our entertainment meta search is one of the most advanced available on the Web and is optimized for rich media content allowing for advanced identification and indexing of media and content.

In addition to our Internet entertainment network, we are also a leading on-line distributor of stock house plans. We have an extensive library of over 25,000 unique house plans and have more than 150,000 registered members. Our house plans are sold to developers, builders, architects and individuals allowing our customers to substantially reduce upfront planning and building costs.

International Operations

International operations comprise our Canadian subsidiary, Weinmaster Homes Limited (“Weinmaster”), which is part of the Houseplans segment. Weinmaster was acquired in July 2005.

The Merger

We completed the merger with AccessMedia (the “Merger”) on June 1, 2006 pursuant to which we issued 29,000,000 shares of our common stock and agreed to issue up to an additional 35,000,000 shares of our common stock upon achievement of certain revenue milestones to the former Stockholders of AccessMedia. In connection with the Merger, we changed our name from International Microcomputer Software, Inc. to Broadcaster, Inc.

AccessMedia is led by seasoned Internet entrepreneurs. This team has been one of the foremost innovators of technologies, marketing, and advertising strategies for Internet-based consumer media offerings, and until now this team has operated in a private company environment. Additionally, this team has been a leader in providing web site development, traffic, database management, and hosting for many of the largest worldwide media companies.

We believe that the Merger offers us a unique opportunity to enter into the highly scalable Internet media industry. The underlying growth in the Internet media industry, coupled with high margin product offerings, innovative marketing strategies, and exceptional management team, should combine to provide us with substantial growth and profit opportunities, creating significant shareholder value.

Sale of Precision Design

In June 2006, we sold Precision Design, our legacy software business, to position the company solely as an on-line business. We received a combination of $6.5 million in cash and an interest free note of $1.5 million which was paid in full on July 3, 2006.  Included in the assets sold were the TurboCad and DesignCAD product lines as well as other design and personal productivity titles.

The sale of Precision Design is expected to reduce our operating expenses for fiscal year 2007 by approximately $5 million. Additionally, our increased cash positions us to grow our Internet entertainment business and to take advantage of future opportunities.

Competitive Business Conditions

The Internet industry is highly competitive and characterized by several key factors:

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

Our main products and their primary competition are listed in the following table:

Broadcaster Product Group	Competitor

Houseplans	Hanley-Wood
Move Inc.

AccessMedia	RealOne
Vongo
Blink.tv

Dependence on Major Customers

No single customer accounted for greater than 10% of our revenues in fiscal year 2006 or 2005.

Product Development

The majority of development costs relating to the Internet content segment relate to development of websites and databases to host the content. All of our Web development is internally developed.

Our research and development expenses consist primarily of salaries and benefits for research and development employees and payments to independent contractors. We spent approximately $218,000 and $68,000 on research and development in the years ended June 30, 2006 and 2005, respectively. We will continue to invest in existing and new products which reflects our commitment to developing our core products as well as maintaining strong relationships with our internal and contract development teams.

Proprietary Rights and Licenses

We use the following trademarks and service marks in our business: Houseplans, Homeplan, and Accessmedia.

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

Employees

As of June 30, 2006, we had 46 employees, of which 43 are full-time employees and 3 part-time employees. All employees are located in North America. None of our employees are represented by a labor union and we have experienced no work stoppages. Our success depends to a significant extent upon the performance of our executive officers, key technical personnel, and other employees.

RISK FACTORS

An investment in our common stock is highly speculative and invovles a high degree of risk. You should carefully consider the risks described below, together with the other information contained in this Annual Report, before making an investment decision. If any of the circumstances described in these risk factors actually occur, our business, financial condition or results of operations could be materially adversely affected. In that event, the trading price of our shares could decline, and you may lose part of all of your investment.

Our operating results may fluctuate in future periods, which may adversely affect our stock price.

Our operating results have been in the past, and will continue to be, subject to quarterly and annual fluctuations as a result of numerous factors. These factors include:

•	fluctuations in demand for our products and services;

•	price and product competition;

•	overall movement toward industry consolidation;

•	variations in sales channels, product costs, or mix of products sold;

•	fluctuations in our gross margins;

•	our ability to achieve cost reductions;

•
actual events, circumstances, outcomes, and amounts differing from judgments, assumptions, and estimates used in determining the values of certain assets (including the amounts of related valuation allowances), liabilities, and other items reflected in our condensed consolidated financial statements;

•	how well we execute on our strategy and operating plans;

•	changes in accounting rules, such as recording expenses for employee stock option grants and changes in tax accounting principles;

•	compliance expense including the costs of procedures required for Sarbanes-Oxley Section 404 reporting and the costs of procedure remediation, if any; and

•	merger and acquisition activity.

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

The Selling Shareholders intend to sell their shares of common stock in the market over time, which sales may cause our stock price to decline.

We are seeking to register for sale 33,833,874 shares of our common stock which are owned by certain number of shareholders (the Selling Shareholders), along with 979,036 shares of additional common stock that may be issued upon exercise of outstanding warrants. Our Selling Shareholders have not engaged an underwriter in connection with this registration, and have indicated that they do not intend to do so. The three-month average daily volume of our stock is approximately 109,000 shares. The number of our shares available for resale in the public market as a result of this registration may therefore exceed the number of shares that purchasers wish to buy. This potential increase in the number of shares that may be available for public trading may dramatically reduce the price of our common stock on the basis of supply and demand alone.

Our revenue for a particular period is difficult to predict, and a shortfall in revenue may harm our operating results.

As a result of a variety of factors, our revenue for a particular quarter is difficult to predict. Our net sales may grow at a slower rate than in past periods, or may decline. Our ability to meet financial expectations could also be adversely affected by the timing and mix of individual sales.

We plan our operating expense levels based primarily on forecasted revenue levels. These expenses and the impact of long-term commitments are relatively fixed in the short term. A shortfall in revenue could lead to operating results being below expectations because we may not be able to quickly reduce these fixed expenses in response to short-term business changes.

We expect gross margin to vary overtime, and our recent gross margin may not be sustainable.

Our product gross margins may not be sustainable and may be adversely affected by numerous factors, including:

•	changes in customer, geographic, or product mix;

•	introduction of new products;

•	increased price competition;

•	changes in distribution channels;

•	how well we execute on our strategy and operating plans; and

•	inability to achieve targeted cost reductions.

We have made and expect to continue to make acquisitions that could disrupt our operations and harm our operating results.

Our growth depends upon market growth, our ability to enhance our existing products, and our ability to introduce new products on a timely basis. We intend to continue to address the need to develop new products and enhance existing products through acquisitions of other companies, product lines, technologies, and personnel. Acquisitions involve numerous risks, including the following:

•	difficulties in integrating the operations, technologies, products, and personnel of the acquired companies;

•	diversion of management’s attention from normal daily operations of the business;

•	potential difficulties in completing projects associated with in-process research and development;

•	difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;

•	insufficient revenue to offset increased expenses associated with acquisitions; and

•	the potential loss of key employees of the acquired companies.

Acquisitions may also cause us to:

•	issue common stock that would dilute our current shareholders’ percentage ownership;

•	assume liabilities;

•	record goodwill and non-amortizable intangible assets that will be subject to impairment testing on a regular basis and potential periodic impairment charges;

•	incur amortization expenses related to certain intangible assets;

•	incur large and immediate write-offs and restructuring and other related expenses; and

•	become subject to intellectual property or other litigation.

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

Adverse resolution of litigation may harm our operating results or financial condition.

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

System failures could damage our reputation and harm our business.

Continuous and uninterrupted performance of our systems is critical to our success. We must protect these systems against damage from fire, power loss, water damage, earthquakes, telecommunications failures, viruses, vandalism and other malicious acts, and similar unexpected adverse events. Our operations depend upon our ability to maintain and protect our computer systems, data centers and server locations. Our corporate headquarters, data center and primary operations are located in California, an area susceptible to seismic activity and possible power outages. We cannot eliminate the risk of downtime caused by factors such as natural disasters and other events. Further, individuals may attempt to breach our network security, such as hackers, which could damage our network. The occurrence of any of these events could harm our business, operating results and financial condition.

Our executive officers and key personnel are critical to our success, and our failure to retain a team of key personnel in a competitive marketplace may impair our ability to grow our business.

The success of the AccessMedia acquisition depends on our ability to retain our management team and to attract, assimilate and retain other highly qualified employees, including engineering, technology, marketing, sales and support personnel into a functional team achieving corporate goals. AccessMedia’s key employees are not bound by agreements that could prevent them from terminating their employment at any time. In addition, there is substantial competition for highly skilled employees. If we fail to attract and retain key AccessMedia employees, our business could be harmed.

We have incurred significant costs associated with the acquisition of AccessMedia.

We estimate that we have incurred in direct transaction costs of approximately $3,690,000 associated with the AccessMedia acquisition, including direct costs of the acquisition as well as liabilities to be accrued in connection with the acquisition. There is no assurance that we will not incur additional material charges in subsequent quarters to reflect additional costs associated with the acquisition. If the benefits of the acquisition do not exceed the costs of acquiring AccessMedia, our financial results may be adversely affected.

AccessMedia’s business model is unproven, which makes it difficult to evaluate its current business and future prospects.

Our business is substantially dependent upon AccessMedia’s ability to generate license revenue from users who have installed specialized media software on their personal computers. This is a relatively new industry and product which makes an evaluation of its current business and future prospects difficult. The revenue and income potential of this business is unproven.

We do not own the principal intellectual property used in our AccessMedia business nor do we have the sole right to exploit it.

The principal intellectual property that underlies AccessMedia’s “virtual set-top box” used in distributing online media content is not owned by us but is licensed from third parties, generally on a non-exclusive basis. The third party licensors are free to exploit the intellectual property themselves or license it to an unlimited number of other competitors. This competition could result in price reductions, fewer customers and orders, reduced gross margins and loss of market share, any of which would materially adversely affect the our business, operating results and financial condition. In addition, we are not in control of the protection or prevention of infringement of such intellectual property.

We generally do not have the right to modify the licensed technology used in our AccessMedia business or receive updates or upgrades.

We generally do not have the right to modify the licensed technology used in our AccessMedia business, nor do we have the right to receive updates or upgrades or to obtain a copy of the source code for such technology. In the limited circumstances where we have the right to modify the licensed technology, the licensor owns such modifications. In acquiring AccessMedia, we acquired limited rights to technology that we may not have the rights to improve in the future to maintain a competitive offering or support existing products or service offerings.

AccessMedia has incurred losses in the past and may not be able to achieve profitability in the future.

AccessMedia experienced startup losses in each quarterly and annual period from its inception through the first calendar quarter of 2006. AccessMedia may not be able to achieve or maintain profitability in the future. AccessMedia expects that its operating expenses will continue to increase. We cannot assure you that AccessMedia will be able to generate sufficient revenue to achieve profitability, which failure would have a materially adverse effect on our business.

We depend on a limited number of third parties for support, distribution and development services.

We depend on agreements with a limited number of third parties, particularly Alchemy Communications, Inc. (“Alchemy”), which is an affiliate of AccessMedia. Alchemy provides office and operating space, staffing, technical services and consulting, bandwidth and hosting, network infrastructure and other related services. Given the scope of the services provided by Alchemy, it is our most significant vendor relationship. If Alchemy is unable to provide appropriate levels of service as our business grows or our relationship does not prove workable, we will be forced to seek new providers and our ability to locate cost-effective relationships is not proven.

We depend on Internet advertising to promote our products and services.

We depend in part on the use of online advertisements to attract new users. We buy these advertisements from third parties to promote our products and services. We believe that our business will continue to rely on this method for attracting our audience. If we are unable to purchase these advertisements on cost-effective terms, this could limit our ability to attract users cost-effectively. If online advertising become less effective or more expensive, this method may not remain a useful means of attracting new users. If we were unable to continue to obtain Internet advertising on a cost-effective basis, our ability to attract new users would be impaired, which could harm our business.

If we fail to sustain and expand the number of users who install our software or fail to attract advertisers, we will not be able to sustain or increase revenue.

Advertising is currently a significant part of our proposed revenues. The success of our business depends in part on our ability to offer our advertising customers access to a large audience, comprised of users who have downloaded our software products. As a result, it is critical to our success that we continually add substantial numbers of new users. In addition, we must attract users who respond to our ads by clicking through to advertisers’ web pages or purchasing the advertisers’ products, because these click through and conversion rates are critical to our ability to maintain and grow our advertising rates. If fewer users download our software, we would not be able to maintain or expand the number of active users.

Our products and services may not perform as expected, which could harm our business.

If our services fail to perform properly, our customers and advertisers may discontinue their use of our products and services. Despite testing, our existing products or services may not perform as expected due to unforeseen problems. Any defects may cause us to incur significant expenses and divert the attention of our management and key personnel from other aspects of our business.

Negative perceptions and adverse publicity concerning our business practices could damage our reputation and harm our business.

The digital media distribution industry is vulnerable to negative public perception. Negative perception of our business practices or negative press reports linking our services to questionable business practices of other companies in our industry could damage our reputation, cause new users not to install or existing users to uninstall our software or cause consumers to use technologies that impede our ability to deliver ads. This negative perception could also lead to increased regulation of our industry or other regulations that adversely affect our business practices. Any of these events could reduce the demand for our services among advertisers and significantly harm our business.

Growth could strain our personnel and infrastructure resources, which could prevent us from successfully implementing our business plan.

We are currently expecting a period of rapid growth in our headcount and operations, which will place a significant strain on our management, administrative, operational and financial infrastructure. We anticipate that further growth will be required to increase our user and advertiser base. Our success will depend in part upon the ability of our senior management to manage this growth effectively. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. If we fail to successfully manage our growth, we will be unable to execute our business plan.

Our business substantially depends upon the continued growth of the Internet and Internet-based systems.

A substantial portion of our business and revenue depends on growth of the Internet and on the use of that as a sales and distribution mechanism. To the extent that the Internet does not support this activity whether through changes in its use, lowered reliability or other factors, we could experience material harm to our business, operating results, and financial condition.

Changes in industry structure and market conditions could lead to charges related to discontinuances of certain of our products or businesses and asset impairments.

In response to changes in industry and market conditions, we may be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses. Any decision to limit investment in or dispose of or otherwise exit businesses may result in the recording of special charges, such as technology-related write-offs, workforce reduction costs, charges relating to consolidation of excess facilities, or claims from third parties who were resellers or users of our products. Our estimates with respect to the useful life or ultimate recoverability of our carrying basis of assets, including purchased intangible assets, could change as a result of such assessments and decisions. Additionally, we are required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances, and future goodwill impairment tests may result in a charge to earnings.

Our operating results and future prospects could be materially harmed by uncertainties or regulation of the Internet.

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

AccessMedia operates in a very competitive environment.

The markets in which AccessMedia competes are intensely competitive, highly fragmented and characterized by rapidly changing technology and evolving standards. We expect that we will continue to experience vigorous competition from current competitors and new competitors, including Disney/ABC, NBC, CBS, Apple and others that may have significantly greater financial, technical, marketing and other resources than we do and may have large current customer bases and content agreements in place. Many other companies will compete in specific areas of our business. We expect additional competition as other established and emerging companies enter into our product market. This competition could result in price reductions, fewer customers and sales, reduced gross margins and loss of market share, any of which would materially adversely affect our business, operating results and financial condition.

We may be subject to intellectual property infringement claims, which could cause us to incur significant expenses, pay substantial damages and prevent service delivery.

The license agreements that permit AccessMedia to use the licensed technology contain only limited representations and warranties of the licensor and limited rights to indemnification for claims of infringement. Third parties may claim that our products or services infringe or violate their intellectual property rights. Any such claims could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages and prevent us from using licensed technology that may be fundamental to our business service delivery. Even if AccessMedia were to prevail, any litigation regarding its intellectual property could be costly and time consuming and divert the attention of our management and key personnel from our business operations. AccessMedia may also be obligated to indemnify its business partners in any such litigation, which could further exhaust our resources. Furthermore, as a result of an intellectual property challenge, AccessMedia may be prevented from providing some or all of its services unless it enters into royalty, license or other agreements. AccessMedia may not be able to obtain such agreements at all or on terms acceptable to us, and as a result, AccessMedia may be precluded from offering most or all of its products and services.

If such claims were to be filed and determined adversely to AccessMedia, AccessMedia could be enjoined from using licensed technology that may be fundamental to our business. AccessMedia could also be forced to pay substantial monetary damages. Any negative outcome against us could substantially harm our business and the value of AccessMedia could be substantially reduced.

We are much smaller than certain competitors in the media business.

Our AccessMedia business revenues, customer base and operations are much smaller than certain other providers of entertainment and media products and services. Very large media companies continue to view online media as a channel for distribution of their existing products or as an area in which to expand their business. These competitors have substantially more resources and could impact AccessMedia’s business.

Governmental regulation and legal uncertainties of the Internet may restrict our business or raise its costs.

There are currently few laws or regulations that specifically regulate communications or commerce on the Internet. Laws and regulations may be adopted in the future, however, that address issues including content, copyrights, distribution, antitrust matters, user privacy, pricing, and the characteristics and quality of products and services. An increase in regulation or the application of existing laws to the Internet could significantly increase our costs of operations and harm our business, particularly our AccessMedia business. For example, the Communications Decency Act of 1996 sought to prohibit the transmission of certain types of information and content over the Web. Additionally, several telecommunications companies have petitioned the Federal Communications Commission to regulate Internet service providers and online service providers in a manner similar to long distance telephone carriers and to impose access fees on these companies. Imposition of access fees could increase the cost of transmitting data over the Internet. Moreover, it may take years to determine the extent to which existing laws relating to issues such as property ownership, obscenity, libel and personal privacy are applicable to the Internet or the application of laws and regulations from jurisdictions whose laws do not currently apply to our business.

If the federal or state governments impose sales and use taxes on Internet sales, this could curtail the use of the Internet as a commerce channel. Due to the global nature of the Internet, it is possible that multiple federal, state or foreign jurisdictions might inconsistently regulate Internet activities. Any of these developments could harm our business.

The regulatory environment with respect to online media and data privacy practices is also evolving. Electronic privacy is a public and governmental concern in the United States. The Federal Trade Commission has increasingly focused on issues affecting online media, particularly online privacy and security issues.

Foreign legislation has been enacted, and there is federal and state legislation pending that is aimed at regulating the collection and use of personal data from Internet users. For example, the European Union has adopted directives to address privacy and electronic data collection concerns, which limit the manner in which the personal data of Internet users may be collected and processed. Our relationship with our customers will often involve the collection of personal data.

The enactment of new legislation, changes in the regulatory climate, or the expansion, enforcement or interpretation of existing laws could preclude us from offering some or all of our services or expose us to additional costs and expenses, require substantial changes to our business or otherwise substantially harm our business. Further, additional legislation or regulation could be proposed or enacted at any time in the future, which could materially and adversely affect our business.

Our market may undergo rapid technological change, and our future success will depend on our ability to develop and launch products and services of interest to consumers.

If new industry standards and practices emerge in the Internet and online media industry, our existing services, technology and systems may become obsolete. We cannot assure you that we will be able to address technological change in our industry in a timely fashion. Our AccessMedia products and services are relatively new in their current form and we cannot rely upon historical customer acceptance. Additionally, our technology which involves peer-to-peer networking may not be acceptable to consumers or, if accepted, may fall from favor and require us to develop new products and services.

Our operating results may be adversely affected by unfavorable economic and market conditions.

Certain of our products are associated with building starts and negative trends in those and other areas could harm our business, operating results, or financial condition.

Our stock price may be volatile.

Our common stock may experience price volatility. This can be prompted by reported results, market conditions and/or general economic and political conditions, and these factors may materially adversely affect the market price of our common stock in the future.

The public markets may not be receptive to our principal focus as an Internet based media company.

Achieving the benefits of the acquisition of AccessMedia will depend in part on the extent to which the public markets are receptive to our transformation from a software company to primarily an Internet media company and to AccessMedia’s management team, technology and media library, and the success of AccessMedia’s software. There can be no assurance that the public markets will be receptive to our new business or that the public will accept AccessMedia’s offerings.

Since our common stock will be subject to penny stock rules, you may experience substantial difficulty in selling them.

Our common stock is a penny stock. The SEC has established penny stock rules, which restrict the ability of brokers to solicit the sale of certain securities of companies whose assets, revenue and/or stock price fall below minimal thresholds. The penny stock rules limit the ability of a broker to solicit purchasers, which reduces liquidity. They also generally require a broker to deliver a standardized risk disclosure document prior to a transaction in a penny stock. The broker must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. These additional requirements may hinder your ability to sell your common stock.

Because our common stock is not listed on a stock exchange, investors may be unable to resell their shares at publicly quoted prices.

Our common stock is quoted on the NASD’s Over-the-Counter Bulletin Board (“OTC”) which is less liquid than the New York Stock Exchange, the American Stock Exchange or The Nasdaq Stock Market. This may hinder your ability to sell your common stock and result in you receiving a lower price than the quoted price when you sell your shares. Accordingly, investors may lose money due to this lack of liquidity.

Item 2- Description of Property

Our principal offices are located in Chatsworth, California occupying approximately 14,650 square feet of office space. The lease term expires in September 2007. We also occupy approximately 10,000 square feet of lease office space in Novato, California, approximately 5,000 square feet of which is sub-leased to an unrelated third party on similar terms to those of the master lease. Our lease expires in March 2007.

We believe the space is adequate for our immediate needs. Additional space may be required as we expand our activities. We do not foresee any significant difficulties in obtaining any required additional facilities.

Item 3- Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

The Company’s subsidiary Accessmedia Networks, Inc. was named as one of a number of co-defendants in a suit filed by the FTC in the Central District of California alleging a violation of Section 5 of the FTC Act arising from products known as Movieland.com, Moviepass.TV, and Popcorn.net. A U.S. district court judge denied the FTC's request to issue a temporary restraining order. Trial on the merits of the case will be scheduled for a later time. Management believes the claims are without merit and the Company intends to defend the actions vigorously. While management believes there is no legal basis for liability, due to the uncertainty surrounding the litigation process, no reasonable estimate of loss is available. Accessmedia Networks, Inc was also named as one of a number of co-defendants in a suit filed by the Washington State Attorney General alleging violations of the Washington Spyware Act and Consumer Protection Act arising from products known as Movieland.com, Moviepass.TV, and Popcorn.net. The Company intends to vigorously defend the allegations. While management believes there is no legal basis for liability, due to the uncertainty surrounding the litigation process, no reasonable estimate of loss is available.

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

Item 4- Submission of Matters to a Vote of Security Holders

Set forth is information concerning each matter submitted to a vote at our Annual Meeting of Shareholders held on June 1, 2006.

Proposal No. 1: The shareholders elected each of the following persons as a director to hold office until the 2007 Annual Meeting of Shareholders or until earlier retirement, resignation or removal.

Director	Votes For	Votes Withheld
Bruce Galloway	27,148,988	1,649,323
Martin R. Wade, III	27,254,415	1,543,896
Donald Perlyn	27,867,665	930,646
Evan Binn	27,897,515	900,796
Robert S. Falcone	27,897,365	900,946
Richard J. Berman	27,228,548	1,569,763

Proposal No. 2: The Shareholders approved the Agreement and Plan of Merger, dated as of December 16, 2005, as amended as of March 24, 2006, by and among the company, AccessMedia Networks, Inc., ACCM Acquisition Corp., our wholly-owned subsidiary and the stockholders of our AccessMedia, and to approve the Merger pursuant to which IMSI may issue up to 64,000,000 shares of common stock to AccessMedia stockholders, and AccessMedia will become our wholly-owned subsidiary was by a vote of 19,635,852 affirmative votes, 929,408 negative votes, 1,853 votes abstaining and 8,231,198 broker non-votes.

Proposal No. 3: The shareholders approved the change of our name from International Microcomputer Software, Inc. to Broadcaster, Inc. with 27,851,930 million affirmative votes, 935,475 negative votes and 10,905 votes abstaining.

Proposal No. 4: The shareholders approved to amend the 2004 Incentive Stock Option Plan (the “Plan”) to increase the number of options to purchase our common stock to be issued pursuant to the Plan by an additional 6,500,000 shares with 17,497,719 affirmative votes, 2,218,793 negative votes, 850,601 votes abstaining and 8,231,198 broker non-votes.

Proposal No. 5: The shareholders authorized the Board of Directors to effectuate a 1-for-2 reverse stock split of our common stock with 26,760,715 affirmative votes, 2,020,275 negative votes and 17,320 votes abstaining.

Proposal No. 6: The shareholders ratified the appointment of Burr, Pilger & Mayer LLP as the Company’s independent registered public accounting firm for the fiscal year ended June 30, 2006 with 27,907,491 affirmative votes, 884,279 negative votes and 6,541 votes abstaining.

PART II

Item 5- Market for Common Equity and Related Stockholder Matters

Market for Common Stock

The Company’s common stock currently trades on the OTC Bulletin Board under the symbol “BCSR.” The following table sets forth the quarterly high and low sales prices of our common stock for fiscal years 2006 and 2005, as quoted on the OTC Bulletin Board. This information represents prices between dealers and does not include retail mark-ups, markdowns or commissions and may not represent actual transactions.

	High	Low

Fiscal Year 2005
First Quarter	$1.30	$0.90
Second Quarter	$1.21	$0.73
Third Quarter	$1.46	$1.01
Fourth Quarter	$1.50	$1.06

Fiscal Year 2006
First Quarter	$1.55	$0.90
Second Quarter	$1.19	$0.67
Third Quarter	$1.34	$0.95
Fourth Quarter	$1.99	$1.08

As of July 26, 2006, there were approximately 1,046 registered holders of record of the common stock. We believe that additional beneficial owners of our common stock hold shares in street names.

We have not paid any cash dividends on our common stock and do not plan to pay any such dividends in the foreseeable future. Our Board of Directors will determine our future dividend policy on the basis of many factors, including results of operations, capital requirements and general business conditions

Equity Compensation Plan Information

The following table summarizes the number of outstanding options granted to employees, service providers and directors, as well as the number of securities remaining available for future issuance, under the Company’s compensation plans as of the fiscal year ended June 30, 2005.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (1)
Equity compensation plans approved by security holders (2)	4,565,318	$1.14	540,622

Equity compensation plans not approved by security holders (3)	6,324,494	$1.42	0

Total	10,889,812	$1.30	540,622

1.	The amounts indicated in this column exclude securities listed in the column titled “Number of securities to be issued upon exercise of outstanding options, warrants and rights.”

2.	Consists of the Plan and the 1993 Incentive Option Plan.

3.
Represents outstanding warrants which have been granted from time to time in conjunction with Board of Directors and employee compensation and consulting arrangements. These warrants generally vest, and are exercisable, over periods ranging from one to four years from the date of grant. The exercise price of the warrants granted generally is equal to the closing price of our common stock on the grant date.

Item 6- Management’s Discussion and Analysis or Plan of Operation

THE FOLLOWING DISCUSSION SHOULD BE READ TOGETHER WITH THE INFORMATION CONTAINED IN THE FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS FORM 10-KSB.

Overview

We historically operated as a software company. Prior to the acquisition of AccessMedia Networks, Inc. (“AccessMedia”) on June 1, 2006, we operated in two business segments: (i) computer aided design and precision engineering (“Precision Design”) and (ii) house plans and architectural drawings (“Houseplans”). As discussed below, we subsequently disposed of Precision Design and, as a result, we now operate in two business segments, AccessMedia and Houseplans.

In 2004, we began exploring various ways to enhance shareholder value, including the further migration of Broadcaster from a traditional or packaged software company to offering downloadable media and content over the Internet. We believe that the growth and reach of the Internet coupled with the predictability of recurring revenues should lead to enhanced Broadcaster shareholder value. As such, during 2005 we began discussions with AccessMedia, a developer of a platform for delivering real-time and interactive media over the Internet through its unique “virtual set-top box” technology. Concurrent with the completion of the acquisition of AccessMedia, we changed our name to Broadcaster, Inc.

We are now a global Internet entertainment network providing consumers with access to online entertainment that is fast, easy, safe, fun, and of great value. We offer a wide variety of on-demand programming including movies, music, television shows, viral videos, mobile media, games, news, sports, and other entertainment focused content, in one place that can be viewed or downloaded at anytime and on any device. Our proprietary virtual set-top box technology available at www.broadcaster.com puts Internet users in control of their entertainment experience allowing users to choose what, when and on which device they want to view media and content.

We provide users with delivery of both short and long form digital entertainment content − giving them the power to download content to their desktop computer, laptop, PSP, iPod or preferred mobile entertainment device. We enable consumers to easily find, organize, download and enjoy the growing volumes of high quality content available online. Our capabilities span our proprietary media library, media under license, and media readily available on the Internet. We are also in discussions with major studios, cable and television networks, music labels, and game producers to become a gateway for the direct delivery of first run movies, popular television shows, music and online games.

Our multi-channel Internet entertainment network redefines the user experience on the Web, putting more control into the hands of the user with the most advanced technologies including a Download Manager, Entertainment Meta Search, Content Manager, Mobile Transfer Capabilities, Peer-to-Peer Technology, Social Networking Tools and Parental Lock functionality, among others. In addition, our entertainment meta search is one of the most advanced available on the Web and is optimized for rich media content allowing for advanced identification and indexing of media and content.

In addition to our Internet entertainment network, we are also a leading on-line distributor of stock house plans. We have an extensive library of over 25,000 unique house plans and have more than 150,000 registered members. Our house plans are sold to developers, builders, architects and individuals allowing our customers to substantially reduce upfront planning and building costs.

International Operations

International operations comprise our Canadian subsidiary, Weinmaster Homes Limited (“Weinmaster”), which is part of the Houseplans segment. Weinmaster was acquired in July 2005.

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

The Company had approximately $14.1 million cash or cash equivalents as of June 30, 2006. Our current cash and cash equivalents balance represents our largest balance on hand at the Company within the past two fiscal years. The statement of operations for both recent years reflect losses under generally accepted accounting principles but, since the expense contained significant non-cash amortization of past corporate transactions, these reported results may not fully represent the financial health of the business. We have a practice of engaging in acquisitions and, when favorable, divestures and these actions could cause our liquidity to vary substantially.

Acquisitions and Dispositions during the Year

The Weinmaster Homes, Ltd. Acquisition

On July 1, 2005, Houseplans, Inc, our wholly owned subsidiary, consummated the acquisition of all the stock of Weinmaster Homes, Ltd., pursuant to a stock purchase agreement between Weinmaster Homes, Ltd., Bruce Weinmaster and Janice Weinmaster and Houseplans, Inc. The purchase price of approximately $4.0 million consisted of $2.0 million in cash, $1.0 million in a promissory note and $1.0 million (based on the five trading days average immediately preceding and including June 28, 2005) in Broadcaster’s unregistered common stock, which the Company has committed to register with the SEC.

The Sale of Allume

On July 1, 2005, we sold all of the issued and outstanding capital stock of Allume to Smith Micro for an aggregate sales price of $12.8 million made up as follows:

(In millions)
Description	Amount

Cash	$11.0
Fair value of 397,547 unregistered shares of our Smith Micro common stock	1.8
Total	$12.8

The fair value of the common stock was based on the five-trading-day average price of Smith Micro’s common stock surrounding the date the business combination was announced.

At closing an indemnity escrow was established to secure certain representations and warranties included in our stock purchase agreement with Smith Micro. The following sale proceeds were deposited into the escrow.

(In millions)
Description	Amount

Cash	$1.25
170,398 unregistered shares of our Smith Micro common stock	0.784
Total	$2.034

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

As a result of this sale, we have categorized the assets, liabilities and operations of Allume as discontinued operations for the fiscal year ended June 30, 2005 and in the fiscal year ended June 30, 2006 we recorded a gain on the sale of discontinued operations of $776,000 representing the amount released from escrow on March 31, 2006 plus accrued interest. The gain on the sale of Allume totaled $302,000 as of March 31, 2006. This gain calculation does not consider the remaining cash held in escrow of approximately $0.3 million and is subject to change in future reporting periods depending upon the future release of cash from escrow.

The Acquisition of AccessMedia

We completed the merger with AccessMedia (the “Merger”) on June 1, 2006 pursuant to which we issued 29,000,000 shares of our common stock and agreed to issue up to an additional 35,000,000 shares of our common stock upon achievement of certain revenue milestones to the former shareholders of AccessMedia. In connection with the Merger, we changed our name to Broadcaster, Inc.

AccessMedia is led by seasoned Internet entrepreneurs. This team has been one of the foremost innovators of technologies, marketing, and advertising strategies for Internet-based consumer media offerings, and until now this team has operated in a private company environment. Additionally, this team has been a leader in providing web site development, traffic, database management, and hosting for many of the largest worldwide media companies.

We believe that the Merger offers us a unique opportunity to enter into the highly scalable Internet media industry. The underlying growth in the Internet media industry, coupled with high margin product offerings, innovative marketing strategies, and exceptional management team, should combine to provide us with substantial growth and profit opportunities, creating significant shareholder value. We expect this substantial revenue growth and positive cash flow to begin almost immediately.

Sale of Precision Design

In June, 2006, we sold Precision Design, our legacy software business as part of our overall strategy to position the company solely as an on-line business. We received a combination of $6.5 million in cash and an interest free note of $1.5 million, which was paid in full on July 3, 2006.  $0.5 million of the purchase price is deposited in an indemnity escrow to secure certain representations and warranties included in the asset purchase agreement. Included in the assets sold were the TurboCad and DesignCAD product lines as well as other design and personal productivity titles.

The sale of Precision Design will reduce our operating expenses for fiscal year 2007 by approximately $5 million. Additionally, our increased cash positions us to grow our Internet entertainment business and to take advantage of future opportunities.

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

•
For software and content delivered via the Internet, revenue is recorded when the customer downloads the software, activates the subscription account or is shipped the content. For online media revenue when payment is collected

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
•
Revenue related to the display of advertisements on its Internet properties as impressions (the number of times that an advertisement appears in pages viewed by users) are delivered, as long as no significant obligations remain at the end of the period. To the extent that significant obligations remain at the end of the period, the Company defers recognition of the corresponding revenue until the remaining guaranteed amounts are achieved.

•	Revenue from the display of text-based links to the websites of its advertisers is recognized as the click-throughs (the number of times a user clicks on an advertiser's listing) occur.

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

Business Combinations

In accordance with business combination accounting, we allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. We engage third-party appraisal firms to assist management in determining the fair values of certain assets acquired and liabilities assumed. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets.

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

1 Continuing Operations

The following table sets forth our results of operations for the twelve months ended June 30, 2006 and 2005 in absolute dollars and as a percentage of net revenues. It also details the changes from the prior fiscal year in absolute dollars and in percentages.

(In Thousands)
	Fiscal Year ended June 30,
					$ Change from previous year
	2006		2005
	$	As % of sales	$	As % of sales	Variance	%

Net revenues	$8,203	100%	$4,347	100%	$3,856	89%
Product cost	3,174	39%	1,824	42%	1,350	74%
Gross margin	5,029	61%	2,523	58%	2,506	99%

Operating expenses
Sales & marketing	2,944	36%	1,903	44%	1,041	55%
General & administrative	3,760	46%	925	21%	2,835	306%
Research & development	218	3%	68	2%	150	221%
Total operating expenses	6,922	85%	2,896	67%	4,026	139%

Operating loss	(1,893)	-24%	(373)	-9%	(1,520)	407%

Other income (expenses)
Interest and other, net	125	1%	(91)	-2%	216	-237%
Realized/unrealized gain (loss) on marketable securities	765	9%	(42)	-1%	807	-1,921%
Gain on sale of product line	(1)	0%	53	1%	(54)	-102%
Total other income	889	10%	(80)	-2%	969	-1211%

Loss before income tax	(1,004)	-14%	(453)	-11%	(551)	122%

Income tax provision	(11)	-1%	(25)	-1%	14	-56%

Loss from continuing operations	(1,015)	-15%	(478)	-12%	(537)	112%

(Loss) from discontinued operations, net of income tax	(2,971)	-36%	(3,311)	-76%	339	-10%
Gain (loss)from the sale of discontinued operations, net of income tax	4,834	59%	2,035	47%	2,799	138%

Net income (loss)	$848	8%	($1,754)	-39%	$2,602	-148%

Revenues by Business Segment

We have two business segments: AccessMedia and Houseplans.

AccessMedia: Although it was only recently commercially launched, AccessMedia generated revenue of $945,000 for the one month ended June 30, 2006. Revenue includes software sales, internet media advertising sales and the sale of text-based internet links. Sales of downloaded products are recognized ratably over the term of the license sold. Sales of advertisements are recognized upon the delivery of the impressions guaranteed. Sales of click throughs are recognized upon delivery of the click throughs guaranteed.

HousePlans: We acquired Houseplans Inc (formerly Planworks LLC) in November 2003, Abbisoft House Plans, Inc in September 2004 and Weinmaster Homes, Ltd in July 2005. We have grown this business to be the leading online seller of stock house plans, targeting general contractors, consumers and designers. Our websites include houseplans.com, homeplanfinder.com, houseplanguys.com, globalhouseplans.com and weinmaster.com.

Revenues generated by this segment grew substantially during the twelve months ended June 30, 2006 as compared to the same period in the previous fiscal year from $4,347,000 to $7,258,000 a 67% increase. Excluding the acquisition of Weinmaster, revenue grew from $4,347,000 to $5,021,000 a 15.6% increase.

Gross Profit

Our consolidated gross profit increased from $2,523,000 to $5,029,000 or 100.0% for the twelve months ended June30, 2005 and June30, 2006 respectively. Gross margin increased from 58.02% to 61.3%, primarily as a result of improvements in Houseplans gross profit discussed below.

AccessMedia’s cost of revenue consists of costs related to the products and services AccessMedia provides to customers. These costs include materials, salaries and related expenses for product support personnel, depreciation and maintenance of equipment used in providing services to customers and facilities expenses. The cost of revenue increased as a function of increasing activity over the periods and as result of amortization of assets acquired during 2005.

AccessMedia expects to become cash flow positive after a full product launch, when the overhead costs described above can be amortized over a larger revenue base. AccessMedia also expects its product offerings to expand and the mixture of sales to change. Because of its limited operating history, changes in revenue mix, recent exit from the development stage and evolving business model, AccessMedia believes that analysis of historical cost of revenue as a percentage of revenue is not meaningful.

Houseplans gross profits increased from $2,523,000 to $4,510,000, or 79.0% for the twelve months ended June 30, 2005 and June 30, 2006 respectively. Gross margin increased from 58.0% to 62.1%, primarily as a result of more competitive royalty rates with our vendors, an increased collection of proprietary royalty-free content and the successful integration of acquisitions.

Sales and Marketing

Sales and marketing expenses increased from $1,903,000 to $2,944,000, or 54.6% for the twelve months ended June 30, 2005 and June 30, 2006 respectively. This increase was principally due to the merger with AccessMedia and the acquisition of Weinmaster.

Sales and marketing expense for AccessMedia consists primarily of salaries and related expenses for sales, support and marketing personnel, commissions, costs and expenses for customer acquisition programs and referrals, a portion of facilities expenses and depreciation and amortization of equipment. AccessMedia’s expense levels have increased because of staffing and costs involved in testing and prototyping programs for selling its software, advertising and text-based links. AccessMedia anticipates that sales and marketing expense will continue to increase in absolute dollars as AccessMedia adds sales and marketing personnel and increases its customer acquisition activities.

Sales and marketing expenses for Houseplans increased during the twelve months ended June 30, 2006 as compared to the same period from the previous fiscal year. This increase was mainly the result of the additional sales and marketing expenses related to our newly acquired business (WHL), the increased direct marketing expenses, especially relating to advertising necessary to increase the traffic to our websites and to the increased payroll and related expenses from additional headcount. Despite the increase in sales and marketing expenses for this segment during the twelve months ended June 30, 2006 as compared to the same period from the previous fiscal year, we continue to integrate the acquisitions and we continue to implement savings and identify synergies among our business units.

General and Administrative

General and administrative expense consists primarily of salaries and related expenses for administrative, finance, legal, human resources and executive personnel, fees for professional services and costs of accounting and internal control systems to support its operations. Expenses have increased primarily due to the addition of headcount in management and administration to support the increasing activity levels and as a result of amortization of assets acquired during 2006.

AccessMedia anticipates that general and administrative expense will continue to increase in absolute dollars as AccessMedia builds its management team and hires additional administrative personnel and incurs increased costs such as professional fees. AccessMedia expects to secure a number of services from a related party at a market rate.

Research and Development

Our research and development expenses consist primarily of salaries and benefits for research and development employees and payments to independent contractors, mainly our third party contract development teams.

Interest and Other, Net

Interest and other, net, changed from a net expense of $121,000 to a net gain of $89,000 for the twelve months ended June 30, 2006 and June 30, 2005 respectively. The change was principally due to an increase in cash balances and a reduction in debt obligations resulting from the deployment of proceeds from the sale of Allume.

Gain / (Loss) on Marketable Securities

Gain / (loss) on Marketable Securities increased from ($42,000 ) to $765,000 for the twelve months ended June 30, 2005 and June 30, 2006 respectively. The change was primarily due to the gain recorded on the sale of Smith Micro shares acquired as part of the consideration for the sale of Allume.

Provision for State and Federal Income Taxes

We recorded income tax expense of $11,000 and $25,000 for the twelve months ended June 30, 2006 and 2005, respectively. The tax expense for the twelve months ended June 30, 2006 primarily represented accrued federal and state income taxes resulting from the limitation of net operating loss carryforwards and accrued Canadian income taxes. The current tax provision was offset by a deferred tax benefit resulting from the amortization of certain purchased intangibles assets. The tax expense for the twelve months ended June 30, 2006 includes state income taxes accrued where we have operations.

We have not recorded a tax benefit for domestic tax losses because of the uncertainty of realization. We adhere to SFAS No. 109, Accounting for Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Consistent with our past practice, we have recorded a full valuation allowance at June 30, 2006 as the realizeability of our net operating loss carry-forwards is not determinable.

2. Discontinued Operations

(Loss) from discontinued operations, net of income tax

Twelve months ended June 30, 2006: Sale of Allume

On July 1, 2005, we sold all of the issued and outstanding capital stock of Allume to Smith Micro for an aggregate sales price of $12.8 million made up as follows:

(In millions)
Description	Amount

Cash	$11.0
Fair value of 397,547 unregistered shares of our Smith Micro common stock	1.8
Total	$12.8

The fair value of the common stock was based on the five-trading-day average price of Smith Micro’s common stock surrounding the date the business combination was announced.

At closing an indemnity escrow was established to secure certain representations and warranties included in our stock purchase agreement with Smith Micro. The following sale proceeds were deposited into the escrow.

(In millions)
Description	Amount

Cash	$1.25
170,398 unregistered shares of our Smith Micro common stock	0.784
Total	$2.034

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

As a result of this sale, we have categorized the assets, liabilities and operations of Allume as discontinued operations for the fiscal year ended June 30, 2005 and in the fiscal year ended June 30, 2006 we recorded a gain on the sale of discontinued operations of $776,000 representing the amount released from escrow on March 31, 2006 plus accrued interest. The gain on the sale of Allume totaled $302,000 as of March 31, 2006. This gain calculation does not consider the remaining cash held in escrow of approximately $0.3 million and is subject to change in future reporting periods depending upon the future release of cash from escrow.

Twelve months ended June 30, 2006: Sale of Precision Design

On June 9, 2006 Broadcaster, Inc. (formerly, International Microcomputer Software, Inc.) sold substantially all of the assets used in the operation of the segment of our business referred to as the Precision Design Software Business. The assets were sold to IMSI Design, LLC, a California limited liability company (the "Purchaser") which was newly formed for the purpose of the acquisition.

In consideration for the transfer of the assets, the Purchaser paid $6,500,000 in cash, of which $500,000 was deposited in an escrow to back our representations and warranties in the sale Agreement, and the Purchaser delivered its promissory note, due July 3, 2006, in the principal amount of $1,500,000. In addition, the Purchaser assumed certain liabilities, and agreed to perform a number of contracts that were associated with the Precision Design Software Business.

As a result of this sale, we have categorized the assets, liabilities and operations of the Precision Design as discontinued operations for the twelve months ended June 30, 2005 and in the twelve months ended June 30, 2006 we recorded a gain on the sale of discontinued operations of $4,532,000. The gain on the sale of Allume for the twelve months ended June 30, 2006 totaled $302,000.

Loss from discontinued operations totaling $2,796,000 for the twelve months ended June 30, 2006 represents the pre-tax net loss of IMSI Software Segment.

Item 7- Financial Statements

Documents filed as part of this annual report on Form 10-KSB:

Financial Statements

Report of Independent Registered Accounting Firm for the years ended June 30, 2006 and 2005
Consolidated Balance Sheets at June 30, 2006 and 2005
Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended June 30, 2006 and 2005
Consolidated Statements of Shareholders' Equity for the years ended June 30, 2006 and 2005
Consolidated Statements of Cash Flows for the years ended June 30, 2006 and 2005
Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Broadcaster, Inc.

We have audited the accompanying consolidated balance sheet of Broadcaster, Inc. and subsidiaries (the “Company”) as of June 30, 2006 and 2005 and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Broadcaster, Inc. and subsidiaries as of June 30, 2006 and 2005, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Burr, Pilger & Mayer LLP
October 5, 2006
San Francisco, California

 BROADCASTER INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
	June 30, 2006	June 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$14,107	$4,347
Investment in marketable securities	-	714
Receivables, less allowances for doubtful accounts, discounts and returns of $0 in 2006 and $0 in 2005	254	251
Inventories	-	16
Notes Receivable	1,604	2,000
Receivables, other	175	30
Other current assets	420	342
Assets related to discontinued operations	181	15,422
Total current assets	16,741	23,122

Fixed assets, net	306	319

Intangible Assets
Goodwill	30,198	1,648
Other intangible assets, net	18,700	1,326
Total intangible assets	48,898	2,974

Total assets	$65,945	$26,415

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short term debt	1,777	2,670
Trade accounts payable	1,928	772
Accrued and other liabilities	1,846	1,651
Liabilities related to discontinued operations	89	2,862
Deferred revenues	674	-
Total current liabilities	6,314	7,955

Long-term debt and other obligations	178	230
Unearned contract fees	122	-
Deferred Tax	7,180	-

Total liabilities	13,794	8,185

Shareholders' Equity
Common stock, no par value; authorized 300,000,000 shares; issued and outstanding 63,124,518 shares in 2006 and 28,796,886 shares in 2005	76,304	43,663
Accumulated deficit	(24,483)	(25,331)
Other comprehensive income	330	(102)
Total shareholders' equity	52,151	18,230

Total liabilities and shareholders' equity	$65,945	$26,415

See Notes to Consolidated Financial Statements

BROADCASTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)
	Fiscal Year ended June 30,
	2006	2005
Net revenues	$8,203	$4,347
Product costs	3,174	1,824
Gross margin	5,029	2,523

Costs and expenses
Sales and marketing	2,944	1,903
General and administrative	3,760	925
Research and development	218	68
Total operating expenses	6,922	2,896

Operating loss	(1,893)	(373)

Other income and (expense)
Interest and other, net	125	(91)
Realized / unrealized gain (loss) on marketable securities	765	(42)
(Loss) gain on sale of product line	(1)	53
Loss before income tax	(1,004)	(453)

Income tax provision	11	25

Loss from continuing operations	(1,015)	(478)

Loss from discontinued operations, net of income tax	(2,971)	(3,311)
Gain from the sale of discontinued operations, net of income tax	4,834	2,035

Net income (loss)	848	(1,754)

Other comprehensive loss
Foreign currency translation adjustments	432	(32)
Comprehensive income (loss)	$1,280	$(1,786)

Basic earnings (loss) per share
Loss from continuing operations	$(0.03)	$(0.02)
Loss from discontinued operations, net of income tax	$(0.09)	$(0.12)
Gain from the sale of discontinued operations, net of income tax	$0.15	$0.08
Net income (loss)	$0.03	$(0.06)
Diluted earnings (loss) per share
Loss from continuing operations	$(0.03)	$(0.02)
Loss from discontinued operations, net of income tax	$(0.09)	$(0.12)
Gain from the sale of discontinued operations, net of income tax	$0.15	$0.08
Net income (loss)	$0.03	$(0.06)

Shares used in computing basic earnings (loss) per share	32,645	27,694
Shares used in computing diluted earnings (loss) per share	32,645	27,694

See Notes to Consolidated Financial Statements

BROADCASTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years ended June 30, 2006 and 2005
(In thousands, except share amounts)
	Common Stock
	Shares	Amount	Accumulated deficit	Accumulated other comprehensive loss	Total
Balance at July 1, 2005	26,261,829	$41,512	($23,577)	($70)	$17,865
Issuance of common stock related to:
Warrants exercised	422,934	37			37
Stock options exercised	309,179	177			177
Acquisitions	1,802,944	1,791			1,791
Issuance of warrants related to:
Consulting services rendered		26			26
Acquisitions		8			8
Issuance of common stock options related to:
Consulting services rendered		4			4
Acquisitions		108			108
Net loss			(1,754)		(1,754)
Foreign currency translation adjustment, net of income tax				(32)	(32)
Balance at June 30, 2005	28,796,886	$43,663	($25,331)	($102)	$18,230

Issuance of common stock related to:
Warrants exercised	1,153,634	-			-
Stock options exercised	904,688	701			701
Acquisitions	32,276,583	31,842			31,842
Finders fee related to acquisitions	20,000	25			25
Issuance of warrants related to:
Acquisitions		6			6
Procurement of short term debt		68			68
Issuance of common stock options related to:
Consulting services rendered		24			24
Variable accounting adjustment		5			5
Stock buy back	(27,273)	(30)			(30)
Net income			848		848
Foreign currency translation adjustment, net of income tax				432	432
Balance at June 30, 2006	63,124,518	$76,304	($24,483)	$330	$52,151

See Notes to Consolidated Financial Statements

BROADCASTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Fiscal Year ended June 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$848	($1,754)
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	1,692	418
Net provision for bad debt	98	172
Net provision for returns and price discounts	-	(390)
Net provision for inventory obsolescence	-	(39)
Loss from discontinued operations	2,971	3,311
Gain on the sale of discontinued operations	(4,834)	(2,035)
Loss (gain) on sale of product line	1	(53)
Stock based compensation charges	97	30
Changes in assets and liabilities:
Marketable securities	714	3,210
Receivables	418	(123)
Receivables Other	256	987
Inventories	16	21
Other current assets	114	(84)
Trade accounts payable	(180)	253
Accrued and other liabilities	(132)	785
Deferred revenue	(61)	-
Operating cash (used in) discontinued operations	(3,091)	(366)
Net cash (used in) provided by operating activities	(1,073)	4,343
Cash flows from investing activities:
Proceeds from sale of discontinued operations	16,688	258
Acquisition of product lines	-	(43)
Acquisition of subsidiaries	(2,979)	(1,328)
Purchases of equipment	(21)	(120)
Software development costs and in-process technologies	-	(64)
Purchase of domain names	-	(9)
Purchase of trademark	-	(1)
Note to related party	-	371
Cash provided by discontinued operations in investing activities	-	471
Net cash provided by (used in) investing activities	13,688	(465)
Cash flows from financing activities:
Proceeds from borrowings	850	400
Repayments of notes	(4,570)	(1,837)
Proceeds from warrants and options exercised	701	214
Stock buyback	(30)	-
Cash used in discontinued operations in financing activities	-	(1,016)
Net cash used in financing activities	(3,049)	(2,239)
Effect of exchange rate change on cash and cash equivalents	194	(32)
Net increase in cash and cash equivalents	9,760	1,607
Cash and cash equivalents at beginning of year	4,347	2,740
Cash and cash equivalents at end of the year	$14,107	$4,347

See Notes to Consolidated Financial Statements

(In thousands)
	Fiscal Year ended June 30,
	2006	2005
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$129	$225
Income tax paid	66	2

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Cashless warrant exercise	-	-
Notes payable incurred in conjunction with acquisitions	2,775	645
Capital stock issued in conjunction with acquisitions	31,867	1,791
Warrants issued in conjunction with acquisitions	6	8
Cashless stock options issued in conjunction with acquisitions	$-	$108

See Notes to Consolidated Financial Statements

BROADCASTER, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Organization, Operations and Liquidity

The Company was incorporated in California in November 1982. Broadcaster operates a subscription based internet entertainment network and promotes and sells house plans and other services to consumers and builders over the Internet. Prior to the disposal of the Precision Design business, the Company also developed and published CAD software and similar products targeted to small to medium-size businesses, professionals, and consumers. The Company’s strategy to reposition itself as an online business has been achieved via the acquisitions of AccessMedia Networks Inc (2006), Weinmaster Homes Ltd. (2005) and Houseplans Inc (2004), and by the divestiture of the Precision Design business (2006). As consideration for the sale of Precision Design, we received a combination of $6.5 million in cash and an interest free note of $1.5 million which was paid in full on July 3, 2006.  Included in the assets sold were the TurboCad and DesignCAD product lines as well as other design and personal productivity titles.

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

We are subject to the risks associated with similar companies in a comparable stage of growth and expansion. These risks include, but are not limited to, fluctuations in operating results, seasonality, competition, dependence on key individuals, dependence on international operations, foreign currency exchange rate fluctuations, product concentration, and the ability to adequately finance its ongoing operations.

Principles of Consolidation

The consolidated financial statements include the accounts of Broadcaster and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. Our principal operating subsidiaries were Houseplans as of June 30, 2005 and AccessMedia Networks Inc, Houseplans Inc and Weinmaster Homes Ltd as of June 30, 2006.

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

•
For software and content delivered via the Internet, revenue is recorded when the customer downloads the software, activates the subscription account or is shipped the content. For online media revenue when payment is collected

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
•
Revenue related to the display of advertisements on its Internet properties as impressions (the number of times that an advertisement appears in pages viewed by users) are delivered, as long as no significant obligations remain at the end of the period. To the extent that significant obligations remain at the end of the period, the Company defers recognition of the corresponding revenue until the remaining guaranteed amounts are achieved.

•	Revenue from the display of text-based links to the websites of its advertisers is recognized as the click-throughs (the number of times a user clicks on an advertiser's listing) occur.

Concentrations

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents and receivables. At times, cash balances held at financial institutions are in excess of federally insured limits.

No single customer accounted for greater than 10% of our gross revenues in any period presented.

Royalty Agreements

We have entered into agreements whereby we are obligated to pay royalties on content published. We generally pay royalties based on a percentage of sales on respective products or on a fee per unit sold basis. We expense royalties as product costs during the period in which the related revenues are recorded.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of June 30, 2006, approximately $548,203 of our cash was held in foreign financial institutions for the benefit of our foreign subsidiaries.

Marketable Securities

Some of the excess funds not needed for current operations are used to invest in marketable securities. All investments in securities are bought and sold through a registered broker; and, held principally for the purpose of selling them in the near term. Every month, we buy and sell security investments, thus continually changing our stock positions. Therefore, the investments in securities are classified as trading securities as defined in paragraph 12.a. of Statement of Financial Accounting Standards No. 115 (“FAS 115”). The unrealized holding gains and losses of these securities have been included in earnings in accordance with paragraph 13 of FAS 115.

Marketable securities are stated at fair value. Marketable securities maturing within one year that are classified as current assets. We carry all of our marketable securities at fair value. During the year ended June 30, 2006, all our holdings of marketable securities were liquidated.

Fair Value of Financial Instruments

The fair value of cash and cash equivalents, trade receivables, trade payables and debt approximates carrying value due to the short maturity of such instruments.

As of June 30, 2006 we had no holdings of marketable securities.

Inventories

Inventories, consisting primarily of CD-ROMs, manuals, packaging, freight in, production costs and packing supplies, are valued at the lower of cost or market and are accounted for on the first-in, first-out basis. Management performs periodic assessments to determine the existence of obsolete, slow moving and non-salable inventories, and records necessary provisions to reduce such inventories to net realizable value. We recognize all inventory reserves as a component of product costs. Following the discontinuance of the Precision Design business, the Company determined that any remaining inventory was obsolete.

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

We amortize capitalized software development costs and visual content license fees on a product-by-product basis. The amortization for each product is the greater of the amount computed using (a) the ratio of current gross revenues to the total of current and anticipated future gross revenues for the product or (b) 18, 36, or 60 months, depending on the product. Broadcaster evaluates the net realizable value of each software product at each balance sheet date and records write-downs to net realizable value for any products for which the carrying value is in excess of the estimated net realizable value.

Other Intangible Assets

Other intangible assets other than goodwill represent Internet domain names, acquired customer lists and contracts, distribution rights and relationships, trade names and trademarks and media content. These assets are amortized using the straight-line method over the estimated useful lives, generally five to thirty years.

Goodwill

In accordance with SFAS No. 142, Goodwill and Intangible Assets, goodwill is being assessed for impairment annually (in our first fiscal quarter) or more frequently if circumstances indicate impairment. We have not recognized any impairment related to goodwill in either fiscal 2006 or fiscal 2005.

Impairment of Long Lived Assets

We review long-lived assets and identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. We assess these assets for impairment based on estimated undiscounted future cash flows from these assets. If the carrying value of the assets exceeds the estimated future undiscounted cash flows, a loss is recorded for the excess of the asset’s carrying value over the fair value. We did not recognize any impairment loss for long-lived assets in either fiscal 2006 or fiscal 2005.

Advertising Costs

We expense advertising costs as they are incurred. Advertising and related promotion expenses for the fiscal year ended June 30, 2006 and June 30, 2005 were $1,234,000 and $950,000, respectively.

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

In February 2000, we canceled approximately 870,000 common stock options held by existing employees and replaced those options with new options with a revised expiration date. The canceled options had a weighted average exercise price of $3.51 per share, and the reissued options are exercisable at $0.75 per share. This cancellation and re-grant meets the definition of a re-pricing under FIN 44, and the reissued options are being accounted for as variable plan accounting. Under variable plan accounting, we recognize an expense or benefit equal to the per share change in the share value until the underlying option expires or is exercised. During fiscal year 2006 and 2005, we recognized a $5,000 benefit and a $0 expense respectively related to stock options.

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

(In thousands, except per share amounts)
	Fiscal Year ended June 30,
	2006	2005

Net income (loss), as reported	$848	($1,754)
Intrinsic compensation charge recorded under APB 25	5	-
Pro Forma compensation charge under SAS 123, net of tax	(338)	(684)
Pro Forma net income (loss)	515	(2,438)
Earnings Per Share:
Basic—as reported	$0.03	($0.06)
Basic—pro forma	$0.02	($0.09)

Diluted—as reported	$0.03	($0.06)
Diluted—pro forma	$0.02	($0.09)

The fair value of each option granted was estimated on the date of the grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Fiscal Year ended June 30,
	2006	2005
Risk-free interest rates	5.10%	4.19%
Expected dividend yields	0%	0%
Expected volatility	72.4%	66%
Expected option life (in years)	10	10

The weighted average fair values as of the grant date for grants made in fiscal 2006 and 2005 were $0.94 and $.84, respectively.

We have granted options and warrants to certain key consultants which resulted in non-cash expenses recognized as of June 30, 2006. Non-cash expenses for grants to non-employees were recorded at the time of options and warrant grants, and calculated using the Black-Scholes method of valuation. The non-cash expense for stock based compensation has been as follows:

(In thousands)
	Fiscal Year ended June 30,
	2006	2005

Sales Adjustments	$-	$21
General and Administrative	24	5
Research and Development	-	4
Total charge to earnings	$24	$30

Recent Accounting Pronouncements

Postretirement Benefits - In Sptember 2006, the FASB issued Statement of Financial Accounting Standards N0. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS 158 is effective for financial statements issued for fiscal years ending after December 15, 2006. We are currently assessing the potential impact that adoption of SFAS 158 will have on our financial statements.

Fair Value Measurements - In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently assessing the potential impact that adoption of SFAS 157 will have on our financial statements.

Accounting for Uncertainty in Income Taxes - In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 requires recognition of tax benefits that satisfy a greater than 50% probability threshold. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for us beginning July 1, 2007. We are assessing the potential impact that the adoption of FIN No. 48 will have on our financial statements.

Accounting Changes and Error Corrections - In June 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (“SFAS 154)”. SFAS 154 replaces APB Opinion No. 20, “Accounting Changes” and FAS No. 3, Reporting Accounting Changes in Interim Financial Statement”. SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. SFAS 154 also requires that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a “restatement”. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The implementation of SFAS 154 is not expected to have a material impact on the Company’s consolidated financial statements.

Share-Based Payment - revision of SFAS 123, Accounting for Stock-Based Compensation - In December 2004, FASB issued Statement of Financial Accounting Standards SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS 123(R)”). The new pronouncement replaces the existing requirements under SFAS 123 and APB 25. According to SFAS 123(R), all forms of share-based payments to employees, including employee stock options and employee stock purchase plans, would be treated the same as any other form of compensation by recognizing the related cost in the Statement of Operations. This pronouncement eliminates the ability to account for stock-based compensation transactions using APB No. 25 and generally would require instead that such transactions be accounted for using a fair-value based method. FASB concluded that, for small business issuers, SFAS 123(R) is effective for awards and stock options granted, modified or settled in cash in annual periods beginning after December 15, 2005. SFAS 123(R) provides transition alternatives for public companies to restate prior interim periods or prior years. We are in the process of evaluating the impact of this standard on our Statement of Operations.

Reclassifications

The amounts reported for fiscal 2006 and 2005 present the results of operations for the Software segment as discontinued operations due to the sale of Precision Design on June 9, 2006.

2.	Discontinued operations

Sale of Precision Design

In June, 2006, we sold Precision Design, our legacy software business as part of our overall strategy to position the company solely as an on-line business. We received a combination of $6.5 million in cash of which $0.5 million was deposited in an escrow to back our representations and warranties in the sale Agreement , and an interest free note of $1.5 million which was paid in full on July 3, 2006.  Included in the assets sold were the TurboCad and DesignCAD product lines as well as other design and personal productivity titles.

The sale of Precision Design is expected reduce our operating expenses for fiscal year 2007 by approximately $5 million. Additionally, our increased cash positions us to grow our Internet entertainment business and to take advantage of future opportunities.

Sale of Allume

On July 1, 2005, we sold 100% of the issued and outstanding capital stock of Allume to Smith Micro Software, Inc. for $11 million cash and 397,547 unregistered shares of its common stock, having a market value (based on a ten day trading average covering $4.40) of $1.75 million. A portion of the purchase price, including $1.25 million cash and shares of common stock having a closing date market value of $750,000 was deposited in an indemnity escrow to secure certain representations and warranties included in the stock purchase agreement. At June 30th, 2006, an amount of $312,000 was still held in the indemnity escrow account. The gain on sale of Allume is approximately $302,000 but this is subject to change based upon the release of the remaining escrowed consideration.

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

Operating results of the Precision Design and Allume businesses, which were formerly included in the Software Segment are as follows:

(In thousands)
	Fiscal Year ended June 30,
	2006	2005

Net revenues	$8,191	$19,376
Pre-tax loss	(2,971)	(3,311)

3.	Product Line and Other Acquisitions

The Weinmaster Homes, Ltd. acquisition

On July 1, 2005, Houseplans, Inc, our wholly owned subsidiary consummated the acquisition of all the stock of Weinmaster Homes, Ltd. (“WHL”), pursuant to a Stock Purchase Agreement, dated July 1, 2005, between Weinmaster Homes, Ltd., Bruce Weinmaster and Janice Weinmaster and Houseplans, Inc.

The purchase price of approximately $4.2 million was comprised as follows:

(In thousands)
Description	Amount

Fair value of common stock	$ 1,021
Cash	2,000
Promissory note	1,000
Expenses	146
Total	$ 4,167

The fair value of our common stock was determined based on 826,583 shares issued and priced using the average market price of our common stock over the five day period immediately preceding and including June 28, 2005.

The allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values was as follows:

(In thousands)
Description	Amounts (unaudited)

Cash acquired	$297
Other tangible assets acquired	115
Amortizable intangible assets
Domain names	640
Designer agreements / relationships	1,100
Trademarks	20
Proprietary plans	610
Customer lists	40
Goodwill	2,499
Liabilities assumed	(160)
Deferred tax liability	(994)
Total	$4,167

The assets will be amortized or depreciated over a period of years shown on the following table:

Description	Estimated remaining life (years)

Tangible assets
Furniture and equipments	3 - 5
Software and computer equipment	3
Amortizable intangible assets
Trade names / trademarks / domain names	5 - 8
Designer agreements / relationships	5 - 8
Broker agreements / relationships	5 - 8
Proprietary plans	15 - 20
Customer lists	1 - 2

$2,499,000 has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, and is not deductible for tax purposes. Goodwill will not be amortized and will be tested for impairment at least annually.

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

AccessMedia acquisition

On December 16, 2005, Broadcaster and AccessMedia entered into a definitive agreement whereby Broadcaster agreed to acquire 100% of the outstanding capital stock of AccessMedia. The acquisition was completed on June 1, 2006. Broadcaster accounted for the business combination as a purchase.

The purchase price of approximately $32.1 million was comprised as follows:

 (In thousands)
Description	Amount

Fair value of common stock	$28,420
Direct transaction costs	3,690
Total	$32,110

The calculation is based on the issuance of 29,000,000 shares of Broadcaster common stock to the shareholders of AccessMedia measured as of the date of the definitive merger agreement using a five-trading-day average price of Broadcaster’s common stock. The definitive merger agreement was announced on December 16, 2005.

The value of AccessMedia's net tangible and intangible assets are based upon their estimated fair value as of the date of the completion of the business combination. The estimated fair value is independent of the preliminary values historically recorded on the books and records of AccessMedia. The allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values was as follows:

(In thousands)
Description	Amounts (unaudited)

Cash acquired	$134
Other tangible assets acquired	719
Amortizable intangible assets
Software	9,800
Domain names	80
Media content	5,800
Goodwill	25,901
Liabilities assumed	(3,943)
Deferred tax liability	(6,381)
Total	$32,110

$15,680,000 has been allocated to amortizable intangible assets with useful lives ranging from ten to thirty years as follows: software - ten years, domain names and content - thirty years.

The residual purchase price of $25,901,000 has been recorded as goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill will not be amortized and will be tested for impairment at least annually. The agreement provides that 35 million additional shares may be earned and awarded to the current stockholders of AccessMedia. Any additional shares earned would be a future addition to goodwill.

AccessMedia’s acquired technology includes certain additional products with market opportunities. These opportunities were significant contributing factors to the establishment of the purchase price, resulting in the recognition of a significant amount of goodwill. In addition, the acquisition provides an experienced workforce, development of certain technology assets permitting the company to deliver content to consumers over the Internet, existing business knowledge and practice supporting the proposed products and services, marketing programs and a base level of customers.

Proforma Information

The following proforma financial information for the fiscal year ended June 30th, 2005 gives effect to the acquisitions of Weinmaster and AccessMedia as if those acquisitions had occurred on the first day of the fiscal year.

	Fiscal Year ended June, 30 2005 (unaudited)
	As Originally Stated	Weinmaster	AccessMedia	Proforma

Net revenues	$ 4,347	$ 623	$ 458	$ 5,428
Net Income	(1,754)	3	(1,456)	(3,207)
Earnings per share	(0.06)	-	(0.05)	(0.11)

The following proforma financial information for the fiscal year ended June 30th, 2006 gives effect to the acquisition of AccessMedia as if that acquisitions had occurred on the first day of the fiscal year

	Fiscal Year ended June, 30 2006 (unaudited)
	As Originally Stated	AccessMedia	Proforma

Net revenues	$ 8,203	$ 5,391	$ 13,594
Net Income	848	(3,716)	(2,868)
Earnings per share	0.03	(0.12)	(0.09)

The unaudited proforma financial information has been prepared by Broadcaster for illustrative purposes only and is not necessarily indicative of the condensed combined consolidated financial position or results of operations in future periods, or the results that actually would have been realized had Broadcaster, AccessMedia and Weinmaster been a combined company during the specified periods.

4.	Fixed Assets

Fixed assets consist of the following:

(In thousands)
	June 30, 2006	June 30, 2005
Computer and office equipment	$701	$570
Software	522	509
Building improvements	118	119
Subtotal	$1,341	$1,198
Accumulated depreciation	(1,035)	(879)
Fixed assets, net	$306	$319

We incurred depreciation expenses of $156,000 and $163,000 for the fiscal years ended June 30, 2006 and 2005 respectively.

5.	Intangible Assets

Goodwill

In accordance with SFAS No. 142, Goodwill and Intangible Assets, goodwill is being assessed for impairment annually (in our first fiscal quarter) or more frequently if circumstances indicate impairment. We had goodwill in the amount of $30,198,000 as of June 30, 2006. We have not recognized any impairment related to goodwill in either fiscal 2006 or fiscal 2005.

Other intangible assets, net

Other intangible assets, consist of the following:

	June 30, 2006	June 30, 2005

Acquired cost
Software development costs and license fees	10,106	293
Domain names	1,827	1,122
Distribution rights	668	-
Customer lists	1,650	403
Licensed media content	5,800	-
Trademarks	18	-
	20,069	1,818
Accumulated amortization
Software development costs and license fees	(199)	(117)
Domain names	(625)	(258)
Distribution rights	(45)	-
Customer lists	(484)	(117)
Licensed media content	(16)	-
Other intangible assets, net	18,700	1,326

Amortization Expense

The following table summarizes the actual and estimated amortization expense for our intangible assets for the periods indicated (in thousands):

(In thousands)
	Fiscal Year ending June 30,
	2005	2006	2007	2008	2009	2010	2011
	Actual		Estimate

Capitalized Software	$438	$433	$688	$596	$593	$593	$593
Capitalized Domain Names	408	560	368	367	303	175	3
Capitalized Distribution Rights	36	76	45	45	45	45	45
Capitalized Customer Names	131	402	344	285	285	252	-
Licensed media content	-	65	789	789	789	789	789
Total amortization expense	$1,013	$1,536	$2,234	$2,082	$2,015	$1,854	$1,430

6.	Debt

The following table details our outstanding debt as of June 30, 2006:

(In thousands)
	June 30, 2006	June 30, 2005

Short-Term
Acquisition related obligations
Monterey Bay Tech, Inc. ("MBYI")	-	2,667
All other acquisition related obligations	2	3
Demand notes payable	1,775	-
Subtotal Short-Term	1,777	2,670
Weighted average short term interest rate	3.9%	2.9%

Long-Term
Acquisition related obligations
All other acquisition related obligations	178	230
Subtotal Long Term	178	230

The MBYI obligation in 2005 consisted of a 4% secured promissory note amounting to $2.0 million and a non-interest bearing note amounting to $667,000. These obligations were incurred in relation to the acquisition of Allume and were repaid in full following the sale of Allume. All other short term acquisition related obligations were non-interest bearing. Demand notes payable consisted of a 4% secured note payable to a related party in amounting to $1,725,000 and a 10% unsecured note payable to a non-related party amounting to $50,000. The related party note is secured on the assets of a subsidiary company.

Long term debt consists of non-interest bearing obligations related to the acquisition of product lines.

The following table details the repayments of the debt detailed above over the next five years ending June 30, 2011:

(In thousands)
	Fiscal Year ending June 30,
	2007	2008	2009	2010	2011 and beyond

Short Term Debt	$1,777	$-	$-	$-	$-
Long Term Debt	-	25	50	50	53
Total Repayments	$1,777	$25	$50	$50	$53

7.	Accrued and Other Liabilities

Accrued and other liabilities consist of the following:

(In thousands)
	June 30, 2006	June 30, 2005
Accrued & other liabilities
Severance	$969	$-
Bonuses	133	912
Payroll & benefits	167	182
Audit & legal	269	208
Lease termination	-	156
Income taxes payable	119	-
Payroll taxes	-	81
Other	189	112
Total accrued & other liabilities	$1,846	$1,651

8.	Realized / Unrealized Gain on Marketable Securities

The following table details the net gains and losses we recognized during fiscal years 2006 and 2005.

(In thousands)
	Gain (loss) on marketable securities for the fiscal year ended June 30, 2006
	Realized	Unrealized			Total
Description		Reversal of unrealized gain or loss recognized in prior periods	Unrealized gain or loss for the year ended June 30, 2006	Sub total Unrealized gain / (loss)

Smith Micro common stock	$923	-	-	-	$923
Other stock in investment portfolio	($234)	$90	($14)	76	($158)
Total	$689	$90	($14)	$76	$765

	Gain (loss) on marketable securities for the fiscal year ended June 30, 2005
	Realized	Unrealized			Total
Description		Reversal of unrealized gain or loss recognized in prior periods	Unrealized gain or loss for the year ended June 30, 2005	Sub total Unrealized gain / (loss)

Jupitermedia common stock	$2,094	($2,146)	$212	($1,934)	$160
Other Stock in investment portfolio	(33)	148	(317)	(169)	(202)
Total	$2,061	($1,998)	($105)	$(2,103)	($42)

9.	Marketable Securities Activity

(In thousands)
	Fiscal Year ended June 30,
	2006	2005

Purchases	$-	($3,926)
Proceeds from sales of securities	1,832	7,965
Realized gain	(689)	(2,061)
Unrealized (gain) loss	(76)	2,103
Increase to cash held by brokerage firm	-	(25)
Borrowings from (repayment of ) margin account	(355)	(882)
Interest and dividends earned	2	(1)
Margin interest paid	-	37
Total	$714	$3,210

10.	Interest and Other, net

Interest and other expense, net, include interest expense, interest income, foreign currency transaction gains and losses, and other non-recurring items. The following table summarizes the components of interest and other, net for fiscal 2006 and 2005:

(In thousands)
	Fiscal Year ended June 30,

	2006	2005
	$	$

Interest & Other, net
Interest expense	($129)	($225)
Interest income	217	104
Foreign exchange gain	37	30
Total Interest & Other, Net	$125	($91)

The reduction in interest expense for fiscal 2006 was mainly the result of a reduction in the interest we incurred on the acquisitions-related notes and interest incurred on our short term financing activities.

The increase in interest income during fiscal 2006 is primarily due to higher cash balances arising from operations and proceeds from the disposal of businesses.

11.	Related Party Transactions

Note Receivable from Related Party - Digital Creative Development Corporation (“DCDC”) 15% Note

On January 31, 2005, we sold the DCDC 15% Note to Mag Multi Corp (Mag Multi), a New York corporation for $343,000, representing the principal balance and all accrued interest as of the date of the transfer. This amount was received in its entirety on February 10, 2005. The DCDC note was a 15% one-year note we received on September 18, 2003 from DCDC upon extending a loan to them in the amount of $350,000. This note was secured by 400,000 shares of Broadcaster’s stock held by DCDC and was originally due on September 18, 2004. The maturity of this note was subsequently extended to May 31, 2005 in exchange for a full payment of the then accrued interest, a payment of $25,000 against the principal amount and an increase in the collateral securing the note.

Note Payable to Related Party

AccessMedia Networks, Inc., our wholly-owned subsidiary, has an obligation amounting to approximately $1,725,000 under various promissory notes payable to Mr. Nolan Quan, a beneficial owner of more than 5% of our outstanding voting shares of common stock.  The promissory notes carry an annual interest rate of 4% and are collateralized by the assets of AccessMedia Networks, Inc.  The promissory notes are payable on demand at anytime.

Service Agreement with Alchemy Communications, Inc

AccessMedia Networks, Inc., our wholly-owned subsidiary, has entered into an operating agreement with Alchemy Communications, Inc., pursuant to which Alchemy provides office and operating space, staffing, technical services and consulting, bandwidth and hosting, network infrastructure and other related services. During the one month ended June 30, 2006, we incurred approximately $180,749 in costs associated with employee benefits, administrative space and operating costs.  Mr. Nolan Quan owns either directly or indirectly a 10% or greater ownership interest in Alchemy Communications, Inc.

Technology and Content Licensing Agreements

MyVod Inc., our wholly-owned indirect subsidiary, has entered into various licensing agreements with Broadcaster LLC, in consideration of a one-time license fee of one dollar for each license.  The licenses provide certain key technologies, including digital rights management and content distribution systems, in connection with our AccessMedia business.  The licenses are nonexclusive and are granted in perpetuity.  However, we generally do not have the right to modify the licensed technologies used in our AccessMedia business, nor do we have the right to receive updates or upgrades or to obtain a copy of the source code for such technologies. Mr. Nolan Quan owns, either directly or indirectly, a 10% or greater ownership interest in Broadcaster LLC.

Consulting Agreements

On May 1, 2003, we entered into a consulting agreement with Mr. Bruce Galloway, Chairman of our Board of Directors, to provide services to the Company related to potential acquisitions and divestitures. In return for his services, Mr. Galloway could be entitled to a fee from zero to $200,000 for each such transaction dependent on his involvement and the consideration received or paid by us as a result of the transactions. Mr. Galloway was not compensated under this agreement in fiscal year 2004 or 2005 or through December 31, 2005 in fiscal year 2006.

On December 12, 2005, we entered into a consulting agreement with Mr. Galloway, to provide services to the Company related to investor introductions and relationships. In return for his services through June 30, 2006, Mr. Galloway was paid $10,000 a month.

On June 20, 2005, we entered into an engagement letter with Baytree Capital Associates LLC (“Baytree”).  Under the terms of its engagement, we agreed to pay Baytree, as a result of the Merger, a fee of 5% of the aggregate value of the consideration to be paid to the former AccessMedia stockholders, payable in our shares, for services delivered in connection with the Merger. We have agreed to reimburse Baytree for its reasonable expenses, including fees and disbursements of counsel, and to indemnify Baytree and related parties against liabilities, including liabilities under federal securities laws, relating to, or arising out of, its engagement. In addition, we agreed to pay to Baytree 1.0 million shares of our common stock upon consummation of the Merger. Over the past two years, we have not paid to Baytree any other fees for banking and related services. Mr Michael Gardner is the sole managing member of Baytree.

12.	Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

The Company’s subsidiary Accessmedia Networks, Inc. was named as one of a number of co-defendants in a suit filed by the FTC in the Central District of California alleging a violation of Section 5 of the FTC Act arising from products known as Movieland.com, Moviepass.TV, and Popcorn.net. A U.S. district court judge denied the FTC's request to issue a temporary restraining order. Trial on the merits of the case will be scheduled for a later time. Management believes the claims are without merit and the Company intends to defend the actions vigorously. While management believes there is no legal basis for liability, due to the uncertainty surrounding the litigation process, no reasonable estimate of loss is available. Accesmedia Networks, Inc was also named as one of a number of co-defendants in a suit filed by the Washington State Attorney General alleging violations of the Washington Spyware Act and Consumer Protection Act arising from products known as Movieland.com, Moviepass.TV, and Popcorn.net. The Company intends to vigorously defend the allegations. While management believes there is no legal basis for liability, due to the uncertainty surrounding the litigation process, no reasonable estimate of loss is available.

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

13.	Employee Benefit Plan

We have a defined contribution plan, which qualifies under Section 401(k) of the Internal Revenue Code for employees meeting certain service requirements. The plan allows eligible employees to contribute up to the annual maximum as defined by the Internal Revenue Service to include catch-up contribution for individuals age 50 or older. At the discretion of the board of directors, Broadcaster may also make contributions each year for the benefit of all eligible employees under the plan. Discretionary contributions for the years ended June 30, 2006 and 2005 were $0 and $71,000, respectively.

14.	Employee Stock Incentive Plans and Equity Related Transactions

Stock Options

During fiscal 2004, we adopted a new stock option plan “The 2004 Incentive Stock Option Plan” (the “2004 Plan”). Our Board of Directors and shareholders adopted the predecessor to the 2004 Plan, the 1993 Incentive Option Plan on June 30, 1993 (the “1993 Plan”). The purpose of the 2004 and the 1993 Plans was to further the growth and general prosperity of Broadcaster by enabling our employees to acquire our common stock, increasing their personal involvement in the Company and thereby enabling Broadcaster to attract and retain our employees.

Under existing federal tax laws, certain benefits are not applicable to stock options granted under plans adopted more than ten years prior. In particular, options granted more than ten years after adoption of the 1993 Plan are not eligible for incentive stock option treatment within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended. Broadcaster believes that the ability to grant incentive stock options to its employees is critically important. We hope to offer incentive compensation to such employees on par with those provided by our competition and others in the high-tech industry. In addition, tax laws and incentive compensation policies have changed since adoption of the 1993 Plan. As a result, our Board of Directors has adopted and our shareholders approved the 2004 Plan to permit Broadcaster to offer a wide range of incentives, including incentive and non-statutory stock options and stock purchase rights.

The 2004 Plan provides for the granting of options to purchase up to an aggregate of 10,500,000 common shares to employees, directors and other service providers of Broadcaster. Any options that expire prior to exercise will become available for new grants from the “pool” of ungranted options. Options that are granted under the 2004 Plan may be either options that qualify as incentive stock options under the Internal Revenue Code (“Incentive Options”), or those that do not qualify as such incentive stock options (“Non-Qualified Incentive Options”).

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

The term of each option, under the 2004 plan, which is fixed at the date of grant, may not exceed ten years from the date the option is granted (by law, an Incentive Option granted to a person holding more than 10% of the Company’s voting stock may be exercisable only for five years). At June 30, 2006, 6,500,000options were available for future grants under the 2004 plan. The 6,500,000 shares were approved by Broadcaster shareholders at the Annual Meeting held in May 2006.

The 1993 Employee Incentive Plan, as amended, permitted us to grant options to purchase up to 2,925,000 shares of common stock to employees, directors and consultants at prices not less than the fair market value at date of grant for incentive stock options and not less than 85% of fair market value for non-statutory stock options. These options generally expire 10 years from the date of grant and become exercisable ratably over a 3 to 5-year period. The plan expired on June 30, 2003. At June 30, 2006, no shares were available for future grants under the 1993 plan.

Option activity under the 2004 and 1993 Plans are as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding, June 30, 2004	3,168,245	$1.05
Granted	1,855,864	1.10
Exercised	(309,179)	0.57
Cancelled	(207,001)	1.24
Outstanding, June 30, 2005	4,507,929	$1.10
Granted	1,575,500	1.33
Exercised	(904,688)	0.74
Cancelled	(657,234)	1.23
Outstanding, June 30, 2006	4,521,507	$1.19

Warrants

Warrants have been granted from time to time in conjunction with financings, debt settlements, Board of Directors and employee compensation and consulting arrangements. Warrant activity is as follows:

	Number of Warrants	Average Exercise Price

Outstanding, June 30, 2004	6,958,244	$1.30
Granted	245,000	1.13
Exercised	(95,000)	0.39
Exercised - cashless	(560,000)	-
Expired	(150,000)	0.45
Outstanding, June 30, 2005	6,398,244	$1.40
Granted	126,250	1.13
Exercised	-	-
Exercised - cashless	(1,987,501)	-
Expired	-	-
Outstanding, June 30, 2006	4,536,993	$1.72

Other Information Regarding Stock Options and Warrants

Additional information regarding common stock options and warrants outstanding as of June 30, 2006 is as follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
$0.20-$0.60	163,500	6.98	0.43	163,500	0.43
$0.61-$0.71	319,426	6.78	0..68	319,426	0.68
$0.72-$1.06	975,197	8.11	0.90	799,697	0.90
$1.07-$1.44	2,053,834	8.67	1.20	1,775,893	1.21
$1.45-$4.17	1,009,550	8.96	1.75	474,423	1.66
	4,521,507		1.19	3,532,939	1.11

Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
$0.20	150,000	0.20	150,000	0.20
$0.21 - $0.75	361,952	0.56	361,952	0.56
$0.81	1,887,500	0.81	1,887,500	0.81
$0.90	147,000	0.90	147,000	0.90
$1.03 - $1.26	996,250	1.15	981,250	1.15
$1.65 - $2.30	600,000	1.98	600,000	1.98
$5.00 - $14.85	394,291	9.05	394,291	9.05
	4,536,993		4,521,993

15.	Commitments

Future minimum payments for operating leases are as follows:

(In thousands)
	Fiscal Year	Operating Leases
	2007	$502
	2008	90
	2009	12
	2010	-
	2011 and after	-
Total minimum payments		$604

For the twelve months ending June 30, 2006 and 2005 we recognized $390,000 and $363,000, respectively, as rental expense related to operating leases.

16.	Income Taxes

The provision (benefit) for taxes on income was comprised of the following:

(In thousands)
	Fiscal Year ended June 30, 2006	Fiscal Year ended June 30, 2005
Current:
Federal	$96	$-
State	32	25
Foreign	79	-
Total Current	207	25

Deferred:
Federal	(22)	-
State	(5)	-
Foreign	(169)	-
Total Deferred	(196)	-

Total tax provision	$11	$25

Deferred tax balances consist of the following:

(In thousands)
	June 30, 2006	June 30, 2005
Deferred tax assets
Net operating loss carry forward	13,625	14,313
Tax credits	525	441
Purchased intangibles	208	2,974
Allowance for doubtful accounts and returns	51	99
Inventory reserve	55	366
Accrued expenses	398	98
Unrealized appreciation	20	53
Fixed assets	-	77
Valuation allowance	(14,408)	(17,113)
	474	1,308

Deferred tax liabilities
Purchased intangibles	(7,180)	-
State taxes	(463)	(724)
Fixed assets	(2)	-
Installment receivables	(9)	(584)
Net deferred tax assets (liabilities)	(7,180)	-

At June 30, 2006, Broadcaster had an operating loss carry forward of approximately $35,720,000 for federal tax purposes and approximately $12,707,000 for state tax purposes, which expire in various amounts through 2026.

Approximately $3,600,000 of the valuation allowance is related to deferred tax assets of acquired entities, and accordingly, any subsequently recognized tax benefits related to these assets will be allocated to reduce goodwill.

The federal net and state net operating losses begin to expire in 2119, and 2009 respectively. Use of the net operating losses may be limited in the event of an ownership change as defined by the Internal Revenue Code. Management believes that there may be some limitation due to an ownership change during the year, as defined by the Internal Revenue Code. We are currently in the process of quantifying such limitation.

The effective tax rate differs from the federal statutory rate for the years ended June 30, 2006 and 2005 as follows:

(In thousands)
	Fiscal Year ended June 30, 2006	Fiscal year ended June 30, 2005

Federal tax at 35% statutory rate	$301	($545)
State tax provision, net of federal benefit	508	(82)
Change in valuation allowance	(2,705)	54
Effect of intangible assets	2,766	-
Other	(859)	598
Total income tax provision (benefit)	$11	$25

The components of the provision related to continuing operations and discontinued operations are as follows:

	Fiscal Year ended June 30, 2006	Fiscal Year ended June 30, 2005

Continuing operations	$(117)	$25
Discontinued operations	128	-
Total tax provision	$11	$25

17.	Earnings per Share - Potentially Dilutive Securities

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

	Fiscal Year ended June 30
	2006	2005

Basic Weighted Average Shares Outstanding	32,644,639	27,694,435

Total Stock Options Outstanding	4,521,507	4,647,624
Less: Anti Dilutive Stock Options due to loss	(4,521,507)	(4,647,624)

Total Warrants Outstanding	4,536,993	6,398,244
Less: Anti Dilutive Warrants due to loss	(4,536,993)	(6,398,244)

Diluted Weighted Average Shares Outstanding	32,644,639	27,694,435

18.	Segment Information

We have two reportable operating segments which are based on our product families that generate revenues and incur expenses related to the sale of our AccessMedia and Houseplans. All inter-company amounts are eliminated through consolidation. Certain general and administrative expenses are allocated among our different segments based on each segment’s contribution to total revenue.

(In thousands)
	Fiscal Year ended June, 30 2006			Fiscal Year ended June, 30 2005
	AccessMedia	Houseplans	Total	AccessMedia	Houseplans	Total

Net revenues	$945	$7,258	$8,203	$-	$4,347	$4,347
Gross margin	519	4,510	$5,029	-	2,523	$2,523
Operating loss	(88)	(1,805)	($1,893)	-	(373)	($373)
Total Assets	$41,854	$23,910	$65,764	$-	$10,993	$10,993

The following table details the geographical breakdown in our net revenues and total assets by geographic location. The international column includes revenues relating to our wholly owned subsidiaries, Weinmaster Homes Ltd., in Canada.

(In thousands)
	Fiscal Year ended June, 30 2006			Fiscal Year ended June, 30 2005
	Domestic	International	Total	Domestic	International	Total

Net revenues	$5,967	$2,236	$8,203	$4,347	$-	$4,347
Total Assets	$59,952	$5,812	$65,764	$10,993	$-	$10,993

19.	Subsequent Events

Acquisition of America’s Biggest, Inc.

On September 29, 2006, Broadcaster, Inc. completed the acquisition of 100% of the assets of America’s Biggest, Inc. The consideration paid to America’s Biggest consisted of 1,000,000 shares of Broadcaster stock and $500,000 in cash. America’s Biggest is an online grassroots talent showcase for actors, comedians, dancers, models as well as bands and musicians. America’s Biggest empower its artist membership with technology and business tools to enable them to build their own brand and fan base independent of big labels.

Item 8- Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Appointment of Burr, Pilger & Mayer LLP

Burr, Pilger & Mayer LLP was retained pursuant to their engagement letter dated January 10, 2005, and has been appointed to audit our financial statements for the fiscal year ending June 30, 2006. As our most recent fiscal year ended June 30, 2006, there were no disagreements with Burr, Pilger & Mayer LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Burr, Pilger & Mayer LLP, would have caused Burr, Pilger & Mayer LLP to make reference to the subject matter of the disagreement in connection with its reports.

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

Code of Ethics

We have established and maintain a Code of Ethics and Business Conduct policy which incorporate our code of ethics applicable to all employees, officers, and independent directors, who are not employees of the Company, with regard to their Broadcaster-related activities. Our policy is designed to deter wrongdoing and to promote honest and ethical conduct and compliance with all applicable laws and regulations. It also communicates our expectations of our employees and helps enable us to provide accurate and timely disclosure in our filings with the SEC and other public communications. In addition, the policy incorporates guidelines pertaining to topics such as environmental compliance, health and safety compliance; diversity and non-discrimination; vendor relations, employee privacy; and business continuity.

The full text of our Code of Ethics and Business Conduct policy is published on our website at imsisoft.com. We intend to disclose any future amendments to the provisions of our Code of Ethics and Business Conduct policy, or waivers of any provisions granted to executive officers and directors, on this website within five business days following the date of such amendment or waiver.

Item 8B- Other Information

Not Applicable

PART III

Item 9- Directors, Executive Officers, Promoters, and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors

The following table sets forth all of the members of the Board of Directors of Broadcaster, and certain information about them as of July 26th, 2006.

NAME	AGE	POSITION	DIRECTOR SINCE

Bruce Galloway (3)	48	Chairman of the Board of Directors	2001
Martin Wade, III (3)	57	Chief Executive Officer and Director	2001
Evan Binn (1) (2)	67	Director	2001
Donald Perlyn (1)	63	Director	2001
Robert S. Falcone (2)	59	Director	2002
Richard J. Berman (1) (2) (3)	64	Director	2002
Kathryn Felice	36	Director	2006

(1) Member of the Compensation Committee.
(2) Member of the Audit Committee.
(3) Member of the Executive Committee.

Bruce R. Galloway, age 48. Mr. Galloway became Chairman of Broadcaster in August 2001, pursuant to the proposed merger agreement between Broadcaster and Digital Creative Development Corp (“DCDC”) signed on August 31, 2001.  Mr. Galloway is currently the Founder and President of of Galloway Capital Management, LLC based in New York. Galloway Capital Management is an investment firm focusing on investments in and turnaround initiatives for distressed companies. Prior to founding Galloway Capital Management, Mr. Galloway was a Managing Director at Burnham Securities, Inc., an investment bank and NASD Broker/Dealer based in New York.  Prior to joining Burnham Securities, Inc., from 1991 to 1993, Mr. Galloway was a Senior Vice President at Oppenheimer & Company, an investment bank and NASD Broker/Dealer based in New York.  He is currently the Chairman of Datametrics Corporation and Command Security Corp as well as a Director of Forward Industries, Inc., Waiter.com, Inc. and GVI Security Solutions, Inc. Mr. Galloway serves as the Chairman of the Board and Executive Committee.

Martin R. Wade, III, age 57. Mr. Wade became a director and Chief Executive Officer of Broadcaster in August 2001. He brings to the Company a proven track record in mergers and acquisitions and investment banking. Prior to joining Broadcaster, he served in several executive positions, including chief executive officer, with DCDC between 2000 and 2001. Mr. Wade served from 1998 to 2000 as an M&A banker at Prudential Securities and from 1996 to 1998 as a Managing Director in Mergers and Acquisition at Salomon Brothers. From 1991 to 1996, Mr. Wade was National Head of Investment Banking at Price Waterhouse, LLC. Mr. Wade also spent six years in the M&A department at Bankers Trust and eight years at Lehman Brothers Kuhn Loeb. Mr. Wade is credited with participating in over 200 M&A transactions involving various clients such as, Nike, Cornerstone National Gas Company, Landmark Graphics and Redken Laboratories, Inc. He also serves on the Boards of Directors for DiMon (NYSE: DMN), NexMed (OTC: NEXM) and Command Security Corp (OTC: CMMD).

Evan Binn, age 67. Mr. Binn became a director of Broadcaster in August 2001. Mr Binn is a self employed Certified Public Accountant.  Mr. Binn received his bachelor’s degree from the University of California at Los Angeles and is a certified public accountant in California. He is a member of the California Society of Certified Public Accountants and has maintained a practice in Los Angeles, California for thirty-seven years.

Donald Perlyn, age 63. Mr. Perlyn became a director of Broadcaster in August 2001. Mr. Perlyn serves as Executive Vice President of Nathan's Famous, Inc. and President of its subsidiary Miami Subs Corporation. He was hired by Miami Subs in May 1989 and became its President in July of 1998. In October 1999 Miami Subs was acquired by Nathan's Famous Inc., itself a DCDC subsidiary. Mr. Perlyn is also a member of the Board of Directors of Nathan's Famous, Inc. (NASDAQ: NATH). Mr. Perlyn is an attorney and a 32-year veteran of the restaurant industry.

Robert S. Falcone, age 59. Mr. Falcone became a director of Broadcaster in February 2002 and has over thirty-seven years of financial management and board experience. Mr. Falcone is currently President and Chief Executive Officer of Catalyst Acquisition Group, a private equity corporate buyout firm. From 2003 to 2004 he served as the Executive Vice President and Chief Financial Officer of BearingPoint, Inc. an international consulting firm serving Global 2000 companies, medium-sized businesses, government agencies and other organizations. From 2000 to 2002 he was chief financial officer for 800.com, a pioneer in consumer electronics Internet retailing. He served as Senior Vice President and Chief Financial Officer for Nike, Inc. from 1992 to 1998, a time when the company grew annual sales to nearly $10 billion. He began his career at Price Waterhouse, LLP where he spent twenty-one years, eight of which as an audit partner. A graduate of Villanova University and a certified public accountant, Mr. Falcone serves on the boards of directors for RadioShack Corporation (NYSE: RSH), and The Nautilus Group (NYSE: NLS). Mr. Falcone serves as the Chairman of the Audit Committee and is the designated audit committee financial expert.

Richard J. Berman, age 64. Mr. Berman became a director of Broadcaster in February 2002. His business career spans over 35 years of venture capital, management and merger and acquisitions experience. In the last five years, Mr. Berman has served as a professional director and/or officer of about a dozen public and private companies. He is currently Chief Executive Officer of Nexmed, a small public biotech company; Chairman of National Investment Managers, a public company in pension administration and investment management; and Chairman of Candidate Resources, a private company delivering HR services over the web. The nine public companies that Mr. Berman is a director of are Dyadic International, Inc. (AMEX: DIL), Broadcaster, Inc, Internet Commerce Corporation (NASDAQ: ICCA), MediaBay, Inc. (NASDAQ: MBAY), NexMed, Inc. (NASDAQ: NEXM), GVI Security Solutions Inc. (OTC: GVIS.OB), National Investment Managers (OTC: NIVM.OB), Nayna Networks, Inc. (OTC: NAYN.OB) and Advaxis, Inc (OTC: ADXS.OB). From 1998 - 2000, he was employed by Internet Commerce Corporation as Chairman and CEO. Previously, Mr. Berman worked at Goldman Sachs; was Senior Vice President of Bankers Trust Company, where he started the M&A and Leveraged Buyout Departments; created the largest battery company in the world by merging Prestolite, General Battery and Exide to form Exide (NYSE); helped create what is now Soho (NYC) by developing five buildings; and advised on over $4 billion of M&A transactions. He is a past Director of the Stern School of Business of NYU.

Kathryn Felice, age 36. Ms. Felice became a director of Broadcaster in May 2006.  She has served as General Counsel of AccessMedia Networks, Inc. (“AccessMedia”), a Delaware corporation, since May 2005. Before joining AccessMedia, Ms. Felice practiced commercial litigation in San Diego, California, representing various technology companies and venture capital groups. Immediately prior, Ms. Felice served as law clerk to the Honorable Louisa S. Porter in the United States District Court for the Southern District of California. During law school, Ms. Felice was a judicial extern to Federal District Judge Thomas J. Whelan; served on The San Diego Law Review, was a contributing editor for The Journal of Contemporary Legal Issues, and a member of the National Moot Court Tax Team. Prior to attending law school, Ms. Felice served as a director in the West Coast Region of Kaplan Educational Centers, a wholly owned subsidiary of the Washington Post. Ms. Felice earned her Bachelor of Science degree from the University of California at Los Angeles and her law degree from the University of San Diego School of Law.

Executive Officers and Significant Employees

Martin R. Wade, III, Chief Executive Officer. See above.

Blair Mills, Chief Financial Officer, Broadcaster, Inc.  age 42.  Most recently, Mr. Mills served as Chief Financial Officer of AccessMedia. Prior to AccessMedia, Mr. Mills served in various management positions at several internet-based businesses including most recently Longview Media, Inc. Mr. Mills has also served as an independent consultant to small businesses and emerging growth companies.  Mr. Mills is a Chartered Accountant in Canada and a Certified Public Accountant in the United States.

Kathryn Felice, General Counsel, Accessmedia Networks, Inc, age 36.  See above.

Sanger Powell Robinson II, Vice President of Marketing and Business Development, Accessmedia Networks, Inc.  age 38.  Mr. Robinson is a founder and CEO of NetBroadcaster.com, Inc, an entertainment portal that has ranked amongst the eight most visited in the world.  Mr. Robinson has been important in the development of the AccessMedia software and advises AccessMedia Networks on its marketing strategies and developing strategic relationships with online traffic aggregators and marketing companies.  Before joining AccessMedia, he attended Boston University and worked for many years in the music industry.

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

Item 10- Executive Compensation

The following table sets forth all compensation awarded, earned or paid for services rendered to Broadcaster and its subsidiaries in all capacities during each of the fiscal years ended June 30, 2006, 2005 and 2004 to (i) our Chief Executive Officer (“CEO”) during fiscal 2006 and (ii) our three most highly compensated executive officers other than the CEO who were serving as executive officers at the end of fiscal 2006.

Summary Compensation Table
		Annual Compensation			Long-Term Compensation Awards
Name and Principal Positions	Fiscal Year	Salary (1) ($)	Bonus (1) ($)	Other Annual Compensation(2) ($)	Securities Underlying Options (#)	All Other Compensation

Martin R. Wade, III(3)	2006	244,940	415,000	13,727		-
Chief Executive Officer	2005	200,000	255,000	12,464	-	-
	2004	200,000	-	12,246	46,667	-

Blair Mills	2006	8,000			-	-
Chief Financial Officer	2005		-	-		-
	2004	-	-	-	-	-

Robert Mayer	2006	157,792	108,550	13,621	40,000	78,810
Executive Vice	2005	138,000	32,540	12,358	45,000	-
President of	2004	133,500	44,000	16,465	-	-
Precision Design

Robert O’Callahan(5)	2006	142,244	137,500	13,626	-	-
Chief Financial Officer	2005		-	-	150,000	-
until June 15, 2006	2004	-	-	-	-	-

(1)	Amounts paid in fiscal 2006 are based upon the following annual salaries: Mr. Wade $225,000, Mr. Landies $195,000, Mr. Mayer $138,000.

(2)	Includes payments of medical and dental insurance premiums by the Company on behalf of the named officers’ dependents.

(3)	Amount of securities underlying options in fiscal year 2003 reflect the cancellation of options in connection with an amendment to Mr. Wade’s employment agreement in November 2002.

(4)	Mr. Landies ceased to serve as our President effective as of February 28, 2006 and ceased to be an employee on June 30, 2006.

(5)	Mr. O’Callahan ceased to serve as our CFO effective as of June 15, 2006.

Options/Warrants/SAR Grants in the 2006 Fiscal Year

The following table provides the specified information concerning grants of options and warrants to purchase our common stock made during the fiscal year ended June 30, 2006, to the persons named in the Summary Compensation Table. No stock appreciation rights were granted during fiscal year 2006.

Option Grants/Warrant Issuances in Last Fiscal Year
	Individual Grants				Potential Realized Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(3)
Name	Number of Securities Underlying Options Granted(1)	% of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)(2)	Expiration Date	5%	10%

Gordon Landies(4)
Robert Mayer	20,000 20,000		$1.45 $1.08	08/08/2015 02/23/2016	$	$
Robert O’Callahan	--	--	--	--	--	--

(1)
All options granted in the year ended June 30, 2006 were granted pursuant to our 2004 Stock Incentive Option Plan (the “2004 Plan”). These options, which typically have a four-year vesting period, become exercisable over time based on continuous employment with the Company, and, in certain cases, are subject to various performance criteria or vest in full immediately. As of the close of the merger with AccessMedia the 2004 Option Plan expanded by 6.5 Million shares.

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

(4)	Mr. Landies ceased to serve as our President effective February 28, 2006.

(5)	Mr. O’Callahan ceased to serve as our CFO effective as of June 15, 2006.

Aggregate Option Exercises in 2006 Fiscal Year and Year-End Value

The following table sets forth information on the option exercises during the last fiscal year by each of the named executive officers and the number of shares covered by both exercisable and non-exercisable stock options (and warrants) held by them as of June 30, 2005. Also reported are the values for "in-the-money" options, which represent the positive spread between the exercise price of any such existing stock option and the fiscal year-end price of the common stock. No stock appreciation rights were held or exercised by the named executive officers during fiscal year 2005.

Aggregated Option/SAR Exercises In Last Fiscal Year and FY-End Option/SAR Values
			Number of Unexercised Options / SARs At June 30, 2006 (1)	Value of Unexercised In-The-Money Options At June 30, 2006 ($)(2)
Name	Exercise #	Value Realized ($)	Exercisable / Unexercisable	Exercisable / Unexercisable
Gordon Landies (3)	50,000	$11,250	380,025 / -	$68,020 / -
Robert Mayer	-	-	126,250 / 6,250	$85,063 / $438
William Bush (4)	-	-	181,176 / 6,250	$69,362 / $438

(1)
These options, which typically have a four-year vesting period, become exercisable over time based on continuous employment with the Company; and, in certain cases, are subject to various performance criteria or vest in full immediately.

(2)	Based on the difference between the market price of the common stock at June 30, 2005 ($1.23 per share) and the aggregate exercise prices of the options.

(3)	Mr. Landies ceased to serve as our President effective February 28, 2006.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

In June 2005, Martin R. Wade, III, our Chief Executive Officer, entered into an employment agreement pursuant to which Mr. Wade receives an annual base salary of $225,000. Mr. Wade earns a bonus of $100,000 on the sale of Broadcaster assets if the sale price exceeds $2 million and 2% of the sale price if it exceeds $5 million. This agreement is for a term of three years unless terminated for cause, death or disability.

We entered into an employment agreement with Gordon Landies, our former President, pursuant to which Mr. Landies is entitled to twenty-four months of full compensation of $195,000 annually, acceleration of options and full benefits beginning June 30, 2006. Pursuant to the terms of his employment agreement, Mr. Landies received a bonus in the amount of $150,000 as a result of the closing of the AccessMedia Merger.

In June 2005, we entered into an employment agreement with Robert Mayer, our former Executive Vice President of Precision Design. Mr. Mayer is also a former Director. He ceased to serve on the Board of Directors effective the start of business of October 20, 2005. Mr. Mayer’s agreement provides for the payment to Mr. Mayer of a $144,000 minimum base annual salary and bonuses of up to $60,000 annually. During fiscal 2006, Mr. Mayer was paid a cash bonus of $75,000 for the sale of assets and product lines associated with the Precision Design Business Unit.

In June 2005, we entered into an employment agreement with Mr. Robert O'Callahan, our former Chief Financial Officer. Mr. O’Callahan’s agreement provides for the payment to Mr. O’Callahan of a $140,000 minimum base annual salary and an annual bonus of up to $80,000. Mr. O’Callahan was granted an option under the 2004 Option Plan to purchase 150,000 shares of Broadcaster's then outstanding capital stock at the closing price of the stock as of the date of grant. During fiscal 2006, Mr. O’Callahan will earn a cash bonus of $50,000 for the sale of any asset, company or product line of the Company in which the net sales price is in excess of $10,000,000. In the event of a sale, merger or consolidation of the Company with or into another entity or any other corporate reorganization which results in a net per share amount greater than $2.00, Mr. O’Callahan earns a bonus of $50,000, which becomes immediately payable. Pursuant to the terms of his employment agreement, Mr. O’Callahan was paid a bonus in the amount of $125,000 in connection with the closing of the acquisition of AccessMedia Merger.

Item 11- Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of June 30, 2006 the beneficial ownership of the Company's Common Stock by:
Each director or nominee;
Each other executive officer named in the Summary Compensation Table;
All directors and executive officers as a group; and
Each person who is known by the Company to own of record or beneficially more than five percent (5%) of the Company's Common Stock.
Except as otherwise indicated, the shareholders listed in the table have sole voting and dispositive power with respect to the shares indicated, subject to community property laws where applicable.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class (1)
Directors and Executive Officers:
Common Stock	Bruce Galloway. 9201 Oakdale Avenue, Suite 200, Chatsworth, CA 91311. (2)	1,299,650	2.06%
Common Stock	Gordon Landies. 100 Rowland Way, Suite 300, Novato, CA 94945. (3)	799,560	1.27%
Common Stock	Robert Mayer. 100 Rowland Way, Suite 300, Novato CA 94945. (4)	535,206	*
Common Stock	Robert Falcone. 9201 Oakdale Avenue, Suite 200, Chatsworth, CA 91311. (5)	393,750	*
Common Stock	Richard Berman. 9201 Oakdale Avenue, Suite 200, Chatsworth, CA 91311. (6)	378,750	*
Common Stock	Donald Perlyn. 9201 Oakdale Avenue, Suite 200, Chatsworth, CA 91311. (7)	351,250	*
Common Stock	Evan Binn. 9201 Oakdale Avenue, Suite 200, Chatsworth, CA 91311. (8)	171,250	*
Common Stock	Robert O’Callahan. 100 Rowland Way, Suite 300, Novato CA 94945. (9) (14)	150,000	*
Common Stock	Kathryn Felice. 9201 Oakdale Avenue, Suite 200, Chatsworth, CA 91311. (15)	16,250	*
Common Stock	Martin Wade. 9201 Oakdale Avenue, Suite 200, Chatsworth, CA 91311. (10) (16)	9,822,425	15.56%
Common Stock	All directors and executive officers as a group (10 persons)	13,918,091	18.89%

5% Shareholders:
Common Stock	Michael Gardner. (11)	31,574,300	50.02%
Common Stock	Nolan Quan. (12)	31,574,300	50.02%
Common Stock	Digital Creative Development Corporation. (13)	9,822,425	15.56%

(1) Applicable percentages are based on 63,124,518 shares outstanding on June 30, 2006 adjusted as required by rules promulgated by the SEC. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days after June 30, 2006 are deemed outstanding for computing the percentage of the person holding such options but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table and subject to any applicable community property laws, the Company believes that each of the shareholders named in the table have sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them. The symbol “*” represents holdings which are less than 1% of the outstanding common stock of Broadcaster.

(2) Includes 666,250 shares issuable upon exercise of options and/or warrants to purchase shares of common stock of Broadcaster that are currently exercisable or will become exercisable within 60 days after June 30, 2006.

(3) Includes 750,000 shares issuable upon exercise of options and/or warrants to purchase shares of common stock of Broadcaster that are currently exercisable or will become exercisable within 60 days after June 30, 2006.

(4) Includes 125,000 shares issuable upon exercise of options and/or warrants to purchase shares of common stock of Broadcaster that are currently exercisable or will become exercisable within 60 days after June 30, 2006.

(5) Includes 378,750 shares issuable upon exercise of options and/or warrants to purchase shares of common stock of Broadcaster that are currently exercisable or will become exercisable within 60 days after June 30, 2006.

(6) Includes 378,750 shares issuable upon exercise of options and/or warrants to purchase shares of common stock of Broadcaster that are currently exercisable or will become exercisable within 60 days after June 30, 2006.

(7) Includes 341,250 shares issuable upon exercise of options and/or warrants to purchase shares of common stock of Broadcaster that are currently exercisable or will become exercisable within 60 days after June 30, 2006.

(8) Includes 141,250 shares issuable upon exercise of options and/or warrants to purchase shares of common stock of Broadcaster that are currently exercisable or will become exercisable within 60 days after June 30, 2006.

(9) Includes 150,000 shares issuable upon exercise of options and/or warrants to purchase shares of common stock of Broadcaster that are currently exercisable or will become exercisable within 60 days after June 30, 2006.

(10) Includes 246,667 shares issuable upon exercise of options and/or warrants to purchase shares of common stock of Broadcaster that are currently exercisable or will become exercisable within 60 days after June 30, 2006.

(11) The information is as reported on Schedule 13D filed with the SEC on June 14, 2006. The shares are owned by various entities affiliated with Mr. Michael Gardner as follows: (i) 8,244,300 shares of common stock of Broadcaster held by Mr. Gardner, (ii) 2,450,000 shares of common stock of Broadcaster held by Baytree Capital Associates LLC and (iii) 20,880,000 shares beneficially owned by Mr. Nolan Quan. As the sole managing member of Baytree Capital Associates LLC, Mr. Gardner has sole voting and dispositive power of 2,450,000 shares of common stock of Broadcaster held by Baytree Capital Associates LLC and, therefore, may be deemed to beneficially own such shares. Subject to a certain Company Voting Agreement, Mr. Gardner may also be deemed to have shared power to vote 20,880,000 shares of common stock of Broadcaster beneficially owned by Mr. Quan and, therefore, Mr. Gardner may be deemed to beneficially own such shares of common stock. Mr. Gardner, however, disclaims any beneficial ownership of such 20,880,000 shares of common stock. Mr. Gardner’s address is The Trump Tower, 40 Wall Street, 58th Floor, New York, NY 10005.

(12) The information is as reported on Schedule 13D filed with the SEC on June 14, 2006. The shares are owned by various entities affiliated with Mr. Nolan Quan as follows: (i) 4,640,000 shares of common stock of Broadcaster held by Software People LLC, (ii) 4,640,000 shares of common stock of Broadcaster held by Trans Global Media LLC, (iii) 9,280,000 shares of common stock of Broadcaster held by Broadcaster LLC, (iv) 2,320,000 shares of common stock of Broadcaster held by Access Media Technologies LLC and (v) 10,694,300 beneficially owned by Mr. Michael Gardner. As the sole director and managing member of Software People LLC, Trans Global Media LLC, Broadcaster LLC and Access Media Technologies LLC (collectively, the “AccessMedia Entities”), Mr. Quan has sole voting and dispositive power of such 20,880,000 shares of common stock of Broadcaster held by the AccessMedia Entities and, therefore, may be deemed to beneficially own such shares. Pursuant to a certain Company Voting Agreement, Mr. Quan may also be deemed to have shared power to vote 10,694,300 shares beneficially owned by Mr. Gardner and, therefore, Mr. Quan may be deemed to beneficially own such shares of common stock. Mr. Quan, however, disclaims any beneficial ownership of such 10,694,300 shares of common stock. Mr Nolan Quan is Mr. Quan’s address is 9201 Oakdale Avenue, Suite 200, Chatsworth, CA 91311.

(13) Pursuant to a Schedule 13D filed with the SEC on March 3, 2006,Digital Creative Development Corporation is the record owner of 7,125,758 shares of common stock of Broadcaster. Pursuant to a certain Parent Voting Agreement, Digital Creative Development Corporation may be deemed to have shared power to vote 246,667 shares of common stock of Broadcaster held by Mr. Wade and 2,450,000 shares of common stock of Broadcaster held by Baytree Capital Associates LLC and, therefore, Digital Creative Development Corporation may be deemed to beneficially own such shares of common stock. Digital Creative Development Corporation, however, disclaims any beneficial ownership of such 2,696,667 shares of common stock. The address of Digital Creative Development Corporation is 200 East 82nd Street, New York, NY 10028.

(14) Mr. O’Callahan ceased to serve as our Chief Financial Officer effective as of June 16, 2006.

(15) Includes 16,250 shares issuable upon exercise of options and/or warrants to purchase shares of common stock of Broadcaster that are currently exercisable or will become exercisable within 60 days after June 30, 2006.

(16) Pursuant to a certain Parent Voting Agreement, Mr. Martin Wade may be deemed to have shared power to vote 7,125,758 shares of common stock of Broadcaster held by Digital Creative Development Corp. and 2,450,000 shares of common stock of Broadcaster held by Baytree Capital Associates LLC and, therefore, Mr. Wade may be deemed to beneficially own such shares of common stock. Mr. Wade, however, disclaims any beneficial ownership of such 9,575,758 shares of common stock.

Item 12- Certain Relationships and Related Transactions

Note Receivable from Related Party - DCDC 15% Note

On January 31, 2005, we sold the DCDC promissory note to Mag Multi Corp (Mag Multi), a New York corporation for $343,000, representing the principal balance and all accrued interest as of the date of the transfer. This amount was received in its entirety on February 10, 2005. The DCDC note was a 15% one-year note we received on September 18, 2003 from Digital Creative Development Corporation upon extending a loan to them in the amount of $350,000. This note was secured by 400,000 shares of our stock held by DCDC and was originally due on September 18, 2004. The maturity of this note was subsequently extended to May 31, 2005 in exchange for a full payment of the then accrued interest, a payment of $25,000 against the principal amount and an increase in the collateral attached to the note.

Note Payable to Related Party

AccessMedia Networks, Inc., our wholly-owned subsidiary, has an obligation amounting to approximately $1,725,000 under various promissory notes payable to Mr. Nolan Quan, a beneficial owner of more than 5% of our outstanding voting shares of common stock.  The promissory notes carry an annual interest rate of 4% and are collateralized by the assets of AccessMedia Networks, Inc.  The promissory notes are payable on demand at anytime.

Service Agreement with Alchemy Communications, Inc

AccessMedia Networks, Inc., our wholly-owned subsidiary, has entered into an operating agreement with Alchemy Communications, Inc., pursuant to which Alchemy provides office and operating space, staffing, technical services and consulting, bandwidth and hosting, network infrastructure and other related services.  During the one month ended June 30, 2006, we incurred approximately $180,749 in costs associated with employee benefits, administrative space and operating costs.  Mr. Nolan Quan owns either directly or indirectly a 10% or greater ownership interest in Alchemy Communications, Inc.

Technology and Content Licensing Agreements

MyVod Inc., our wholly-owned indirect subsidiary, has entered into various licensing agreements with Broadcaster LLC, in consideration of a one-time license fee of one dollar for each license.  The licenses provide certain key technologies, including digital rights management and content distribution systems, in connection with our AccessMedia business.  The licenses are nonexclusive and are granted in perpetuity.  However, we generally do not have the right to modify the licensed technologies used in our AccessMedia business, nor do we have the right to receive updates or upgrades or to obtain a copy of the source code for such technologies.  Mr. Nolan Quan owns, either directly or indirectly, a 10% or greater ownership interest in Broadcaster LLC.

Consulting Agreements

On May 1, 2003, we entered into a consulting agreement with Mr. Bruce Galloway, Chairman of our Board of Directors, to provide services to the Company related to potential acquisitions and divestitures. In return for his services, Mr. Galloway could be entitled to a fee from zero to $200,000 for each such transaction dependent on his involvement and the consideration received or paid by us as a result of the transactions. Mr. Galloway was not compensated under this agreement in fiscal year 2004 or 2005 or through December 31, 2005 in fiscal year 2006.

On December 12, 2005, we entered into a consulting agreement with Mr. Galloway to provide services to the Company related to investor introductions and relationships. In return for his services through June 30, 2006, Mr. Galloway was paid $10,000 per month.

On June 20, 2005, we entered into an engagement letter with Baytree Capital Associates LLC (“Baytree”). Under the terms of its engagement, we agreed to pay Baytree, as a result of the Merger, a fee of 5% of the aggregate value of the consideration to be paid to the former AccessMedia stockholders, payable in our shares, for services delivered in connection with the Merger. We have agreed to reimburse Baytree for its reasonable expenses, including fees and disbursements of counsel, and to indemnify Baytree and related parties against liabilities, including liabilities under federal securities laws, relating to, or arising out of, its engagement. In addition, we agreed to pay to Baytree 1.0 million shares of our common stock upon consummation of the merger. Over the past two years, we have not paid to Baytree any other fees for banking and related services.

Item 13- Exhibits

(a) Exhibits and Index of Exhibits:

The following documents are filed as a part of this Report:

•	Financial Statements

The following consolidated financial statements of Broadcaster, Inc., and Subsidiaries, and the Independent Auditors' Report issued thereon, are incorporated by reference in Part II, Item 7:

Report of Independent Registered Accounting Firm for the year ended June 30, 2006 and 2005
Consolidated Balance Sheets at June 30, 2006 and 2005
Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended June 30, 2006 and 2005
Consolidated Statements of Shareholders' Equity for the years ended June 30, 2006 and 2005
Consolidated Statements of Cash Flows for the years ended June 30, 2006 and 2005
Notes to Consolidated Financial Statements

•	Exhibits

The following exhibits are filed as part of, or incorporated by reference into this Report:

Number	Exhibit Title	Note	Page

2.1	Stock Purchase Agreement, dated January 20, 2004, by and between the Company and Aladdin Systems Holding, Inc.	7
2.2	Stock Purchase Agreement, dated July 1, 2005, by and among the Company, Houseplans, Inc., Weinmaster Homes, Ltd., Bruce Weinmaster and Janice Weinmaster.	8
2.3	Stock Purchase Agreement, dated July 1, 2005, by and between the Company and Smith Micro Software, Inc.	9
2.4	Agreement and Plan of Merger, dated August 8, 2005, by and among the Company, ACCM Acquisition Corp., AccessMedia Networks, Inc., and the stockholders of AccessMedia Networks, Inc. (2.1)	10
2.5	Agreement and Plan of Merger, dated December 16, 2005, by and among the Company, Broadcaster, Inc., ACCM Acquisition Corp., AccessMedia Networks, Inc. and the stockholders of AccessMedia Networks, Inc.	11
2.6	Amended and Restated Agreement and Plan of Merger, dated March 24, 2006, by and among the Company, Broadcaster, Inc., ACCM Acquisition Corp., AccessMedia Networks, Inc. and the stockholders of AccessMedia Networks, Inc.	12
2.7*	Asset Purchase Agreement, dated June 9, 2006, by and between the Company and IMSI Design LLC.
3.1	Amended and Restated Articles of Incorporation.	1
3.2	Amended and Restated Bylaws.	2
10.1	2004 Incentive Stock Option Plan. (4.1)	3
10.2	2004 Warrant Plan. (4.2)	3
10.3	Amendment to 2004 Incentive Stock Option Plan.	4
10.4	Employment Agreement, dated June 15, 2005, by and between the Company and Robert O’Callahan. (10.1)	5
10.5	Amended and Restated Executive Employment Agreement, dated September 1, 2001, by and between the Company and Gordon A. Landies. (10.2)	5
10.6	Amendment to Executive Employment Agreement, dated June 30, 2005, by and between the Company and Gordon A. Landies. (10.3)	5
10.7	Executive Employment Agreement, dated June 1, 2005, by and between the Company and Robert Mayer. (10.4)	5
10.8	Amended and Restated Employment Agreement, dated September 12, 2006, by and between the Company and Martin R. Wade, III.	15
10.9	Consulting Agreement, dated May 1, 2003, by and between the Company and Bruce Galloway. (99.2)	6
10.10*	Form of Stock Purchase Warrant.
10.11	Joint Operating Agreement, dated August 8, 2005, by and between the Company and AccessMedia Networks, Inc. (2.2)	10
10.12	Form of Parent Voting Agreement (Exhibit B to 2.1)	11
10.13*	Amendment No. 1 to Parent Voting Agreement, dated September 18, 2006, by and between AccessMedia Networks, Inc. and certain shareholders of the Company.
10.14	Company Voting Agreement, dated December 16, 2005, by and among the Company and certain stockholders of AccessMedia Networks, Inc. (10.1)	13
10.15*	Amendment No. 1 to Company Voting Agreement, dated September 18, 2006, by and between the Company, Broadcaster Networks, Inc. and certain former stockholders of AccessMedia Networks, Inc.
10.16*	Engagement Letter, dated June 20, 2005, by and between the Company and Baytree Capital Associates LLC.
10.17*	Billing System Software Technology Licensing Agreement, dated April 1, 2005, by and between MicroBilling Systems Ltd. and Camnation, Inc.
10.18*	Digital Asset Creation Software Technology Licensing Agreement, dated April 1, 2005, by and between Broadcaster LLC and MyVod, Inc.
10.19*	DRM Software Technology Licensing Agreement, dated April 1, 2005, by and between Broadcaster LLC and MyVod, Inc.

10.20*	Desktop Notifier Technology Licensing Agreement, dated April 1, 2005, by and between Media Zone Ltd. and Camnation, Inc.
10.21*	Telco Billing Software Technology Licensing Agreement, dated April 1, 2005, by and between Media Charger LLC and Camnation, Inc.
10.22*	Content Management Software Technology Licensing Agreement, dated April 1, 2005, by and between Broadcaster LLC and MyVod, Inc.
10.23*	Digital Content Distribution Technology Licensing Agreement, dated April 1, 2005, by and between Broadcaster LLC and MyVod, Inc.
10.24*	Promissory Note in connection with the Asset Purchase Agreement, dated June 9, 2006, by IMSI Design LLC.
10.25*	Executive Employment Agreement, dated October 11, 2006, by and between the Company and Blair Mills.
10.26*	Consulting Agreement, dated July 1, 2005, by and between the Company and Bruce Galloway.
10.27*	Gigabit Data Center Services Agreement, dated April 27, 2005 by and between Alchemy Communications, Inc and AccessMedia Networks, Inc
16.1	Letter from Grant Thornton.	14
21.1*	List of Subsidiaries.
23.1*	Consent of Burr, Pilger & Mayer LLP.
24*	Power of Attorney.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

Notes
(1)	Incorporated by reference to Exhibits to the Company’s Registration Statement on Form S-3 filed on September 22, 1993.
(2)	Incorporated by reference to Exhibit 5.03 to the Company’s Current Report on Form 8-K filed on January 18, 2005.
(3)
Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-8 filed on March 25, 2004. Parenthetical references following the description of each document relate to the exhibit number under which such exhibit was initially filed.

(4)	Incorporated by reference to Annex G to the Company’s Definitive Proxy Statement on Schedule 14A filed on May 5, 2006.
(5)
Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-KSB filed on September 28, 2005. Parenthetical references following the description of each document relate to the exhibit number under which such exhibit was initially filed.

(6)	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 10-KSB filed on September 25, 2003.
(7)	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 21, 2004.
(8)	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 7, 2005.
(9)	Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on July 7, 2005.
(10)
Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed on August 9, 2005. Parenthetical references following the description of each document relate to the exhibit number under which such exhibit was initially filed.

(11)
Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed on December 19, 2005. Parenthetical references following the description of each document relate to the exhibit number under which such exhibit was initially filed.

(12)	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 29, 2006.
(13)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 5, 2006.
(14)	Incorporated by reference to Exhibit 16 to the Company’s Current Report on Form 8-K filed on November 12, 2004.
(15)	Incorporated by reference to Exhibit 1.01 to the Company’s Current Report on Form 8-K filed on September 22, 2006.

Item 14- Principal Accountant Fees and Services

Burr, Pilger & Mayer, LLP has served as our principal accountant since January 2005.

(1) Audit Fees

Burr, Pilger & Mayer, LLP, our principal accountant during fiscal 2006, billed us audit fees in the aggregate amounts of $180,642 and $41,200 during fiscal 2006 and 2005 respectively. These fees relate to the audit of our annual financial statements, to the review of our financial statements included in our quarterly reports on Forms 10-QSB and regulatory filings or engagements.

(2) Audit-Related Fees

Burr, Pilger & Mayer, LLP our principal accountant during fiscal 2005, billed us audit-related fees in the aggregate amounts of $27,753 and $0 during fiscal 2006 and 2005 respectively. These fees relate primarily to use of audit reports in securities issuance, successor auditor consultation and acquisition and asset sale activity.

(3) Tax Fees

No fees of this sort were billed by Burr, Pilger & Mayer, LLP, our principal accountant during fiscal 2006 or fiscal 2005.

(4) All Other Fees

Burr, Pilger & Mayer, LLP, our principal accountant during fiscal 2006, billed us all other fees in the aggregate amounts of $0 and $884 during fiscal 2006 and 2005 respectively. These fees were in connection with consulting on financial reporting and presentation. No fees of this sort were billed by Grant Thornton LLP.

(5) Audit Committee Policy

During the year ended June 30, 2006, all audit fees were pre-approved by the Audit Committee. The Audit Committee has adopted a policy that it must pre-approve all fees for audit services, tax services and other services from our principal accountant.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Novato, State of California on October 11, 2006.

INTERNATIONAL MICROCOMPUTER SOFTWARE, INC.

By: /s/ MARTIN WADE III
Martin Wade III
Chief Executive Officer

By:  /s/ BLAIR MILLS
Blair Mills
Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints Martin Wade III and Blair Mills, and each of them, his attorneys-in-fact, and agents, each with the power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report on Form 10-KSB, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the Requirement of the Securities Exchange Act of 1934, the following persons in the capacities and on October 11, 2006, have signed this report below.

By: /s/ BRUCE GALLOWAY
Bruce Galloway
Director & Chairman of the Board of Directors

By: /s/ MARTIN WADE III
Martin Wade III
Director

By: /s/ DONALD PERLYN
Donald Perlyn
Director

By: /s/ EVAN BINN
Evan Binn
Director

By: /s/ KATHRYN FELICE
Kathryn Felice
Director

By: /s/ ROBERT S. FALCONE
Robert S. Falcone
Director

By: /s/ RICHARD J. BERMAN
Richard J. Berman
Director

INDEX TO EXHIBITS

Number	Exhibit Title	Page

2.7	Asset Purchase Agreement, dated June 9, 2006, by and between the Company and IMSI Design LLC.
10.10	Form of Stock Purchase Warrant.
10.13	Amendment No. 1 to Parent Voting Agreement, dated September 18, 2006, by and between AccessMedia Networks, Inc. and certain shareholders of the Company.
10.15	Amendment No. 1 to Company Voting Agreement, dated September 18, 2006, by and between the Company, Broadcaster Networks, Inc. and certain former stockholders of AccessMedia Networks, Inc.
10.16	Engagement Letter, dated June 20, 2005, by and between the Company and Baytree Capital Associates LLC.
10.17	Billing System Software Technology Licensing Agreement, dated April 1, 2005, by and between MicroBilling Systems Ltd. and Camnation, Inc.
10.18	Digital Asset Creation Software Technology Licensing Agreement, dated April 1, 2005, by and between Broadcaster LLC and MyVod, Inc.
10.19	DRM Software Technology Licensing Agreement, dated April 1, 2005, by and between Broadcaster LLC and MyVod, Inc.
10.20	Desktop Notifier Technology Licensing Agreement, dated April 1, 2005, by and between Media Zone Ltd. and Camnation, Inc.
10.21	Telco Billing Software Technology Licensing Agreement, dated April 1, 2005, by and between Media Charger LLC and Camnation, Inc.
10.22	Content Management Software Technology Licensing Agreement, dated April 1, 2005, by and between Broadcaster LLC and MyVod, Inc.
10.23	Digital Content Distribution Technology Licensing Agreement, dated April 1, 2005, by and between Broadcaster LLC and MyVod, Inc.
10.24	Promissory Note in connection with the Asset Purchase Agreement, dated June 9, 2006, by IMSI Design LLC.
10.25	Executive Employment Agreement, dated October 11, 2006, by and between the Company and Blair Mills.
10.26	Consulting Agreement, dated July 1, 2005, by and between the Company and Bruce Galloway.
10.27	Gigabit Data Center Services Agreement, dated April 27, 2005 by and between Alchemy Communications, Inc and AccessMedia Networks, Inc
21.1	List of Subsidiaries.
23.1	Consent of Burr, Pilger & Mayer LLP.
24	Power of Attorney.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.