Form 10QSB
period 2006-09-30
BROADCASTER INC
filed 2006-11-20
CIK 814929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

______________

FORM 10-QSB

______________

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from: ____________ to ____________

Commission File Number  0-15949

______________

BROADCASTER, INC.

(Exact name of small business issuer as specified in its charter)

______________

CALIFORNIA	94-2862863
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9201 Oakdale Avenue, Suite 200, Chatsworth, California 91311

(Address of principal executive offices)

(818) 206-9274

(Issuer’s telephone number)

International Microcomputer Software, Inc.

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐  No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of November 16, 2006, 64,725,529 shares of the issuer’s common stock, no par value, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

BROADCASTER, INC.

AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BROADCASTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2006	June 30, 2006
ASSETS	Unaudited
Current assets:
Cash and cash equivalents	$12,926	$14,107
Receivables, less allowances for doubtful accounts, discounts and returns of $0 as of September 30, 2006 and $0 as of June 30, 2006.	943	254
Notes Receivables	101	1,604
Receivables, other	—	175
Other current assets	599	420
Assets related to discontinued operations	131	181
Total current assets	14,700	16,741
Fixed assets, net	266	306
Intangible assets
Goodwill	30,206	30,198
Other intangible assets, net	19,772	18,700
Total intangible assets	49,978	48,898
Total assets	$64,944	$65,945
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short term debt	51	52
Short term debt – related party	1,725	1,725
Trade accounts payable	1,466	1,928
Accrued and other liabilities	1,644	1,846
Liabilities related to discontinued operations	70	89
Deferred revenues	533	674
Total current liabilities	5,489	6,314
Long-term debt and other obligations	181	178
Unearned contract fees	108	122
Deferred Tax	7,001	7,180
Total liabilities	12,779	13,794
Shareholders’ equity
Common stock, no par value; 300,000,000 authorized; 64,576,109 issued and outstanding as of September 30, 2006 and 63,124,518 issued and outstanding as of June 30, 2006.	77,990	76,304
Accumulated deficit	(26,172)	(24,483)
Accumulated other comprehensive income (loss)	347	330
Total shareholders’ equity	52,165	52,151
Total liabilities and shareholders’ equity	$64,944	$65,945

See Notes to Condensed Consolidated Financial Statements

BROADCASTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE INCOME / (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three months ended September 30,
	2006	2005
Net revenues	$4,635	$1,717
Product costs	1,833	674
Gross margin	2,802	1,043

Costs and expenses
Sales and marketing	2,135	646
General and administrative	2,558	757
Research and development	71	37
Total operating expenses	4,764	1,440

Operating loss	(1,962)	(397)

Other income and (expense)
Interest and other, net	98	(3)

Loss before income tax	(1,864)	(400)

Income tax (benefit) provision	(142)	—

Loss from continuing operations	(1,722)	(400)

Loss from discontinued operations, net of income tax	33	(708)
Loss from the sale of discontinued operations, net of income tax	—	(843)

Net loss	(1,689)	(1,951)

Other comprehensive income (loss)
Unrealized gain on restricted securities	—	478
Foreign currency translation adjustments	17	188
Comprehensive loss	$(1,672)	$(1,285)

Basic and diluted earnings (loss) per share
Loss from continuing operations	$(0.03)	$(0.01)
Income (loss) from discontinued operations, net of income tax	$(0.00)	$(0.02)
Income (loss) from the sale of discontinued operations, net of income tax	$(0.00)	$(0.03)
Net loss	$(0.03)	$(0.07)

Shares used in computing basic earnings (loss) per share	63,389	29,689
Shares used in computing diluted earnings (loss) per share	63,389	29,689

See Notes to Condensed Consolidated Financial Statements

BROADCASTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Three Months ended September 30, 2006

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Accumulated deficit	Accumulated other comprehensive income (loss)	Total
	Shares	Amount
Balance at July 1, 2006	63,124,518	$76,304	$(24,483)	$330	$52,151

Issuance of common stock related to:
Stock options exercised	325,250	195	—	—	195
Acquisitions	1,000,000	984	—	—	984
Warrants exercised	126,341	—	—	—	—

Stock compensation expense		507			507

Net loss			(1,689)	—	(1,689)

Foreign currency translation adjustment, net of income tax			—	17	17

Balance at September 30, 2006	64,576,109	$77,990	$(26,172)	$347	$52,165

See Notes to Condensed Consolidated Financial Statements

BROADCASTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended September 30,
	2006	2005
Cash flows from operating activities:
Net cash used in operating activities	$(2,389)	$(394)
Cash flows from investing activities:
Proceeds from sale of discontinued operations	1,500	9,304
Acquisition of intangible assets	(500)	—
Purchases of equipment and software	5	—
Cash used in discontinued operations in investing activities	—	(1,835)
Net cash provided by (used in) investing activities	1,005	7,469
Cash flows from financing activities:
Repayments of notes	(1)	—
Proceeds from warrants and options exercised	195	—
Cash used in discontinued operations in financing activities		(2,020)
Net cash used in financing activities	194	(2,020)
Effect of exchange rate change on cash and cash equivalents	9	9
Unrealized gain on available-for-sale securities	—	478
Net increase in cash and cash equivalents	(1,181)	5,542
Cash and cash equivalents at beginning of period	14,107	4,347
Cash and cash equivalents at end of the period	$12,926	$9,889

	Three months ended September 30,
	2006	2005

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$27	$55

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Notes payable incurred in conjunction with acquisition of subsidiaries	—	1,000
Capital stock issued in conjunction with acquisition of subsidiaries	—	1,046
Capital stock issued in conjunction with acquisition of intangible assets	984	—
Warrants issued in conjunction with short-term debt	—	68

See Notes to Condensed Consolidated Financial Statements

BROADCASTER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim condensed consolidated financial statements have been prepared from the records of Broadcaster, Inc., a California corporation, and Subsidiaries (“Broadcaster”, “we” or the “Company”) without audit. All significant inter-company balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments, which consist of only normal recurring adjustments, to present fairly the financial position at September 30, 2006 and the results of operations and cash flows for the three months ended September 30, 2006 and 2005, have been made. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-KSB, as amended, for the fiscal year ended June 30, 2006. The results of operations for the three months ended September 30, 2006 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

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

Reclassifications

Reclassifications have been made to the amounts reported for the quarter ended September 30, 2005 to conform to the current quarter’s presentation. The amounts reported for the quarter ended September 30, 2005 present results of operations of the Software segment as discontinued operations due to the sale of Precision Design on June 9, 2006.

2.

STOCK BASED AWARDS

On July 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense in the statement of operations for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). Using the modified prospective transition method of adopting SFAS 123(R), the Company began recognizing compensation expense for stock-based awards granted or modified after June 30, 2006 and awards that were granted prior to the adoption of SFAS 123(R) but were still unvested at June 30, 2006. Under this method of implementation, no restatement of prior periods is required or has been made.

Stock-based compensation expense recognized under SFAS 123(R) in the unaudited condensed consolidated statement of operations for the three months ended September 30, 2006 related to stock options was $507,000. The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis. As a result of adopting SFAS 123(R), the Company’s loss before income taxes and net loss for the three months ended September 30, 2006 were increased by $507,000. The implementation of SFAS 123(R) reduced basic and diluted earnings per share by $0.01 for the three months ended

September 30, 2006. The implementation of SFAS 123(R) did not have an impact on cash flows from operations during the three months ended September 30, 2006.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statements of operations. Prior to July 1, 2006, the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method under APB 25 and related interpretations. For the quarter ended September 30, 2005, in accordance with APB 25, the Company recognized expense of $1,000 in its statements of operations for stock options granted to employees and directors that had an exercise price equal to the quoted market price of the underlying common stock on the date of grant.

Stock-based compensation expense recognized in the Company’s statement of operations for the three months ended September 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of June 30, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Effective July 1, 2006, as new grants occur, our stock-based compensation expense will also include compensation expense for the share-based payment awards granted subsequent to June 30, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the consolidated statement of operations for the three months ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” This FSP provides a practical transition election related to the accounting for the tax effects of share-based payment awards to employees, as an alternative to the transition guidance for the additional paid-in capital pool (“APIC pool”) in paragraph 81 of SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the APIC pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R). The guidance in this FSP is effective after November 10, 2005. The Company may take up to one year from the later of adoption of SFAS 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. The Company is currently evaluating the transition alternatives.

3

DISCONTINUED OPERATIONS

Sale of Precision Design

In June, 2006, we sold Precision Design, our legacy software business as part of our overall strategy to position the Company solely as an on-line business. We received a combination of $6.5 million in cash of which $0.5 million was deposited in an escrow to back our representations and warranties in the sale Agreement, and an interest free note of $1.5 million which was paid in full on July 3, 2006. Included in the assets sold were the TurboCad and DesignCAD product lines as well as other design and personal productivity titles.

Operating results of Precision Design, which was formerly included in the Software segment are as follows:

	Quarter ended September 30,
(In thousands)	2006	2005

Net revenues	$—	$2,248
Pre-tax loss	(—)	(708)

Sale of Allume

On July 1, 2005, we sold 100% of the issued and outstanding capital stock of Allume to Smith Micro Software, Inc. for $11 million cash and 397,547 unregistered shares of its common stock, having a market value (based on a 10 day trading average covering $4.40) of $1.75 million. A portion of the purchase price, including $1.25 million cash and shares of common stock having a closing date market value of $750,000 was deposited in an indemnity escrow to secure certain representations and warranties included in the stock purchase agreement. The loss on sale of Allume for the quarter ended September 30, 2005 was approximately $843,000 .This amount does not include the cash or value of the Smith Micro common stock held in escrow at September 30, 2005 and released in subsequent periods. At September 30, 2006, an amount of $312,000 was still held in the indemnity escrow account. This amount is expected to be released by December 31, 2006. The gain on sale of Allume from the date of closing to September 30, 2006 was approximately $302,000, all of which was recognized in fiscal 2006.

4.

PRODUCT LINE AND OTHER ACQUISITIONS

The Weinmaster Homes, Ltd. Acquisition

On July 1, 2005, Houseplans, Inc, our wholly owned subsidiary consummated the acquisition of all the stock of Weinmaster Homes, Ltd. (“WHL”), pursuant to a Stock Purchase Agreement, dated July 1, 2005, between Weinmaster Homes, Ltd., Bruce Weinmaster and Janice Weinmaster and Houseplans, Inc.

The purchase price of approximately $4.2 million was comprised as follows:

(In thousands)
Description	Amount

Fair value of common stock	$1,021
Cash	2,000
Promissory note	1,000
Expenses	146
Total	$4,167

The fair value of our common stock was determined based on 826,583 shares issued and priced using the average market price of our common stock over the five day period immediately preceding and including June 28, 2005.

The allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values was as follows:

(In thousands)
Description	Amounts (unaudited)

Cash acquired	$297
Other tangible assets acquired	115
Amortizable intangible assets
Domain names	640
Designer agreements / relationships	1,100
Trademarks	20
Proprietary plans	610
Customer lists	40
Goodwill	2,499
Liabilities assumed	(160)
Deferred tax liability	(994)
Total	$4,167

The assets will be amortized or depreciated over a period of years shown on the following table:

Description	Estimated remaining life (years)

Tangible assets
Furniture and equipments	3 – 5
Software and computer equipment	3
Amortizable intangible assets
Trade names / trademarks / domain names	5 – 8
Designer agreements / relationships	5 – 8
Broker agreements / relationships	5 – 8
Proprietary plans	15 – 20
Customer lists	1 – 2

2,499,000 has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, and is not deductible for tax purposes. Goodwill will not be amortized and will be tested for impairment at least annually.

The following attributes of the combination of the WHL and Houseplans businesses were considered significant factors to the establishment of the purchase price, resulting in the recognition of goodwill:

WHL is the operator of the #2 Google ranked globalHouseplans.com website as well as the Canadian focused Weinmaster.com. WHL, one of the leading marketers of stock house plans in Canada, has operated its plans business in the United States and Canada for more than 25 years, and is one of the leading innovators in the market. In addition to more than 14,800 plans available to customers, which includes over 500 proprietary Weinmaster plans, WHL has an impressive array of content and tools to help homeowners and their builders economically build their dream homes. Potential operating synergies are anticipated to arise and are more likely to include sales growth from joint marketing programs, utilization of best practices developed in each organization, shared content and  reduced common product development costs and limited reductions in administrative costs.

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

The calculation is based on the issuance of 29,000,000 shares of Broadcaster common stock to the shareholders of AccessMedia measured as of the date of the definitive merger agreement using a five-trading-day average price of Broadcaster’s common stock. We also issued 2,450,000 shares of our common stock to Baytree Capital Associates, LLC, which is controlled by a former AccessMedia shareholder. Baytree received 1,450,000 of the shares as a financial advisory fee and 1,000,000 shares for consulting services. The definitive merger agreement was announced on December 16, 2005.

The value of AccessMedia’s net tangible and intangible assets is based upon their estimated fair value as of the date of the completion of the business combination. The estimated fair value is independent of the preliminary values historically recorded on the books and records of AccessMedia. The allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values was as follows:

(In thousands)
Description	Amounts (unaudited)

Cash acquired	$134
Other tangible assets acquired	719
Amortizable intangible assets
Software	9,800
Domain names	80
Media content	5,800
Goodwill	25,901
Liabilities assumed	(3,943)
Deferred tax liability	(6,381)
Total	$32,110

$15,680,000 has been allocated to amortizable intangible assets with useful lives ranging from 10 to 30 years as follows: software – 10 years, domain names and content – 30 years.

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

Acquisition of America’s Biggest, Inc. Assets

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

The allocation of the purchase price to the assets acquired based on their estimated fair values was as follows:

(In thousands)
Description	Amounts (unaudited)

Amortizable intangible assets
Domain names	$525
Software	350
Customer Lists	250
Trademark	150
Marketing materials	209
Total	$1,484

Pro Forma Information

The following pro forma financial information for the quarter ended September 30, 2005 gives effect to the acquisition of AccessMedia as if that acquisition had occurred on the first day of the fiscal year.

	Quarter ended September 30, 2005 (unaudited)
	As Originally Stated	AccessMedia	Pro Forma

Net revenues	$1,717	$394	$2,111
Net Income	(1,951)	(1,170)	(3,121)
Earnings per share	(0.07)	(0.04)	(0.11)

The unaudited pro forma financial information has been prepared by Broadcaster for illustrative purposes only and is not necessarily indicative of the condensed combined consolidated financial position or results of operations in future periods, or the results that actually would have been realized had Broadcaster and AccessMedia been a combined company during the specified periods.

5.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of cash and cash equivalents, trade receivables, trade payables and debt approximates carrying value due to the short maturity of such instruments.

6.

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

Impairment of Long Lived Assets

We review long-lived assets and identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. We assess these assets for impairment based on estimated undiscounted future cash flows from these assets. If the carrying value of the assets exceeds the estimated future undiscounted cash flows, a loss is recorded for the excess of the asset’s carrying value over the fair value. We did not recognize any impairment loss for long-lived assets for the quarters ended September 30, 2006 and 2005

Goodwill

In accordance with SFAS No. 142, Goodwill and Intangible Assets, goodwill is assessed for impairment annually (in our first fiscal quarter) or more frequently if circumstances indicate impairment. We had goodwill in the amount of $30.2 million and $30.2 million as of September 30, 2006 and June 30, 2006, respectively, mainly related to the acquisition of AccessMedia. We have not recognized any impairment related to goodwill for the quarters ended September 30, 2006 and 2005.

7.

DEBT

The following table details our outstanding debt as of September 30, 2006:

(In thousands)	As of September 30, 2006

Short-term
Acquisition related obligations	$51
Demand notes payable to related party	1,725
Subtotal short-term	1,776

Long-term
Acquisition related obligations	181
Subtotal long-term	181
Grand total	$1,957

Short term acquisition related obligations were non-interest bearing. Demand notes payable consisted of a 4% secured note payable to a related party amounting to $1,725,000 and a 10% unsecured note payable to a non-related party amounting to $50,000. The related party notes are owed to Mr. Nolan Quan, our principal shareholder, and are secured by the assets of AccessMedia, a subsidiary company.

Long term debt consists of non-interest bearing obligations related to the acquisition of product lines.

8.

GAIN / (LOSS) ON MARKETABLE SECURITIES

The following table details the realized and unrealized net loss on marketable securities that we recognized on our  condensed consolidated statements of operations and comprehensive income/(loss) for the three months ended September 30, 2005. There were no realized or unrealized gains or losses on marketable securities during the three months ended September 30, 2006.

	Gain (loss) on marketable securities for the three months ended September 30, 2005
(In thousands)	Realized		Unrealized		Total
Description		Reversal of unrealized gain / (loss) recognized in prior periods	Unrealized gain / (loss) for the quarter ended September 30, 2005	Sub total Unrealized gain / (loss)

Other stock in investment portfolio	$(234)	$90	$(14)	$76	$(158)
Total	$(234)	$90	$(14)	$76	$(158)

We also recognized an unrealized gain of $478,000 on our holdings of restricted common stock of Smith Micro, which is included in our condensed consolidated balance sheet as of September 30, 2005 as accumulated other comprehensive income (loss) in shareholders equity .

9.

SEGMENT INFORMATION

We have two reportable operating segments which are based on our product families that generate revenues and incur expenses related to the sale of our software and Internet content. All inter-company amounts are eliminated through consolidation. Certain general and administrative expenses are allocated among our different segments.

	Three months ended September, 30 2006			Three months ended September, 30 2005
(In thousands)	AccessMedia	Houseplans	Total	AccessMedia	Houseplans	Total

Net revenues	$2,936	$1,699	$4,635	$—	$1,717	$1,717
Gross margin	1,756	1,046	$2,802	—	1,043	$1,043
Operating loss	(1,367)	(293)	$(1,660)	—	(397)	$(397)
Total assets	$55,876	$8,937	$64,813	$—	$5,380	$5,380

The following table details the breakdown of our net revenues and total assets by geographical location. The International column includes revenues relating to our wholly owned subsidiary, Weinmaster Homes Ltd., in Canada.

	Three months ended September, 30 2006			Three months ended September, 30 2005
(In thousands)	Domestic	International	Total	Domestic	International	Total

Net revenues	$4,141	$494	$4,635	$1,117	$600	$1,717
Total assets	$59,715	$5,229	$64,944	$807	$4,573	$5,380

10.

EARNINGS PER SHARE – POTENTIALLY DILUTIVE SECURITIES

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

	Three months ended September 30,
(In thousands)	2006	2005

Basic weighted average shares outstanding	63,389	29,689

Total stock options outstanding	4,186	3,158
Less: anti dilutive stock options due to loss	(4,186)	(3,158)

Total warrants outstanding	4,537	6,888
Less: anti dilutive warrants due to loss	(4,537)	(6,888)

Diluted weighted average shares outstanding	63,389	29,689

11.

STOCK BASED AWARDS

The Company has two stock option plans, The 2004 Incentive Stock Option Plan (the “2004 Plan”) adopted during fiscal 2004 and the 1993 Incentive Option Plan adopted on June 30, 1993 (the “1993 Plan”). The purpose of the 2004 and the 1993 Plans was to further the growth and general prosperity of Broadcaster by enabling our employees to acquire our common stock, increasing their personal involvement in the Company and thereby enabling Broadcaster to attract and retain our employees.

Under existing federal tax laws, certain benefits are not applicable to stock options granted under plans adopted more than 10 years prior. In particular, options granted more than 10 years after adoption of the 1993 Plan are not eligible for incentive stock option treatment within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended. Broadcaster believes that the ability to grant incentive stock options to its employees is critically important. We hope to offer incentive compensation to such employees on par with those provided by our competition and others in the high-tech industry. In addition, tax laws and incentive compensation policies have changed since adoption of the 1993 Plan. As a result, our Board of Directors has adopted and our shareholders approved the 2004 Plan to permit Broadcaster to offer a wide range of incentives, including incentive and non-statutory stock options and stock purchase rights.

Stock options are granted at an exercise price equivalent to the closing fair market value on the date of grant. All options are granted at the discretion of the Company’s Board of Directors and have a term of not greater than 10 years from the date of grant. Options are exercisable when vested. Vesting requires continuous employment up to the vesting date and the vesting schedule is determined by the Board of Directors at the time of each option grant.

The 2004 Plan

The 2004 Plan provides for the granting of options to purchase up to an aggregate of 10,500,000 common shares to employees, directors and other service providers of Broadcaster. Any options that expire prior to exercise will become available for new grants from the “pool” of ungranted options. Options that are granted under the 2004 Plan may be either options that qualify as incentive stock options under the Internal Revenue Code (“Incentive Options”), or those that do not qualify as such incentive stock options (“Non-Qualified Options”).

The 2004 Incentive Options may not be granted at a purchase price less than the fair market value of the Common Shares on the date of the grant (or, for an option granted to a person holding more than 10% of the Company’s voting stock, at less than 110% of fair market value) and Non-Qualified Options may not be granted at a purchase price less than 85% of fair market value on the date of grant.

The term of each option, under the 2004 Plan, which is fixed at the date of grant, may not exceed 10 years from the date the option is granted (by law, an Incentive Option granted to a person holding more than 10% of the Company’s voting stock may be exercisable only for five years). At June 30, 2006, 6,500,000 options were available for future grants under the 2004 Plan. The 6,500,000 shares were approved by Broadcaster shareholders at the Annual Meeting held in May 2006.

The 1993 Plan

The 1993 Plan, as amended, permitted us to grant options to purchase up to 2,925,000 shares of common stock to employees, directors and consultants at prices not less than the fair market value at date of grant for incentive stock options and not less than 85% of fair market value for non-statutory stock options. These options generally expire 10 years from the date of grant and become exercisable ratably over a three to five-year period. The Plan expired on June 30, 2003. At June 30, 2006, no shares were available for future grants under the 1993 Plan.

	Number of Shares	Weighted Average Exercise Price

Outstanding, June 30, 2005	4,507,929	$1.10
Granted	1,575,500	1.33
Exercised	(904,688)	0.74
Cancelled	(657,234)	1.23
Outstanding, June 30, 2006	4,521,507	$1.19
Granted	350,000	0.95
Exercised	(392,550)	0.68
Cancelled	(292,647)	1.22
Outstanding, September 30, 2006	4,186,310	$1.22

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($000’s)

Outstanding	4,186,310	1.22	8.47	181

Vested and Expected to Vest	4,055,438	1.22	8.44	181

Exercisable	3,462,605	1.17	8.24	168

At September 30, 2006, the Company had $2,729,000 of unrecognized compensation expense, net of forfeitures, related to stock option plans that will be recognized over the weighted average remaining vesting period of 1.38 years.

Warrants

Warrants have been granted from time to time in conjunction with financings, debt settlements, Board of Directors and employee compensation and consulting arrangements. Warrant activity is as follows:

	Number of Warrants	Average Exercise Price

Outstanding, June 30, 2005	6,398,244	$1.40
Granted	126,250	1.13
Exercised	—	—
Exercised – cashless	(1,987,501)	—
Expired	—	—
Outstanding, June 30, 2006	4,536,993	$1.72
Granted	—	—
Exercised	—	—
Exercised – cashless	(150,000)	—
Expired	—	—
Outstanding, September 30, 2006	4,386,993	$1.72

Other Information Regarding Stock Options and Warrants

Additional information regarding common stock options and warrants outstanding as of September 30, 2006 is as follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
$0.20-$0.60	117,500	7.16	0.46	117,500	0.46
$0.61-$0.71	87,426	6.74	0.71	87,426	0.71
$0.72-$1.06	1,207,864	8.70	0.92	969,947	0.91
$1.07-$1.44	1,801,408	8.34	1.20	1,681,370	1.21
$1.45-$4.17	972,112	8.70	1.76	606,362	1.70
	4,186,310		1.22	3,462,605	1.17

Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
$0.21 - $0.75	361,952	0.56	361,952	0.56
$0.81	1,887,500	0.81	1,887,500	0.81
$0.90	147,000	0.90	147,000	0.90
$1.03 - $1.26	996,250	1.15	981,250	1.15
$1.65 - $2.30	600,000	1.98	600,000	1.98
$5.00 - $14.85	394,291	9.05	394,291	9.05
	4,386,993		4,371,993

Prior to July 1, 2006, the Company had adopted the disclosure only provisions of SFAS 123. Had compensation cost for the stock-based compensation plans been determined based upon the fair value at grant dates for awards under those plans consistent with the method prescribed by SFAS 123, net loss would have been increased to the pro forma amounts indicated below. The pro forma consolidated financial information should be read in conjunction with the related historical information and is not necessarily indicative of actual results.

(In thousands, except per share amounts)	Three months ended September 30, 2005

Net loss, as reported	$(1,951)
Intrinsic compensation charge recorded under APB 25	1
Pro Forma compensation charge under SFAS 123, net of tax	(78)
Pro Forma net loss	$(2,028)

Earnings Per Share:
Basic—as reported	$(0.07)
Basic—pro forma	$(0.07)

Diluted—as reported	$(0.07)
Diluted—pro forma	$(0.07)

The fair value of each option granted was estimated on the date of the grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Three months ended September 30,
	2006	2005
Risk-free interest rates	4.59%	4.2%
Expected dividend yields	—	—
Expected volatility	82%	75%
Expected option life (in years)	5	10

The weighted average fair value as of the grant date for grants made during the quarter ended September 30, 2006 and 2005 were $0.65 and $1.14, respectively.

The weighted average fair values as of the grant date for options vested during the quarter ended September 30, 2006 was $0.92.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ TOGETHER WITH THE INFORMATION CONTAINED IN THE FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS FORM 10-QSB.

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

Highlights for the quarter ended September 30, 2006 consisted of:

•

The first full quarter of contribution from AccessMedia with revenues of $2,936,000;

•

We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), effective July 1, 2006, resulting in a non-cash expense of $507,000;

•

On September 29, 2006, we acquired the assets of America’s Biggest, Inc in exchange for 1,000,000 shares of Broadcaster stock and $500,000 in cash, and

•

Despite a downturn in the housing market and increased interest rates, revenues at our Houseplans segment remained stable.

We are now a global Internet entertainment network providing consumers with access to online entertainment that is fast, easy, safe, fun, and of great value. We offer a wide variety of on-demand programming including movies, music, television shows, viral videos, mobile media, games, news, sports, and other entertainment focused content, in one place that can be viewed or downloaded at anytime and on any device.  Our proprietary virtual set-top box technology available at www.accessmedia.tv puts Internet users in control of their entertainment experience allowing users to choose what, when and on which device they want to view media and content.

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

In addition to our Internet entertainment network, we are also a leading on-line distributor of stock architechtural house plans. We have an extensive library of over 25,000 unique architectural house plans and have more than 150,000 registered members. Our house plans are sold to developers, builders, architects and individuals allowing our customers to substantially reduce upfront planning and building costs.

The Acquisition  of AccessMedia

We completed the merger with AccessMedia (the “Merger”) on June 1, 2006 pursuant to which we issued 29,000,000 shares of our common stock and agreed to issue up to an additional 35,000,000 shares of our common stock upon achievement of certain revenue milestones to the former shareholders of AccessMedia. An additional 2,450,000 shares of Broadcaster common stock were issued in payment of merger related fees.

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

We believe that the Merger offers us a unique opportunity to enter into the highly scalable Internet media industry. The underlying growth in the Internet media industry, coupled with high margin product offerings, innovative marketing strategies, and our exceptional management team, should combine to provide us with substantial growth and profit opportunities, creating significant shareholder value. We expect this substantial revenue growth and positive cash flow to begin almost immediately.

Sale of Precision Design

In June 2006, we sold Precision Design, our legacy software business as part of our overall strategy to position the company solely as an on-line business. We received a combination of $6.5 million in cash and an interest free note of $1.5 million, which was paid in full on July 3, 2006. $0.5 million of the purchase price is deposited in an indemnity escrow to secure certain representations and warranties included in the asset purchase agreement. Included in the assets sold were the TurboCad and DesignCAD product lines as well as other design and personal productivity titles.

The sale of Precision Design will reduce our operating expenses for fiscal year 2007 by approximately $5 million. Additionally, our increased cash positions us to grow our Internet entertainment business and to take advantage of future opportunities.

Strategy and Growth

We believe that consistent growth of both the revenues and operating earnings can be achieved through internally developed products and services, and through acquisitions. Management believes that good value target companies are present in the marketplace and that business combinations with these entities would help us achieve our growth potential in addition to providing synergies that would improve profitability.

Critical Accounting Policies

Those material accounting policies that we believe are the most critical to an investor’s understanding of our financial results and condition are discussed below.

Our significant accounting policies are more fully described in the notes to our consolidated financial statements. The policies discussed immediately below, are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management to determine the appropriate assumptions to be used in the determination of certain estimates.

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

•

For software and content delivered via the Internet, revenue is recorded when the customer downloads the software, activates the subscription account or is shipped the content. For online media revenue  when payment is collected

•

Subscription revenue is recognized ratably over the contract period.

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

•

Revenue from the display of text-based links to the websites of its advertisers is recognized as the click-throughs (the number of times a user clicks on an advertiser’s listing) occur.

•

Revenue related to the sale of Houseplans is recognized when the plan is shipped to the customer.

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

In accordance with SFAS No. 142, Goodwill and Intangible Assets, goodwill is being assessed for impairment annually or more frequently if circumstances indicate impairment. The Company’s assessment of goodwill at September 30, 2006 indicated that no impairment exists at that date.

Stock Based Awards

On July 1, 2006, the Company adopted SFAS 123(R) which requires the measurement and recognition of compensation expense in the statement of operations for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”.

Results of Operations

The following table sets forth our results of operations for the three months ended September 30, 2006 and 2005 in absolute dollars and as a percentage of net revenues. It also details the changes from the prior fiscal year in absolute dollars and in percentages.

Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005

	Three months ended September 30,
(In Thousands)	2006		2005		$ Change from previous year
	$	As % of sales	$	As % of sales	Variance	%

Net revenues	$4,635	100%	$1,717	100%	$2,918	170%
Product cost	1,833	40%	674	39%	1,159	172%
Gross margin	2,802	60%	1,043	61%	1,759	169%

Operating expenses
Sales & marketing	2,135	46%	646	38%	1,489	230%
General & administrative	2,558	55%	757	44%	1,801	138%
Research & development	71	2%	37	2%	34	92%
Total operating expenses	4,764	103%	1,440	84%	3,324	231%

Operating loss	(1,962)	-42%	(397)	-23%	(1,565)	394%

Other income (expenses)
Interest expense	(30)	-1%	(3)	0%	(27)	900%
Interest income	125	2%	—	0%	125	—
Foreign exchange gain	3	0%	—	0%	3	—
Total other income	98	2%	(3)	0%	101	-3,367%

Income (loss) before income tax	(1,864)	-40%	(400)	-23%	(1,464)	366%

Income tax benefit (provision)	(142)	-3%	—	0%	(142)	—

Income loss from continuing operations	(1,722)	-37%	(400)	-23%	(1,322)	330%

(Loss) from discontinued operations, net of income tax	33	1%	(708)	-41%	741	-104%
Gain (loss)from the sale of discontinued operations, net of income tax	—	0%	(843)	-49%	843	-100%

Net income (loss)	$(1,689)	-36%	$(1,951)	-114%	$262	-13%

All of the numbers which follow are approximate and have been rounded to the nearest thousand dollars.

Revenues by Business Segment

We have two business segments: AccessMedia and Houseplans.

AccessMedia: Although it was only recently commercially launched, AccessMedia generated revenue of $2,936,000 for the three months ended September 30, 2006. Revenue includes software sales, internet media advertising sales and the sale of text-based internet links. Sales of downloaded products are recognized ratably over the term of the license sold. Sales of advertisements are recognized upon the delivery of the impressions guaranteed. Sales of click-throughs are recognized upon delivery of the click-throughs guaranteed.

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

Revenues generated by this segment declined slightly during the three months ended September 30, 2006 as compared to the same period in the previous fiscal year from $1,717,000 to $1,699,000 a 1.0% decrease. Excluding the acquisition of Weinmaster, revenue grew from $1,117,000 to $1,204,000 a 7.8% increase.

Net Revenues

Net revenues increased to $4,635,000 for the quarter ended September 30, 2006 from $1,717,000 for the quarter ended September 30, 2006 or an increase of approximately 170%. The increase is due to the acquisition of AccessMedia.

Gross Profit

Our consolidated gross profit increased from $1,043,000 to $2,802,000 or 168.6% for the three months ended September 30, 2005 and September 30, 2006 respectively. Gross margin decreased from 60.7% to 60.4%.

AccessMedia’s cost of revenue consists of costs related to the products and services AccessMedia provides to customers. These costs include materials, salaries and related expenses for product support personnel, depreciation and maintenance of equipment used in providing services to customers and facilities expenses. The cost of revenue increased as a function of increasing activity over the periods and as result of amortization of assets acquired during 2005. Alchemy Communications, Inc, a company controlled by Mr. Nolan Quan, our principal shareholder, provides us with services including Internet connectivity, hosting services, programming services and equipment and office facilities. During the quarter ended September 30, 2006, cost of sales included $130,000 related to these services.

AccessMedia also expects its product offerings to expand and the mixture of sales to change. Because of its limited operating history, changes in revenue mix, recent exit from the development stage and evolving business model, AccessMedia believes that analysis of historical cost of revenues as a percentage of revenues is not meaningful.

Sales and Marketing

Sales and marketing expenses increased from $646,000 to $2,135,000, or 230.5% for the three months ended September 30, 2005 and September 30, 2006 respectively. This increase was principally due to the merger with AccessMedia.

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

General and Administrative

General and administrative expense consists primarily of salaries and related expenses for administrative, finance, legal, human resources and executive personnel, fees for professional services and costs of accounting and internal control systems to support its operations. Expenses have increased primarily due to the addition of headcount in management and administration to support the increasing activity levels and as a result of amortization of assets acquired during 2006. Additionally, the adoption of SFAS 123 (R) resulted in an expense of $507,000 for the quarter ended September 30, 2006. We expect we will incur approximately $2,729,000 of non cash stock option expense over the next six quarters related to the fair value of options unvested at September 30, 2006.

We anticipate that general and administrative expense will continue to increase in absolute dollars as AccessMedia builds its management team and hires additional administrative personnel and incurs increased costs such as professional fees. AccessMedia expects to secure a number of services from a related party at a market rate.

During the quarter ended September 30, 2006, general and administrative expenses included $55,000 related to services provided by Alchemy Communications.

Research and Development

Our research and development expenses consist primarily of salaries and benefits for research and development employees and payments to independent contractors, mainly our third party contract development teams. During the quarter ended September 30, 2006, research and development costs included $48,000 related to services provided by Alchemy Communications.

Interest and Other, Net

Interest and other, net, changed from a net expense of $3,000 to a net gain of $98,000 for the three months ended September 30, 2005 and September 30, 2006 respectively. The change was principally due to an increase in cash balances and a reduction in debt obligations resulting from the deployment of proceeds from the sale of Precision Design.

Provision for State and Federal Income Taxes

We recorded income tax benefit of $142,000 and $0 for the three months ended September 30, 2006 and 2005, respectively. The tax benefit for the three months ended September 30, 2006 primarily represented the release of deferred tax provision on amortization of intangible assets offset by accrued Canadian income taxes.

We have not recorded a tax benefit for domestic tax losses because of the uncertainty of realization. We adhere to SFAS No. 109, Accounting for Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Consistent with our past practice, we have recorded a full valuation allowance at September 30, 2006 as the realizeability of our net operating loss carry-forwards is not determinable.

Discontinued Operations

(Loss) from discontinued operations, net of income tax

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

As a result of this sale we recorded a loss on the sale of discontinued operations of $843,000 during the three months ended September 30, 2005. This loss calculation does not consider the remaining cash held in escrow of approximately $0.3 million and is subject to change in future reporting periods depending upon the future release of cash from escrow.

Sale of Precision Design

On June 9, 2006 Broadcaster, Inc. (formerly, International Microcomputer Software, Inc.) sold substantially all of the assets used in the operation of the segment of our business referred to as the Precision Design Software Business. The assets were sold to IMSI Design, LLC, a California limited liability company (the “Purchaser”) which was newly formed for the purpose of the acquisition.

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

As a result of this sale, we have categorized the assets, liabilities and operations of the Precision Design as discontinued operations for the twelve months ended June 30, 2006.

Loss from discontinued operations totaling $708,000 for the quarter ended September 30, 2006 represents the net loss of Precision Design Segment.

Basis of Presentation

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

Liquidity and Capital Resources

Net cash used in operating activities was ($2,389,000) for the three months ended September 30, 2006 in contrast to ($3,094,000) for the three months ended September 30, 2005.

Net cash provided by investing activities was $1,005,000 for the three months ended September 30, 2006 in contrast to $7,469,000 for the same quarter of 2005. A principal factor for the quarter ended September 30, 2006 consisted of $1,500,000 received from the sale of Precision Design. For the three months ended September 30, 2005, the principal factor consisted of $9,304,000 received from the sale of Allume offset by ($1,825,000) used in discontinuing operations and investing activities from the same sale.

Our net cash used in financing activities for the quarter ended September 30, 2006 was $1,094,000 consisting of proceeds received from the exercise of options and warrants, offset by the repayment of notes. For the three months ended September 30, 2005, our net cash used in financing activities was ($2,020,000) consisting of cash used in discontinuing operations and financing activities.

At September 30, 2006, we had $12,926,000 in cash which is sufficient to meet all of our working capital needs during this current fiscal year and beyond. We have no material indebtedness, other than a note payable to a related party discussed in the paragraph below.

Related-Party Transactions

When we acquired AccessMedia on June 1, 2006, we acquired its demand note payable of $1,725,000 payable to Mr. Nolan Quan, who became our principal shareholder in conjunction with the AccessMedia acquisition. The note pays below market interest of 4% per annum. Mr. Quan controls Alchemy Communications which provides us with services described under “Results of Operations”, above. Additionally, beyond four limited liability companies controlled by Mr. Quan, the remaining shareholder of AccessMedia was Mr. Michael Gardner. Mr. Gardner as the sole member of Baytree Capital Associates, LLC received 2,450,000 shares of our common stock in connection with the merger, 1,450,000 shares as a financial advisory fee in connection with the merger and 1,000,000 shares as a consulting fee. Baytree Capital continues to provide consulting services to us at no additional cost. These services consist primarily of managerial advice, strategic advice, capital markets advice and working with our lawyers in connection with, among other things, our filings with the Securities and Exchange Commission.

Forward-Looking Statements

This quarterly report on Form 10-QSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including our growth and profit opportunities, the timing of our substantial revenue growth and positive cash flow, our completion of acquisitions, the favorable impact from the Weinmaster acquisition and our liquidity. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements other than statements of historical facts included or incorporated by reference in this report, including statements regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans, and objectives, are forward-looking statements. When used in this report, the words “will,” “believe,” “anticipate,” “plan,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Although we believe that our plans, intentions, and expectations reflected in or suggested by the forward-looking statements we make in this report are reasonable, we cannot assure you that these plans, intentions, or expectations will be achieved. Actual results may differ materially from those stated in these forward-looking statements as a result of a variety of factors including acceptance by consumers of our current and future products, our ability to complete development of new products, our ability to reach agreements with third parties relating to acquisitions, our ability to integrate Weinmaster and the risk factors contained in our Form 10-KSB for the year ended June 30, 2006. We do not undertake any duty to update these forward-looking statements.

ITEM 3 - CONTROLS AND PROCEDURES

(a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as of September 30, 2006, the end of the period covered by this quarterly report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

(b) We have evaluated our accounting procedures and control processes in place as of September 30, 2006 related to material transactions to ensure they are recorded timely and accurately in the financial statements. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Our subsidiary, AccessMedia, was named as one of a number of co-defendants in a suit filed by the FTC on August 8, 2006 in the United States District Court for the Central District of California alleging a violation of Section 5 of the FTC Act arising from products known as Movieland.com, Moviepass.tv, and Popcorn.net. The complaint challenges the validity of the use of pop-up payment reminders for software licenses in conjunction with a free trial offer for the Movieland.com, Moviepass.tv and Popcorn.net products. A copy of the complaint may be viewed online at http://www.ftc.gov/os/caselist/0623008/060808movielandcmplt.pdf. A United States District Court judge denied the FTC’s request to issue a temporary restraining order. The parties have entered into an interim consent order that allows the pop-up payment reminders to continue to issue at least until time of trial and on a reduced frequency per day. Trial on the merits of the case will be scheduled for a later time. Our management believes the claims are without merit and intends to defend the actions vigorously. While our management believes there is no legal basis for liability, due to the uncertainty surrounding the litigation process, no reasonable estimate of loss is available. In addition, AccessMedia was also named as one of a number of co-defendants in a suit filed by the Washington State Attorney General on or about August 8, 2006 in King County Superior Court, alleging violations of the Washington Spyware Act and Consumer Protection Act and arising from products known as Movieland.com, Moviepass.tv, and Popcorn.net. A copy of the Washington complaint can be viewed online at http://www.atg.wa.gov/releases/2006/Documents/MovielandComplaint8-14-06.pdf. AccessMedia intends to vigorously defend the allegations. While management believes there is no legal basis for liability, due to the uncertainty surrounding the litigation process, no reasonable estimate of loss is available.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2006, we sold the following securities in transactions not registered under the Securities Act of 1933:

Date Securities Issued	Securities Title	Issued to	Number of Securities Issued	Consideration	Footnotes

September 29, 2006	Common Stock	America’s Biggest, Inc.	1,000,000	(1)
September 12, 2006	Stock Options	Blair Mills	150,000	(2)
September 12, 2006	Stock Options	Martin Wade, III	3,750,000	(2)

———————

(1)

Stock issued as partial consideration related to an acquisition.

(2)

Stock options issued in exchange for services to be rendered. Of these options, Mr. Mills’ vest over one year, subject to continued employment. Mr. Wade’s options consist of $200,000 which immediately vested and the balance which vest upon AccessMedia achieving certain revenue milestones.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5 - OTHER INFORMATION

Not Applicable

ITEM 6 - EXHIBITS

Exhibits

The following exhibits are filed as part of, or incorporated by reference into this Report:

Number	Exhibit Title	Note
10.1	Amended and Restated Employment Agreement, dated September 12, 2006, by and between Broadcaster and Martin R. Wade, III	(1)
10.2	Amendment No. 1 to Parent Voting Agreement, dated September 18, 2006 by and between AccessMedia Networks, Inc. and certain shareholders of Broadcaster	(2)
10.3	Amendment No. 1 to Company Voting Agreement, dated September 18, 2006, by and between Broadcaster, AccessMedia Networks, Inc. and certain former shareholders of AccessMedia Networks, Inc.	(3)
10.4	Asset Purchase Agreement dated September 29, 2006, by and between Broadcaster, America’s Biggest, Inc. and certain former shareholders of America’s Biggest, Inc.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Notes

———————

(1)

Incorporated by reference to Exhibit 1.01 from Broadcaster’s Current Report on Form 8-K filed on September 22, 2006.

(2)

Incorporated by reference to Exhibit 10.13 from Broadcaster’s Annual Report on Form 10-KSB filed on October 13, 2006.

(3)

Incorporated by reference to Exhibit 10.15 from Broadcaster’s Annual Report on Form 10-KSB filed on October 13, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROADCASTER, INC.

Date: November 20, 2006

By:	/s/ Martin Wade, III
Martin Wade, III
Director & Chief Executive Officer

By:	/s/ Blair Mills
Blair Mills
Chief Financial Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Number	Exhibit Title	Note
10.1	Amended and Restated Employment Agreement, dated September 12, 2006, by and between Broadcaster and Martin R. Wade, III	(1)
10.2	Amendment No. 1 to Parent Voting Agreement, dated September 18, 2006 by and between AccessMedia Networks, Inc. and certain shareholders of Broadcaster	(2)
10.3	Amendment No. 1 to Company Voting Agreement, dated September 18, 2006, by and between Broadcaster, AccessMedia Networks, Inc. and certain former shareholders of AccessMedia Networks, Inc.	(3)
10.4	Asset Purchase Agreement dated September 29, 2006, by and between Broadcaster, America’s Biggest, Inc. and certain former shareholders of America’s Biggest, Inc.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Notes

———————

(1)

Incorporated by reference to Exhibit 1.01 from Broadcaster’s Current Report on Form 8-K filed on September 22, 2006.

(2)

Incorporated by reference to Exhibit 10.13 from Broadcaster’s Annual Report on Form 10-KSB filed on October 13, 2006.

(3)

Incorporated by reference to Exhibit 10.15 from Broadcaster’s Annual Report on Form 10-KSB filed on October 13, 2006.