Form 10KSB/A
period 2006-06-30
BROADCASTER INC
filed 2006-12-29
CIK 814929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
EXCHANGE ACT OF 1934

For the Transition Period from __________ to __________

Commission File No. 0-15949

BROADCASTER, INC.

(Name of Small business issuer in its charter)

CALIFORNIA	94-2862863
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

9201 Oakdale Avenue, Suite 200, Chatsworth, CA 91311

(Address of principal executive offices) (Zip code)

(818) 206-9274

Issuer’s telephone number

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common stock, no par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Issuer’s revenues for its most recent fiscal year: $8,203,000.

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the average bid and asked price of the common stock as of November 16, 2006 was approximately $29,369,252.

As of November 16, 2006, 64,725,529 shares of the issuer’s common stock, no par value, were outstanding.

Documents incorporated by reference: None

Transitional small business disclosure format: Yes ☐   No ☒

BROADCASTER, INC.

FORM 10-KSB ANNUAL REPORT

FOR THE YEAR ENDED JUNE 30, 2006

Table of Contents

PART I

Item 1 - Description of Business

1

Item 3 - Legal Proceedings

14

PART II

Item 5 - Market for Common Equity and Related Stockholder Matters

15

Item 6 - Management’s Discussion and Analysis or Plan of Operation

16

PART III

Item 9 - Directors, Executive Officers, Promoters, and Control Persons; Compliance with Section 16(a)

of the Exchange Act

27

Item 10 - Executive Compensation

32

Item 11 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

35

Item 12 - Certain Relationships and Related Transactions

37

Item 13 - Exhibits

39

SIGNATURES

42

i

EXPLANATORY NOTE

The following items of this report have been amended primarily to make this Report consistent with Broadcaster’s Registration Statement on Form SB-2 declared effective on December 15, 2006:

Item 1

Item 10

Item 3

Item 11

Item 5

Item 12

Item 6

Item 13

Item 9

ii

PART I

Item 1 - Description of Business

History

We historically operated as a software company. Prior to the acquisition of AccessMedia on June 1, 2006, we operated in two business segments: (i) our Precision Design business and (ii) our Houseplans business.

We were incorporated in November 1982, and grew to become a developer and publisher of productivity software in the precision design, graphic design, and other related business applications fields over the following 16 years. We acquired TurboCAD in 1985, and developed and acquired numerous products and product categories through the years. By the end of 1998, we developed, marketed and distributed our products worldwide, primarily through the retail channel. Beginning in 1998, we made various acquisitions and dispositions of software and content products with the principal strategy of migrating from retail distribution to Internet-based distribution of such products.

In 2004, we began exploring various ways to enhance shareholder value, including our further migration from a traditional or packaged software company to offering downloadable media and content over the Internet. We believed that the growth and reach of the Internet coupled with the predictability of recurring revenues should lead to enhanced Broadcaster shareholder value. As such, during 2005 we began discussions with AccessMedia, a developer of a platform for delivering real-time and interactive media over the Internet through its unique “virtual set-top box” technology. We completed the Merger in June 2006, and changed our name to Broadcaster, Inc. We subsequently disposed of Precision Design and, as a result, we now operate in the two business segments of AccessMedia and Houseplans. The AccessMedia business is owned and operated by our wholly-owned subsidiary, AccessMedia, Inc. The Houseplans business is owned and operated through our wholly-owned subsidiary Houseplans, Inc.

Our Internet Businesses

Our current primary focus is on our AccessMedia entertainment portal. We are a global Internet entertainment network, providing consumers with access to online entertainment that is fast, easy, safe, fun, and of great value. We provide users with delivery of digital entertainment from short items such as video clips of current events all the way to full length television shows and movies − giving them the power to download content to their desktop computer, laptop, PSP, iPod or preferred mobile entertainment device. We enable consumers to easily find, organize, download, and enjoy the growing volumes of high quality content available online. Our capabilities span our proprietary media library, media under license, and media readily available on the Internet. We are also in discussions with major studios, cable and television networks, music labels, and game producers to become a gateway for the direct delivery of first run movies, popular television shows, music and online games.

Our wide variety of on-demand programming includes:

•

Movies – We have a large library of movies to which we are constantly adding. Members can watch anything from a horror movie to a western and everything in between, many in high definition.

•

Music – Whether a member is a fan of music from the 1980’s or something more contemporary, our large music collection is likely to satisfy the need. Our website offers downloads across a wide swath of the music spectrum.

•

Television – Our library of television shows includes episodes from such classics such as The Lucy Show and The Beverly Hillbillies to more contemporary shows dealing with music, cooking, sports and more.

•

News – Members can both read articles and download videos concerning the issues of the day in entertainment, sports, business and more.

•

Games – Members have access to a variety of computer games including sports, role playing games and such classics as Tetris and pin ball.

•

Viral videos – The term “viral video” refers to video clip content usually produced by amateurs which gains widespread popularity through the process of Internet sharing. We feature on our site many of the most popular viral videos currently making the rounds on the Internet.

Our proprietary virtual set-top box technology available at www.accessmedia.tv puts Internet users in control of their entertainment experience, allowing them to choose when and on which device they want to view media and content. Other than a computer meeting certain required specifications and Internet connectivity, no additional hardware purchase is necessary.

Our AccessMedia business generates its revenue from the sale of software online. The software are tools that enable the consumer to download and manage content. The customer pays for the tools through a license, which is sold on a monthly or annual basis. Because of the nature of the sale, no single customer accounted for greater than 10% of our revenues in fiscal year 2006. AccessMedia also earns income from selling advertising based on unique visits and page views to its various sites.

Internet users can register online to become a member of accessmedia.tv and obtain full access to our site offerings. Membership in accessmedia.tv is free with the purchase of our Download Manager software. Once a member has downloaded the software, they can start adding titles to their library. The member can watch it immediately after download or at a later time at their convenience. Downloaded files can be viewed for as long as that person is a member of accessmedia.tv.

In addition to the Download Manager software, we also provide  Entertainment Meta Search, Content Manager, Mobile Transfer Capabilities, Peer-to-Peer Technology, Social Networking Tools, and Parental Lock functionality, among others. These tools allow users to improve their entertainment access and controls. Our Entertainment Meta Search is one of the most advanced search tools available on the Internet and is optimized for rich media content, allowing for advanced identification and indexing of media and content.

We are also a leading online distributor of stock architectural house plans. We have an extensive library of over 25,000 unique stock architectural house plans with more than 150,000 registered members. Our stock architectural house plans are sold to developers, builders, architects and individuals, allowing our customers to substantially reduce upfront planning and architectural costs. No single customer accounted for greater than 10% of our Houseplans revenues in fiscal year 2006 or 2005.

Competitive Business Conditions

The Internet entertainment industry is experiencing tremendous growth and 2006 is the year that the public has recognized the value of using the Internet as a video entertainment medium. Because of this there are numerous start-ups that have been formed to seek viewers. Notably, the largest competitor is YouTube which was only started in 2005. In 2006 Google announced an agreement to acquire YouTube for $1,650,000,000 and future consideration. Because of this acquisition and YouTube’s popularity, we anticipate that the online entertainment space will continue to be crowded with competitors.

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
Vongo
Blinx.tv

Sales and Marketing

We rely on Internet advertising we place on third-party websites to attract customers to our accessmedia.tv website. Our Houseplans business attracts its customers from Internet advertising, primarily using search engines including Google and Yahoo.

International Operations

We operate outside of the United States through our Canadian subsidiary, Weinmaster Homes, Ltd., which is part of the Houseplans segment. We acquired Weinmaster in July 2005.

The Merger

We completed the Merger with AccessMedia on June 1, 2006 pursuant to which we issued 29,000,000 shares of our common stock and agreed to issue up to an additional 35,000,000 shares of our common stock upon achievement of certain revenue milestones to the shareholders of AccessMedia. In addition, we issued 1,450,000 shares of our common stock to Baytree Capital Associates, LLC as an advisory fee related to the Merger, and an additional 1,000,000 shares to Baytree Capital for consulting services and agreed to reimburse Baytree for its reasonable expenses. In connection with the Merger, we changed our name from International Microcomputer Software, Inc. to Broadcaster, Inc.

AccessMedia is led by seasoned Internet entrepreneurs. This team has been one of the foremost innovators of technologies, marketing, and advertising strategies for Internet-based consumer media offerings, and until now, this team has operated in a private company environment. Additionally, this team has been a leader in providing website development, traffic, database management, and hosting for many of the largest worldwide media companies.

We believe that the Merger offers a unique opportunity to enter into the highly scalable Internet media industry. The underlying growth in the Internet media industry, coupled with high margin product offerings, innovative marketing strategies and exceptional management team, should combine to provide us with substantial growth and profit opportunities, creating significant shareholder value. We expect this substantial revenue growth and positive cash flow to begin almost immediately.

Sale of Precision Design

In June 2006, we sold our legacy Precision Design software business as part of our overall strategy to position the company solely as an online business We received a combination of $6,500,000 in cash of which $500,000 was deposited in an escrow to secure our representations and warranties to the purchaser, and an interest free note of $1,500,000 which was paid in full on July 3, 2006. Included in the assets sold were the TurboCad and DesignCAD product lines as well as other design and personal productivity titles.

Product Development

The majority of development costs relating to the Internet content segment relate to development of websites and databases to host the content. All of our Internet development is internally developed by our team of six software designers.

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

Proprietary Rights and Licenses

We use the following trademarks and service marks in our business: “Houseplans,” “Homeplan” and “AccessMedia.” Our subsidiary, AccessMedia, holds non-exclusive licenses to certain software technologies that are key to its current business operations. All such licenses are in perpetuity and royalty free. Mr. Nolan Quan, our principal shareholder, is one of several inventors of these technologies and owns a controlling interest in Broadcaster, LLC, which provides a majority of the non-exclusive licenses to us.

We are in the process of acquiring the technologies which are subject to these licenses and new technologies which we plan to introduce on accessmedia.tv. In the event we complete our acquisition of these technologies, we intend to further develop and exploit these technologies. We may in turn further license these technologies to third parties. The development costs associated with some of the technologies could be significant; however, we do not anticipate acquiring these rights and incurring further development costs unless the overall benefits to us outweigh such costs.

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

Software companies face a number of risks relating to proprietary rights and licenses. The greatest technology risk arises from the fact that we make source code available for some products. The provision of source code may increase the likelihood of misappropriation or other misuse of our intellectual property.

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

Employees

As of October 31, 2006, we had 45 employees, of which 42 are full-time employees and three part-time employees, including 16 in sales and marketing, 17 in product development and 12 in administration and finance. All employees are located in North America. None of our employees are represented by a labor union and we have experienced no work stoppages. Our success depends to a significant extent upon the performance of our executive officers, key technical personnel, and other employees.

Properties

Our principal offices are located in Chatsworth, California, occupying approximately 14,650 square feet of office space. The lease term expires in September 2007. We also occupy approximately 10,000 square feet of leased office space in Novato, California, approximately 5,000 square feet which is sub-leased to an unrelated third party on similar terms to those of the master lease. The lease expires in March 2007. Except for the 12 Houseplans employees who will remain in our Novato offices, all of our corporate employees are now in our Chatsworth offices.

We believe the space is adequate for our immediate needs. Additional space may be required as we expand our activities. However, we do not foresee any significant difficulties in obtaining any required additional facilities.

RISK FACTORS

An investment in our common stock is highly speculative and involves a high degree of risk. You should carefully consider the risks described below, together with the other information contained in this report, before making an investment decision. If any of the circumstances described in these risk factors actually occur, our business, financial condition, or results of operations could be materially adversely affected. In that event, the trading price of our shares could decline, and you may lose part or all of your investment.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

Because our operating results may fluctuate due to factors beyond our control, prior operating results may not be indicative of future ones.

Our operating results have been in the past, and will continue to be, subject to quarterly and annual fluctuations as a result of numerous factors, including:

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

•

merger and acquisition activity.

As a consequence, operating results for a particular future period are difficult to predict. Any of the foregoing factors, or any other factors discussed elsewhere herein, could have a material adverse effect on our business, results of operations, and financial condition.

Because our revenues for a particular period are difficult to predict, a shortfall in revenues or our inability to properly estimate operating expenses for a period may adversely impact our operating results.

We plan our operating expense levels based primarily on forecasted levels of revenues. These expenses and the impact of long-term commitments are relatively fixed in the short term. As a result of a variety of factors, our revenues for a particular quarter are difficult to predict. Our net sales may grow at a slower rate than in past periods, or may decline. Our ability to meet financial expectations could also be adversely affected by the timing and mix of individual sales. A shortfall in revenues could lead to operating results being below expectations because we may not be able to quickly reduce these fixed expenses in response to short-term business changes.

Because our gross margins may fluctuate due to factors beyond our control, past gross margins may not be indicative of future ones.

Our product gross margins may not be sustainable and may be adversely affected by numerous factors, including:

•

changes in customer or product mix;

•

introduction of new products;

•

increased price competition;

•

changes in distribution channels;

•

how well we execute on our strategy and operating plans;

•

inability to achieve targeted cost reductions;

•

ability to generate license revenues from users who have installed specialized media software on their personal computers; and

•

costs associated with litigation (please see the heading entitled “Legal Proceedings” for more details).

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

•

insufficient revenues to offset increased expenses associated with acquisitions; and

•

the potential loss of key employees of the acquired companies.

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

If pending litigation is adversely resolved against us, we may incur unexpected costs which may adversely affect our operating results and financial condition.

Our wholly-owned subsidiary, AccessMedia, is presently a party to two recent lawsuits brought by regulators with regard to the operation of its business, one brought by the Federal Trade Commission, or FTC, and the other by the Washington State Attorney General (for details on the allegations of these suits, please see “Legal Proceedings”). If either of these lawsuits is adversely determined against AccessMedia, it may, depending upon any court ruling, cause AccessMedia  to incur unexpected costs or the loss of revenues which could adversely affect AccessMedia future operation results and financial condition and AccessMedia may be required to make changes to its business model. Because of the uncertainty of litigation and the early stage of these disputes, no reasonable estimate of whether they may have a material effect on our future revenues and operating income is available.

If we incur unexpected network interruptions caused by system failures, natural disasters or unauthorized tampering with our computer systems, our operations could be disrupted and we could incur a loss of revenues.

We rely on the Internet for our business. The continuous and uninterrupted performance of our systems is, therefore, critical to our success. We must protect these systems against damage from fire, power loss, water damage, earthquakes, telecommunications failures, viruses, vandalism and other malicious acts, and similar unexpected adverse events. Our operations depend upon our ability to maintain and protect our computer systems, data centers and server locations. Our corporate headquarters, data center and primary operations are located in California, an area susceptible to seismic activity and possible power outages. We cannot eliminate the risk of downtime caused by factors such as natural disasters and other events. Further, individuals may attempt to breach our network security, such as hackers, which could damage our network. The occurrence of any of these events could harm our business, operating results and financial condition.

If we are not able to retain our executive officers and key personnel, we may not be able to maintain and expand our business if we are not able to retain, hire and integrate key management and operating personnel.

The success of the AccessMedia acquisition depends on our ability to retain our management team and to attract, assimilate, and retain other highly qualified employees, including engineering, technology, marketing, sales and support personnel. There is substantial competition for highly skilled employees in our industry and due to California law AccessMedia’s key employees are not bound by agreements preventing them from terminating their employment with us at any time. If we fail to attract and retain key AccessMedia employees, our business could be harmed.

If we cannot manage our growth effectively, we may not be able to sustain or increase our profitability.

As a result of our acquisition of AccessMedia, we anticipate that we may incur material growth. Businesses which grow rapidly often have difficulty managing their growth. If AccessMedia’s business grows as we anticipate, we will need to expand our management by recruiting and employing experienced executives and key employees capable of providing the necessary support. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial, and management controls and our reporting systems and procedures. We cannot assure you that our management will be able to manage our growth effectively or successfully. Our failure to meet these challenges could cause us to lose money, and your investment could be lost.

Because we have incurred significant costs associated with the acquisition of AccessMedia, if we are unable to successfully integrate the AccessMedia entities, our profitability may be adversely affected.

We estimate that we have incurred indirect transaction costs of approximately $3,690,000 associated with the AccessMedia acquisition, including direct costs of the acquisition as well as liabilities to be accrued in connection with the acquisition. There is no assurance that we will not incur additional material charges in subsequent quarters to reflect additional costs associated with the acquisition. If the benefits of the acquisition do not exceed the costs of acquiring AccessMedia, our financial results may be adversely affected.

Because AccessMedia’s business model is unproven, it may not result in the generation of material revenues or profitability.

Our business is substantially dependent upon AccessMedia’s ability to generate license revenues from users who have installed specialized media software on their personal computers. This is a relatively new industry and product and there can be no assurances it will be accepted by potential customers. The revenue and income potential of this business is unproven.

Because we license the software used in our AccessMedia business from third parties on a non-exclusive basis, the software could be licensed to an unlimited number of potential competitors thereby adversely affecting our business.

The principal intellectual property that underlies AccessMedia’s “virtual set-top box” technology used in distributing online media content is not owned by us but is licensed from third parties, generally on a non-exclusive basis. The third party licensors are free to exploit the intellectual property themselves or license it to an unlimited number of other competitors. This competition could result in price reductions, fewer customers and orders, reduced gross margins and loss of market share, any of which would materially adversely affect our business, operating results and financial condition. In addition, we are not in control of the protection or prevention of infringement of such intellectual property.

Because we generally do not have the right to modify the licensed technology used in our AccessMedia business or receive updates or upgrades, our products may become obsolete.

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

Because AccessMedia has incurred losses in the past, it may not be able to achieve profitability in the future.

AccessMedia experienced startup losses in each quarterly and annual period from its inception through the first calendar quarter of 2006. AccessMedia may not be able to achieve or maintain profitability in the future. We expect that AccessMedia’s operating expenses will continue to increase. We cannot assure you that AccessMedia will be able to generate sufficient revenues to achieve profitability, which failure would have a material adverse effect on our business.

Because the online entertainment business is highly competitive, we may not able to offer our services at prices which are profitable.

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

If we are subject to intellectual property infringement claims, it could cause us to incur significant expenses, pay substantial damages and prevent service delivery.

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

Because we are dependent upon a limited number of third parties for the support, distribution and development of our services, particularly Alchemy Communications, Inc., if they were unavailable, our future business may be materially and adversely harmed.

We depend on agreements with a limited number of third parties, particularly Alchemy Communications, Inc. which is controlled by our principal shareholder. Alchemy provides office and operating space, staffing, technical services and consulting, bandwidth and hosting, network infrastructure, and other related services. Given the scope of the services provided by Alchemy, it is our most significant vendor relationship. If Alchemy were unable to provide appropriate levels of service as our business grows or our relationship proved to be unworkable and we are forced to seek new providers, our business could be materially and adversely harmed.

Because we depend on Internet advertising to promote our services, if we are unable to purchase these advertisements on a cost-effective basis, our profitability could be adversely affected.

We depend in part on the use of online advertisements purchased from third parties to attract new users by promoting our services. We believe that our business will continue to rely on this method for attracting our audience in the future. If online advertising becomes less effective or more expensive and our ability to attract new users is thereby impaired, our business could be harmed.

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

If our services do not perform as expected, our business may be harmed.

If our services fail to perform properly, our customers and advertisers may discontinue their use of our products and services. Despite testing, our existing services may not perform as expected due to unforeseen problems. Any defects may cause us to incur significant expenses and divert the attention of our management and key personnel from other aspects of our business.

If there are negative perceptions and adverse publicity concerning our business practices, it could damage our reputation and harm our business.

The digital media distribution industry is vulnerable to negative public perception. Negative perception of our business practices or negative press reports linking our services to questionable business practices of other companies in our industry could damage our reputation, cause new users not to install or existing users to uninstall our software, or cause consumers to use technologies that impede our ability to deliver ads. This negative perception could also lead to increased regulation of our industry or other regulations that adversely affect our business practices. Any of these events could reduce the demand for our services among advertisers and significantly harm our business.

Because our business depends upon the continued growth of the Internet and Internet-based systems, any slowdown in such growth could impair our ability to be profitable.

Our business and revenues depend on growth of the Internet and on its use as a sales and distribution mechanism. To the extent that the Internet does not support this activity whether through changes in its use, lowered reliability or other factors, we could experience material harm to our business, operating results, and financial condition.

Changes in industry structure and market conditions could lead to charges related to discontinuances of certain of our services or businesses and asset impairments.

In response to changes in industry and market conditions, we may be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses. Any decision to limit investment in or dispose of or otherwise exit businesses may result in the recording of special charges, such as technology-related write-offs, workforce reduction costs, charges relating to consolidation of excess facilities, or claims from third parties who were resellers or users of our products. Our estimates with respect to the useful life or ultimate recoverability of our carrying basis of assets, including purchased intangible assets, could change as a result of such assessments and decisions. Additionally, we are required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances, which may result in a charge to earnings.

Because some of our competitors have substantially greater resources, in order to compete effectively we may have to offer our services at prices which would not be profitable.

Our AccessMedia business revenues, customer base and operations are much smaller than certain other providers of entertainment and media products and services. Very large media companies continue to view online media as a channel for distribution of their existing products or as an area in which to expand their business. These competitors have substantially more resources and could adversely impact AccessMedia’s business.

If there are changes in laws and regulations relating to the Internet, it could affect our ability to offer our services or materially increase our operating costs and adversely affect our future results of operations and our financial condition.

There are currently few laws or regulations that specifically regulate communications or commerce on the Internet. Laws and regulations may be adopted in the future, however, that address issues including content, copyrights, distribution, antitrust matters, user privacy, pricing, and the characteristics and quality of products and services. An increase in regulation or the application of existing laws to the Internet could significantly increase our costs of operations and harm our business, particularly our AccessMedia business. For example, the Communications Decency Act of 1996 sought to prohibit the transmission of certain types of information and content over the Internet. Additionally, several telecommunications companies have petitioned the Federal Communications Commission to regulate Internet service providers and online service providers in a manner similar to long distance telephone carriers and to impose access fees on these companies. Imposition of access fees could increase the cost of transmitting data over the Internet. Moreover, it may take years to determine the extent to which existing laws relating to issues such as property ownership, obscenity, libel and personal privacy are applicable to the Internet or the application of laws and regulations from jurisdictions whose laws do not currently apply to our business.

If the federal or state governments impose sales and use taxes on all Internet sales, this could curtail the use of the Internet as a commerce channel. Due to the global nature of the Internet, it is possible that multiple federal, state or foreign jurisdictions might inconsistently regulate Internet activities. Any of these developments could harm our business.

The regulatory environment with respect to online media and data privacy practices is also evolving. Electronic privacy is a public and governmental concern in the United States. The Federal Trade Commission has increasingly focused on issues affecting online media, particularly online privacy and security issues. Please see the heading entitled “Legal Proceedings” for more detail with respect to our current litigation with the FTC and the Washington State Attorney General.

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

Because our market may undergo rapid technological change, our future success may depend on our ability to develop and launch products and services of interest to consumers.

If new industry standards and practices emerge in the Internet and online media industry, our existing services, technology and systems may become obsolete. If we cannot address technological change in our industry in a timely fashion and develop new products and services, our future results of operations may be adversely affected.

Because we have only recently introduced our products and services, there can be no assurances they will be accepted by potential customers.

Our services are relatively new in their current form and we cannot rely upon historical customer acceptance. Our technology which involves peer-to-peer networking may not be acceptable to consumers or, if accepted, may fall from favor and require us to develop new products and services, both of which could adversely affect our ability to generate revenues.

Because some of our products are related to the construction industry, our operating results may be adversely affected by unfavorable economic and market conditions in that industry.

Because certain of our Houseplans products are associated with the construction industry, we are subject to negative trends affecting that industry. After years of robust growth in residential construction, the home construction market has trended down beginning in 2006. This trend can be expected to reduce future revenues from this business segment and adversely affect our future earnings.

RISKS RELATED TO OUR COMMON STOCK

Because we have changed the focus of our business from software to being an Internet media company, the stock markets may not be receptive to this change.

Achieving the benefits of the acquisition of AccessMedia will depend in part on:

•

the extent to which the public markets are receptive to our transformation from a software company to primarily to an Internet media company,

•

the acceptance of AccessMedia’s management team, technology and media library, and

•

the success of AccessMedia’s software.

If the stock market is not receptive to these changes, our business operations could be adversely affected.

The large number of additional shares of common stock that may be issued in connection with the acquisition of AccessMedia or future acquisitions may substantially dilute the holdings of current shareholders.

In connection with the acquisition of AccessMedia on June 1, 2006, we agreed to issue up to an additional 35,000,000 shares of our common stock to the former shareholders of AccessMedia upon the achievement of certain revenue milestones. The issuance of any such additional shares may result in a reduction of the book value or market price of the outstanding shares of our common stock, a reduction in the proportionate ownership and voting power of all other shareholders.

We intend to continue to address the need to develop new products and enhance existing products through acquisitions of other companies, product lines, technologies, and personnel. These arrangements may involve the issuance of new shares of our common stock, which would in turn result in a dilution of the ownership interests of existing common shareholders and potentially reduce the book value or market price of our common stock.

Our stock price may be volatile because of factors beyond our control and you may lose all or part of your investment.

Any of the following factors could affect the market price of our common stock:

•

our failure to generate increases in revenues,

•

our failure to maintain profitability,

•

actual or anticipated variations in our quarterly results of operations,

•

announcements by us or our competitors of significant contracts, new products, acquisitions, commercial relationships, joint ventures or capital commitments,

•

the loss of significant business relationships, or

•

changes in market valuations of similar companies.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs and divert our management’s time and attention, which would otherwise be used to benefit our business.

Since our common stock will be subject to the Securities and Exchange Commission’s penny stock rules, you may experience substantial difficulty in selling our common stock.

Our common stock is a penny stock because it is not traded on a national securities exchange and sells at less than $5.00 per share. The SEC has established penny stock rules, which limit the ability of a broker to solicit purchasers, which reduces liquidity. They also generally require a broker to deliver a standardized risk disclosure document prior to a transaction in a penny stock. The broker must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. These additional requirements may hinder your ability to sell your common stock.

Because our common stock is not listed on a stock exchange, investors may be unable to resell their shares at publicly quoted prices.

Our common stock is quoted on the Over-the-Counter Bulletin Board or OTCBB, which is less liquid than the New York Stock Exchange, the American Stock Exchange or The Nasdaq Stock Market. This may hinder your ability to sell your common stock and result in you receiving a lower price than the quoted price when you sell your shares. Accordingly, investors may lose money due to this lack of liquidity.

Because the ownership of our common stock is highly concentrated, it will prevent you and other shareholders from influencing significant corporate decisions and will allow a few significant shareholders to control the direction of our business.

With the AccessMedia Merger, Mr. Nolan Quan and Mr. Michael Gardner acquired 31,450,000 shares of our common stock. They are also parties to two voting agreements which provide for continuity of membership on our Board of Directors until AccessMedia achieves cumulative revenues of $20,000,000 at which time control of the Board of Directors will pass to Mr. Quan.  Meanwhile, outside of the voting agreements which only relate to the selection of directors, Messrs. Quan and Gardner acting together own almost 50% of our outstanding common stock and are thereby, acting together, able to control all other matters which come before our shareholders including amendments to our articles of incorporation, mergers and the sale of assets.  This ownership may impede a further change in control of Broadcaster, which may reduce the market price of our common stock.  The interests of our existing shareholders may conflict with interests of Messrs. Quan and Gardner.

Item 3 - Legal Proceedings

Our subsidiary, AccessMedia , was named as one of a number of co-defendants in a suit filed by the FTC on August 8, 2006 in the United States District Court for the Central District of California alleging a violation of Section 5 of the FTC Act arising from products known as Movieland.com, Moviepass.tv, and Popcorn.net. The complaint challenges the validity of the use of pop-up payment reminders for software licenses in conjunction with a free trial offer for the Movieland.com, Moviepass.tv and Popcorn.net products. A copy of the complaint may be viewed online at http://www.ftc.gov/os/caselist/0623008/060808movielandcmplt.pdf. A United States District Court judge denied the FTC’s request to issue a temporary restraining order. The parties have entered into an interim consent order that allows the pop-up payment reminders to continue to issue at least until time of trial and on a reduced frequency per day. Trial on the merits of the case will be scheduled for a later time. Our management believes the claims are without merit and intends to defend the actions vigorously. While our management believes there is no legal basis for liability, due to the uncertainty surrounding the litigation process, no reasonable estimate of loss is available. In addition, AccessMedia was also named as one of a number of co-defendants in a suit filed by the Washington State Attorney General on or about August 8, 2006 in King County Superior Court, alleging violations of the Washington Spyware Act and Consumer Protection Act and arising from products known as Movieland.com, Moviepass.tv, and Popcorn.net. A copy of the Washington complaint can be viewed online at http://www.atg.wa.gov/releases/2006/Documents/MovielandComplaint8-14-06.pdf. AccessMedia intends to vigorously defend the allegations. While management believes there is no legal basis for liability, due to the uncertainty surrounding the litigation process, no reasonable estimate of loss is available.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business

PART II

Item 5 - Market for Common Equity and Related Stockholder Matters

Market for Common Stock

Broadcaster’s common stock currently trades on the OTC Bulletin Board, under the symbol “BCSR.OB.” The following table sets forth the quarterly high and low sales prices of our common stock for fiscal years 2006 and 2005, as quoted on the OTC Bulletin Board. This information represents prices between dealers and does not include retail mark-ups, markdowns or commissions and may not represent actual transactions. The information below was obtained from the OTC Bulletin Board for the respective periods.

	High	Low

Fiscal Year 2005
First Quarter	$1.30	$0.90
Second Quarter	$1.21	$0.73
Third Quarter	$1.46	$1.01
Fourth Quarter	$1.50	$1.06

Fiscal Year 2006
First Quarter	$1.55	$0.90
Second Quarter	$1.19	$0.67
Third Quarter	$1.34	$0.95
Fourth Quarter	$1.99	$1.08

As of November 16, 2006, there were approximately 1,042 registered holders of record of the common stock. We believe that additional beneficial owners of our common stock hold shares in street names.

We have not paid any cash dividends on our common stock and do not plan to pay any such dividends in the foreseeable future. Our Board of Directors will determine our future dividend policy on the basis of many factors, including results of operations, capital requirements and general business conditions

Equity Compensation Plan Information

The following table summarizes the number of outstanding options granted to employees, service providers and directors, as well as the number of securities remaining available for future issuance, under Broadcaster’s compensation plans as of the fiscal year ended June 30, 2006.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (1)

Equity compensation plans approved by security holders (2)	4,521,507	$1.19	6,689,419

Equity compensation plans not approved by security holders (3)	4,536,993	$1.42	0

Total	9,058,500	$1.30	6,689,419

———————

(1)

The amounts indicated in this column exclude securities listed in the column titled “Number of securities to be issued upon exercise of outstanding options, warrants and rights.”

(2)

Consists of the 2004 Incentive Stock Option Plan and the 1993 Incentive Option Plan.

(3)

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

Item 6 - Management’s Discussion and Analysis or Plan of Operation

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States or GAAP. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

Critical Accounting Policies

Those material accounting policies that we believe are the most critical to an investor’s understanding of our financial results and condition are discussed below.

Our significant accounting policies are more fully described in the notes to our consolidated financial statements. Two of these policies, discussed immediately below, are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management to determine the appropriate assumptions to be used in the determination of certain estimates.

Revenue Recognition

Revenue is recognized in accordance with American Institute of Certified Public Accountants Statement of Position or SOP 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, With Respect to Certain Transactions. Revenue is recognized when persuasive evidence of an arrangement exists (generally a purchase order), product or service has been delivered, the fee is fixed and determinable, and collection of the resulting account is probable.

•

Revenue from packaged product sales to resellers and end users is recorded at the time of the sale net of estimated returns.

•

Revenue from sales to distributors is recognized when the product sells through to retailers and end users. Sales to distributors permit limited rights of return according to the terms of the contract.

•

For software and content delivered via the Internet, revenue is recorded when the customer downloads the software, activates the subscription account or is shipped the content. For online media, revenue is recorded when payment is collected.

•

Revenue from post-contract customer support is recognized ratably over the contract period.

•

Subscription revenue is recognized ratably over the contract period.

•

We use the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date. If there is an undelivered element under the license arrangement, we defer revenue based on vendor-specific objective evidence of the fair value of the undelivered element, as determined by the price charged when the element is sold separately. If vendor-specific objective evidence of fair value does not exist for all undelivered elements, we defer all revenue until sufficient evidence exists or all elements have been delivered.

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

•

Revenue from original equipment manufacturer contracts is recognized upon completion of our contractual obligations.

•

Revenue related to the display of advertisements on its Internet properties is recognized as impressions (the number of times that an advertisement appears in pages viewed by users) are delivered, as long as no significant obligations remain at the end of the period. To the extent that significant obligations remain at the end of the period, Broadcaster defers recognition of the corresponding revenue until the remaining guaranteed amounts are achieved.

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

Overview

In 2004, we began exploring various ways to enhance shareholder value, including our further migration from a traditional or packaged software company to offering downloadable media and content over the Internet. We believe that the growth and reach of the Internet coupled with the predictability of recurring revenues should lead to enhanced Broadcaster shareholder value. As such, during 2005 we began discussions with AccessMedia, a developer of a platform for delivering real-time and interactive media over the Internet through its unique “virtual set-top box” technology. Concurrent with the completion of the acquisition of AccessMedia, we changed our name to Broadcaster, Inc.

Highlights for the year ended June 30, 2006 include the following:

•

We acquired AccessMedia on June 1, 2006 and effectively doubled the number of outstanding shares. With this acquisition, the nature of our business changed and our primary emphasis became focusing on AccessMedia’s business;

•

In June 2006, we sold Precision Design, Inc., our legacy software business, and received $6,500,000 in cash, of which $500,000 was deposited in escrow. We also received a note of $1,500,000 which was paid in July 2006;

•

As of July 1, 2005, the first day of fiscal 2006, we sold another subsidiary, Allume Systems, Inc., for $11,000,000 in cash and 397,547 shares of common stock having a fair market value, based upon an agreed-upon formula, of $1,750,000. At September 30, 2006, $312,000 was being held in escrow;

•

Houseplans, Inc, our wholly-owned subsidiary, purchased Weinmaster Homes, Ltd., a Canadian competitor, on July 1, 2005 of approximately $4,200,000 including $2,000,000 of cash, $1,021,000 representing the fair value of common stock, a 1,000,000 promissory note and $146,000 in expenses.

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

Our multi-channel Internet entertainment network redefines the user experience on the Internet, putting more control into the hands of the user with the most advanced technologies including a Download Manager, Entertainment Meta Search, Content Manager, Mobile Transfer Capabilities, Peer-to-Peer Technology, Social Networking Tools and Parental Lock functionality, among others. In addition, our Entertainment Meta Search is one of the most advanced search tools on the Internet and is optimized for rich media content allowing for advanced identification and indexing of media and content.

In addition to our Internet entertainment network, we are also a leading online distributor of stock architectural house plans. We have an extensive library of over 25,000 unique stock architectural house plans with more than 150,000 registered members. Our stock architectural house plans are sold to developers, builders, architects and individuals allowing our customers to substantially reduce upfront planning and building costs.

Strategy and Growth

We believe that consistent growth of both revenues and earnings can be achieved through internally developed products and services, and through acquisitions. Management believes that good value target companies are present in the marketplace and that business combinations with these entities would help us achieve our growth potential in addition to providing synergies that would improve profitability.

We had approximately $14,100,000 cash or cash equivalents as of June 30, 2006. Our current cash and cash equivalents balance represents our largest balance on hand within the past two fiscal years.

Acquisitions and Dispositions

Acquisition of Weinmaster Homes, Ltd.

On July 1, 2005, Houseplans, our wholly owned subsidiary, consummated the acquisition of all the stock of Weinmaster Homes, Ltd., pursuant to a stock purchase agreement between Weinmaster Homes, Ltd., Bruce Weinmaster and Janice Weinmaster, and Houseplans, Inc. The purchase price of approximately $4,000,000 consisted of $2,000,000 in cash, $1,000,000 in a promissory note, which was fully paid in the third quarter of 2006, and $1,000,000 (based on the five-day trading average immediately preceding and including June 28, 2005) in Broadcaster’s unregistered common stock, which we committed to register for resale and which shares are offered for sale.

Sale of Allume

On July 1, 2005, we sold all of the issued and outstanding capital stock of Allume Systems, Inc. to Smith Micro for an aggregate sales price of $12,800,000 made up as follows (in millions):

Description	Amount
Cash	$11.0
Fair value of 397,547 unregistered shares of Smith Micro common stock	1.8
Total	$12.8

The fair value of the common stock was based on the five-trading-day average price of Smith Micro’s common stock surrounding the date the business combination was announced.

At closing an indemnity escrow was established to secure certain representations and warranties included in our stock purchase agreement with Smith Micro. The following sale proceeds were deposited into the escrow (in millions):

Description	Amount
Cash	$1.25
170,398 unregistered shares of our Smith Micro common stock	0.784
Total	$2.034

The value of the common stock was based on the date of closing.

On November 2, 2005, we replaced the shares of Smith Micro common stock in escrow with cash, as permitted by the escrow agreement.

On November 10, 2005, we sold 100% of our holdings of Smith Micro shares at a gain of $923,000 which was included in Other Income as Realized Gain on Securities in the December quarter.

Pursuant to the stock purchase agreement, Smith Micro released $500,000 plus interest of $7,000 and $750,000 plus interest of $26,000 of the escrowed cash to us in December 2005 and March 2006, respectively. These amounts, when released, added to our calculation of gain or loss on the sale.

As a result of this sale, we have categorized the assets, liabilities, and operations of Allume as discontinued operations for the fiscal year ended June 30, 2005 and in the fiscal year ended June 30, 2006. We recorded a gain on the sale of discontinued operations of $776,000, representing the amount released from escrow on March 31, 2006 plus accrued interest. The gain on the sale of Allume totaled $302,000 as of March 31, 2006. This gain calculation does not consider the remaining cash held in escrow of approximately $300,000 and is subject to change in future reporting periods depending upon the future release of cash from escrow. The escrow is expected to close on December 31, 2006.

Acquisition of AccessMedia

We completed the Merger with AccessMedia on June 1, 2006 pursuant to which we issued 29,000,000 shares of our common stock and agreed to issue up to an additional 35,000,000 shares of our common stock upon achievement of certain revenue milestones to the former shareholders of AccessMedia. In connection with the Merger, we changed our name to Broadcaster, Inc. We also issued 2,450,000 shares of our common stock as merger-related fees.

We believe that the Merger offers us an opportunity to enter into the highly scalable Internet media industry. The underlying growth in the Internet media industry, coupled with the potential for high margin product offerings, innovative marketing strategies, and exceptional management team, should combine to provide us with substantial growth and profit opportunities, creating significant shareholder value.

Sale of Precision Design Business

On June 9, 2006, we sold our legacy Precision Design software business as part of our overall strategy to position us solely as an online business. We received a combination of $6,500,000 in cash of which $500,000 was deposited in an escrow to back our representations and warranties in the sale Agreement, and an interest free note of

$1,500,000 which was paid in full on July 3, 2006. Included in the assets sold were the TurboCad and DesignCAD product lines as well as other design and personal productivity titles.

Results of Operations

Continuing Operations

The following table sets forth our results of operations for the year ended June 30, 2006 and 2005 in absolute dollars and as a percentage of net revenues. It also details the changes from the prior fiscal year in absolute dollars and in percentages.

(Tabular amounts shown in thousands of U.S. Dollars, except percentage amounts)
	Fiscal Year ended June 30,
	2006		2005		$ Change from previous year
	$	As % of sales	$	As % of sales	Variance	%

Net revenues	$8,203	100%	$4,347	100%	$3,856	89%
Product cost	3,174	39%	1,824	42%	1,350	74%
Gross margin	5,029	61%	2,523	58%	2,506	99%

Operating expenses
Sales & marketing	2,944	36%	1,903	44%	1,041	55%
General & administrative	3,760	46%	925	21%	2,835	306%
Research & development	218	3%	68	2%	150	221%
Total operating expenses	6,922	85%	2,896	67%	4,026	139%

Operating loss	(1,893)	-24%	(373)	-9%	(1,520)	407%

Other income (expenses)
Interest and other, net	125	1%	(91)	-2%	216	-237%
Realized/unrealized gain (loss) on marketable securities	765	9%	(42)	-1%	807	-1,921%
Gain on sale of product line	(1)	0%	53	1%	(54)	-102%
Total other income (expenses)	889	10%	(80)	-2%	969	-1211%

Loss before income tax	(1,004)	-12%	(453)	-11%	(551)	122%

Income tax provision	(11)	-1%	(25)	-1%	14	-56%

Loss from continuing operations	(1,015)	-12%	(478)	-12%	(537)	112%

(Loss) from discontinued operations, net of income tax	(2,971)	-36%	(3,311)	-76%	340	-10%
Gain (loss)from the sale of discontinued operations, net of income tax	4,834	59%	2,035	47%	2,799	138%

Net Income (loss)	$848	8%	$(1,754)	-39%	$2,602	-148%

BROADCASTER, INC. & ACCESSMEDIA, INC.

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS

For the Fiscal Year Ended June 30, 2006

(In thousands, except per share data)

	Broadcaster Twelve months ended June 30, 2006	AccessMedia Eleven months ended May 31, 2006	Pro Forma Adjustments	Pro Forma Twelve months ended June 30, 2006

Net revenues	$8,203	$5,391		$13,594

Cost of net revenues
Product costs	3,174	2,903	(306)	5,771
Gross margin	5,029	2,488	306	7,823

Operating expenses:
Sales and marketing	2,944	2,676		5,620
General and administrative	3,760	3,208	(1,184)	5,784
Research and development	218	246		464
Total operating expenses	6,922	6,130	(1,184)	11,868

Loss/(Income) from operations	(1,893)	(3,642)	1,490	(4,045)

Interest and other income (expense), net	124	(68)		56
Realized / unrealized loss on marketable securities	765			765
Loss before income tax	(1,004)	(3,710)	1,490	(3,224)

Income tax provision	11			11
Loss from continuing operations	(1,015)	(3,710)	1,490	(3,235)

Loss/(Income) from discontinued operations, net	(2,971)	—		(2,971)
Gain/(loss) from the sale of discontinued operations, net	4,834	—		4,834
Net (loss) income	848	(3,710)	1,490	(1,372)

Other comprehensive loss				—
Foreign currency translation adjustments	432	—		432
Comprehensive income/(loss)	$1,280	$(3,710)	$1,490	$(940)

Net loss per share:
Basic and diluted	$0.03	$(0.12)		$(0.02)

Weighted average shares outstanding used to compute:
Basic and diluted	32,645	$31,450		64,095

Revenues by Business Segment

In the following discussion all numbers have been rounded to the nearest thousand dollars.

We have two business segments: AccessMedia and Houseplans.

Although it was only recently commercially launched, AccessMedia generated revenues of $945,000 for the one month ended June 30, 2006. Revenue includes software sales, internet media advertising sales, and the sale of text-based internet links. Sales of downloaded products are recognized ratably over the term of the license sold. Sales of advertisements are recognized upon the delivery of the impressions guaranteed. Sales of click throughs are recognized upon delivery of the click throughs guaranteed. We anticipate that in fiscal year 2007, AccessMedia will represent a much larger percentage of our total revenues.

We acquired Houseplans (formerly, Planworks LLC) in November 2003, Abbisoft House Plans, Inc. in September 2004, and Weinmaster Homes, Ltd. in July 2005. We have grown this business to be the leading online seller of stock architectural house plans, targeting general contractors, consumers, and designers. Our websites include houseplans.com, homeplanfinder.com, houseplanguys.com, globalhouseplans.com, and weinmaster.com. Revenues generated by Houseplans grew substantially during the twelve months ended June 30, 2006 as compared to the same period in the previous fiscal year from $4,347,000 to $7,258,000, a 67% increase. Excluding the acquisition of Weinmaster, revenues grew from $4,347,000 to $5,021,000, a 15.6% increase.

Net Revenues

Our net revenues increased to $8,203,000 for the year ended June 30, 2006 from $4,347,000 for the year ended June 30, 2005 reflecting the growth of our Houseplans business. This included $2,236,000 in revenues from Weinmaster which we acquired on July 1, 2005. For the year ended June 30, 2005, which was the period immediately prior to our acquisition of Weinmaster, its net revenues were $623,000.

Gross Profit

Our consolidated gross profit increased by approximately 100% from $2,523,000 to $5,029,000 for the twelve months ended June 30, 2005 and June 30, 2006, respectively. Gross margin increased from 58.02% to 61.3%, primarily as a result of improvements in Houseplans gross profits discussed below. On a pro forma basis, gross profit in fiscal year 2006 was $7,963,000, reflecting a pro forma gross margin of 58%. The difference is due to AccessMedia’s gross profit consolidated with Broadcaster’s gross profit. AccessMedia’s gross margins were impacted by its rollout expenses and ramp-up. As revenues increase, gross margin is expected to increase. Our plan is to emphasize growth opportunities in the AccessMedia business. The cost of revenues increased as a function of increasing activity over the periods and as result of amortization of assets acquired during 2005.

AccessMedia’s cost of revenues consists of costs related to the products and services AccessMedia provides to customers. These costs include materials, salaries and related expenses for product support personnel, depreciation and maintenance of equipment used in providing services to customers and facilities expenses.

AccessMedia expects to become cash flow positive after a full product launch, when the overhead costs described above can be amortized over a larger revenue base. AccessMedia also expects its product offerings to expand and the mixture of sales to change. Because of its limited operating history, changes in revenue mix, recent exit from the development stage and evolving business model, AccessMedia believes that analysis of historical cost of revenues as a percentage of revenue is not meaningful.

Houseplans’s gross profit increased by 79.0% from $2,523,000 to $4,510,000 for the year ended June 30, 2005 and June 30, 2006 respectively. Gross margin increased from 58.0% to 62.1%, primarily as a result of more competitive royalty rates with our vendors, an increased collection of proprietary royalty-free content and the successful integration of acquisitions.

As described in “Related Party Transactions” in this “Management’s Discussion and Analysis or Plan of Operation,” AccessMedia has entered into an agreement with Alchemy Communications, Inc., a company controlled by our principal shareholder, Mr. Nolan Quan, which provides a variety of services to AccessMedia. We paid Alchemy $37,452, which were included in the cost of sales.

Sales and Marketing

Sales and marketing expenses increased by 54.6% from $1,903,000 to $2,944,000 for the year ended June 30, 2005 and June 30, 2006, respectively. This increase was principally due to the merger with AccessMedia and the acquisition of Weinmaster. On a pro forma basis, sales and marketing expenses were $5,620,000 for the twelve months ended June 30, 2006.

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

Sales and marketing expenses for Houseplans increased during the year ended June 30, 2006 as compared to the previous fiscal year. This increase was mainly the result of the additional sales and marketing expenses related (i) to Weinmaster, our newly acquired business, (ii) to the increased direct marketing expenses, especially relating to advertising necessary to increase the traffic to our websites and (iii) to the increased payroll and related expenses from additional headcount. Despite the increase in sales and marketing expenses for this segment during the year ended June 30, 2006 as compared to the previous fiscal year, we continue to integrate the acquisitions and we continue to implement savings and identify synergies among our business units.

General and Administrative

General and administrative expense consists primarily of salaries and related expenses for administrative, finance, legal, human resources, and executive personnel, fees for professional services and costs of accounting and internal control systems to support its operations. Expenses have increased primarily due to the addition of headcount in management and administration to support the increasing activity levels and as a result of amortization of assets acquired during 2006. Because of the changes in the direction of Broadcaster, the general administrative costs have increased from 21% of sales to 46% of sales. This is mainly a result of the severance and bonus costs and the costs related to the disposition of Precision Design and the acquisition of AccessMedia.

We anticipate that general and administrative expense for AccessMedia will continue to increase in absolute dollars as AccessMedia builds its management team and hires additional administrative personnel and incurs increased costs such as professional fees. AccessMedia expects to secure a number of services from a related party at a market rate. For the month of June 2006, general administrative expenses related to our agreement with Alchemy Communications were $16,848.

We expect that general and administrative expense of Houseplans will remain at a consistent fixed percent of overhead. Due to the market conditions, Broadcaster does not foresee any unexpected costs that would increase the overall general and administrative expense of Houseplans.

Effective July 1, 2006, we adopted Statement of Financial Accounting Standards 123(Revised 2004) Share-Based Payment (SFAS 123(R)).” SFAS 123(R) requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors including employee stock options based upon estimated fair values.  SFAS 123(R) supersedes our previous accounting treatment of these awards under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Although we recognized no compensation expense during the year ended June 30, 2006 related to stock options, we expect that we will incur approximately $976,000 of non-cash stock option expense under SFAS 123(R) in fiscal year 2007, related to the fair value of options unvested at June 30, 2006. We anticipate that we will incur an additional approximately $2 million on non cash compensation expense during the current fiscal year for options granted after June 30, 2006.

Research and Development

Our research and development expenses consist primarily of salaries and benefits for research and development employees and payments to independent contractors, mainly our third party contract development teams. Our research and development expense was 3% and 2% of sales for the fiscal years 2006 and 2005, respectively. We do not expect that the overall cost of research and development will exceed 5% of sales for fiscal year 2007.

Part of the services provided by Alchemy consists of research and development expenses relating to ongoing changes and upgrades in AccessMedia’s Internet business. For the month of June 2006, these expenses consisted of $14,364.

Interest and Other, Net

Interest and other, net, changed from a net expense of $91,000 to a net gain of $125,000 for the years ended June 30, 2006 and June 30, 2005, respectively. The change was principally due to an increase in cash balances and a reduction in debt obligations resulting from the deployment of proceeds from the sale of Allume.

Gain/(Loss) on Marketable Securities

Gain /(Loss) on Marketable Securities increased from ($42,000) to $765,000 for the years ended June 30, 2005 and June 30, 2006, respectively. The change was primarily due to the gain recorded on the sale of Smith Micro shares acquired as part of the consideration for the sale of Allume.

Provision for State and Federal Income Taxes

We recorded income tax expense of $11,000 and $25,000 for the years ended June 30, 2006 and 2005, respectively. The tax expense for the twelve months ended June 30, 2006 primarily represented accrued federal and state income taxes resulting from the limitation of net operating loss carryforwards and accrued Canadian income taxes. The current tax provision was offset by a deferred tax benefit resulting from the amortization of certain purchased intangibles assets. The tax expense for the years ended June 30, 2006 includes state income taxes accrued where we have operations.

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

Discontinued Operations

Year ended June 30, 2006: Sale of Allume

On July 1, 2005, we sold all of the issued and outstanding capital stock of Allume to Smith Micro for an aggregate sales price of $12,800,000 million consisting of $11,000,000 cash and 397,547 unregistered shares of Smith Micro’s common stock, with a fair value of approximately $1,800,000.

The fair value of the common stock was based on the five-day trading average price of Smith Micro’s common stock surrounding the date the business combination was announced.

At closing an indemnity escrow was established to secure certain representations and warranties included in our stock purchase agreement with Smith Micro. The following sale proceeds were deposited into the escrow (in millions):

Description	Amount
Cash	$1.25
170,398 unregistered shares of our Smith Micro common stock	0.784
Total	$2.034

The value of the common stock was based on the date of closing.

On November 2, 2005, we replaced the shares of Smith Micro common stock in escrow with cash, as permitted by the escrow agreement.

On November 10, 2005, we sold 100% of our holdings of Smith Micro shares at a gain of $923,000 which was shown in Other Income as Realized Gain on Securities in the December 2005 quarter.

Pursuant to the stock purchase agreement, Smith Micro released $500,000 plus interest of $7,000 and $750,000 plus interest of $26,000 of the escrowed cash to us in December 2005 and March 2006, respectively. These amounts, when released, added to our calculation of gain or loss on the sale.

As a result of this sale, we have categorized the assets, liabilities and operations of Allume as discontinued operations for the fiscal year ended June 30, 2005 and in the fiscal year ended June 30, 2006 we recorded a gain on the sale of discontinued operations of $776,000 representing the amount released from escrow on March 31, 2006 plus accrued interest. The gain on the sale of Allume totaled $302,000 as of March 31, 2006. This gain calculation does not consider the remaining cash held in escrow of approximately $300,000 and is subject to change in future reporting periods depending upon the future release of cash from escrow.

Year ended June 30, 2006: Sale of Precision Design

On June 9, 2006, Broadcaster sold substantially all of the assets used in the operation of the segment of our business referred to as the Precision Design business. The assets were sold to IMSI Design LLC, a California limited liability company, which was newly formed for the purpose of the acquisition.

In consideration for the transfer of the assets, IMSI Design LLC paid $6,500,000 in cash, of which $500,000 was deposited in an escrow to secure our representations and warranties in the sale agreement. We expect the escrow to close on December 20, 2006. IMSI Design LLC also delivered a promissory note in the principal amount of $1,500,000, which was paid in full on July 3, 2006. In addition, IMSI Design LLC assumed certain liabilities, and agreed to perform a number of contracts that were associated with the Precision Design business.

As a result of this sale, we have categorized the assets, liabilities, and operations of the Precision Design software segment as discontinued operations for the years ended June 30, 2005 and 2006, we recorded a gain on the sale of discontinued operations of $4,532,000. The gain on the sale of Allume for the year ended June 30, 2006 totaled $302,000.

Loss from discontinued operations totaling $2,791,000 for the year ended June 30, 2006 represents the pre-tax loss of the Precision Design segment.

Liquidity and Capital Resources

Net cash used in operating activities for the year ended June 30, 2006 was $1,073,000 in contrast to net cash provided by operating activities of $4,343,000 in the prior fiscal year. The primary components affecting our cash flows from operating activities in fiscal 2006 were a gain of $4,834,000 from the sale of subsidiaries offset by $3,091,000 used by these discontinued operations. Significant changes included net income of $848,000 in the fiscal 2006 compared to a loss of $1,754,000 in the prior year, increased depreciation and amortization of $1,692,000 compared to $418,000 and receipt of $714,000 from marketable securities in contrast to $3,210,000 in the prior year.

Net cash provided by investing activities for fiscal 2006 was $13,688,000 in contrast to $465,000 used in investing activities in the prior year. This primarily resulted from the proceeds from the sale of subsidiaries or discontinued operations in the year ended June 30, 2006, offset by $2,979,000 we used in connection with the acquisition of new subsidiaries.

Net cash used in financing activities for the year ended June 30, 2006 was $3,049,000 in contrast to $2,239,000 for the year ended June 30, 2005. The primary component consisted of $4,570,000 we used to repay notes in fiscal 2006 in contrast to $1,837,000 we used in the prior fiscal year.

At June 30, 2006, we had $14,107,000 in cash which is sufficient to meet all of our working capital needs during the fiscal year ended June 30, 2006 and beyond. We have no material indebtedness, other than a note payable to a related party discussed in the paragraph below.

Forward Looking Statements

This annual report on Form 10-KSB/A contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including the opportunity presented by the AccessMedia Merger, our acquisition of technologies under which we hold non-exclusive licenses, our entering into a Consulting Agreement with Mr. Nolan Quan, the results of pending regulatory litigation and the anticipated future revenues and earnings from internally-developed products and services and acquisitions.  Additionally, the words “will,” “believe,” “anticipate,” “plan,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Although we believe that our plans, intentions, and expectations reflected in or suggested by the forward-looking statements we make in this report are reasonable, we cannot assure you that these plans, intentions, or expectations will be achieved. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. Some or all of the results anticipated by these forward-looking statements will not be achieved. Actual results may differ materially from those stated in these forward-looking statements as a result of a variety of factors including acceptance by consumers of our current and future products and services, our ability to complete development of new products and services, our ability to reach agreements with third parties relating to acquisitions, our ability to integrate Weinmaster and our ability to consummate agreements with Mr. Quan and companies controlled by him. We do not undertake any duty and do not intend to update the results of these forward-looking statements.

Related Party Transactions

Accessmedia receives services from Alchemy Communications, Inc., a company controlled by Mr. Nolan Quan, our principal shareholder. For the year ended June 30, 2006, we paid Alchemy Communications $68,664 for the month of June. AccessMedia also owes Mr. Quan $1,725,000 evidenced by demand promissory notes bearing 4% per annum interest and secured by the assets of AccessMedia.

PART III

Item 9 - Directors, Executive Officers, Promoters, and Control Persons; Compliance with Section 16(a) of the Exchange Act

Board of Directors

The following table sets forth all of the members of the Board of Directors of Broadcaster, and certain information about them as of the date of this report.

Name	Age	Position	Director Since

Bruce Galloway (1)	49	Chairman of the Board of Directors	2001
Martin Wade, III (1)	57	Chief Executive Officer and Director	2001
Evan Binn (2)(3)	67	Director	2001
Donald Perlyn (1)	63	Director	2001
Robert S. Falcone (2)	59	Director	2002
Richard J. Berman (1)(2)(3)	64	Director	2002
Kathryn Felice	37	Director	2006

———————

(1)

Member of the Executive Committee.

(2)

Member of the Audit Committee.

(3)

Member of the Compensation Committee.

Bruce R. Galloway, age 49. Mr. Galloway became Chairman of Broadcaster in August 2001, pursuant to the proposed merger agreement between Broadcaster and Digital Creative Development Corporation or Digital Creative signed on August 31, 2001. Mr. Galloway is currently the President of Galloway Capital Management, LLC based in New York. Galloway Capital Management is an investment firm focusing on investments in and turnaround initiatives for distressed companies. Prior to founding Galloway Capital Management, Mr. Galloway was a Managing Director at Burnham Securities, Inc., an investment bank and NASD broker-dealer based in New York. Prior to joining Burnham Securities, Inc., from 1991 to 1993, Mr. Galloway was a Senior Vice President at Oppenheimer & Company, an investment bank and NASD broker-dealer based in New York. He has been a director of Forward Industries, Inc. (NasdaqCM: FORD) since April 2002 and a director and Chairman of the Board of Command Security Corporation (OTCBB: CMMD) since August 2004. Mr. Galloway serves as the Chairman of the Board and a member of the Executive Committee of Broadcaster.

Martin R. Wade, III, age 57. Mr. Wade became a director and Chief Executive Officer of Broadcaster in August 2001. He brings to us a proven track record in mergers and acquisitions and investment banking. Prior to joining Broadcaster, he served in several executive positions, including chief executive officer, with Digital Creative between 2000 and 2001. Mr. Wade served from 1998 to 2000 as a mergers and acquisitions investment banker at Prudential Securities and from 1996 to 1998 as a Managing Director in mergers and acquisitions at Salomon Brothers. From 1991 to 1996, Mr. Wade was National Head of Investment Banking at Price Waterhouse, LLC. Mr. Wade also spent six years in the mergers and acquisitions department at Bankers Trust and eight years at Lehman Brothers Kuhn Loeb. Mr. Wade is credited with participating in over 200 mergers and acquisitions transactions involving various clients such as, Nike, Cornerstone National Gas Company, Landmark Graphics and Redken Laboratories, Inc. Mr. Wade holds the following directorships:

•

director of Alliance One International, Inc. (NYSE: AOI) since February 2001,

•

director of NexMEd, Inc. (NasdaqCM: NEXM) since June 2003 and

•

director of Command Security Corporation (OTCBB: CMMD) since August 2004.

Evan Binn, age 67. Mr. Binn became a director of Broadcaster in August 2001. Mr. Binn is a self employed Certified Public Accountant. Mr. Binn is a certified public accountant in California. He is a member of the California Society of Certified Public Accountants and has maintained a practice in Los Angeles, California for thirty-seven years.

Donald Perlyn, age 63. Mr. Perlyn became a director of Broadcaster in August 2001. Mr. Perlyn serves as Executive Vice President of Nathan’s Famous, Inc. and President of its subsidiary Miami Subs Corporation. He was hired by Miami Subs in May 1989 and became its President in July of 1998. In October 1999 Miami Subs was acquired by Nathan’s Famous Inc. Mr. Perlyn is also a member of the Board of Directors of Nathan’s Famous, Inc. (NASDAQ: NATH) since 1999. Mr. Perlyn is an attorney and a 32-year veteran of the restaurant industry.

Robert S. Falcone, age 59. Mr. Falcone became a director of Broadcaster in February 2002 and has over thirty-seven years of financial management and board experience. Mr. Falcone is currently President and Chief Executive Officer of Catalyst Acquisition Group, a private equity corporate buyout firm. From 2003 to 2004 he served as the Executive Vice President and Chief Financial Officer of BearingPoint, Inc. an international consulting firm serving Global 2000 companies, medium-sized businesses, government agencies and other organizations. From 2000 to 2002 he was chief financial officer for 800.com, a pioneer in consumer electronics Internet retailing. He served as Senior Vice President and Chief Financial Officer for Nike, Inc. from 1992 to 1998, a time when the company grew annual sales to nearly $10 billion. He began his career at Price Waterhouse, LLP where he spent twenty-one years, eight of which as an audit partner. Mr. Falcone is a certified public accountant and has served on the boards of directors for RadioShack Corporation (NYSE: RSH) and The Nautilus Group (NYSE: NLS) since 2003. Mr. Falcone serves as the Chairman of the Audit Committee and is the designated audit committee financial expert.

Richard J. Berman, age 64. Mr. Berman became a director of Broadcaster in February 2002. His business career spans over 35 years of venture capital, management and merger and acquisitions experience. In the last five years, Mr. Berman has served as a professional director and/or officer of about a dozen public and private companies. He has been Chief Executive Officer of Nex Med, Inc. since January 2006. From 1998 - 2000, he was employed by Internet Commerce Corporation as Chairman and CEO. Previously, Mr. Berman worked at Goldman Sachs; was Senior Vice President of Bankers Trust Company, where he started the mergers and acquisitions and Leveraged Buyout Departments; created the largest battery company in the world by merging Prestolite, General Battery and Exide to form Exide (NYSE); helped create what is now Soho (NYC) by developing five buildings; and advised on over $4 billion of mergers and acquisitions transactions. He is a past Director of the Stern School of Business of NYU. Mr. Berman holds the following directorships:

•

director of NexMed, Inc. (NasdaqCM: NEXM) since June 2002,

•

director of Internet Commerce Corporation (NasdaqCM: ICCA) since September 1998,

•

director of Dyadic International, Inc. (AMEX: DIL) since January 2005,

•

director and chairman of the board of National Investment Managers, Inc. (OTCBB: NIVM) since March 2005,

•

director of Advaxis, Inc. (OTCBB: ADXS) since September 1, 2005 and

•

director of MediaBay, Inc. (Pink Sheets: MBAY) since June 2003.

Kathryn Felice, age 37. Ms. Felice became a director of Broadcaster in May 2006 and also serves as Broadcaster’s General Counsel. She served as General Counsel of AccessMedia from May 2005 until October 2006. Before joining AccessMedia, Ms. Felice practiced commercial litigation in San Diego, California, representing various technology companies and venture capital groups. Immediately prior, Ms. Felice served as law clerk to the Honorable Louisa S. Porter in the United States District Court for the Southern District of California. During law school, Ms. Felice was a judicial extern to United States District Court Judge Thomas J. Whelan, served on The San Diego Law Review, was a contributing editor for The Journal of Contemporary Legal Issues, and a member of the National Moot Court Tax Team. Prior to attending law school, Ms. Felice served as a director in the West Coast Region of Kaplan Educational Centers, a wholly owned subsidiary of the Washington Post.

Audit Committee Financial Expert

Our Board of Directors has determined that Robert Falcone qualifies as an “audit committee financial expert” as that term is defined in Item 407(d)(5) of Regulation S-B. Mr. Falcone is “independent,” as that term is defined in Nasdaq Marketplace Rule 4200. Shareholders should understand that this designation is a disclosure requirement of the SEC related to Mr. Falcone’s experience and understanding with respect to certain accounting and auditing matters. The designation does not impose on Mr. Falcone any duties, obligations or liability that are greater than are generally imposed on him as a member of the Audit Committee and Board of Directors, and his designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or Board of Directors.

Compensation of Members of the Board of Directors

For services in fiscal year 2007, in addition to reasonable expenses incurred in the performance of their duties as directors, including participation on the Board of Directors and its committees, we will compensate our non-management directors according to the following schedule, which became effective as of May 23, 2006:

•

A monthly retainer for each non-management member of the board of directors in the amount of $1,500.

•

An additional monthly retainer for each non-management member of the Audit Committee in the amount of $500.

•

An additional monthly retainer for the Chairman of the Audit Committee in the amount of $500.

•

An additional monthly retainer for each non-management member of the Executive Committee in the amount of $500.

•

An additional monthly retainer for the Chairman of the Compensation Committee in the amount of $500.

Effective as of May 23, 2006 for services in fiscal year 2007, in addition to the cash compensation detailed above, we grant options to purchase 75,000 common stock options to each non-management director.

All of such options have a vesting requirement over a period of one year from date of grant, which shall be the first day of the month after which the director accepts such position, with 25% of such options to vest as of the last day of each three- month period elapsing after the date of commencement of the director’s term. The exercise price of such options shall be the market price of Broadcaster’s common stock on the date of grant of the options.

The following table details cash compensation received by our directors for their service on the Board or its committees during fiscal years ended June 30, 2005 and 2006.

Name	Amount FY 05	Amount FY 06
Richard J. Berman	$18,000	$21,000
Evan Binn	18,000	21,000
Robert S. Falcone	18,500	23,000
Bruce R. Galloway (1)	20,000	17,500
Donald Perlyn	13,000	14,000
Kathryn Felice (2)	—	1,500
Total	$87,500	$98,000

———————

(1)

Mr. Galloway also received consulting compensation through June 30, 2006. See the section entitled “Related Party Transactions” for more detail.

(2)

Ms. Felice’s compensation reflects that she began serving as a director in the last month of the fiscal year ending June 30, 2006.

The following table details the options received by our directors for their service on the Board, its committees or as employees during the years ended June 30, 2005 and 2006.

Name	Amount FY 05	Amount FY 06
Richard J. Berman	75,000	150,000
Evan Binn	50,000	125,000
Robert S. Falcone	75,000	150,000
Bruce R. Galloway	100,000	175,000
Robert Mayer	25,000	45,000
Donald Perlyn	50,000	125,000
Martin R. Wade, III (1)	—	—
Kathryn Felice (2)	—	75,000
Total	375,000	845,000

———————

(1)

Does not include 200,000 vested options Mr. Wade received in September 2006 that he earned in connection with the closing of the Merger but issuance was delayed pending approval by the Board of Directors. See ”Employment Agreement and Termination of Employment and Change-In-Control Arrangements” below.

(2)

Does not include 150,000 10-year options issued to Ms. Felice, pursuant to her October 2006 employment agreement exercisable at $1.35 per share vesting quarterly over the first year of grant.

The following table outlines the outstanding warrants held as of June 30, 2006 by each member of the Board of Directors who has served as a member during the 2006 fiscal year. None of the persons listed below has exercised any warrants since the grant date.

Name of Holder (1)	Issue Date	Expiration Date	Number of Warrants	Exercise Price

Richard J. Berman	04/04/02	1 yr after termination	250,000	$0.81
Evan Binn	04/04/02	1 yr after termination	50,000	$0.81
Robert S. Falcone	04/04/02	1 yr after termination	250,000	$0.81
Bruce R. Galloway	04/04/02	3 yrs after termination	500,000	$0.81
Donald Perlyn	04/04/02	1 yr after termination	50,000	$0.81
Robert Mayer (2)	04/04/02	1 yr after termination	250,000	$0.81
Martin R. Wade, III	07/03/03	07/02/08	46,667	$0.75
Kathryn Felice	—	—	—	—
Total Outstanding			1,396,667

———————

(1)

Except as described in “Executive Compensation” below with regard to Mr. Wade’s services as Chief Executive Officer, Ms. Felice’s services as General Counsel and in “Related Party Transactions” regarding a Consulting Agreement with Mr. Galloway, no director is a party to any other arrangements pursuant to which such director was compensated by us during the fiscal years ended June 30, 2005 and 2006.

(2)

Mr. Mayer ceased to serve on the Board of Directors effective the start of business of October 20, 2005.

Executive Officers and Significant Employee

Martin R. Wade, III, Chief Executive Officer. See the subsection entitled “Board of Directors” above.

Blair Mills, Chief Financial Officer, age 43. Mr. Mills joined us in June 2006 as Chief Financial Officer. Previously, he served as Chief Financial Officer of AccessMedia beginning in May 2004. Prior to that date, Mr. Mills served in various management positions at several Internet-based businesses, including most recently Longview Media, Inc. From September 2000 through July 2004, Mr. Mills was a Director, Secretary and Treasurer of Second Stage Ventures, Inc., now known as Dermisonics, Inc. Mr. Mills has also served as an independent consultant to small businesses and emerging growth companies. Mr. Mills is a Chartered Accountant in Canada and a Certified Public Accountant in Illinois.

Kathryn Felice, General Counsel. See the subsection entitled “Board of Directors” above.

Marvin Mauer, President of Houseplans, age 52. Mr. Mauer joined Broadcaster in 2002 and has held a variety of positions. In May 2005, he became President of Houseplans, Inc., our wholly-owned subsidiary. Prior to this time he was employed at Autodesk, Inc.

Sanger Powell Robinson II, Vice President of Marketing and Business Development, AccessMedia, age 38. Mr. Robinson has been employed by AccessMedia for more than five years. He was a founder and Chief Executive Officer of NetBroadcaster.com, Inc. Mr. Robinson has been important in the development of the AccessMedia software and advises AccessMedia on its marketing strategies and developing strategic relationships with online traffic aggregators and marketing companies. Before joining AccessMedia, he attended Boston University and worked for many years in the music industry.

Other Significant Relationships

Mr. Nolan Quan served as the president of AccessMedia until the closing of the Merger on June 1, 2006 and is a principal shareholder of Broadcaster. He is our largest shareholder through four limited liability companies he controls. However, Mr. Quan is involved and provides advisory services to Broadcaster and recently agreed to enter into a part-time Consulting Agreement with Broadcaster. Mr. Quan has thirty years of business experience including twenty years of experience developing new businesses. Mr. Quan has co-founded a series of successful Internet-related companies which range from Internet infrastructure and service companies to entertainment portal companies, including Alchemy Communications, Inc. in 1995, LongView Media, Inc. in 1997, NetBroadcaster, Inc. in 1998, and AccessMedia in 2002. Mr. Quan has also held the position of: President of Metropolis Pictures, a film production and distribution company whose list of clients included HBO, Showtime, Viewer’s Choice, DirecTV, Universal Pictures and Orion. He has also held financial and operational positions at Touche Ross & Company, Getty Oil, ESPN, Mattel Electronics and Magnum Entertainment. Mr. Quan has a Bachelor of Science in Computer Science Engineering and an MBA from the University of California at Los Angeles.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act of 1934requires the Broadcaster’s directors and executive officers, and persons who own more than ten percent of a registered class of Broadcaster’s equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Company’s Common Stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission’s regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely on a review of the copies of the forms furnished to us, and written representations from reporting persons that no Forms 5 were required, we believe that all filing requirements applicable to our officers, directors and 10% beneficial owners were complied with during fiscal year 2006 except as follows:

Name	Number of Late Reports	Number of Late Transactions	Number of Known Failures to File
Robert Mayer	2	7
Bruce Galloway	3	3
Donald L. Perlyn	1	1
Digital Creative Development Corp.	4	6
Blair Mills			1(1)
Marvin Mauer			1

———————

(1)

The missing filing was made on November 16, 2006.

Item 10 - Executive Compensation

The following table sets forth all compensation awarded, earned or paid for services rendered to Broadcaster and its subsidiaries in all capacities during each of the fiscal years ended June 30, 2006, 2005, 2004, respectively to (i) our Chief Executive Officer during fiscal year 2006 and (ii) our four most highly compensated executive officers other than the Chief Executive Officer whose total annual salary and bonus exceeded $100,000 for the year ended June 30, 2006.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation
(a)	(b)	(c)	(d)	(e)	(f)	(g)
Name and Principal Position	Year	Salary($)	Bonus($)	Other Annual Compensation($)	Securities Underlying Options/SARs (#)	All Other Compensation ($)

Martin R. Wade, III	2006	$225,000	$415,000	$19,940		13,727(1)
Chief Executive Officer	2005	$200,000	$255,000	$—	—	12,464(1)
	2004	$200,000	—	$—	46,667	12,464(1)

Gordon Landies (2)	2006	$195,000	$655,250	$22,500	—	$403,727(1)
President	2005	$198,750	$400,000	$—	350,000	$12,464(1)
	2004	$180,000	—	$—	150,000	12,464(1)

Robert Mayer (3)	2006	$144,000	$108,550	$13,732	40,000	$92,431(1)
Executive Vice President of Precision Design	2005	$138,000	$32,540	$—	45,000
	2004	$133,500	$44,000	$—	—

Marvin Mauer (4)	2006	$130,000	$127,100	$—	—	$59,946(1)
President of Houseplans	2005	$120,000	$20,705	$—	—	$10,115(1)
	2004	$110,000	$26,250	$—	—	$8,176(1)

Robert O’Callahan (5)	2006	$140,000	$137,500	$2,244	—	$58,063(1)
Chief Financial Officer	2005	—	—	—	150,000	$—
	2004	—	—	—	—	$—

———————

(1)

Includes payments of medical and dental insurance premiums by Broadcaster on behalf of the named officers’ dependents.

(2)

Mr. Landies ceased to serve as our President effective as of February 28, 2006 but remained on our payroll until June 30, 2006. All Other Compensation for Mr. Landies in 2006 includes two years’ severance as required by his Employment Agreement.

(3)

Following the sale of our Precision Design business, Mr. Mayer resigned as Executive Vice President of Precision Design as of June 30, 2006.

(4)

Mr. Marvin Mauer became President of Houseplans on May 25, 2005.

(5)

Mr. O’Callahan ceased to serve as our Chief Financial Officer effective as of June 15, 2006. Mr. O’Callahan’s options were fully vested.

Options /SAR Grants in the 2006 Fiscal Year

The following table provides the specified information concerning grants of options to purchase our common stock made during the fiscal year ended June 30, 2006, to the persons named in the Summary Compensation Table. No stock appreciation rights were granted during fiscal year 2006.

Name	Option Grants/Warrant Issuances in Last Fiscal Year
	Individual Grants
	Number of Securities Underlying Options Granted(1)	% of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh) (2)	Expiration Date	Potential Realized Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (3)
					5%	10%
Gordon Landies	—	—	—	—	—	—
	20,000	1.27%	$1.45	08/08/2015	$18,238	$46,219
Robert Mayer	25,000	1.29%	$1.08	02/23/2016	$16,980	$43,031
Marvin Mauer	40,000	2.54%	$1.45	08/08/2015	$36,476	$92,437
	25,000	1.59%	$1.08	02/23/2016	$16,980	$43,031

———————

(1)

All options granted in the year ended June 30, 2006 were granted pursuant to our 2004 Stock Incentive Option Plan. These options, which typically have vesting period of up to three years, become exercisable over time based on continuous employment with Broadcaster,and, in certain cases, are subject to various performance criteria or vest in full immediately. Does not include 3,750,000 options to purchase our common stock granted to Mr. Martin Wade, III effective September 12, 2006 at an exercise price of $0.95. Of the options, 200,000 are fully vested and the remaining options will vest if revenue milestones are achieved by AccessMedia. Mr. Wade’s Employment Agreement provided he would get the options at the closing of the Merger, but because the board of directors did not authorize the grant by the time of the closing, it was not effective until September 12, 2006, the following fiscal year.

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

Aggregate Option Exercises in 2006 Fiscal Year and Year-End Value

The following table sets forth information on the option exercises during the last fiscal year by each of the named executive officers and the number of shares covered by both exercisable and non-exercisable stock options held by them as of June 30, 2006.Also reported are the values for “in-the-money” options, which represent the positive spread between the exercise price of any such existing stock option and the fiscal year-end price of the common stock. No stock appreciation rights were held or exercised by the named executive officers during fiscal year 2006.

	Aggregated Option/SAR Exercises In Last Fiscal Year and FY-End Option/SAR Values
			Number of Unexercised Options / SARs At June 30, 2006	Value of Unexercised In-The-Money Options At June 30, 2006($)(1)
Name	Exercise #	Value Realized($)	Exercisable / Unexercisable	Exercisable / Unexercisable
Gordon Landies	30,025	$16,516	350,000 / —	$157,500 / —
Robert Mayer	57,500	$96,175	120,000 / —	$65,600 / —
Marvin Mauer	40,000	$43,200	156,250 / 28,750	$48,437 / $9,813

———————

(1)

Based on the difference between the market price of the common stock at June 30, 2006 ($1.55 per share) and the aggregate exercise prices of the options.

Employment Agreements and Termination of Employment and Change-In-Control Arrangements

In December 2005, Mr. Martin R. Wade, III, our Chief Executive Officer, entered into an Employment Agreement pursuant to which Mr. Wade receives an annual base salary of $225,000. In fiscal year 2007, he was granted options to purchase 3,750,000 shares of Broadcaster common stock of which 200,000 shares were vested and 3,550,000 shares vest upon AccessMedia’s achievement of certain revenue milestones. Under his Employment Agreement, Mr. Wade was to receive the options upon the closing of the Merger; due to an oversight, the grant was not approved by the Board of Directors until September 12, 2006. As a result, the exercise price increased to $0.95 per share from $0.86 per share. Mr. Wade also gets a $100,000 cash bonus upon AccessMedia’s achievement of certain revenue milestones. In addition, Mr. Wade receives a 2% bonus of the net sale price upon the completion of sale of certain Broadcaster assets. This Agreement is for a term of three years unless terminated for cause, death, or disability.

Mr. Gordon Landies, our former President, resigned as of February 28, 2006 but remained on our payroll until June 30, 2006. Pursuant to his Employment Agreement, Mr. Landies was provided a severance package equal to two years of full compensation based on an annual salary of $195,000, acceleration of options, and full benefits beginning June 30, 2006. In addition, Mr. Landies received a bonus in the amount of $150,000 as a result of the closing of the acquisition of AccessMedia.

In June 2005, we entered into an Employment Agreement with Mr. Robert Mayer, our former director and Executive Vice President of Precision Design. Mr. Mayer ceased to serve on the Board of Directors effective the start of business of October 20, 2005. Mr. Mayer’s agreement provided for the payment of a $144,000 minimum base annual salary and bonuses of up to $60,000 annually. During fiscal year 2006, Mr. Mayer was paid a cash bonus of $75,000 for the sale of assets and product lines associated with the Precision Design business. Mr. Mayer resigned as Executive Vice President as of June 30, 2006. He received a severance package equal to six months base salary and benefits coverage for six months.

In June 2005, we entered into an Employment Agreement with Mr. Robert O’Callahan, our former Chief Financial Officer. Mr. O’Callahan’s Agreement provided for the payment to Mr. O’Callahan of a $140,000 minimum base annual salary and an annual bonus of up to $80,000. Mr. O’Callahan was granted an option under the 2004 Option Plan to purchase 150,000 shares of our common stock at the closing price of the stock as of the date of grant. Pursuant to the terms of his Employment Agreement, Mr. O’Callahan was paid a bonus in the amount of $125,000 in connection with the closing of the acquisition of AccessMedia Merger. Mr. O’Callahan’s termination date was June 15, 2006, and he received a severance package equal to three months base salary and benefits coverage.

In October 2006, we entered into a three-year Employment Agreement effective June 15, 2006 with Mr. Blair Mills, our Chief Financial Officer. Mr. Mills’s agreement provides for the payment to Mr. Mills of a $150,000 minimum base annual salary and quarterly bonuses of up to $15,000. Mr. Mills also received 150,000 10-year options exercisable at $.95 per share which were approved by the Board on September 12, 2006. The options vest quarterly over one year subject to continued employment on the applicable vesting dates.

In October 2006, we entered into a three-year Employment Agreement with Kathryn Felice, Esq., our General Counsel. Ms. Felice’s agreement provides for the payment to her of a $150,000 minimum base annual salary and quarterly bonuses of up to $15,000. In October 2006 Ms. Felice also received 150,000 10-year options exercisable at $1.35 per share. The options vest quarterly over one year subject to continued employment on the applicable vesting dates. Ms. Felice continued to serve as AccessMedia’s General Counsel following the Merger until she entered into this Employment Agreement. From June 1, 2006 she received $12,500 per month as AccessMedia’s General Counsel over the approximately five-month period.

On May 25, 2005 we entered into an Employment Agreement with Mr. Marvin Mauer, President of Houseplans. His agreement provides he will receive a salary of $10,833 per month and quarterly bonuses of up to $15,000. Additionally, he is eligible to receive bonuses of $30,000 upon the sale of assets or similar transactions of Houseplans in excess of $10,000,000, and $65,000, if Houseplans merges into another company resulting in a net share amount greater than $1.50.

Item 11 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of November 27, 2006, the beneficial ownership of Broadcaster’s common stock by:

•

Each director or nominee;

•

Each other executive officer named in the Summary Compensation Table;

•

All directors and executive officers as a group; and

•

Each person who is known by Broadcaster to own of record or beneficially more than five percent (5%) of Broadcaster’s common stock.

Except as otherwise indicated, the shareholders listed in the table have sole voting and dispositive power with respect to the shares indicated, subject to community property laws where applicable.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percent of Class (1)

Directors and Executive Officers:
Common Stock	Bruce Galloway, 9201 Oakdale Avenue, Suite 200, Chatsworth, CA 91311(2)	1,299,650	2.0%
Common Stock	Gordon Landies, 100 Rowland Way, Suite 300, Novato, CA 94945(3)	799,560	1.2%
Common Stock	Robert Mayer, 100 Rowland Way, Suite 300, Novato CA 94945(4)	535,206	*
Common Stock	Robert Falcone, 9201 Oakdale Avenue, Suite 200, Chatsworth, CA 91311(5)	393,750	*
Common Stock	Richard Berman, 9201 Oakdale Avenue, Suite 200, Chatsworth, CA 91311(6)	378,750	*
Common Stock	Donald Perlyn, 9201 Oakdale Avenue, Suite 200, Chatsworth, CA 91311(7)	351,250	*
Common Stock	Evan Binn, 9201 Oakdale Avenue, Suite 200, Chatsworth, CA 91311(8)	171,250	*
Common Stock	Robert O’Callahan, 100 Rowland Way, Suite 300, Novato CA 94945(9)(15)	150,000	*
Common Stock	Kathryn Felice, 9201 Oakdale Avenue, Suite 200, Chatsworth, CA 91311(16)	37,500	*
Common Stock	Martin Wade, 9201 Oakdale Avenue, Suite 200, Chatsworth, CA 91311(10)(11)	38,946,725	59.7%
Common Stock	Blair Mills, 9201 Oakdale Avenue, Suite 200, Chatsworth, CA 91311(17)	75,000	*
Common Stock	Marvin Mauer, 9201 Oakdale Avenue, Suite 200, Chatsworth, CA 91311(18)	6,250	*
Common Stock	All directors and executive officers as a group (12 persons)	43,144,891	63.2%

5% Shareholders:
Common Stock	Michael Gardner(11)(12)	38,946,725	59.7%
Common Stock	Nolan Quan(11)(13)	38,946,725	59.7%
Common Stock	Digital Creative Development Corporation(14)	38,946,725	59.7%

———————

(1)

Applicable percentages are based on 65,020,844 shares outstanding on November 27, 2006 adjusted as required by rules of the SEC. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days after November 16, 2006 are deemed outstanding for computing the percentage of the person holding such options but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table and subject to any applicable community property laws, Broadcaster believes that each of the shareholders named in the table have sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them. The symbol “*” represents holdings which are less than 1% of the outstanding common stock of Broadcaster.

(2)

Includes 666,250 shares issuable upon exercise of options and/or warrants to purchase shares of common stock of Broadcaster.

(3)

Includes 750,000 shares issuable upon exercise of options and/or warrants to purchase shares of common stock of Broadcaster.

(4)

Includes 125,000 shares issuable upon exercise of options and/or warrants to purchase shares of common stock of Broadcaster that are currently exercisable or will become exercisable within 60 days after November 7, 2006.

(5)

Includes 378,750 shares issuable upon exercise of options and/or warrants to purchase shares of common stock of Broadcaster.

(6)

Includes 378,750 shares issuable upon exercise of options and/or warrants to purchase shares of common stock of Broadcaster.

(7)

Includes 341,250 shares issuable upon exercise of options and/or warrants to purchase shares of common stock of Broadcaster.

(8)

Includes 141,250 shares issuable upon exercise of options and/or warrants to purchase shares of common stock of Broadcaster.

(9)

Includes 150,000 shares issuable upon exercise of options and/or warrants to purchase shares of common stock of Broadcaster.

(10)

Includes 246,667 shares issuable upon exercise of options to purchase shares of common stock of Broadcaster.

(11)

Based upon a Schedule 13D filed by each of Mr. Gardner, Mr. Quan and Mr. Wade with the Securities and Exchange Commission on September 14, 2006. As a result of two voting agreements entered into prior to the Merger, a Parent Voting Agreement among AccessMedia, Mr. Wade, Baytree Capital, a company controlled by Mr. Michael Gardner, and Digital Creative, and a Company Voting Agreement among the former shareholders of AccessMedia consisting of Mr. Gardner  and four limited liability companies controlled by Mr. Nolan Quan , each of Mr. Quan and the four limited liability companies, Mr. Gardner, Baytree Capital, Mr. Wade and Digital Creative are deemed to be the beneficial owners of each others shares of common stock. The actual numbers used in computing this sum are:

•

Mr. Quan – 20,880,000 shares;

•

Mr. Gardner – 10,694,300 shares, including 2,450,000 shares held by Baytree Capital;

•

Mr. Wade – 246,667 shares issuable upon exercise of vested options; and

•

Digital Creative – 7,125,758 shares.

The numbers owned of record and beneficially by Mr. Gardner do not include 3,089,188 shares of our common stock owned by MBYI Liquidating Trust. Mr. Gardner owns a 6.7% interest in the trust, but is not a beneficial owner of the shares under the rules of the SEC as described in footnote (1) above. The shares held by the trust may be publicly sold at any time without restriction. Notwithstanding the fact that each of the above persons is deemed to be the beneficial owner of each others shares of common stock, each disclaims beneficial ownership of all shares owned by the other parties, except that Mr. Gardner is the beneficial owner of shares of common stock owned by Baytree Capital and Mr. Quan is the beneficial owner of common stock owned by the four limited liability companies.

(12)

Mr. Gardner’s address is 40 Wall Street, 58th Floor, New York, NY 10005.

(13)

Mr. Quan’s address is 9201 Oakdale Avenue, Suite 200, Chatsworth, CA 91311.

(14)

The 7,125,758 shares owned of record by Digital Creative are based on a Schedule 13D/A filed by it with the Securities and Exchange Commission on March 9, 2006. Digital Creative’s address is 200 East 82nd Street, New York, NY 10028.

(15)

Mr. O’Callahan ceased to serve as our Chief Financial Officer effective as of June 15, 2006.

(16)

Includes 37,500 shares issuable upon exercise of options and/or warrants to purchase shares of common stock of Broadcaster.

(17)

Includes 75,000 shares issuable upon exercise of options to purchase shares of common stock of Broadcaster.

(18)

Includes 6,750 shares issuable upon exercise of options to purchase shares of common stock of Broadcaster.

Item 12 - Certain Relationships and Related Transactions

Service Agreement with Alchemy Communications, Inc.

Prior to the Merger, AccessMedia, our wholly-owned subsidiary, entered into an operating agreement with Alchemy Communications, Inc., pursuant to which Alchemy provides office and operating space, staffing, technical services and consulting, bandwidth and hosting, network infrastructure and other related services. During the one month ended June 30, 2006, we incurred approximately $180,749 in costs associated with employee benefits, administrative space and operating costs. Mr. Nolan Quan owns, either directly or indirectly, approximately 27% of Alchemy.

Technology and Content Licensing Agreements

MyVod Inc., our wholly-owned indirect subsidiary, has entered into various licensing agreements with Broadcaster LLC, in consideration of a one-time license fee of one dollar for each license. The licenses provide certain key technologies, including digital rights management and content distribution systems, in connection with our AccessMedia business. The licenses are nonexclusive and are granted in perpetuity. However, we generally do not have the right to modify the licensed technologies used in our AccessMedia business, nor do we have the right to receive updates or upgrades or to obtain a copy of the source code for such technologies. Mr. Nolan Quan, who is our principal shareholder and one of several inventors of some of the licensed technologies, holds a majority interest in Broadcaster LLC. We are in the process of acquiring the technologies which are subject to these licenses and new technologies which we plan to introduce on accessmedia.tv. See “Proprietary Rights and Licenses” in the section of this report entitled “Business.”

Note Receivable from Related Party – Digital Creative Development Corporation 15% Note

In September 2003, we lent Digital Creative, a corporation of which our Chairman of the Board, Mr. Bruce Galloway, was President, $350,000 and received a one-year note together with 15% interest. The note was secured by 400,000 shares of our common stock owned by Digital Creative. In September 2004, the note was extended to May 31, 2005 in exchange for full payment of accrued interest and a $25,000 reduction in the principal of the note. On January 31, 2005, we sold the Digital Creative note to a third party for $343,000, representing the principal balance then due together with accrued interest. We received payment on February 10, 2005.

Note Payable to Related Party

AccessMedia owes $1,725,000 to Mr. Nolan Quan, who is our principal shareholder. The notes pay annual interests of 4% and are collaterized by the assets of AccessMedia. The notes are payable on demand.

Consulting Agreements

Mr. Nolan Quan recently agreed to enter into a Consulting Agreement with AccessMedia in exchange for $1,000 per month, reimbursement of expenses and certain indemnification. Mr. Quan will provide strategic advisory services on a part-time basis to our Chief Executive Officer and AccessMedia shareholders.

On May 1, 2003, we entered into a Consulting Agreement with Mr. Bruce Galloway, Chairman of our Board of Directors, to provide services to Broadcaster related to potential acquisitions and divestitures. In return for his services, Mr. Galloway could be entitled to a fee from zero to $200,000 for each such transaction dependent on his involvement and the consideration received or paid by us as a result of the transactions. Mr. Galloway was not compensated under this agreement in fiscal year 2004 or 2005 or through December 31, 2005 and the agreement was terminated on December 12, 2005. At that time, we entered into a new Consulting Agreement with Mr. Galloway to provide services to Broadcaster related to investor introductions and relationships. In return for his services through June 30, 2006, Mr. Galloway was paid $10,000 per month. The Agreement  expired on June 30, 2006.

On June 20, 2005, we entered into a Consulting Agreement with Baytree Capital, a company controlled by Mr. Michael Gardner, one of our principal shareholders. Baytree Capital agreed to act as our exclusive financial advisor in connection with the Merger. We agreed to pay Baytree Capital a fee equal to 5% of the consideration payable to the AccessMedia shareholders who included Mr. Gardner. Accordingly, at the closing, we issued Baytree Capital 1,450,000 shares of common stock. Additionally, we issued Baytree Capital 1,000,000 shares of our common stock for consulting services and agreed to reimburse Baytree for its reasonable expenses. For accounting purposes, all 2,450,000 shares were treated as merger-related costs. Over the past two years, we have not paid Baytree Capital any other fees. Under the terms of our agreement with Baytree Capital, to the extent we issue former AccessMedia shareholders additional shares of our common stock as Merger Consideration based upon meeting future revenue milestones, we are obligated to pay Baytree Capital a fee equal to 5% of the shares issued.

Parent Voting Agreement

On December 16, 2005, Mr. Wade, Digital Creative and Baytree Capital entered into a certain Parent Voting Agreement with AccessMedia. Under this agreement, Mr. Wade, Digital Creative  and Baytree Capital agreed to vote the shares of our common stock beneficially owned by them, following the Merger, in favor of electing Mr. Wade and each individual nominated by the representative of the AccessMedia shareholders to become a member of the Board of Directors and in favor of electing a sufficient number of individuals to our Board of Directors nominated by the representative of the AccessMedia shareholders such that such individuals would represent a majority of our Board of Directors after the date upon which AccessMedia achieves revenue of $20,000,000.

The Parent Voting Agreement was subsequently amended as of September 18, 2006, pursuant to which the obligations under this agreement terminate on the earlier to occur of (i) December 31, 2010 and (ii) the date on which the aggregate number of shares issued pursuant to the Merger Agreement to the former shareholders of AccessMedia, exclusive of any shares issued in connection with any banking, consulting, broker or other fees or arrangements related to the Merger, represent a majority of the outstanding shares of common stock of Broadcaster.

Company Voting Agreement

On December 16, 2005, each of Mr. Michael Gardner and Mr. Nolan Quan entered into a Company Voting Agreement with Broadcaster, whereby each agreed to vote their shares of our common stock for the election of directors to our Board of Directors, following the Merger, in favor of Mr. Wade and each other individual nominated by Broadcaster (subject to Mr. Quan’s right to have certain individuals designated by their representative pursuant to the terms of the Merger Agreement).

The Company Voting Agreement was subsequently amended as of September 18, 2006 pursuant to which the obligations under this agreement terminate on the earlier to occur of (i) December 31, 2010 and (ii) the date on which the aggregate number of shares issued pursuant to the Merger Agreement to the former shareholders of AccessMedia, exclusive of any shares issued in connection with any banking, consulting, broker or other fees or arrangements related to the Merger, represent a majority of the outstanding shares of common stock of Broadcaster.

Severance Arrangements

Mr. Gordon Landies served as our President until the sale of our Precision Design business as of February 28, 2006. He remained on our payroll through June 30, 2006. Under this Employment Agreement, he received two years of severance or $390,000 and full benefits and his 350,000 unvested stock options vested as of June 30, 2006. Mr. Robert O’Callahan served as our Chief Financial Officer until June 15, 2006. He received three months’ severance or $37,500. Mr. Robert Mayer served as our Executive Vice President until the sale of the Precision Design business as of February 28, 2006. He remained on our payroll through June 30, 2006 and received severance consisting of six months’ base salary or $72,000 and benefits.

Item 13 - Exhibits

(a) Exhibits and Index of Exhibits:

The following documents are filed as a part of this Report:

•

Financial Statements

Contained in Form 10-KSB filed on October 14, 2006.

•

Exhibits

The following exhibits are filed as part of, or incorporated by reference into this Report:

Exhibit Number	Description of Exhibit

2.1

Amended and Restated Agreement and Plan of Merger, dated March 24, 2006, by and among Broadcaster, Broadcaster, Inc., ACCM Acquisition Corp., AccessMedia Networks, Inc. and the shareholders of AccessMedia Networks, Inc.(1)

2.2	Asset Purchase Agreement, dated June 9, 2006, by and between Broadcaster and IMSI Design LLC(2)
3.1	Amended and Restated Articles of Incorporation(3)
3.2	Amendment to Amended and Restated Articles of Incorporation(4)
3.3	Amended and Restated Bylaws(5)
10.1	1993 Incentive Option Plan(6)
10.2	2004 Incentive Stock Option Plan(7)
10.3	2004 Warrant Plan(7)
10.4	Amendment to 2004 Incentive Stock Option Plan(8)
10.5	Employment Agreement, dated June 15, 2005, by and between Broadcaster and Robert O’Callahan(9)
10.6	Amended and Restated Executive Employment Agreement, dated September 1, 2001, by and between Broadcaster and Gordon A. Landies(9)
10.7	Amendment to Executive Employment Agreement, dated June 30, 2005, by and between Broadcaster and Gordon A. Landies(9)
10.8	Executive Employment Agreement, dated June 1, 2005, by and between Broadcaster and Robert Mayer(9)
10.9	Amended and Restated Employment Agreement, dated September 12, 2006, by and between Broadcaster and Martin R. Wade, III(18)
10.10	Employment Agreement, dated May 1, 2005, by and between Houseplans, Inc. and Marvin Mauer(18)
10.11	Consulting Agreement, dated May 1, 2003, by and between Broadcaster and Bruce Galloway(11)
10.12	Form of Stock Purchase Warrant(2)
10.13	Joint Operating Agreement, dated August 8, 2005, by and between Broadcaster and AccessMedia Networks, Inc.(12)
10.14	Form of Parent Voting Agreement(13)

Exhibit Number	Description of Exhibit

10.15	Amendment No. 1 to Parent Voting Agreement, dated September 18, 2006, by and between AccessMedia Networks, Inc. and certain shareholders of Broadcaster(2)
10.16	Company Voting Agreement, dated December 16, 2005, by and among Broadcaster and certain shareholders of AccessMedia Networks, Inc.(14)
10.17	Amendment No. 1 to Company Voting Agreement, dated September 18, 2006, by and between Broadcaster, Broadcaster Networks, Inc. and certain former shareholders of AccessMedia Networks, Inc.(2)
10.18	Engagement Letter, dated June 20, 2005, by and between Broadcaster and Baytree Capital Associates LLC(2)
10.19	Billing System Software Technology Licensing Agreement, dated April 1, 2005, by and between MicroBilling Systems Ltd. and Camnation, Inc.(2)
10.20	Digital Asset Creation Software Technology Licensing Agreement, dated April 1, 2005, by and between Broadcaster LLC and MyVod, Inc.(2)
10.21	DRM Software Technology Licensing Agreement, dated April 1, 2005, by and between Broadcaster LLC and MyVod, Inc.(2)
10.22	Desktop Notifier Technology Licensing Agreement, dated April 1, 2005, by and between Media Zone Ltd. and Camnation, Inc.(2)
10.23	Telco Billing Software Technology Licensing Agreement, dated April 1, 2005, by and between Media Charger LLC and Camnation, Inc.(2)
10.24	Content Management Software Technology Licensing Agreement, dated April 1, 2005, by and between Broadcaster LLC and MyVod, Inc.(2)
10.25	Digital Content Distribution Technology Licensing Agreement, dated April 1, 2005, by and between Broadcaster LLC and MyVod, Inc.(2)
10.26	Promissory Note in connection with the Asset Purchase Agreement, dated June 9, 2006, by IMSI Design LLC(2)
10.27	Stock Purchase Agreement, dated July 1, 2005, by and among Broadcaster, Houseplans, Inc., Weinmaster Homes, Ltd., Bruce Weinmaster and Janice Weinmaster(15)
10.28	Stock Purchase Agreement, dated July 1, 2005, by and between Broadcaster and Smith Micro Software, Inc.(16)
10.29	Executive Employment Agreement, dated October 24, 2006, by and between Broadcaster and Kathryn Felice(17)
16.1	Letter from Grant Thornton(19)
21.1	List of Subsidiaries(2)
23.1	Consent of Burr, Pilger & Mayer LLP(20)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
———————
Notes

*	Filed herewith.
(1)	Incorporated by reference from Exhibit 2.1 of Broadcaster’s Current Report on Form 8-K filed on March 29, 2006.

Notes

(2)	Incorporated by reference from the exhibits of Broadcaster’s Annual Report on Form 10-KSB filed on October 13, 2006.
(3)	Incorporated by reference from Exhibits of Broadcaster’s Registration Statement on Form S-3 filed on September 22, 1993.
(4)	Incorporated by reference from Exhibit 3.1 of Broadcaster’s Current Report on Form 8-K filed on June 8, 2006.
(5)	Incorporated by reference from Exhibit 5.03 of Broadcaster’s Current Report on Form 8-K filed on January 18, 2005.
(6)	Incorporated by reference from Exhibit 4.1 of Broadcaster’s Registration Statement on Form S-8 filed on August 11, 1993.
(7)	Incorporated by reference from the exhibits of Broadcaster’s Registration Statement on Form S-8 filed on March 25, 2004.
(8)	Incorporated by reference from Annex G of Broadcaster’s Definitive Proxy Statement on Schedule 14A filed on May 5, 2006.
(9)	Incorporated by reference from the exhibits of Broadcaster’s Annual Report on Form 10-KSB filed on September 28, 2005.
(10)	Incorporated by reference from Exhibit 1.01 of Broadcaster’s Current Report on Form 8-K filed on September 22, 2006.
(11)	Incorporated by reference from Exhibit 99.2 of Broadcaster’s Current Report on Form 10-KSB filed on September 25, 2003.
(12)	Incorporated by reference from Exhibit 2.2 of Broadcaster’s Current Report on Form 8-K filed on August 9, 2005.
(13)	Incorporated by reference from Exhibit B of 2.1 of Broadcaster’s Current Report on Form 8-K filed on December 19, 2005.
(14)	Incorporated by reference from Exhibit 10.1 of Broadcaster’s Current Report on Form 8-K filed on May 5, 2006.
(15)	Incorporated by reference from Exhibit 2.1 of Broadcaster’s Current Report on Form 8-K filed on July 7, 2005.
(16)	Incorporated by reference from Exhibit 2.2 of Broadcaster’s Current Report on Form 8-K filed on July 7, 2005.
(17)	Incorporated by reference to Exhibit 10.29 to Amendment No. 1 to Broadcaster’s Registration Statement on Form SB-2 filed on November 30, 2006.
(18)	Incorporated by reference from Exhibit 10.10 of Broadcaster’s Registration Statement on Form SB-2 filed on November 13, 2006.
(19)	Incorporated by reference from Exhibit 16 of Broadcaster’s Current Report on Form 8-K filed on November 12, 2004.
(20)	Incorporated by reference from Exhibit 23.1 of Broadcaster’s Annual Report on Form 10-KSB filed on October 13, 2006.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Novato, State of California on December 29, 2006.

BROADCASTER, INC.

By:	/s/ MARTIN WADE III
Martin Wade III
Chief Executive Officer
By:	/s/ BLAIR MILLS
Blair Mills
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

2.1

Amended and Restated Agreement and Plan of Merger, dated March 24, 2006, by and among Broadcaster, Broadcaster, Inc., ACCM Acquisition Corp., AccessMedia Networks, Inc. and the shareholders of AccessMedia Networks, Inc.(1)

2.2	Asset Purchase Agreement, dated June 9, 2006, by and between Broadcaster and IMSI Design LLC(2)
3.1	Amended and Restated Articles of Incorporation(3)
3.2	Amendment to Amended and Restated Articles of Incorporation(4)
3.3	Amended and Restated Bylaws(5)
10.1	1993 Incentive Option Plan(6)
10.2	2004 Incentive Stock Option Plan(7)
10.3	2004 Warrant Plan(7)
10.4	Amendment to 2004 Incentive Stock Option Plan(8)
10.5	Employment Agreement, dated June 15, 2005, by and between Broadcaster and Robert O’Callahan(9)
10.6	Amended and Restated Executive Employment Agreement, dated September 1, 2001, by and between Broadcaster and Gordon A. Landies(9)
10.7	Amendment to Executive Employment Agreement, dated June 30, 2005, by and between Broadcaster and Gordon A. Landies(9)
10.8	Executive Employment Agreement, dated June 1, 2005, by and between Broadcaster and Robert Mayer(9)
10.9	Amended and Restated Employment Agreement, dated September 12, 2006, by and between Broadcaster and Martin R. Wade, III(10)
10.10	Employment Agreement, dated May 1, 2005, by and between Houseplans, Inc. and Marvin Mauer(18)
10.11	Consulting Agreement, dated May 1, 2003, by and between Broadcaster and Bruce Galloway(11)
10.12	Form of Stock Purchase Warrant(2)
10.13	Joint Operating Agreement, dated August 8, 2005, by and between Broadcaster and AccessMedia Networks, Inc.(12)
10.14	Form of Parent Voting Agreement(13)
10.15	Amendment No. 1 to Parent Voting Agreement, dated September 18, 2006, by and between AccessMedia Networks, Inc. and certain shareholders of Broadcaster(2)
10.16	Company Voting Agreement, dated December 16, 2005, by and among Broadcaster and certain shareholders of AccessMedia Networks, Inc(14)
10.17	Amendment No. 1 to Company Voting Agreement, dated September 18, 2006, by and between Broadcaster, Broadcaster Networks, Inc. and certain former shareholders of AccessMedia Networks, Inc.(2)
10.18	Engagement Letter, dated June 20, 2005, by and between Broadcaster and Baytree Capital Associates LLC(2)
10.19	Billing System Software Technology Licensing Agreement, dated April 1, 2005, by and between MicroBilling Systems Ltd. and Camnation, Inc.(2)
10.20	Digital Asset Creation Software Technology Licensing Agreement, dated April 1, 2005, by and between Broadcaster LLC and MyVod, Inc.(2)

10.21	DRM Software Technology Licensing Agreement, dated April 1, 2005, by and between Broadcaster LLC and MyVod, Inc.(2)
10.22	Desktop Notifier Technology Licensing Agreement, dated April 1, 2005, by and between Media Zone Ltd. and Camnation, Inc.(2)
10.23	Telco Billing Software Technology Licensing Agreement, dated April 1, 2005, by and between Media Charger LLC and Camnation, Inc.(2)
10.24	Content Management Software Technology Licensing Agreement, dated April 1, 2005, by and between Broadcaster LLC and MyVod, Inc.(2)
10.25	Digital Content Distribution Technology Licensing Agreement, dated April 1, 2005, by and between Broadcaster LLC and MyVod, Inc.(2)
10.26	Promissory Note in connection with the Asset Purchase Agreement, dated June 9, 2006, by IMSI Design LLC(2)
10.27	Stock Purchase Agreement, dated July 1, 2005, by and among Broadcaster, Houseplans, Inc., Weinmaster Homes, Ltd., Bruce Weinmaster and Janice Weinmaster(15)
10.28	Stock Purchase Agreement, dated July 1, 2005, by and between Broadcaster and Smith Micro Software, Inc.(16)
10.29	Executive Employment Agreement, dated October 24, 2006, by and between Broadcaster and Kathryn Felice(17)
16.1	Letter from Grant Thornton(19)
21.1	List of Subsidiaries(2)
23.1	Consent of Burr, Pilger & Mayer LLP(20)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
———————
Notes

*	Filed herewith.
(1)	Incorporated by reference from Exhibit 2.1 of Broadcaster’s Current Report on Form 8-K filed on March 29, 2006.
(2)	Incorporated by reference from the exhibits of Broadcaster’s Annual Report on Form 10-KSB filed on October 13, 2006.
(3)	Incorporated by reference from Exhibits of Broadcaster’s Registration Statement on Form S-3 filed on September 22, 1993.
(4)	Incorporated by reference from Exhibit 3.1 of Broadcaster’s Current Report on Form 8-K filed on June 8, 2006.
(5)	Incorporated by reference from Exhibit 5.03 of Broadcaster’s Current Report on Form 8-K filed on January 18, 2005.
(6)	Incorporated by reference from Exhibit 4.1 of Broadcaster’s Registration Statement on Form S-8 filed on August 11, 1993.
(7)	Incorporated by reference from the exhibits of Broadcaster’s Registration Statement on Form S-8 filed on March 25, 2004.
(8)	Incorporated by reference from Annex G of Broadcaster’s Definitive Proxy Statement on Schedule 14A filed on May 5, 2006.
(9)	Incorporated by reference from the exhibits of Broadcaster’s Annual Report on Form 10-KSB filed on September 28, 2005.

Notes

(10)	Incorporated by reference from Exhibit 1.01 of Broadcaster’s Current Report on Form 8-K filed on September 22, 2006.
(11)	Incorporated by reference from Exhibit 99.2 of Broadcaster’s Current Report on Form 10-KSB filed on September 25, 2003.
(12)	Incorporated by reference from Exhibit 2.2 of Broadcaster’s Current Report on Form 8-K filed on August 9, 2005.
(13)	Incorporated by reference from Exhibit B of 2.1 of Broadcaster’s Current Report on Form 8-K filed on December 19, 2005.
(14)	Incorporated by reference from Exhibit 10.1 of Broadcaster’s Current Report on Form 8-K filed on May 5, 2006.
(15)	Incorporated by reference from Exhibit 2.1 of Broadcaster’s Current Report on Form 8-K filed on July 7, 2005.
(16)	Incorporated by reference from Exhibit 2.2 of Broadcaster’s Current Report on Form 8-K filed on July 7, 2005.
(17)	Incorporated by reference to Exhibit 10.29 to Amendment No. 1 to Broadcaster’s Registration Statement on Form SB-2 filed on November 30, 2006.
(18)	Incorporated by reference from Exhibit 10.10 of Broadcaster’s Registration Statement on Form SB-2 filed on November 13, 2006.
(19)	Incorporated by reference from Exhibit 16 of Broadcaster’s Current Report on Form 8-K filed on November 12, 2004.
(20)	Incorporated by reference from Exhibit 23.1 of Broadcaster’s Annual Report on Form 10-KSB filed on October 13, 2006.