Form 10QSB
period 2006-12-31
BROADCASTER INC
filed 2007-02-15
CIK 814929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

______________

FORM 10-QSB

______________

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

As of February 13, 2007, 64,906,069 shares of the issuer’s common stock, no par value, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

BROADCASTER, INC.

AND SUBSIDIARIES

Table of Contents

PART I – FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1

CONDENSED CONSOLIDATED BALANCE SHEETS

1

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME / (LOSS)

2

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

17

ITEM 3 - CONTROLS AND PROCEDURES

27

PART II – OTHER INFORMATION

ITEM 6 - EXHIBITS

27

SIGNATURES

28

INDEX TO EXHIBITS

PART I – FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BROADCASTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31, 2006	June 30, 2006
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$10,083	$14,107
Receivables, less allowances for doubtful accounts, discounts and returns of $0 as of December 31, 2006 and $0 as of June 30, 2006.	545	254
Notes Receivable	98	1,604
Receivables, other	—	175
Other current assets	365	420
Assets related to discontinued operations	131	181
Total current assets	11,222	16,741
Fixed assets, net	346	306
Intangible assets
Goodwill	39,688	30,198
Other intangible assets, net	19,479	18,700
Total intangible assets	59,167	48,898
Total assets	$70,735	$65,945
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short term debt	50	52
Short term debt – related party	1,725	1,725
Trade accounts payable	1,558	1,928
Accrued and other liabilities	1,127	1,846
Liabilities related to discontinued operations	70	89
Deferred revenues	434	674
Total current liabilities	4,964	6,314
Long-term debt and other obligations	180	178
Unearned contract fees	95	122
Deferred Tax	6,737	7,180
Total liabilities	11,976	13,794
Shareholders’ equity
Common stock, no par value; 300,000,000 authorized; 64,731,529 issued and outstanding as of December 31, 2006 and 63,124,518 issued and outstanding as of June 30, 2006.	88,363	76,304
Accumulated deficit	(29,746)	(24,483)
Accumulated other comprehensive income	142	330
Total shareholders’ equity	58,759	52,151
Total liabilities and shareholders’ equity	$70,735	$65,945

See Notes to Condensed Consolidated Financial Statements

BROADCASTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME / (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2006	2005	2006	2005

Net revenues	$3,148	$1,516	$7,782	$3,233
Product costs	1,894	549	3,727	1,223
Gross margin	1,254	967	4,055	2,010

Costs and expenses
Sales and marketing	2,196	660	4,331	1,306
General and administrative	2,956	452	5,513	1,209
Research and development	71	58	142	95
Total operating expenses	5,223	1,170	9,986	2,610

Operating loss	(3,969)	(203)	(5,931)	(600)

Other income and (expense)
Interest and other, net	98	(2)	196	(5)

Loss before income tax	(3,871)	(205)	(5,735)	(605)

Income tax (benefit) provision	(253)	39	(395)	39

Loss from continuing operations	(3,618)	(244)	(5,340)	(644)

Income (loss) from discontinued operations, net of income tax	44	(4)	77	(712)
Income (loss) from the sale of discontinued operations, net of income tax	—	369	—	(474)

Net (loss) income	(3,574)	121	(5,263)	(1,830)

Other comprehensive income (loss)
Unrealized loss on restricted securities	—	(478)	—	—
Foreign currency translation adjustments	—	3	(188)	191
Comprehensive (loss) Income	$(3,574)	$(354)	$(5,451)	$(1,639)

Basic and diluted earnings (loss) per share
Loss from continuing operations	$(0.05)	$(0.01)	$(0.08)	$(0.02)
Income (loss) from discontinued operations, net of income tax	$0.00	$0.00	$0.00	$(0.02)
Gain (loss) from the sale of discontinued operations, net of income tax	$0.00	$0.01	$0.00	$(0.02)
Net Income (loss)	$(0.05)	$0.00	$(0.08)	$(0.06)

Shares used in computing basic earnings (loss) per share	64,741	29,821	64,065	29,755
Shares used in computing diluted earnings (loss) per share	64,741	31,831	64,065	29,755

See Notes to Condensed Consolidated Financial Statements

BROADCASTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Six Months ended December 31, 2006

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Accumulated deficit	Accumulated other comprehensive income (loss)	Total
	Shares	Amount

Balance at July 1, 2006	63,124,518	$76,304	$(24,483)	$330	$52,151

Issuance of common stock related to:
Stock options exercised	465,550	297	—	—	297
Acquisitions	1,000,000	984	—	—	984
Stock issuance for prior year acquisition	—	9,555			9,555
Warrants exercised	126,341	—	—	—	—
Consulting services	15,120	20			20
Stock compensation expense	—	1,203	—	—	1,203

Net loss	—	—	(5,263)	—	(5,263)

Foreign currency translation adjustment, net of income tax	—	—	—	(188)	(188)

Balance at December 31, 2006	64,731,529	$88,363	$(29,746)	$142	$58,759

See Notes to Condensed Consolidated Financial Statements

BROADCASTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended December 31,
	2006	2005
Cash flows from operating activities:
Net cash used in operating activities	$(5,195)	$(753)
Cash flows from investing activities:
Proceeds from sale of discontinued operations	1,500	9,466
Acquisition of subsidiaries		(1,807)
Acquisition of intangible assets	(500)	—
Other		(8)
Cash provided by discontinued operations in investing activities	—	1,495
Net cash provided by (used in) investing activities	1,000	9,146
Cash flows from financing activities:
Repayments of notes	(2)	(250)
Proceeds from warrants and options exercised	297	73
Cash used in discontinued operations in financing activities		(2,702)
Net cash provided by (used in) financing activities	295	(2,879)
Effect of exchange rate change on cash and cash equivalents	(124)	(12)
Net (decrease) increase in cash and cash equivalents	(4,024)	5,502
Cash and cash equivalents at beginning of period	14,107	4,347
Cash and cash equivalents at end of the period	$10,083	$9,849

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$46	$55

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Notes payable incurred in conjunction with acquisition of subsidiaries	—	1,000
Capital stock issued in conjunction with acquisition of subsidiaries	—	1,046
Capital stock issued in conjunction with acquisition of intangible assets	10,539	—
Warrants issued in conjunction with short-term debt	—	68

See Notes to Condensed Consolidated Financial Statements

BROADCASTER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim condensed consolidated financial statements have been prepared from the records of Broadcaster, Inc., a California corporation, and subsidiaries (“Broadcaster,” “we” or the “Company”) without audit. All significant inter-company balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments, which consist of only normal recurring adjustments, to present fairly the financial position at December 31, 2006 and the results of operations and cash flows for the three and six months ended December 31, 2006 and 2005, have been made. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-KSB, as amended, for the fiscal year ended June 30, 2006. The results of operations for the three and six months ended December 31, 2006 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

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

Reclassifications

Reclassifications have been made to the amounts reported for the three and six months ended December 31, 2006 to conform to the current period’s presentation. The amounts reported for the three and six months ended December 31, 2006 present results of operations of the Software segment as discontinued operations due to the sale of Precision Design on June 9, 2006.

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

Stock-based compensation expense recognized under SFAS 123(R) in the unaudited condensed consolidated statement of operations for the three and six months ended December 31, 2006 related to stock options was $696,000 and $1,203,000. The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis. As a result of adopting SFAS 123(R), the Company’s loss before income taxes and net loss for the three and six months ended December 31, 2006 was increased by $696,000 and $1,203,000. The implementation of SFAS 123(R) reduced basic and diluted earnings per share by $0.01 and $0.02 for the three and six months ended December 31, 2006. The implementation of SFAS 123(R) did not have an impact on cash flows from operations during the six months ended December 31, 2006. SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statements of operations. Prior to July 1, 2006, the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method under APB 25 and related interpretations. Stock-based compensation expense recognized in the Company’s statement of operations for the three and six months ended December 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of June 30, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Effective July 1, 2006, as new grants occur, our stock-based compensation expense will also include compensation expense for the share-based payment awards granted subsequent to June 30, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the consolidated statement of operations for the three and six months ended December 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to July 1, 2006, the Company accounted for forfeitures as they occurred.

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

3.

DISCONTINUED OPERATIONS

Sale of Precision Design

In June 2006, we sold Precision Design, our legacy software business as part of our overall strategy to position the Company solely as an on-line business. We received a combination of $6.5 million in cash of which $0.5 million was deposited in an escrow to back our representations and warranties in the sale Agreement, and an interest free note of $1.5 million which was paid in full on July 3, 2006.  The escrow was released subsequent to the quarter on February 6, 2007.  Included in the assets sold were the TurboCad and DesignCAD product lines as well as other design and personal productivity titles.

Operating results of Precision Design, which was formerly included in the Software segment, are as follows:

	Six months ended December 31,		Three months ended December 31,
(In thousands)	2006	2005	2006	2005

Net revenues	$—	$4,451	$—	$2,203
Pre-tax loss	—	(712)	—	(4)

Sale of Allume

On July 1, 2005, we sold 100% of the issued and outstanding capital stock of Allume to Smith Micro Software, Inc. for $11 million cash and 397,547 unregistered shares of its common stock, having a market value (based on a 10 day trading average covering $4.40) of $1.75 million. A portion of the purchase price, including $1.25 million cash and shares of common stock having a closing date market value of $750,000 was deposited in an indemnity escrow to secure certain representations and warranties included in the stock purchase agreement. The loss on sale of Allume for the quarter ended September 30, 2005 was approximately $843,000. This amount does not include the cash or value of the Smith Micro common stock held in escrow at September 30, 2005 and released in subsequent periods. At September 30, 2006, an amount of $312,000 was still held in the indemnity escrow account. This amount is expected to be released in the quarter ending March 31, 2007.  The gain on sale of Allume from the date of closing to September 30, 2006 was approximately $302,000, all of which was recognized in fiscal 2006.

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

WHL is the operator of the #2 Google ranked global Houseplans.com website as well as the Canadian focused Weinmaster.com. WHL, one of the leading marketers of stock house plans in Canada, has operated its plans business in the United States and Canada for more than 25 years, and is one of the leading innovators in the market. In addition to more than 14,800 plans available to customers, which includes over 500 proprietary Weinmaster plans, WHL has an impressive array of content and tools to help homeowners and their builders economically build their dream homes.

AccessMedia Acquisition

On December 16, 2005, Broadcaster and AccessMedia, Inc. entered into a definitive agreement whereby Broadcaster agreed to acquire 100% of the outstanding capital stock of AccessMedia. The acquisition was completed on June 1, 2006. Broadcaster accounted for the business combination as a purchase.

The purchase price of approximately $41.7 million was comprised as follows:

(In thousands)
Description	Amount

Fair value of common stock	$37,975
Direct transaction costs	3,690
Total	$41,665

The calculation is based on the issuance of 29,000,000 shares of Broadcaster common stock to the shareholders of AccessMedia on June 1, 2006 and 7,000,000 shares issued as of December 31, 2006 as a result of attainment of the first milestone of an earnout pursuant to the definitive merger agreement. The purchase price includes $32.1 million on June 1, 2006 and $9.6 million on December 31, 2006.  We also issued 2,450,000 and will issue 350,000 shares of our common stock to Baytree Capital Associates, LLC on June 1, 2006 and as of December 31, 2006 respectively. Baytree is controlled by a former AccessMedia shareholder. For the shares Baytree received on June 1, 2006, 1,450,000 were a financial advisory fee and 1,000,000 shares were for consulting services. The definitive merger agreement was announced on December 16, 2005.

As part of Baytree’s Consulting Agreement, it receives 5% of all shares under the AccessMedia earnout. As a result, Baytree will be issued 5% or 350,000 shares of the 7,000,000 shares of our common stock relating to the first milestone which was met in the quarter ended December 31, 2006. In the quarter ending March 31, 2007, at least two additional milestones have been met. On approval of the Board of Directors, we will issue the former AccessMedia shareholders 14,000,000 shares of our common stock and an additional 5% to Baytree or 700,000 shares. Due to the issuance of a total of 7,350,000 shares as part of the first milestone of the earnout, goodwill increased $9,555,000 for the quarter ended December 31, 2006. Our goodwill will also increase by approximately $20,947,500 for the quarter ended March 31, 2007 as a result of the issuance of the 14,700,000 shares under the second and third milestones.

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

(In thousands)
Description	Amounts (unaudited)

Cash acquired	$134
Other tangible assets acquired	719
Amortizable intangible assets
Software	9,800
Domain names	80
Media content	5,800
Goodwill	35,456
Liabilities assumed	(3,943)
Deferred tax liability	(6,381)
Total	$41,665

$15,680,000 has been allocated to amortizable intangible assets with useful lives ranging from 10 to 30 years as follows: software – 10 years, domain names and content – 30 years.

The residual purchase price of $35,456,000 has been recorded as goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill will not be amortized and will be tested for impairment at least annually. The agreement provides that 35 million additional shares may be earned and awarded to the current shareholders of AccessMedia. Any additional shares earned would be a future addition to goodwill.

During the quarter ended December 31, 2006, our Board of Directors agreed to amend the definitive merger agreement to include, unique visitors in the calculation of the earnout of the additional shares. The earnout is based on revenues from AccessMedia’s broadcaster.com website and is not related to earnings. Under the amendment, each unique visitor is equal to $1.00.

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

Acquisition of America’s Biggest, Inc. Assets

On September 29, 2006, Broadcaster completed the acquisition of 100% of the assets of America’s Biggest, Inc. The consideration paid to America’s Biggest consisted of 1,000,000 shares of Broadcaster stock and $500,000 in cash. America’s Biggest is an online grassroots talent showcase for actors, comedians, dancers, models as well as bands and musicians. America’s Biggest empower its artist membership with technology and business tools to enable them to build their own brand and fan base independent of big labels.

The allocation of the purchase price to the assets acquired based on their estimated fair values was as follows:

(In thousands)
Description	Amounts (unaudited)

Amortizable intangible assets
Domain names	$525
Software	350
Customer lists	250
Trademark	150
Marketing materials	209
Total	$1,484

Pro Forma Information

The following pro forma financial information for the quarter ended December 31, 2005 gives effect to the acquisition of AccessMedia as if that acquisition had occurred on the first day of the fiscal year.

	Six months ended December 31, 2005			Three months ended December 31, 2005 (unaudited)
	As Originally Stated	AccessMedia	Pro Forma	As Originally Stated	AccessMedia	Pro Forma

Net revenues	$3,233	$1,477	$4,710	$1,516	$1,083	$2,599
Net Income	(1,830)	(2,540)	(4,370)	121	(1,370)	(1,249)
Earnings (loss) per share	(0.06)	(0.09)	(0.15)	0.00	(0.04)	(0.04)

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

Impairment of Long-Lived Assets

We review long-lived assets and identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. We assess these assets for impairment based on estimated undiscounted future cash flows from these assets. If the carrying value of the assets exceeds the estimated future undiscounted cash flows, a loss is recorded for the excess of the asset’s carrying value over the fair value. We did not recognize any impairment loss for long-lived assets for the six months  ended December 31, 2006 and 2005

Goodwill

In accordance with SFAS No. 142, Goodwill and Intangible Assets, goodwill is assessed for impairment annually (in our first fiscal quarter) or more frequently if circumstances indicate impairment. We had goodwill in the amount of $39.7 million and $30.2 million as of December 31, 2006 and June 30, 2006, respectively, mainly related to the acquisition of AccessMedia. We have not recognized any impairment related to goodwill for the six months ended December 31, 2006 and 2005.

7.

DEBT

The following table details our outstanding debt as of December 31, 2006:

(In thousands)	As of December 31, 2006
Short-term
Acquisition related obligations	$50
Demand notes payable to related party	1,725
Subtotal short-term	1,775
Long-term
Acquisition related obligations	180
Subtotal long-term	180
Grand total	$1,955

Short-term notes payable consisted of a 4% secured note payable to a related party amounting to $1,725,000 and a 10% unsecured note payable to a non-related party amounting to $50,000. The related party notes are owed to Mr. Nolan Quan, our principal shareholder, and are secured by the assets of AccessMedia, a subsidiary company. Long term debt consists of non-interest bearing obligations related to the acquisition of product lines.  The imputed interest rate on this loan is 6%.

8.

SEGMENT INFORMATION

We have two reportable operating segments which are based on our product families that generate revenues and incur expenses related to the sale of our software and Internet content. All inter-company amounts are eliminated through consolidation. Certain general and administrative expenses are allocated among our different segments.

	Three months ended December, 31 2006			Three months ended December, 31 2005
(In thousands)	Broadcaster	Houseplans	Total	Broadcaster	Houseplans	Total

Net revenues	$1,906	$1,242	$3,148	$—	$1,516	$1,516
Gross margin	489	765	$1,254	—	967	$967
Operating loss	(3,287)	(682)	$(3,969)	—	(203)	$(203)
Total assets	$61,379	$9,356	$70,735	$—	$4,759	$4,759

	Six months ended December, 31 2006			Six months ended December, 31 2005
(In thousands)	Broadcaster	Houseplans	Total	Broadcaster	Houseplans	Total

Net revenues	$4,842	$2,940	$7,782	$—	$3,233	$3,233
Gross margin	2,239	1,816	$4,055	—	2,010	$2,010
Operating loss	(5,001)	(930)	$(5,931)	—	(600)	$(600)
Total assets	$61,379	$9,356	$70,735	$—	$4,759	$4,759

The following table details the breakdown of our net revenues and total assets by geographical location. The International column includes revenues relating to our wholly owned subsidiary, Weinmaster Homes Ltd., in Canada.

	Three months ended December, 31 2006			Three months ended December, 31 2005
(In thousands)	Domestic	International	Total	Domestic	International	Total

Net revenues	$2,284	$864	$3,148	$982	$534	$1,516
Total assets	$69,024	$1,711	$70,735	$385	$4,374	$4,759

	Six months ended December, 31 2006			Six months ended December, 31 2005
(In thousands)	Domestic	International	Total	Domestic	International	Total

Net revenues	$5,714	$2,068	$7,782	$2,205	$1,028	$3,233
Total assets	$69,024	$1,711	$70,735	$385	$4,374	$4,759

9.

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

	Three months ended December 31,
	2006	2005
Basic weighted average shares outstanding	64,741	29,821
Total stock options outstanding	3,872	4,565
Less: anti dilutive stock options due to loss	(3,872)	(4,189)
Total warrants outstanding	4,386	6,324
Less: anti dilutive warrants due to loss	(4,386)	(4,690)
Contingent shares issuable	7,350	—
Less: anti dilutive contingent shares issuable due to loss	(7,350)	—
Diluted weighted average shares outstanding	64,741	31,831

	Six months ended December 31,
	2006	2005
Basic weighted average shares outstanding	64,065	29,755
Total stock options outstanding	3,872	4,565
Less: anti dilutive stock options due to loss	(3,872)	(4,565)
Total warrants outstanding	4,386	6,324
Less: anti dilutive warrants due to loss	(4,386)	(6,324)
Contingent shares issuable	7,350	—
Less: anti dilutive contingent shares issuable due to loss	(7,350)	—
Diluted weighted average shares outstanding	64,065	29,755

The contingent shares became issuable after the Company accomplished the first revenue milestone pursuant to the merger with AccessMedia. In accordance with Statement of Financial Accounting Standards No. 28 – “Earnings per Share”, the calculation of basic weighted average shares outstanding reflects the contingent shares as outstanding from December 31, 2006 – the date the contingency was satisfied.

10.

STOCK-BASED AWARDS

The Company has two stock option plans, The 2004 Incentive Stock Option Plan (the “2004 Plan”) adopted during fiscal 2004 and the 1993 Incentive Option Plan adopted on June 30, 1993 (the “1993 Plan”). The purpose of the 2004 and the 1993 Plans was to further the growth and general prosperity of Broadcaster by enabling our employees to acquire our common stock, increasing their personal involvement in the Company and thereby enabling Broadcaster to attract and retain our employees. No further options are available for grant under the 2003 Plan.

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

The Incentive Options may not be granted at a purchase price less than the fair market value of the Common Shares on the date of the grant (or, for an option granted to a person holding more than 10% of the Company’s voting stock, at less than 110% of fair market value) and Non-Qualified Options may not be granted at a purchase price less than 85% of fair market value on the date of grant.  The term of each option, under the 2004 Plan, which is fixed at the date of grant, may not exceed 10 years from the date the option is granted (by law, an Incentive Option granted to a person holding more than 10% of the Company’s voting stock may be exercisable only for five years). At June 30, 2006, 6,500,000 options were available for future grants under the 2004 Plan. The 6,500,000 shares were approved by Broadcaster shareholders at the Annual Meeting held in May 2006.  As of the date of this Report, 409,500 shares remain available for grant.

The following table summarizes options at December 31, 2006.

	Number of Shares	Weighted Average Exercise Price
Outstanding, June 30, 2005	4,507,929	$1.10
Granted	1,575,500	1.33
Exercised	(904,688)	0.74
Cancelled	(657,234)	1.23
Outstanding, June 30, 2006	4,521,507	$1.19
Granted	500,000	1.07
Exercised	(465,550)	0.89
Cancelled	(683,740)	1.16
Outstanding, December 31, 2006	3,872,217	$1.22

The following table summarizes options at December 31, 2006.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($000’s)
Outstanding	3,872,217	$1.22	8.33	$783
Vested and Expected to Vest	3,582,685	1.21	8.29	776
Exercisable	3,316,560	1.17	8.13	737

At December 31, 2006, the Company had $2,523,000 of unrecognized compensation expense, net of forfeitures, related to stock options that will be recognized over the weighted average remaining vesting period of 1.39 years.

Warrants

Warrants have been granted from time to time in conjunction with financings, debt settlements, Board of Directors and employee compensation and consulting arrangements.  The following table summarizes warrant activity for the year ended June 30, 2006 and the six months ended December 31, 2006.

	Number of Warrants	Average Exercise Price

Outstanding, June 30, 2005	6,398,244	$1.40
Granted	126,250	1.13
Exercised	—	—
Exercised – cashless	(1,987,501)	—
Expired	—	—
Outstanding, June 30, 2006	4,536,993	$1.72
Granted	—	—
Exercised	—	—
Exercised – cashless	(150,000)	—
Expired	—	—
Outstanding, December 31, 2006	4,386,993	$1.72

The amount of shares issued under cashless exercise warrants was 126,341 shares.

Other Information Regarding Stock Options and Warrants

Additional information regarding common stock options and warrants outstanding as of December 31, 2006 is as follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
$0.20-$0.60	107,000	7.06	$0.48	107,000	0.48
$0.61-$0.71	81,426	6.49	$0.71	81,426	0.71
$0.72-$1.06	1,167,364	8.51	$0.92	1,054,530	0.91
$1.07-$1.44	1,664,459	8.25	$1.19	1,461,074	1.19
$1.45-$4.17	851,968	8.51	$1.79	612,530	1.76
	3,872,217		$1.21	3,316,560	1.17

Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
$0.21 - $0.75	361,952	$0.56	361,952	0.56
$0.81	1,887,500	$0.81	1,887,500	0.81
$0.90	147,000	$0.90	147,000	0.90
$1.03 - $1.26	996,250	$1.15	981,250	1.15
$1.65 - $2.30	600,000	$1.98	600,000	1.98
$5.00 - $14.85	394,291	$9.05	394,291	9.05
	4,386,993		4,371,993

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

	Three months ended December 31,	Six months ended December 31,
	2006	2005
(In thousands, except per share amounts)

Net income (loss), as reported	$121	$(1,830)
Intrinsic compensation charge recorded under APB 25	18	18
Pro Forma compensation charge under SFAS 123, net of tax	(83)	(159)
Pro Forma net income (loss)	$56	$(1,971)

Earnings Per Share:
Basic—as reported	$(0.00)	$(0.07)
Basic—pro forma	$(0.00)	$(0.07)

Diluted—as reported	$(0.00)	$(0.07)
Diluted—pro forma	$(0.00)	$(0.07)

The fair value of each option granted was estimated on the date of the grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Three months ended December 31,
	2006	2005
Risk-free interest rates	4.7%	4.3%
Expected dividend yields	—	—
Expected volatility	88%	72%
Expected option life (in years)	5	10

	Six months ended December 31,
	2006	2005
Risk-free interest rates	4.59%	4.2%
Expected dividend yields	—	—
Expected volatility	82%	75%
Expected option life (in years)	5	10

The weighted average fair value as of the grant date for grants made during the quarter ended December 31, 2006 and 2005 were $0.96 and $0.71, respectively.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Following Discussion Should Be Read Together with the Information Contained in the Financial Statements and Related Notes Included Elsewhere in this Form 10-QSB.

Overview

We historically operated as a software company. Prior to the acquisition of AccessMedia Networks, Inc. (“AccessMedia”) on June 1, 2006, we operated in two business segments: (i) computer aided design and precision engineering (“Precision Design”) and (ii) house plans and architectural drawings (“Houseplans”). As discussed below, we subsequently disposed of Precision Design and, as a result, we now operate in two business segments, Broadcaster and Houseplans.  In order to reflect the change in our business model we have renamed the Accessmedia segment to Broadcaster.  This segment is comprised of a newly formed subsidiary, Broadcaster Interactive Group (“BIG”) and Accessmedia.  The Houseplans segment includes Houseplans and WHL.

Prior to November 2006, AccessMedia’s business model consisted of an online entertainment portal that charged users a monthly subscription fee. In November of 2006, the Company decided to focus its efforts and resources related to building a user base.  Because of this the Company incorporated BIG, which will focus on building innovative products online and offering our community numerous content offerings.  We continue to offer our subscription model.  It attracts far less traffic than our free business model, and revenues in the quarter ended December 31, 2006 from our subscription model declined from revenues in the quarter ended September 30, 2006.  We do not presently generate revenues from our free business model. We are currently concentrating on building an increasing number of unique monthly visitors and repeat use of broadcaster.com by these visitors.

The Company released iGrab and studioPro as new tools for customers to download and use.  In addition the Company anticipates releasing several new tools that will continue to enhance the user experience and provide a safe environment for users

In 2004, we began exploring various ways to enhance shareholder value, including the further migration of Broadcaster from a traditional or packaged software company to offering downloadable media and content over the Internet. We believe that the growth and reach of the Internet coupled with the predictability of recurring revenues should lead to enhanced Broadcaster shareholder value. As such, during 2005 we began discussions with AccessMedia, a developer of a platform for delivering real-time and interactive media over the Internet through its unique “virtual set-top box” technology. Concurrent with the completion of the acquisition of AccessMedia, we changed our name to Broadcaster, Inc.

Highlights for the six months ended December 31, 2006 consisted of:

•

As a result of our new business model, we recorded 13,383,755 absolute unique visitors for the month of December as tracked by Google Analytics.

•

Release of new innovative products such as iGgrab, StudioPro and BroadcasterLive.

•

We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), effective July 1, 2006, resulting in a non-cash expense of $1,203,000 for the six months ended December 31, 2006 and $696,000 for the three months ended December 31, 2006;

•

We completed the move of our headquarters from Northern California to Southern California.

•

Despite a continued downturn in the housing market and increased interest rates, revenues at our Houseplans segment remained stable.

Broadcaster is a free entertainment community that empowers users to create, view and organize compelling and original rich-media content. Since its launch in the quarter ended December 31,  2006, Broadcaster.com has amassed loyal audiences that upload and view millions of video files each month. Broadcaster's ever expanding library content offers a wide variety of full-length movies, music videos, news feeds, original and proprietary content. In addition, Broadcaster offers several multimedia applications that streamline the user's ability to not only find and organize online entertainment but also create their own original podcasts, videos, and live webcasts.

We provide users with delivery of both short and long form digital entertainment content − giving them the power to download content to their desktop computer, laptop, PSP, video iPod or preferred mobile device. We enable consumers to easily find, organize, download and enjoy the growing volumes of high quality content available online. Our capabilities span our proprietary media library, media under license, and media readily available on the Internet. We are also in discussions with major studios, cable and television networks, music labels, and game producers to become a gateway for the direct delivery of first run movies, popular television shows, music and online games.

Our innovative products and content offerings redefine the user experience on the Internet. Here is a list of our innovative products and content offerings.

Innovative Products

Broadcaster’s technologies are utilized throughout its product suite to create innovative, leading edge products for the support of video entertainment on demand:

•

Broadcaster Live! – allows the Broadcaster community to enable their webcams and start broadcasting to the world.

•

Broadcaster’s iGrab – a powerful media search tool that allows users to find, download and organize videos and images to their hard drive.

•

Broadcaster Video – empowers users to upload and share video content within the Broadcaster community. Registered members can leave messages with other community members.

•

Broadcaster’s StudioPRO – allows users to capture and re-broadcast any video playing on their desktop, including live streaming video, pre-recorded video clips, and picture images.

•

Broadcaster’s Deskbar – notifies users of interesting content based upon their preferences; subject to future release.

•

Broadcaster’s Parental Control – assures that only authenticated users are able to access mature content while surfing anywhere on the Internet; subject to future release.

Content Offerings

•

User-Generated Content – as one of its most popular features, Broadcaster Video offers users the ability to upload and share their own clips and short movies with other users within the Broadcaster community and around the Internet.

•

On Demand Entertainment – users can search countless movie and music facts and reviews. In addition, users can download or stream full-length movies, television shows, music videos and hi-definition content.

•

Breaking News– users can access real-time news articles, photos and video downloads covering  everything from entertainment and sports to world news and celebrity gossip.

•

Music – In addition to hundreds of thousands of artist profiles and album reviews, users can watch over 6,000 music videos and listen to over 600,000 sample MP3’s.

•

Games and Mobile Media– Broadcaster offers a variety of interactive computer games and flash videos. Users can also download viral videos, podcasts and vodcasts directly to their PSP, iPod or mobile device by accessing our Mobile Media channel

Houseplans

In addition to our Internet entertainment network, we are also a leading on-line distributor of stock architectural house plans. We have an extensive library of over 25,000 unique architectural house plans and have more than 150,000 registered members. Our house plans are sold to developers, builders, architects and individuals allowing our customers to substantially reduce upfront planning and building costs.

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

During the quarter ended December 31, 2006, our Board of Directors amended the revenue milestone to include unique visitors with each visitor equal to $1.00. The Company accomplished the first milestone in the quarter ended December 31, 2006. As a result, the former shareholders of AccessMedia accrued an additional 7 million shares. Pursuant to the definitive merger agreement, Baytree Capital will receive a 5% fee, payable in shares.

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

As part of Baytree’s Consulting Agreement, it receives 5% of all shares under the AccessMedia earnout. As a result, Baytree will be issued 5% or 350,000 shares of the 7,000,000 shares of our common stock relating to the first milestone which was met in the quarter ended December 31, 2006. In the quarter ending March 31, 2007, at least two additional milestones have been met. On approval of the Board of Directors, we will issue the former AccessMedia shareholders 14,000,000 shares of our common stock and an additional 5% to Baytree or 700,000 shares. Due to the issuance of a total of 7,350,000 shares as part of the first milestone of the earnout, goodwill increased $9,555,000 for the quarter ended December 31, 2006. Our goodwill will also increase by approximately $20,947,500 for the quarter ended March 31, 2007 as a result of the issuance of the 14,700,000 shares under the second and third milestones.

Sale of Precision Design

In June 2006, we sold Precision Design, our legacy software business as part of our overall strategy to position the Company solely as an on-line business. We received a combination of $6.5 million in cash and an interest free note of $1.5 million, which was paid in full on July 3, 2006. $0.5 million of the purchase price is deposited in an indemnity escrow to secure certain representations and warranties included in the asset purchase agreement. Included in the assets sold were the TurboCad and DesignCAD product lines as well as other design and personal productivity titles.  We received the escrow payment on February 6, 2007.

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

Revenue Recognition

Revenues are recognized in accordance with American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, With Respect to Certain Transactions. Revenue is recognized when persuasive evidence of an arrangement exists (generally a purchase order), product or service has been delivered, the fee is fixed and determinable, and collection of the resulting account is probable.

•

For software and content delivered via the Internet, revenues are recorded when the customer downloads the software, activates the subscription account or is shipped the content.

•

Subscription revenues are recognized ratably over the contract period.

•

Revenues related to the display of advertisements on its Internet properties as impressions (the number of times that an advertisement appears in pages viewed by users) are delivered, as long as no significant obligations remain at the end of the period. To the extent that significant obligations remain at the end of the period, the Company defers recognition of the corresponding revenues until the remaining guaranteed amounts are achieved.

•

Revenues from the display of text-based links to the websites of its advertisers are recognized as the click-throughs (the number of times a user clicks on an advertiser’s listing) occur.

•

Revenues related to the sale of Houseplans are recognized when the plan is shipped to the customer.

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

Results of Operations

The following table sets forth our results of operations for the three months ended December 31, 2006 and 2005 in absolute dollars and as a percentage of net revenues. It also details the changes from the prior fiscal year in absolute dollars and in percentages.

Three Months Ended December 31, 2006 Compared to the Three Months Ended December 31, 2005

	Three months ended December 31,
(In Thousands)	2006		2005		$ Change from previous year
	$	As % of sales	$	As % of sales	Variance	%

Net revenues	$3,148	100%	$1,516	100%	$1,632	108%
Product cost	1,894	60%	549	36%	1,345	245%
Gross margin	1,254	40%	967	64%	287	30%

Operating expenses
Sales & marketing	2,196	70%	660	44%	1,536	233%
General & administrative	2,956	94%	452	30%	2,504	554%
Research & development	71	2%	58	4%	13	22%
Total operating expenses	5,223	166%	1,170	77%	4,053	346%

Operating loss	(3,969)	-126%	(203)	-13%	(3,766)	1,855%

Other income (expenses)
Interest expense	(16)	-1%	(2)	0%	(14)	700%
Interest income	114	4%	—	0%	114	—
Total other income (expense)	98	3%	(2)	0%	100	-5,000%

Loss before income tax	(3,871)	-123%	(205)	-14%	(3,666)	1,788%

Income tax benefit (provision)	253	-8%	(39)	3%	292	749%

Income loss from continuing operations	(3,618)	-115%	(244)	-16%	(3,374)	1,383%

Income (Loss) from discontinued operations, net of income tax	44	1%	(4)	0%	48	1,200%
Gain (loss)from the sale of discontinued operations, net of income tax	—	0%	369	24%	(369)	-100%

Net income (loss)	$(3,574)	-114%	$121	8%	$(3,695)	-3,054%

Six Months Ended December 31, 2006 Compared to the Six Months Ended December 31, 2005

	Six months ended December 31,
(In Thousands)	2006		2005		$ Change from previous year
	$	As % of sales	$	As % of sales	Variance	%

Net revenues	$7,782	100%	$3,233	100%	$4,549	141%
Product cost	3,727	48%	1,223	38%	2,504	205%
Gross margin	4,055	52%	2,010	62%	2,045	102%

Operating expenses
Sales & marketing	4,331	56%	1,306	40%	3,025	232%
General & administrative	5,513	71%	1,209	37%	4,304	356%
Research & development	142	2%	95	3%	47	49%
Total operating expenses	9,986	128%	2,610	81%	7,376	283%

Operating loss	(5,931)	-76%	(600)	-19%	(5,331)	889%

Other income (expenses)
Interest expense	(46)	-1%	(5)	0%	(41)	820%
Interest income	242	3%	—	0%	242	—
Total other income	196	3%	(5)	0%	201	4,020%

Loss before income tax	(5,735)	-74%	(605)	-19%	(5,130)	848%

Income tax benefit (provision)	395	5%	(39)	-1%	434	-1,113%

Loss from continuing operations	(5,340)	-69%	(644)	-20%	(4,696)	729%

Gain (Loss) from discontinued operations, net of income tax	77	1%	(712)	-22%	789	111%
Gain (loss) from the sale of discontinued operations, net of income tax	—	0%	(474)	-15%	474	100%

Loss	$(5,263)	-68%	$(1,830)	-57%	$(3,433)	188%

All of the numbers which follow are approximate and have been rounded to the nearest thousand dollars.

Revenues by Business Segment

We have two business segments: Broadcaster and Houseplans.

Broadcaster: AccessMedia generated revenues of $1,906,000 and $4,842,000 for the three and six months ended December 31, 2006. The revenue in the three months ended December 31, 2006 decreased 35% from the quarter ended September 30, 2006.  Due to the change in business model, we expect this trend to continue.  Revenues include software sales, Internet media advertising sales and the sale of text-based Internet links. Sales of downloaded products are recognized ratably over the term of the license sold. Sales of advertisements are recognized upon the delivery of the impressions guaranteed. Sales of click-throughs are recognized upon delivery of the click-throughs guaranteed.

Houseplans: We acquired Houseplans in November 2003, Abbisoft House Plans, Inc in September 2004 and Weinmaster Homes, Ltd in July 2005. We have grown this business to be the leading online seller of stock house plans, targeting general contractors, consumers and designers. Our websites include houseplans.com, homeplanfinder.com, houseplanguys.com, globalhouseplans.com and weinmaster.com.

Revenues generated by this segment declined slightly during the three months ended September 30, 2006 as compared to the same period in the previous fiscal year from $1,717,000 to $1,699,000 a 1.0% decrease. Excluding the acquisition of Weinmaster, revenues grew from $1,117,000 to $1,204,000 a 7.8% increase.

Net Revenues

Net revenues increased to $7,782,000 for the six months ended December 31, 2006 from $3,233,000 for the six months ended December 31, 2005 or an increase of approximately 141%. The increase is due to the acquisition of AccessMedia revenues since the acquisition date of June 1, 2006.

Gross Profit

Our consolidated gross profit increased from $967,000 and $2,010,000 to $1,254,000 and $4,055,000 or 30% and 102% for the three and six months ended December 31, 2005 and December 31, 2006 respectively. Gross margin decreased from 64% to 40%. The decrease in gross margin is a result of decreased sales in AccessMedia. We expect our gross profit to decrease until July 2007 at which time we expect to begin generating revenues from BIG.

AccessMedia’s cost of revenue consists of costs related to the products and services AccessMedia provides to customers. These costs include materials, salaries and related expenses for product support personnel, depreciation and maintenance of equipment used in providing services to customers and facilities expenses. The cost of revenues increased as a function of increasing activity over the periods and as result of amortization of assets acquired during 2005. Alchemy Communications, Inc., a company controlled by Mr. Nolan Quan, our principal shareholder, provides us with services including Internet connectivity, hosting services, programming services and equipment and office facilities. During the three and six months ended December 31, 2006, cost of sales included $130,000 and $310,000 related to these services.

Sales and Marketing

Sales and marketing expenses increased from $660,000 and $1,306,000 to $2,196,000 and $4,331,000, or 233% and 232% for the three and six months ended December 31, 2005 and December 31, 2006, respectively. This increase was principally due to the Merger with AccessMedia, and the launch of BIG.

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

General and Administrative

General and administrative expense consists primarily of salaries and related expenses for administrative, finance, legal, human resources and executive personnel, fees for professional services and costs of accounting and internal control systems to support its operations. Expenses have increased primarily due to the addition of headcount in management and administration to support the increasing activity levels and as a result of amortization of assets acquired during 2006. Additionally, the adoption of SFAS 123 (R) resulted in an expense of $507,000 and $1,203,000 for the three and six months ended December 31, 2006. We expect we will incur approximately $2,522,754 of non-cash stock option expense over the next six quarters related to the fair value of options unvested at December 31, 2006.

We anticipate that general and administrative expense will continue to increase in absolute dollars as AccessMedia builds its management team and hires additional administrative personnel and incurs increased costs such as professional fees. AccessMedia expects to secure a number of services from a related party at a market rate. During the three and six months ended December 31, 2006, general and administrative expenses included $71,000 and $51,000 related to services provided by Alchemy Communications, a company controlled by Mr. Nolan Quan, our principal shareholder.

Research and Development

Our research and development expenses consist primarily of salaries and benefits for research and development employees and payments to independent contractors, mainly our third party contract development teams.

Interest and Other, Net

Interest and other, net, changed from a net expense of $5,000 to a net gain of $196,000 for the six months ended December 31, 2005 and December 31, 2006 respectively. The change was principally due to an increase in cash balances and a reduction in debt obligations resulting from the deployment of proceeds from the sale of Precision Design.

Provision for State and Federal Income Taxes

We recorded income tax benefit of $253,000 and $395,000 for the three and six months ended December 31, 2006. The tax benefit for the three and six months ended December 31, 2006 primarily represented the release of deferred tax provision on amortization of intangible assets offset by accrued Canadian income taxes.

We have not recorded a tax benefit for domestic tax losses because of the uncertainty of realization. We adhere to SFAS No. 109, Accounting for Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Consistent with our past practice, we have recorded a full valuation allowance at December 31, 2006 as the realizability of our net operating loss carry-forwards is not determinable.

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

As a result of this sale we recorded a loss on the sale of discontinued operations of $843,000 during the three months ended September 30, 2005. This loss calculation does not consider the remaining cash held in escrow of approximately $0.3 million.  The balance of escrow is expected to be in the 3rd quarter ended March 31 2007.

Sale of Precision Design

On June 9, 2006 Broadcaster sold substantially all of the assets used in the operation of the segment of our business referred to as the Precision Design Software Business. The assets were sold to IMSI Design, LLC, a California limited liability company (the “Purchaser”) which was newly formed for the purpose of the acquisition.

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

Liquidity and Capital Resources

As of December 31, 2006, we had $10,083,000 in cash and cash equivalents. This represents a $2,843,000 decrease from the $12,926,000 balance as of September 30, 2006 and a $4,024,000 decrease from the $14,107,000 balance as of June 30, 2006. Working capital at December 31, 2006 was $6,258,000. This represents an decrease of $2,953,000 over the working capital at September 30, 2006 of $9,211,000 and a decrease of $4,169,000 over working capital at June 30, 2006 of $10,427,000.

Net cash used in operating activities was ($5,215,000) for the six months ended December 31, 2006 in contrast to ($753,000) for the six months ended December 31, 2005.

Net cash provided by investing activities was $1,000,000 for the six months ended December 31, 2006 in contrast to $9,146,000 in the six months ended December 31, 2006 A principal factor for the six months ended December 31, 2006 consisted of $1,500,000 received from the sale of Precision Design. For the six months ended December 31, 2005, the principal factor consisted of $9,466,000 received from the sale of Allume offset by ($1,807,000) used in discontinuing operations and investing activities from the same sale.

Our net cash used in financing activities for the six months ended December  31, 2006 was $295,000 consisting of proceeds received from the exercise of options and warrants, offset by the repayment of notes. For the six months ended December 31, 2005, our net cash used in financing activities was ($2,879,000) consisting of cash used in discontinuing operations and financing activities.

At December 31, 2006, we had $10,083,000 in cash which is sufficient to meet all of our working capital needs during this current fiscal year and beyond. We have no material indebtedness, other than a note payable to a related party discussed in the paragraph below.

We may seek, in the future, additional equity and/or debt financing to sustain our growth strategy. However, we believe that we have sufficient funds to support our operations at least for the next 12 months, based on our current cash position, equity sources and borrowing capacity.

Related-Person Transactions

When we acquired AccessMedia on June 1, 2006, we acquired its demand note payable of $1,725,000 payable to Mr. Nolan Quan, who became our principal shareholder in conjunction with the AccessMedia acquisition. The note pays below market interest of 4% per annum. Mr. Quan controls Alchemy Communications which provides us with services described under “Results of Operations,” above. Mr. Quan controls four limited liability companies that own a significant number of shares in the company.  They provide no other services to the company. The remaining shareholder of AccessMedia was Mr. Michael Gardner. Mr. Gardner as the sole member of Baytree Capital Associates, LLC received 2,450,000 shares of our common stock in connection with the merger, 1,450,000 shares as a financial advisory fee in connection with the merger and 1,000,000 shares as a consulting fee. Baytree Capital continues to provide consulting services, and earns 5% of shares issued as part of  the Accessmedia Merger earnout. These services consist primarily of managerial advice, strategic advice, capital markets advice and working with our lawyers in connection with, among other things, our filings with the Securities and Exchange Commission.

Forward-Looking Statements

This quarterly report on Form 10-QSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including our growth and profit opportunities, the timing of our substantial revenue growth and positive cash flow, our completion of acquisitions, the favorable impact from the Weinmaster acquisition and our liquidity. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements other than statements of historical facts included or incorporated by reference in this report, including statements regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans, and objectives, are forward-looking statements. When used in this report, the words “will,” “believe,” “anticipate,” “plan,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Although we believe that our plans, intentions, and expectations reflected in or suggested by the forward-looking statements we make in this report are reasonable, we cannot assure you that these plans, intentions, or expectations will be achieved. Actual results may differ materially from those stated in these forward-looking statements as a result of a variety of factors including acceptance by consumers of our current and future products, including the continued growth of our new business model, our ability to complete development of new products, our ability to reach agreements with third parties relating to acquisitions, our ability to integrate Weinmaster and the risk factors contained in our Form 10-KSB, as amended, for the year ended June 30, 2006. We do not undertake any duty to update these forward-looking statements.

ITEM 3 - CONTROLS AND PROCEDURES

(a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as of December 31, 2006, the end of the period covered by this quarterly report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

(b) We have evaluated our accounting procedures and control processes in place as of December 31, 2006 related to material transactions to ensure they are recorded timely and accurately in the financial statements. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS

Exhibits

The following exhibits are filed as part of, or incorporated by reference into this Report:

Number	Exhibit Title	Note
10.1	Amendment to Amended and Restated Agreement and Plan of Merger, dated December 29, 2006 by and between Broadcaster, Inc. and the shareholders of AccessMedia Networks, Inc.	(1)
10.2	Consulting Agreement with Baytree Capital Associates, LLC	(2)
10.3	Nolan Quan Consulting Agreement
10.4	Executive Employment Agreement, dated October 24, 2006, by and between Broadcaster and Kathryn Felice	(3)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Notes

———————

(1)

Contained as Exhibit 10.1 of Broadcaster’s Current Report on Form 8-K filed on January 4, 2007.

(2)

This Exhibit replaces Exhibit 10.16 to Form 10-KSB filed on October 13, 2006, which inadvertently did not contain handwritten changes.

(3)

Contained as Exhibit 10.29 to Amendment No. 1 to Broadcaster’s Registration Statement on Form SB-2 filed on November 30, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROADCASTER, INC.

Date: February 14, 2007

By:	/s/ Martin Wade, III
Martin Wade, III
Director & Chief Executive Officer

By:	/s/ Blair Mills
Blair Mills
Chief Financial Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Number	Exhibit Title	Note
10.1	Amendment to Amended and Restated Agreement and Plan of Merger, dated December 29, 2006 by and between Broadcaster, Inc. and the shareholders of AccessMedia Networks, Inc.	(1)
10.2	Consulting Agreement with Baytree Capital Associates, LLC	(2)
10.3	Nolan Quan Consulting Agreement
10.4	Executive Employment Agreement, dated October 24, 2006, by and between Broadcaster and Kathryn Felice	(3)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

Notes

———————

(1)

Contained as Exhibit 10.1 of Broadcaster’s Current Report on Form 8-K filed on January 4, 2007.

(2)

This Exhibit replaces Exhibit 10.16 to Form 10-KSB filed on October 13, 2006, which inadvertently did not contain handwritten changes.

(3)

Contained as Exhibit 10.29 to Amendment No. 1 to Broadcaster’s Registration Statement on Form SB-2 filed on November 30, 2006.