Form 10QSB
period 2007-03-31
BROADCASTER INC
filed 2007-05-21
CIK 814929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

______________

FORM 10-QSB

______________

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from: ____________ to ____________

Commission File Number 0-15949

______________

BROADCASTER, INC.

(Exact name of small business issuer as specified in its charter)

______________

DELAWARE	94-2862863
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

As of May 16, 2007, 102,553,762 shares of the issuer’s common stock, par value of $0.001 per share, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

BROADCASTER, INC.

AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BROADCASTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2007	Restated June 30, 2006
ASSETS	Unaudited
Current assets:
Cash and cash equivalents	$7,605	$12,508
Receivables, less allowances for doubtful accounts, discounts and returns of $0 as of March 31, 2007 and $0 as of June 30, 2006.	558	409
Notes receivable	97	1,604
Other current assets	312	402
Assets related to discontinued operations	8,140	8,224
Total current assets	16,712	23,147
Fixed assets, net	303	286
Intangible assets
Goodwill	73,154	26,897
Other intangible assets, net	16,553	15,615
Total intangible assets	89,707	42,512
Total assets	$106,722	$65,945
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short term debt	$—	50
Short term debt – related party	1,725	1,725
Trade accounts payable	653	1,352
Accrued and other liabilities	1,155	1,696
Liabilities related to discontinued operations	1,641	994
Deferred revenues	385	675
Total current liabilities	5,559	6,492
Unearned contract fees	80	122
Deferred tax	6,114	7,180
Total liabilities	11,753	13,794
Shareholders’ equity
Common stock, no par value; 300,000,000 authorized; 102,294,184 issued and outstanding as of March 31, 2007 and 63,124,518 issued and outstanding as of June 30, 2006.	125,743	76,304
Additional Paid-in Capital	1,887	—
Accumulated deficit	(32,865)	(24,483)
Accumulated other comprehensive income	204	330
Total shareholders’ equity	94,969	52,151
Total liabilities and shareholders’ equity	$106,722	$65,945

See Notes to Condensed Consolidated Financial Statements

BROADCASTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME / (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2007	Restated 2006	2007	Restated 2006
Net revenues	$1,226	$—	$6,068	$—
Product costs	2,473	—	5,076	—
Gross margin	(1,247)	—	992	—

Costs and expenses
Sales and marketing	210	—	3,454	—
General and administrative	2,300	889	6,439	1,948
Research and development	105	—	105	—
Total operating expenses	2,615	889	9,998	1,948
Operating loss	(3,862)	(889)	(9,006)	(1,948)

Other income and (expense)
Loss on disposal of assets	(104)	—	(104)	—
Interest and other, net	63	83	263	50
Realized gain - securities				689
Unrealized gain - securities				76
Loss before income tax	(3,903)	(806)	(8,847)	(1,133)
Income tax (benefit) provision	203	—	(241)	—
Loss from continuing operations	(4,106)	(806)	(8,606)	(1,133)

Income (loss) from discontinued operations, net of tax	(12)	280	(773)	(749)
Income (loss) from the sale of discontinued operations, net of tax	997	776	997	302

Net income (loss)	(3,121)	250	(8,382)	(1,580)

Other comprehensive income (loss)
Unrealized loss on restricted securities
Foreign currency translation adjustments	—	—	—	—
Comprehensive (loss) Income	$(3,121)	$250	$(8,382)	$(1,580)

Basic and diluted earnings (loss) per share
Loss from continuing operations	$(.06)	$(.03)	$(.13)	$(.04)
Income (loss) from discontinued operations, net of income tax	$—	$.01	$(0.1)	$(.02)
Gain (loss) from the sale of discontinued operations, net of income tax	$.01	$.03	$.01	$.01
Net Income (loss)	$(.05)	$.01	$(.13)	$(.05)
Shares used in computing basic earnings (loss) per share	70,820	30,144	66,731	30,144
Shares used in computing diluted earnings (loss) per share	70,820	30,144	66,731	30,144

See Notes to Condensed Consolidated Financial Statements

BROADCASTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Nine Months ended March 31, 2007

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Accumulated deficit	Accumulated other comprehensive income (loss)	Total
	Shares	Amount

Balance at July 1, 2006 (As restated)	63,124,518	$76,304	$(24,483)	$330	$52,151
Issuance of common stock related to:
Stock options exercised	1,027,709	1,023			1,023
Acquisitions	1,000,000	984			984
Stock issued for prior year acquisition	36,750,000	47,187			47,187
Fee related to acquisition	50,000	65			65
Warrants exercised	176,837	0			0
Consulting services	115,120	180			180
Stock compensation expense		1,887			1,887

Net loss			(8,382)		(8,382)
Foreign currency translation adjustment, net income tax				(126)	(126)
Balance at March 31, 2007	102,244,184	$127,630	$(32,865)	$204	$(94,969)

See Notes to Condensed Consolidated Financial Statements

BROADCASTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended March 31,
	2007	Restated 2006
Cash flows from operating activities:
Net cash used in operating activities	$(7,481)	$(1,133)
Cash flows from investing activities:
Proceeds from sale of discontinued operations	1,500	—
Acquisition of intangible assets	(500)	—
Cash provided by discontinued operations in investing activities	730	11,053
Net cash provided by investing activities	1,730	9,920
Cash flows from financing activities:
Repayments of notes	(50)	—
Proceeds from warrants and options exercised	1,023	—
Cash used in discontinued operations in financing activities	—	(4,544)
Net cash provided by financing activities	973	(4,544)
Effect of exchange rate change on cash and cash equivalents	(125)	—
Net (increase) decrease in cash and cash equivalents	(4,903)	5,376
Cash and cash equivalents at beginning of period	12,508	4,347
Cash and cash equivalents at end of the period	$7,605	$9,723

SUPPLEMENTAL DISCLOURE OF CASH FLOW INFORMATION
Interest paid	$38	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Capital stock issued in conjunction with acquisition of intangible assets	47,187	—

See Notes to Condensed Consolidated Financial Statements

BROADCASTER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim condensed consolidated financial statements have been prepared from the records of Broadcaster, Inc., a California corporation, and subsidiaries (“Broadcaster,” “we” or the “Company”) without audit. All significant inter-company balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments, which consist of only normal recurring adjustments, to present fairly the financial position at March 31, 2007 and the results of operations and cash flows for the three and nine months ended March 31, 2007 and 2006, have been made. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-KSB, as amended, for the fiscal year ended June 30, 2006. The results of operations for the three and nine months ended March 31, 2007 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

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

Reclassifications

Reclassifications have been made to the amounts reported for the three and nine months ended March 31, 2007 to conform to the current period’s presentation. The amounts reported for the three and nine months ended March 31, 2007 present results of operations of the Software segment as discontinued operations due to the sale of Precision Design on June 9, 2006, and Houseplans, Inc. (“Houseplans”) on May 2, 2007.

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

Stock-based compensation expense recognized under SFAS 123(R) in the unaudited condensed consolidated statement of operations for the three and nine months ended March 31, 2007 related to stock options was $684,000 and $1,887,000 respectively. The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis. As a result of adopting SFAS 123(R), the Company’s loss before income taxes and net loss for the three and nine months ended March 31, 2007 was increased by $684,000 and $1,887,000. The implementation of SFAS 123(R) reduced basic and diluted earnings per share by $0.01 and $0.02 for the three and nine months ended March 31, 2007. The implementation of SFAS 123(R) did not have an impact on cash flows from operations during the nine months ended March 31, 2007. SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statements of operations. Prior to July 1, 2006, the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method under APB 25 and related interpretations. Stock-based compensation expense recognized in the Company’s statement of operations for the three and nine months ended March 31, 2007 included compensation expense for share-based payment awards granted prior to, but not yet vested as of June 30, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Effective July 1, 2006, as new grants occur, our stock-based compensation expense will also include compensation expense for the share-based payment awards granted subsequent to June 30, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the consolidated statement of operations for the three and nine months ended March 31, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to July 1, 2006, the Company accounted for forfeitures as they occurred.

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

3.     DISCONTINUED OPERATIONS

Sale of Precision Design

In June 2006, we sold Precision Design, our legacy software business as part of our overall strategy to position the Company solely as an online business. We received a combination of $6.5 million in cash of which $0.5 million was deposited in an escrow to back our representations and warranties in the sale Agreement, and an interest free note of $1.5 million which was paid in full on July 3, 2006. The escrow was released during the quarter. Included in the assets sold were the TurboCad and DesignCAD product lines as well as other design and personal productivity titles.

Operating results of Precision Design, which was formerly included in the Software segment, are as follows:

	Nine months ended March 31,		Three months ended March 31,
(In thousands)	2007	2006	2007	2006

Net revenues	$—	$4,451	$—	$2,203
Pre-tax loss	—	(712)	—	(4)

Sale of Allume

On July 1, 2005, we sold 100% of the issued and outstanding capital stock of Allume to Smith Micro Software, Inc. for $11 million cash and 397,547 unregistered shares of its common stock, having a market value (based on a 10 day trading average covering $4.40) of $1.75 million. A portion of the purchase price, including $1.25 million cash and shares of common stock having a closing date market value of $750,000 was deposited in an indemnity escrow to secure certain representations and warranties included in the stock purchase agreement. The loss on sale of Allume for the quarter ended September 30, 2005 was approximately $843,000. This amount does not include the cash or value of the Smith Micro common stock held in escrow at September 30, 2005 and released in subsequent periods. At September 30, 2006, an amount of $312,000 was still held in the indemnity escrow account. This amount is has been released in the quarter and recorded as a gain on sale. The gain on sale of Allume from the date of closing to September 30, 2006 was approximately $302,000, all of which was recognized in fiscal 2006.

Sale of Houseplans

Subsequent to the quarter, on May 2, 2007, we sold 100% of the issued and outstanding capital stock of Houseplans to Kransco Houseplans, LLC, for $8 million. The purchase price is composed of $5 million in cash we received on closing and a note payable of $3 million, paid in installments over a three year period. The note payable consists of eight quarterly payments of $250,000 commencing on March 31, 2008, and a final payment of $1,000,000 payable on March 31, 2010. The note payable bears interest at a rate of 5% and any accrued interest will be paid on each installment.

4.     ACQUISITIONS

AccessMedia Acquisition

On December 16, 2005, Broadcaster and AccessMedia, Inc. entered into a merger agreement whereby Broadcaster agreed to acquire 100% of the outstanding capital stock of AccessMedia. The acquisition was completed on June 1, 2006. Broadcaster accounted for the business combination as a purchase.

The purchase price for accounting purposes of approximately $79.3 million was comprised as follows:

(In thousands)
Description	Amount

Fair value of common stock	$75,607
Direct transaction costs	3,690
Total	$79,297

The calculation is based on the issuance of 29,000,000 shares of Broadcaster common stock to the shareholders of AccessMedia on June 1, 2006 and 35,000,000 shares issued for the quarter ending March 31, 2007 as a result of attainment of the earn-outs pursuant to the amended merger agreement. The purchase price includes $32.1 million on June 1, 2006, $9.6 million on December 31, 2006 and $37.6 million in the quarter ended March 31, 2007. We also issued 2,450,000 and 1,750,000 shares of our common stock to Baytree Capital Associates, LLC on June 1, 2006 and the quarter ending March 31, 2007 respectively. Baytree is controlled by a former AccessMedia shareholder. For the shares Baytree received on June 1, 2006 1,450,000 were a financial advisory fee and 1,000,000 shares were for consulting services. For the shares Baytree received in the quarter ended March 31, 2007, 1,750,000 shares were a financial advisory fee and related to the earn-out. The merger agreement was announced on December 16, 2005.

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

(In thousands)
Description	Amounts (unaudited)

Cash acquired	$134
Other tangible assets acquired	719
Amortizable intangible assets
Software	9,800
Domain names	80
Media content	5,800
Goodwill	73,088
Liabilities assumed	(3,943)
Deferred tax liability	(6,381)
Total	$79,297

$15,680,000 has been allocated to amortizable intangible assets with useful lives ranging from 10 to 30 years as follows: software – 10 years, domain names and content – 30 years.

The residual purchase price of $73,088,000 has been recorded as goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill will not be amortized and will be tested for impairment at least annually. The agreement provided that 35 million additional shares may be earned and awarded to the shareholders of AccessMedia. Any additional shares earned would be a future addition to goodwill. As of the date of this Report, all of the 35 million earn-out shares have been earned in the quarter ended March 31, 2007. In addition, as part of its consulting agreement, Baytree Capital was to receive 5% of the earn-out shares issued to former AccessMedia shareholders. Therefore, we issued Baytree 1,750,000 shares in the quarter ended March 31, 2007.

During the quarter ended December 31, 2006, our Board of Directors had agreed to amend the definitive merger agreement to include, unique visitors in the calculation of the earn-out of the additional shares. The earn-out is based on revenues from AccessMedia’s broadcaster.com website and is not related to earnings. Under the amendment, each unique visitor is equal to $1.00. Each earn-out issuance received the further approval of Broadcaster’s Board of Directors.

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

The allocation of the purchase price to the assets acquired based on their estimated fair values was as follows:

(In thousands)
Description	Amounts (unaudited)

Amortizable intangible assets
Domain names	$525
Software	350
Customer lists	250
Trademark	150
Marketing materials	209
Goodwill	65
Total	$1,549

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

Impairment of Long-Lived Assets

We review long-lived assets and identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. We assess these assets for impairment based on estimated undiscounted future cash flows from these assets. If the carrying value of the assets exceeds the estimated future undiscounted cash flows, a loss is recorded for the excess of the asset’s carrying value over the fair value. We did not recognize any impairment loss for long-lived assets for the six months ended December 31, 2006 and 2005.

Goodwill

In accordance with SFAS No. 142, Goodwill and Intangible Assets, goodwill is assessed for impairment annually (in our first fiscal quarter) or more frequently if circumstances indicate impairment. We had goodwill in the amount of $73.2 million and $26.9 million as of March 31, 2007 and June 30, 2006, respectively, mainly related to the acquisition of AccessMedia. We have not recognized any impairment related to goodwill for the nine months ended March 31, 2007 and 2006.

7.   DEBT

The following table details our outstanding debt as of March 31, 2007:

(In thousands)	As of March 31, 2007

Short-term

Demand notes payable to related party	$1,725
Subtotal short-term	$1,775
Grand total	$1,725

Demand notes payable consisted of a 4% secured note payable to Mr. Nolan Quan, our principal shareholder, and are secured by the assets of AccessMedia, a subsidiary company.

8.     GAIN / (LOSS) ON MARKETABLE SECURITIES

The following table details the realized and unrealized net loss on marketable securities that we recognized on our condensed consolidated statements of operations and comprehensive income/(loss) for the three and nine months ended March 31, 2006. There were no realized or unrealized gains or losses on marketable securities during the three and nine months ended March 31, 2007

	Gain (loss) on marketable securities for the three months ended March 31, 2006
(In thousands)	Realized		Unrealized		Total
Description		Reversal of unrealized gain / (loss) recognized in prior periods	Unrealized gain / (loss) for the quarter ended March 31, 2006	Sub total Unrealized gain / (loss)

Other stock in investment portfolio	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—
	Gain (loss) on marketable securities for the nine months ended March 31, 2006
(In thousands)	Realized		Unrealized		Total
Description		Reversal of unrealized gain / (loss) recognized in prior periods	Unrealized gain / (loss) for the nine months March 31, 2006	Sub total Unrealized gain / (loss)
Smith Micro common stock	$923				$923
Other stock in investment portfolio	$(234)	$90	$(14)	$76	$(158)
Total	$689	$90	$(14)	$76	$765)

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

	Three months ended March 31,
	2007	2006
Basic weighted average shares outstanding	70,820	30,043

Total stock options outstanding	8,730	4,761
Less: anti dilutive stock options due to loss	(8,730)	(4,761)

Total warrants outstanding	4,181	5,814
Less: anti dilutive warrants due to loss	(4,181)	(5,814)

Diluted weighted average shares outstanding	70,820	30,043

	Nine months ended March 31,
	2007	2006
Basic weight average shares outstanding	66,731	29,850

Total stock options outstanding	8,730	4,761
Less: anti dilutive stock options due to loss	(8,730)	(4,761)

Total warrants outstanding	4,181	5,814
Less: anti dilutive warrants due to loss	(4,181)	(5,814)

Diluted weighted average shares outstanding	66,731	29,850

10.   STOCK-BASED AWARDS

The Company has two stock option plans, The 2004 Incentive Stock Option Plan (the “2004 Plan”) adopted during fiscal 2004 and the 1993 Incentive Option Plan adopted on June 30, 1993 (the “1993 Plan”). The purpose of the 2004 and the 1993 Plans was to further the growth and general prosperity of Broadcaster by enabling our employees to acquire our common stock, increasing their personal involvement in the Company and thereby enabling Broadcaster to attract and retain our employees. The 1993 Plan is no longer used

Broadcaster believes that the ability to grant incentive stock options to its employees is critically important. We hope to offer incentive compensation to such employees on par with those provided by our competition and others in the high-tech industry. In addition, tax laws and incentive compensation policies have changed since adoption of the 1993 Plan. As a result, our Board of Directors has adopted and our shareholders approved the 2004 Plan to permit Broadcaster to offer a wide range of incentives, including incentive and non-statutory stock options and stock purchase rights.

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

The 2004 Plan

The 2004 Plan provides for the granting of options to purchase up to an aggregate of 10,500,000 shares of common stock to employees, directors and other service providers of Broadcaster. Any options that expire prior to exercise will become available for new grants from the “pool” of ungranted options. Options that are granted under the 2004 Plan may be either options that qualify as incentive stock options under the Internal Revenue Code (“Incentive Options”), or those that do not qualify as such incentive stock options (“Non-Qualified Options”).

The Incentive Options may not be granted at a purchase price less than the fair market value of the Common Shares on the date of the grant (or, for an option granted to a person holding more than 10% of the Company’s voting stock, at less than 110% of fair market value) and Non-Qualified Options may not be granted at a purchase price less than 85% of fair market value on the date of grant. The term of each option, under the 2004 Plan, which is fixed at the date of grant, may not exceed 10 years from the date the option is granted (by law, an Incentive Option granted to a person holding more than 10% of the Company’s voting stock may be exercisable only for five years). At June 30, 2006, 6,500,000 options were available for future grants under the 2004 Plan. The 6,500,000 shares were approved by Broadcaster shareholders at the Annual Meeting held in May 2006. As of the date of this Report, 1,263,240 options remain available for grant.

The following table summarizes options at March 31, 2007.

	Number of Shares	Weighted Average Exercise Price

Outstanding, June 30, 2005	4,507,929	$1.10
Granted	1,575,500	1.33
Exercised	(904,688)	0.74
Cancelled	(657,234)	1.23
Outstanding, June 30, 2006	4,521,507	$1.19
Granted	5,958,000	1.16
Exercised	(1,027,709)	0.96
Cancelled	(721,240)	1.22
Outstanding, March 31, 2007	8,730,558	$1.22

The following table summarizes options at March 31, 2007.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($000’s)

Outstanding	8,730,558	$1.19	7.98	$1,561

Vested and Expected to Vest	8,270,564	1.19	7.98	1,483

Exercisable	2,952,495	1.19	8.07	510

At March 31, 2007, the Company had $2,523,000 of unrecognized compensation expense, net of forfeitures, related to stock options that will be recognized over the weighted average remaining vesting period of 1.39 years.

Warrants

Warrants have been granted from time to time in conjunction with financings, debt settlements, Board of Directors and employee compensation and consulting arrangements. The following table summarizes warrant activity for the year ended June 30, 2006 and the nine months ended March 31, 2007.

	Number of Warrants	Average Exercise Price

Outstanding, June 30, 2005	6,398,244	$1.40
Granted	126,250	1.13
Exercised	—	—
Exercised – cashless	(1,987,501)	—
Expired	—	—
Outstanding, June 30, 2006	4,536,993	$1.72
Granted	—	—
Exercised	—	—
Exercised – cashless	(305,285)	—
Expired	(50,000)	—
Outstanding, March 31, 2007	4,181,708	$1.80

The amount of shares issued under the cashless exercise of warrants was 176,837 shares.

Other Information Regarding Stock Options and Warrants

Additional information regarding stock options and warrants outstanding as of March 31, 2007 is as follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
$0.20-$0.60	87,000	7.1	$0.49	87,000	$0.49
$0.61-$0.71	56,426	6.3	$0.71	56,426	$0.71
$0.72-$1.06	4,566,864	9.2	$0.94	941,614	$0.92
$1.07-$1.44	1,433,250	8.0	$1.21	1,310,562	$1.20
$1.45-$4.17	2,587,018	5.8	$1.66	556,893	$1.82
	8,730,558		$1.19	2,952,495	$1.20

Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
$0.20-$0.60	270,000	$0.50	270,000	$0.50
$0.61-$0.71	0	$ 0	0	$ 0
$0.72-$1.06	2,136,167	$0.82	2,136,167	$0.82
$1.07-$1.44	781,250	$1.17	781,250	$1.17
$1.45-$4.17	600,000	$1.98	600,000	$1.98
$4.18-$20.00	394,291	$9.05	394,291	$9.05
	4,181,708		4,181,708

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

	Nine months ended March 31,
	2007	2006
(In thousands, except per share amounts)

Net (loss), as reported	$(8,382)	$(1,580)
Intrinsic compensation charge recorded under APB 25		21
Add: Stock-based compensation included in net income, net of related tax effects	1,887
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,887)	(249)

Pro Forma (loss)	$(8,382)	$(1,808)

Earnings Per Share:
Basic-as reported	$(0.13)	$(0.05)
Basic-pro forma	(0.13)	(0.06)
Diluted-as reported	(0.13)	(0.05)
Diluted-pro forma	(0.13)	(0.06)

The fair value of each option granted was estimated on the date of the grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Three months ended March 31,
	2007	2006
Risk-free interest rates	4.7%	4.3%
Expected dividend yields	—	—
Expected volatility	72%	72%
Expected option life (in years)	5	10

	Nine months ended March 31,
	2007	2006
Risk-free interest rates	4.7%	4.2%
Expected dividend yields	—	—
Expected volatility	79%	75%
Expected option life (in years)	5	10

The weighted average fair value as of the grant date for grants made during the quarter ended March 31, 2007 and 2006 were $1.70 and $0.94, respectively.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Following Discussion Should Be Read Together with the Information Contained in the Financial Statements and Related Notes Included Elsewhere in this Form 10-QSB.

Overview

We historically operated as a software company. Prior to the acquisition of AccessMedia Networks, Inc. (“AccessMedia”) on June 1, 2006, we operated in two business segments: (i) computer aided design and precision engineering (“Precision Design”) and (ii) house plans and architectural drawings (“Houseplans”). As discussed below, we subsequently disposed of Precision Design and subsequent to the three months ended March 31, 2007, our Houseplans subsidiary. As a result, we now operate in one business segment which we call Broadcaster. This segment comprises of a newly formed subsidiary, Broadcaster Interactive Group (“BIG”) and AccessMedia.

Broadcaster

Prior to November 2006, AccessMedia’s business model consisted of an online entertainment portal that charged users a monthly subscription fee. In November 2006, the Company decided to focus its efforts and resources related to building a user base. Because of this, the Company incorporated BIG, which will focus on building innovative products online and offering our community numerous content offerings. We continue to offer our subscription model. It attracts far less traffic than our free business model, and revenues in the quarter ended March 31, 2007 from our subscription model declined from revenues in the quarter ended December 31, 2006. We do not presently generate revenues from our free business model. We are currently concentrating on building an increasing number of unique monthly visitors and repeat use of broadcaster.com by these visitors.

The Company released iGrab and studioPro as new tools for customers to download and use. In addition the Company anticipates releasing several new tools that will continue to enhance the user experience and provide a safe environment for users.

In 2004, we began exploring various ways to enhance shareholder value, including the further migration of the Company from a traditional or packaged software company to offering downloadable media and content over the Internet. We believe that the growth and reach of the Internet coupled with the predictability of recurring revenues should lead to enhanced shareholder value. As such, during 2005 we began discussions with AccessMedia, a developer of a platform for delivering real-time and interactive media over the Internet through its unique “virtual set-top box” technology. Concurrent with the completion of the acquisition of AccessMedia on June 1, 2006, we changed our name to Broadcaster, Inc.

Highlights for the nine months ended March 31, 2007 consisted of:

•

As a result of our new business model, we recorded 32,383,755 absolute unique visitors for the month of March as tracked by Google Analytics.

•

Release of new innovative products such as iGrab StudioPro and BroadcasterLive.

•

We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), effective July 1, 2006, resulting in a non-cash expense of $1,887,000 for the nine months ended March 31, 2007 and $684,000 for the three months ended March 31, 2007;

•

With the sale of Houseplans which occurred on May 2, 2007, management sale focus and resources will be focused on growing our online business.

•

We completed the move of our headquarters from Northern California to Southern California where AccessMedia is based.

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

We provide users with delivery of both short and long form digital entertainment content − giving them the power to download content to their desktop computer, laptop, PSP, video iPod or preferred mobile devices. We enable consumers to easily find, organize, download and enjoy the growing volumes of high quality content available online. Our capabilities span our proprietary media library, media under license, and media readily available on the Internet. We are also in discussions with major studios, cable and television networks, music labels, and game producers to become a gateway for the direct delivery of first run movies, popular television shows, music and online games.

Our innovative products and content offerings redefine the user experience on the Internet. Here is a list of our innovative products and content offerings.

Innovative Products

Broadcaster’s technologies are utilized throughout its product suite to create innovative, leading edge products for the support of video entertainment on demand:

•

BroadcasterLive! – allows the Broadcaster community to enable their webcams and start broadcasting and chatting to the world.

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

•

Broadcaster’s Deskbar – notifies users of interesting content based upon their preferences; it will be released in the future.

•

Broadcaster’s Parental Control– assures that only authenticated users are able to access mature content while surfing anywhere on the Internet; it will be released in the future.

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

•

Music – In addition to hundreds of thousands of artist profiles and album reviews, users can watch over 6,000 music videos and listen to over 600,000 sample MP3s.

•

Games and Mobile Media– Broadcaster offers a variety of interactive computer games and flash videos. Users can also download viral videos, podcasts and vodcasts directly to their PSP, iPod or mobile device by accessing our Mobile Media channel.

Sale of Houseplans, Inc

Subsequent to the quarter, on May 2, 2007, we sold 100% of the issued and outstanding capital stock of Houseplans to Kransco Houseplans, LLC, for $8 million. The purchase price is composed of $5 million in cash on closing and a note payable of $3 million, paid in installments over a three year period. The note payable consists of eight quarterly payments of $250,000 commencing on March 31, 2008, and a final payment of $1,000,000 payable on March 31, 2010. The note payable bears interest at a rate of 5% and any accrued interest will be paid on each installment.

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

During the quarter ended December 31, 2006, our Board of Directors amended the revenue milestone to include unique visitors with each visitor equal to $1.00. The Company accomplished the first milestone in the quarter ended December 31, 2006. In the quarter ended March 31, 2007, the Company accomplished the remaining four milestones and an additional 28,000,000 shares of common stock have been issued.

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

As required by the merger agreement, we are required to issue Baytree Capital 5% of all shares issued under the AccessMedia earn-out. Baytree Capital is a company controlled by one of our principal shareholders and a former AccessMedia shareholder. As a result of the 28,000,000 shares of common stock earned by former AccessMedia shareholders in the quarter, we issued Baytree Capital 1,400,000 additional shares of common stock in the quarter ended March 31, 2007.  Our Goodwill also increased by approximately $37,632,000 for the quarter ended March 31, 2007.

Sale of Precision Design

In June 2006, we sold Precision Design, our legacy software business as part of our overall strategy to position the Company solely as an online business. We received a combination of $6.5 million in cash and an interest free note of $1.5 million, which was paid in full on July 3, 2006. $0.5 million of the purchase price is deposited in an indemnity escrow to secure certain representations and warranties included in the asset purchase agreement. Included in the assets sold were the TurboCad and DesignCAD product lines as well as other design and personal productivity titles. We received the escrow in the quarter ended March 31, 2007.

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

Revenue Recognition

Revenues are recognized in accordance with American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, With Respect to Certain Transactions. Revenue is recognized when persuasive evidence of an arrangement exists, product or service has been delivered, the fee is fixed and determinable, and collection of the resulting account is probable.

•

Subscription revenues are recognized ratably over the contract period.

•

Revenues related to the display of advertisements on the Internet as impressions (the number of times that an advertisement appears in pages viewed by users) are delivered, as long as no significant obligations remain at the end of the period. To the extent that significant obligations remain at the end of a period, the Company will defer recognition of the corresponding revenues until the remaining guaranteed amounts are achieved.

•

Revenues from the display of text-based links to the websites of its advertisers are recognized as the click-throughs (the number of times a user clicks on an advertiser’s listing) occur.

•

For software and content delivered via the Internet, revenues are recorded when the customer downloads the software, activates the subscription account or is shipped the content. For online media revenue when payment is collected.

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

In accordance with SFAS No. 142, Goodwill and Intangible Assets, goodwill is being assessed for impairment annually or more frequently if circumstances indicate impairment. The Company’s assessment of goodwill at September 30, 2006 indicated that no impairment existed at that date.

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

Results of Operations

The following tables set forth our results of operations that reflect the sale of Houseplans and include only results from continuing operations for the three and nine months ended March 31, 2007 and 2006.

Three Months Ended March 31, 2007 compared to the Three Months Ended March 31, 2006.

	Three months ended March 31,
(In Thousands)	2007	2006
Net revenues	$1,226	$—
Product cost	2,473	—
Gross margin	(1,247)	—
Operating expenses
Sales & marketing	210	—
General & administrative	2,300	889
Research & development	105	—
Total operating expenses	2,615	889

Operating loss	(3,862)	(889)
Other income (expenses)
Interest expense	(18)	—
Interest income	81	83
Gain on sale of assets	(104)	—
Realized Gain - securities		—
Unrealized Gain - securities		—
	(41)	83
Loss before income tax	(3,903)	(806)
Income tax benefit (provision)	203	—
Loss from continuing operations	(4,106)	(806)
Gain (Loss) from discontinued operations, net of income tax	(12)	206
Gain (Loss) from the sale of discontinued operations, net of income tax	997	776
Loss	$(3,121)	$250

	Nine months ended March 31,
(In Thousands)	2007	2006
Net revenues	$6,068	$—
Product cost	5,076	—
Gross margin	992	—
Operating expenses
Sales & marketing	3,454	—
General & administrative	6,439	1,948
Research & development	105	—
Total operating expenses	9,998	1,948

Operating loss	(9,006)	(1,948)
Other income (expenses)
Interest expense	(56)	(108)
Interest income	319	158
Gain on sale of assets	(104)	—
Realized Gain - securities	(6)	689
Unrealized Gain - securities	6	76
	159	815
Loss before income tax	(8,847)	(1,133)
Income tax benefit (provision)	(241)	—
Loss from continuing operations	(8,606)	(1,133)
Gain (Loss) from discontinued operations, net of income tax	(773)	(749)
Gain (Loss) from the sale of discontinued operations, net of income tax	997	302
Loss	$(8,382)	$(1,580)

All of the numbers which follow are approximate and have been rounded to the nearest thousand dollars.

Net Revenues

With the sale of Houseplans, we have two operating subsidiaries. AccessMedia operates our subscription model and BIG operates our free model. AccessMedia generated revenues of $1,226,000 and $6,068,000 for the three and nine months ended March 31, 2007. The revenues in the three months ended March 31, 2007 decreased 35% from the quarter ended December 31, 2006. Due to the change in business model, we expect this trend to continue since the revenues are from the subscription model. Revenues include software sales, Internet media advertising sales and the sale of text-based Internet links. Sales of downloaded products are recognized ratably over the term of the license sold. Sales of advertisements are recognized upon the delivery of the impressions guaranteed. Sales of click-throughs are recognized upon delivery of the click-throughs guaranteed. BIG, which operates our free entertainment portal, does not expect to generate revenues until fiscal 2008.

Gross Margin

Our consolidated gross margin was ($1,247,000) and $992,000 for the three and nine months ended March 31, 2007 respectively. The decrease in gross margin is a result in the change of our business model. We expect our gross margins to decrease until July 2007 at which time we expect to begin generating revenues from BIG.

AccessMedia’s cost of revenues consists of costs related to the products and services AccessMedia provides to customers. These costs include materials, salaries and related expenses for product support personnel, depreciation and maintenance of equipment used in providing services to customers and facilities expenses. The cost of revenues increased as a function of increasing activity over the periods and as result of amortization of assets acquired during 2005. Alchemy Communications, Inc., a company controlled by Mr. Nolan Quan, our principal shareholder, provides us with services including Internet connectivity, hosting services, programming services and equipment and office facilities. During the three and nine months ended March 31, 2007, product costs included $322,000 and $633,000 related to these services.

BIG’s cost of revenues consists of costs related to the development of tools and the broadcaster.com website.

Sales and Marketing

Sales and marketing expenses were $210,000 and $3,454,000 for the three and nine months ended March 31, 2007. This was principally due to the Merger with AccessMedia, and the launch of BIG.

Sales and marketing expense for BIG consists primarily of salaries and related expenses for sales, support and marketing personnel, commissions, costs and expenses for customer acquisition programs and referrals, a portion of facilities expenses and depreciation and amortization of equipment. BIG’s expense levels have increased because of staffing and costs involved in testing and prototyping BIG’s programs for selling its software, advertising and text-based links. BIG anticipates that sales and marketing expense will continue to increase in absolute dollars as BIG adds sales and marketing personnel and increases its customer acquisition activities.

General and Administrative

General and administrative expense consists primarily of salaries and related expenses for administrative, finance, legal, human resources and executive personnel, fees for professional services and costs of accounting and internal control systems to support its operations. Expenses have increased primarily due to the addition of personnel in management and administration to support the increasing activity levels and as a result of amortization of assets acquired during 2006. Additionally, the adoption of SFAS 123 R resulted in an expense of $684,000 and $1,887,000 for the three and nine months ended March 31, 2007. We expect we will incur approximately $1,267,740 of non-cash stock option expense over the next six quarters related to the fair value of options unvested at March 31, 2007.

We anticipate that general and administrative expense will continue to increase in absolute dollars as BIG builds its management team and hires additional administrative personnel and incurs increased costs such as professional fees. BIG expects to secure a number of services from a related party (Alchemy Communications) at a market rate. During the three and nine months ended March 31, 2007, general and administrative expenses included $88,000 and $139,000 related to services provided by Alchemy Communications, a company controlled by Mr. Nolan Quan, our principal shareholder.

Research and Development

Our research and development expenses consist primarily of salaries and benefits for research and development employees and payments to independent contractors, mainly our third party contract development teams.

Interest and Other, Net

Interest and other, net, was a net gain of $263,000 for the nine months ended March 31, 2007. This was due to an increase in cash balances and a reduction in debt obligations resulting from the deployment of proceeds from the sale of Precision Design.

Provision for State and Federal Income Taxes

We recorded income tax benefit of $241,000 for the nine months ended March 31, 2007. The tax benefit for the nine months ended March 31, 2007 primarily represented the release of deferred tax provision on amortization of intangible assets offset by accrued Canadian income taxes.

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

As a result of this sale we recorded a loss on the sale of discontinued operations of $843,000 during the three months ended September 30, 2005. This loss calculation does not consider the remaining cash held in escrow of approximately $0.3 million. The balance of escrow was released in the 3rd quarter, and was recorded as a gain on sale in the quarter.

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

Basis of Presentation of Sale of Houseplans

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

Sale of Houseplans

Subsequent to the quarter, on May 1, 2007, we sold 100% of the issued and outstanding capital stock of Houseplans to Kransco Houseplans, LLC, for $8 million. The purchase price is composed of $5 million in cash on closing and a note payable of $3 million, paid in installments over a three year period. The note payable consists of eight quarterly payments of $250,000 commencing on March 31, 2008, and a final payment of $1,000,000 payable on March 31, 2010. The note payable bears interest at a rate of 5% and any accrued interest will be paid on each installment.

Liquidity and Capital Resources

Net cash used in operating activities was ($7,715,000) for the nine months ended March 31, 2007 in contrast to ($1,133,000) for the nine months ended March 31, 2006.

Net cash provided by investing activities was $1,730,000 for the nine months ended March 31, 2007 in contrast to $9,920,000 in the nine months ended March 31, 2006. A principal factor for the nine months ended March 31, 2007 consisted of $1,500,000 received from the sale of Precision Design. For the nine months ended March 31, 2006, the principal factor consisted of $9,466,000 received from the sale of Allume offset by ($1,807,000) used in discontinuing operations and investing activities from the same sale.

Our net cash used in financing activities for the nine months ended March 31, 2007 was ($4,544,000) consisting of cash used in discontinuing operations and financing activities.

At March 31, 2007, we had $7,605,000 in cash which is sufficient to meet all of our working capital needs during this current fiscal year and beyond. We have no material indebtedness, other than a note payable to a related party discussed in Related Party Transactions below.

Our March 31, 2007 cash position represents a $1,861,000 decrease from the $9,466,000 balance as of December 31, 2006 and a $4,903,000 decrease from the $12,508,000 balance as of June 30, 2006. Working capital at March 31, 2007 was $11,154,000. This represents a decrease of $655,000 over the working capital at December 31, 2006 of $11,910,000 and a decrease of $5,501,000 over working capital at June 30, 2006 of $16,655,000.

We may seek, in the future, additional equity and/or debt financing to sustain our growth strategy. However, we believe that we have sufficient funds to support our operations at least for the next 12 months, based on our current cash position, equity sources and borrowing capacity.

Related Party Transactions

When we acquired AccessMedia on June 1, 2006, we acquired its demand note payable of $1,725,000 payable to Mr. Nolan Quan, who became our principal shareholder in conjunction with the AccessMedia acquisition. The note pays below market interest of 4% per annum. Mr. Quan controlled AccessMedia and controls Alchemy Communications which provides us with services described under “Results of Operations,” above. Mr. Quan controls four limited liability companies that are our principal shareholders. They provide no other services to us. The remaining shareholder of AccessMedia was Mr. Michael Gardner. Mr. Gardner is the sole managing member of Baytree Capital which received 2,450,000 shares of our common stock in connection with the Merger, consisting of 1,450,000 shares as a financial advisory fee and 1,000,000 shares as a consulting fee. Baytree Capital continues to provide consulting services, and earned 5% of the AccessMedia earn-out shares. These services consist primarily of managerial advice, strategic advice, capital markets advice and working with our lawyers in connection with, among other things, our filings with the Securities and Exchange Commission. Mr. Sean Deson, our new Chairman of the Board, is a managing director of, but does not control, Baytree Capital.

Risk Factors

Our business is subject to a number of risk factors which investors should review before deciding to purchase or sell our common stock, including the risk factors found in our annual report on Form 10-KSB, as amended, for the year ended June 30, 2007 and those listed below.

If Viacom Inc. wins its recently filed copyright infringement case, or if we face similar litigation, it may have several adverse affects upon our business and future operating results.

On March 13, 2007, Viacom Inc. announced that it has sued YouTube and Google, Inc. in the U.S. District Court for the Southern District of New York for massive intentional copyright infringement of Viacom's entertainment properties. The suit seeks more than $1 billion in damages, as well as an injunction prohibiting the defendants from further copyright infringement. The Digital Millennium Copyright Act, or DMCA, has safe harbor provisions that provide independent service providers cannot be held liable for infringing material posted by one of its users if it takes down the material once it is notified. The defendants claim they are covered under the DMCA’s safe harbor because they immediately respond to notices to remove allegedly infringing content and further assert that they are protected by the doctrine of fair use. Our business model is similar to that of the defendants. There is a risk that our users may, without proper authority, upload and publish content that is the property of a third party and therefore infringe the copyright of such third party. In addition, because of our focus on automation, like the defendants, our operations do not usually involve any human-based review of content prior to publishing on the site. Although our website’s terms of use specifically require customers to represent that they have the right and authority to reproduce the content they provide and that the content is in full compliance with all relevant laws and regulations, we do not have the ability to determine the accuracy of these representations on a case-by-case basis.

Therefore, a judgment in favor of Viacom, or similar litigation against us, has a number of risks including:

•

Significantly increasing the likelihood of similar litigation being filed against us and may be an adverse legal precedent;

•

We may be subject to expensive copyright litigation;

•

We may incur substantial penalties if we are found to have violated any copyrights;

•

Any adverse result may require us to remove a number of videos and decrease our ability to sell advertising which is directly dependent upon the number of repeat users of our website;

•

If we become legally obligated in the future to perform manual review of all content uploaded to our website, we will encounter increased costs that will materially affect our results of operations.

Because our only business is our online entertainment unit, if that business does not result in the generation of material revenues, we may need future financing and be required to change our business.

Because of the recent sale of Houseplans, Inc., our wholly-owned subsidiary, we are now solely dependent upon our remaining business, Broadcaster.com, an online entertainment community, for revenue. We changed our online business model late last year and now the only revenue we will generate will be from the future sale of advertising. There can be no assurances we will attract sufficient users to our website to be able generate material revenue from advertising. If we are unable to generate material revenue from broadcaster.com, our future operating results and financial condition will be adversely affected.

Forward-Looking Statements

This quarterly report on Form 10-QSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including our growth and profit opportunities, the initiation of advertising revenues, and our liquidity. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements other than statements of historical facts included or incorporated by reference in this report, including statements regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans, and objectives, are forward-looking statements. When used in this report, the words “will,” “believe,” “anticipate,” “plan,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Although we believe that our plans, intentions, and expectations reflected in or suggested by the forward-looking statements we make in this report are reasonable, we cannot assure you that these plans, intentions, or expectations will be achieved. Actual results may differ materially from those stated in these forward-looking statements as a result of a variety of factors including acceptance by consumers of our current and future products, including the continued growth of our new business model, the repeated usage of our free website, the acceptance by advertisers of our website metrics, our ability to complete development of new products, the risk factors contained in our Form 10-KSB, as amended, for the year ended June 30, 2006 and the risk factors contained in this Report. We do not undertake any duty to update these forward-looking statements.

ITEM 3 - CONTROLS AND PROCEDURES

(a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as of March 31, 2007, the end of the period covered by this quarterly report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

(b) We have evaluated our accounting procedures and control processes in place as of March 31, 2007 related to material transactions to ensure they are recorded timely and accurately in the financial statements. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

As previously reported, our subsidiary, AccessMedia, was named as one of a number of co-defendants in a suit filed by the FTC on August 8, 2006. Management continues to believe that the claims are without merit and intends to defend the actions vigorously. While our management believes there is no legal basis for liability, due to the uncertainty surrounding the litigation process, no reasonable estimate of loss is available. In addition, AccessMedia was also named as one of a number of co-defendants in a suit filed by the Washington State Attorney General on or about August 8, 2006. This was settled on April 19, 2007.

We were served with a lawsuit by the shareholders of America’s Biggest Inc., which was filed on March 16, 2007 in the Superior Court in Santa Clara, California. The lawsuit alleges a number of theories, including breach of contract. The plaintiffs claim they were entitled to further consideration than what was originally negotiated. Management believes that the claims are without merit and intends to defend the actions vigorously. While our management believes there is no legal basis for liability, due to the uncertainty surrounding the litigation process, no reasonable estimate of loss is currently available.

As previously reported, our subsidiary, AccessMedia was named as one of a number of defendants in a suit filed by the Washington State Attorney General on or about August 8, 2006. This matter was fully and resolved on April 19, 2007 when AccessMedia entered into a final settlement agreement, together with all other named defendants, which did not include any finding or admission of wrongdoing.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5 - OTHER INFORMATION

Not Applicable

ITEM 6 - EXHIBITS

Exhibits

The following exhibits are filed as part of, or incorporated by reference into this Report:

Number	Exhibit Title
10.1	Houseplans, Inc. Stock Purchase Agreement(1)(2)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

———————

(1)

Portions of Section 3.4 have been redacted and are the subject of a Confidential Treatment Request.

(2)

In accordance with SEC rules, we have omitted Exhibits A through F from the Stock Purchase Agreement as schedules and will provide copies to the Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROADCASTER, INC.

Date: May 21, 2007

By:	/s/ Martin Wade, III
Martin Wade, III
Chief Executive Officer

By:	/s/ Blair Mills
Blair Mills
Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Number	Exhibit Title
10.1	Houseplans, Inc. Stock Purchase Agreement(1)(2)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

———————

(1)

Portions of Section 3.4 have been redacted and are the subject of a Confidential Treatment Request.

(2)

In accordance with SEC rules, we have omitted Exhibits A through F from the Stock Purchase Agreement as schedules and will provide copies to the Commission upon request.