Form 10KSB
period 2007-06-30
BROADCASTER INC
filed 2007-10-15
CIK 814929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-KSB

———————

☒

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  June 30, 2007

☐

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

———————

BROADCASTER, INC.

(Name of small business issuer in its charter)

———————

Delaware	0-15949	94-2862863
(State or Other Jurisdiction of	(Commission	(I.R.S. Employer
Incorporation or organization)	File Number)	Identification No.)

9201 Oakdale Avenue, Suite 200, Chatsworth, CA 91311

(Address of Principal Executive Office) (Zip Code)

(818) 206-9274

Issuer’s telephone number

N/A

(Former name or former address, if changed since last report)

———————

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, par value $0.001

(Title of Class)

———————

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

Issuer's revenues for its most recent fiscal year: $6,913,000.

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the average bid and asked price of the common stock as of September 28, 2007 was approximately $116,875,101.

As of September 28, 2007 51,261,000 shares of the issuer's common stock, $.001 par value, were outstanding.

Documents incorporated by reference: None

Transitional small business disclosure format: Yes ☐    No ☒

BROADCASTER, INC.

FORM 10-KSB ANNUAL REPORT

FOR THE YEAR ENDED JUNE 30, 2007

TABLE OF CONTENTS

PART I

Item 1.      Description of Business

1

Item 2.      Description of Property

13

Item 3.      Legal Proceedings

13

Item 4.      Submission of Matters to a Vote of Security Holders

14

PART II

Item 5.      Market for Common Equity and Related Shareholder Matters

15

Item 6.      Management's Discussion and Analysis or Plan of Operation

16

Item 7.      Financial Statements

22

Item 8.      Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

47

Item 8A.   Controls and Procedures

47

Item 8B.   Other Information

47

PART III

Item 9.      Directors, Executive Officers, Promoters, Control Persons and Corporate Governance;

Compliance with Section 16(a) of the Exchange Act

48

Item 10.    Executive Compensation

51

Item 11.    Security Ownership of Certain Beneficial Owners and Management

53

Item 12.    Certain Relationships and Related Transactions

54

Item 13.    Exhibits

55

Item 14.    Principal Accountants Fees and Services

57

SIGNATURES

58

INDEX TO EXHIBITS

PART I

Item 1.

Description of Business

Our Business

Broadcaster, Inc. (“Broadcaster”) is a Delaware corporation which is primarily engaged in the business of operating a Social Video Network over the Internet. Among its innovative features, Broadcaster’s Social Video Network provides a two-way interactive video chat interface. Broadcaster’s website which contains its Social Video Network is located at www.broadcaster.com. In July 2007, we released our free Social Video Network.

Broadcaster.com is a global Internet entertainment network providing consumers with access to online entertainment that is fast, easy, safe, fun, and of great value. We offer a wide variety of on-demand programming including movies, music, television shows, viral videos, mobile media, games, news, sports, and other entertainment focused content, in one place that can be viewed or downloaded at anytime and on any device. Broadcaster.com is a Social Video Network that empowers registered members to become broadcasters, either of themselves through webcam video chat, or as producers broadcasting from playlists of live and pre-recorded content. Broadcasters are able to edit their programming with free Broadcaster tools, find an audience by inviting and adding other viewers to their friends list, and notify their audience of broadcast schedules and updates to channel content. Since its launch in December of 2006, Broadcaster.com has amassed loyal audiences that upload and view millions of video files each month. Broadcaster’s ever expanding library of content offers a wide variety of full-length movies, music videos, news feeds, original and proprietary content.

In July 2007, we released our free Social Video Network – a two-way interactive video and chat interface and community building tool - which we believe will be the next evolutionary step in online social communications. In August 2007, we released our breakthrough remote video technology. By simply embedding HTML code, any of the over 100 million MySpace and Facebook users can stream live video from a webcam to their MySpace or Facebook page. The remote video embedded code is available free on our Broadcaster.com website and seamlessly works with any website which permits HTML code to be embedded, including tens of thousands of blogs, bulletin boards, and social networking sites.

Our innovative products and content offerings redefine the user experience on the Internet. Here is a list of our innovative products and content offerings:

Innovative Products

Broadcaster’s technologies are utilized throughout its product suite to create innovative, leading edge products for the support of video entertainment on demand:

•

BroadcasterLive! – this is the core of the Social Video Network which features a two-way interactive video and chat interface and community building tool. In simple terms, BroadcasterLive! permits a person who has a webcam, or camera, to have direct and visual communications with other persons who have webcams.

•

Broadcaster’s Remote Video - by simply embedding HTML code, any of the over 100 million MySpace and Facebook users can stream live video from a webcam to their MySpace or Facebook page.

•

Broadcaster’s Video Mail – allows registered Broadcaster users to capture video images of themselves, and send these images through email.

•

Broadcaster’s iGrab – a powerful media search tool that allows users to find, download and organize videos and images to their hard drive.

•

Broadcaster Video – empowers users to upload and share video content within the Broadcaster community. Registered members can leave messages with other community members.

•

Broadcaster’s StudioPRO – allows users to capture and re-broadcast any video playing on their desktop, including live streaming video, pre-recorded video clips, and picture images. It is similar to a digital video recorder or Tivo© device.

•

Broadcaster’s Toolbar – notifies users of interesting content based upon their preferences; it will be released in the future.

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

•

Breaking News – users can access real-time news articles, photos and video downloads covering everything from entertainment and sports to world news and celebrity gossip.

•

Music – In addition to hundreds of thousands of artist profiles and album reviews, users can watch over 6,000 music videos and listen to over 600,000 sample MP3s.

•

Games and Mobile Media – Broadcaster offers a variety of interactive computer games and flash videos. Users can also download viral videos, podcasts and vodcasts directly to their PSP, iPod or mobile device by accessing our Mobile Media channel.

Business History

We historically operated as a software company. Prior to the acquisition of AccessMedia Networks, Inc. (“AccessMedia”) on June 1, 2006, we operated in two business segments: (i) computer aided design and precision engineering (“Precision Design”) and (ii) house plans and architectural drawings (“Houseplans”). We disposed of Precision Design in June 2006 and Houseplans in May 2007. The Social Video Network and Broadcaster business described above is operated by a wholly-owned subsidiary, Broadcaster Interactive Group, Inc. (“BIG”). We previously operated an Internet-based business that provided entertainment content including old television shows and other media through AccessMedia. AccessMedia’s business model was a subscription-based model where it charged users a fee in exchange for a period of time within which the user had complete access to www.AccessMedia.tv. We continued to support the AccessMedia business but ceased selling subscriptions in about November 2006. We recently closed down this business as all of the subscriptions lapsed. We expect to launch a different subscription-based Internet offering later in 2007.

In 2004, we began exploring various ways to enhance shareholder value, including the further migration of Broadcaster from a traditional or packaged software company to offering downloadable media and content over the Internet. We believe that the growth and reach of the Internet coupled with the predictability of recurring revenues should lead to enhanced Broadcaster shareholder value.

Until about December 2006, we relied upon the AccessMedia subscription model for our Internet business, not including the Houseplans business which we sold in May 2007. In December 2006, we switched our Internet entertainment model from AccessMedia’s subscription business concept to a free model relying on providing a robust variety of services and content with the aim of generating revenues from the sale of advertising. Additionally, our Social Video Network was launched in July 2007. Accordingly, we have limited historical operating and financial data on which to plan our future operating expenses or forecasting our future results of operations. The revenues we are currently receiving are insufficient to generate positive cash flows from operations. Because of the new business model, we face risks and uncertainties relating to our ability to implement our business plan successfully. In particular, we are relying upon our ability to attract users to an instant video method of communication.

The Acquisition

As a result of our change of focus, we entered into an acquisition agreement with AccessMedia in which we issued a large block of our shares to the AccessMedia shareholders. We completed the acquisition with AccessMedia on June 1, 2006 pursuant to which we issued 14,500,000 shares of our common stock and agreed to issue up to an additional 17,500,000 shares of our common stock upon achievement of certain revenue milestones to the former shareholders of AccessMedia. Concurrent with the completion of the acquisition of AccessMedia, we changed our name to Broadcaster, Inc. During fiscal 2007, we issued additional shares. See Item 6, “Management’s Discussion and Analysis or Plan of Operation” for further details on the acquisition.

Our Relationship with Alchemy, Inc.

As an Internet-based business, we depend substantially on the ability to provide continual and immediate access to users. One of our principal shareholders, Mr. Nolan Quan, was one of the principal shareholders of AccessMedia. Mr. Quan also controls Alchemy, Inc., a California-based corporation that provides all of our backend needs including the use of its servers and databases. Alchemy, under the direction of Mr. Quan, also provides us various technical services including programming and research and development and network management. See Item 12, “Certain Relationships and Related Transactions” which describes the transactions between Alchemy and Broadcaster. Additionally, see Item 6, “Management’s Discussion and Analysis or Plan of Operation” which describes the expenses we incurred during the fiscal year ended June 30, 2007 with regard to Alchemy. We are subleasing our facilities directly from Alchemy and the sublease expires on October 31, 2007.

Sales and Marketing

Our sales and marketing efforts are divided into two categories – first, we need to attract sufficient users or traffic to our website. Once we reach that point, we need to generate revenues. Beginning in fiscal 2007 and continuing to date, we have spent substantial sums placing Internet advertising on other websites seeking to attract users to our site with the expectation that many will become regular users or visitors and enable us to be able to sell advertising profitably. We outsource all of our purchasing of advertising using third party brokers to place the advertisements for us.

Our primary revenue model is through the sale of Internet advertising. We commenced selling Internet advertising on our website in July 2007. Our revenues to date from this aspect of our business have been nominal. We hired one employee who is responsible for our Internet advertising. Additionally, part of his duties encompasses placing Internet advertising in order to generate traffic. With the recent launch of our Social Video Network and the remote video tool, we are hopeful that users of social networks like MySpace and Facebook will use our webcam HTML code on these websites and gravitate back to Broadcaster.com and take advantage of the enhanced tools available on our website. In turn, if we can attract large numbers of users, we will be able to sell advertising at higher rates.

Additionally, part of our business model envisions the sale of webcams as part of a bundled package where we will also provide specialized content on a subscription basis. We expect to launch this new feature later in 2007.

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

We believe we compete with three Internet websites – YouTube, Go Fish and Paltalk. YouTube dominates the market for user-generated content or videos which are uploaded to YouTube. Go Fish provides its own produced content, as well as third party content which it licenses. Paltalk competes with our Social Video Network and originated the concept of a two-way video cam concept. Based upon publicly available metrics complied by third party services, we believe that both Go Fish and Paltalk each have a larger user base. The principal methods of competition are the available tools and products and services offered by us and by our competitors, as well as brand name recognition. We also believe that because we combine all of the concepts and features, that provide us with a competitive advantage because users do not have to jump from website to website.

Dependence on Major Customers

No single customer accounted for greater than 10% of our revenues in fiscal year 2007 or 2006.

Product Development

The majority of development costs relating to the Internet content segment relate to development of our website and databases to host the content. All of our web development is internally developed by our own staff and outsourced as needed principally from Alchemy.

Our research and development expenses for fiscal 2007 are related to BIG which did not generate revenue during the 2007 fiscal year. Because BIG began generating revenue in July 2007, we expect that our research and development expenses will be reduced on a proportionate basis as many of these expenses will now be classified as costs of goods sold. Our research and development expenses consisted primarily of salaries and benefits for research and development employees and payments to independent contractors. We spent approximately $1,814,000 and $0 on research and development in the years ended June 30, 2007 and 2006, respectively. Our 2007 research and development expenses included $739,000 paid to Alchemy controlled by Nolan Quan, one of our principal shareholders. We will continue to invest in existing and new products and services which reflect our commitment to developing our core products and services as well as maintaining strong relationships with our internal and contract development teams.

Proprietary Rights and Licenses

We use the following trademarks and service marks in our business: Broadcaster and AccessMedia.

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

Several of the licenses are licensed from related parties. Some of these licenses were acquired from related parties in the AccessMedia acquisition. The licensor of these licenses is Broadcaster LLC, a company controlled by Mr. Nolan Quan, one of our principal shareholders. In the ordinary course of business we will continue to acquire licenses to allow us to deliver our products and services in a timely manner. During the fiscal year ended June 30, 2007, we paid $545,000 to buy additional licenses, of which $434,000 was paid to related persons. Related person licenses consisted of $86,000 paid to Mr. Nolan Quan, $220,000 paid to Alchemy F/X, Inc. (“Alchemy F/X”), $105,000 paid to Alchemy, a company controlled by Mr. Quan, $8,000 paid to each of Blair Mills our Chief Financial Officer and Sanger Robinson, President of BIG, and $2,000 paid to Rob Gould, Vice President of Marketing BIG. All of the licenses acquired in 2007 were related to software used in the development of the broadcaster.com web sites. The acquisition of these licenses provided for the company to obtain the exclusive license to the peer to peer software that was acquired in the AccessMedia acquisition, and for other software necessary in the development of the site. Messrs. Quan and Gould each own 50% of Alchemy FX.

Sale of Houseplans, Inc.

On May 2, 2007, we sold 100% of the issued and outstanding capital stock of Houseplans to Kransco Houseplans, LLC, for $8 million. The selling price is composed of $5 million in cash on closing and a note receivable of $3 million, paid in installments over a three-year period. The note receivable consists of eight quarterly payments of $250,000 commencing on March 31, 2008, and a final payment of $1,000,000 payable on March 31, 2010. The note receivable bears interest at a rate of 5% and any accrued interest will be paid on each installment.

Acquisition Strategy

Our management believes that it is important to diversify its interests in Internet businesses and is actively seeking to acquire controlling or other interests in other Internet businesses. While we regularly engage in these kinds of discussions, they may or may not result in our entering into definitive agreements or closing any transactions. Because any acquisitions represent strategic changes in the direction of our business and are likely to involve the issuance of our securities and use of material cash resources, approval of our Board of Directors will be required. Because there is significant competition from many other companies including private equity firms for Internet companies, we may not be successful in closing any acquisitions or may be required to pay a higher price than is otherwise required. See the “Risk Factors” at the conclusion of this Item 1.

Corporate History

We were incorporated in California in 1982. In May 2007, we reincorporated in the State of Delaware.

Employees

As of September 28, 2007, we had 50 employees, of which 47 are full-time employees and three part-time employees. None of our employees are represented by a labor union and we have experienced no work stoppages. Our success depends to a significant extent upon the performance of our executive officers, key technical personnel, and other employees.

Reverse Split

Our Board of Directors and our shareholders approved a one-for-two reverse stock split. This split was effective June 22, 2007.

All historical numbers relating to shares of our common stock and the per share price, including the number of and the exercise price of options and warrants, have been adjusted to reflect the one-for-two reverse stock split effective on June 22, 2007.

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

Risks Related to Our Company

If we are unable to expand the number of users to our website and generate sufficient revenues from Internet advertising, your investment may be jeopardized.

In order to operate our website profitably, we must attract sufficient users, including users who regularly visit our website. Advertisers reply upon various metrics, including the number of unique visitors, the number of unique page views, and the number of repeat visitors. These metrics help advertisers determine whether or not to advertise on our website and the price which we will receive from them. If we unable to attract sufficient users, we will not generate sufficient revenues and your investment may be jeopardized.

We place advertisements with third parties to attract users to our website. We believe that our business will continue to rely on this method for attracting users in the foreseeable future. If we are unable to purchase these advertisements on cost-effective terms, this could limit our ability to attract users cost-effectively. If online advertising become less effective or more expensive, this method may not remain a useful means of attracting new users. If we were unable to continue to obtain Internet advertising on a cost-effective basis, our ability to attract new users would be impaired, which could harm our business.

Until persons begin to regularly visit our website because they find our products and services attractive, we will be required to spend substantial sums attracting users to our website.

During the fiscal year ended June 30, 2007, we spent approximately $6,288,000 on Internet advertising on other websites seeking to encourage persons to visit our website. Because the products and services we offered may not have been compelling to persons, we did not generate enough repeat visitors. Accordingly, we are continuing to spend substantial sums to encourage visitors to our website. While we are hopeful that our new Social Video Network will be attractive and encourage persons to visit our website regularly, we cannot assure you that this will occur. Accordingly, as we continue to change the products and services offered on our website, we are continuing to spend large sums attracting visitors.

If we fail to increase the number of users who regularly visit our website or fail to attract a sufficient number of advertisers, we will not be able to generate substantial revenues.

Advertising is currently a significant part of our business model. The success of our business depends in part on our ability to offer our advertising customers access to a large audience of users. As a result, it is critical to our success that we continually add substantial numbers of new users including many who regularly visit our website. In addition, we must attract users who respond to our ads by clicking through to advertisers’ web pages or purchasing the advertisers’ products, because these click through and conversion rates are critical to our ability to maintain and grow our advertising rates. If we are unable to meet these goals, we will not be able to generate substantial revenues.

Because our business model is unproven, it may not result in the generation of material revenues or profitability.

We recently launched our Social Video Network. It depends upon users being willing to use webcams as part of their regular communications with third parties including strangers. Our business model employs no proprietary technology and is subject to willingness of users to utilize webcams and visit our website. Because our business model is unproven, we may not generate material revenues or become profitable. It is too early to predict whether consumers will accept, and continue to use on a regular basis, online video distribution and participate in our online video and webcam communities. In addition, distributing video and providing infrastructure for our Social Video Network will involve substantial operational costs. If we are unable to generate substantial repeat visitors to our website and sell advertising, our business model will not be successful.

If our Social Video Network and other services we offer on broadcaster.com are not successful, we will be required to write off significant goodwill from our balance sheet.

At June 30, 2007, our balance sheet contained approximately $68.2 million of goodwill arising from the AccessMedia acquisition. If our Social Video Network and other related Internet services are not successful in fiscal 2008, we will be required to write off part or all of this goodwill, which will be reflected as an additional net loss.

If we fail to enhance our existing services and products or develop and introduce new features in a timely manner to meet changing customer requirements, our ability to grow our business will suffer.

Our Social Video Network depends in part on rapidly changing technologies, which will impact our capacity to allow multiple users. These market characteristics are heightened by the emerging nature of the Internet and the continuing trend of companies from many industries to offer Internet-based applications and services. The widespread adoption of new Internet, networking, streaming media, or telecommunications technologies or other technological changes could require us to incur substantial expenditures to modify or adapt our operating practices or infrastructure. Our future success will depend in large part upon our ability to:

•

identify and respond to emerging technological trends in the market;

•

encourage users to develop channels and bring attractive and entertaining video to their channels;

•

develop programming that attracts and retains large numbers of unique viewers and visitors;

•

enhance our products by adding innovative features that differentiate our digital media services and applications from those of our competitors;

•

acquire and license leading technologies;

•

bring multimedia broadcast services and applications to market and scale our business on a timely basis at competitive prices; and

•

respond effectively to new technological changes or new product and services announcements by others.

We will not be competitive unless we continually introduce new services and programs or enhancements to existing services and programs that meet evolving industry standards and user needs.

Because there is a growing trend for persons to access the Internet through devices such as PDAs and cell phones, our Social Video Network may not gain widespread adoption by users of such devices.

In the United States, there are an increasing number of people who regularly access the Internet through PDAs, including BlackBerries and Treos, and cell phones rather than a personal computer. Our Social Video Network has been designed for rich graphical environments such as those available on desktop and laptop computers. The lower resolution, functionality and memory associated with alternative devices may make the use of our services through such devices difficult. As we have limited experience to date in operating versions of our service developed or optimized for users of alternative devices, it is difficult to predict the problems we may encounter in doing so, and we may need to devote significant resources to the creation, support and maintenance of such versions. If we are unable to attract and retain a substantial number of alternative device users to our online services, we may fail to capture a sufficient share of an increasingly important portion of the market for user-generated video.

We cannot assure you that persons who regularly access the Internet through PDAs and cell phones will be attracted to our Social Video Network because:

•

The small screens may make it impractical to use our Social Video Network;

•

The lower resolution functionality and memory associated with these alternative devices may make the use of our services through such devices difficult; and

•

Webcams have not been, to date, included on PDAs and cell phones, and adding webcams might be awkward given the size of these devices.

If we are successful in making acquisitions, it could disrupt our operations and harm our operating results.

Part of our business model centers around our ability to continue making acquisitions, principally involving companies engaged in Internet businesses. Acquisitions involve numerous risks, including the following:

•

we face major competition in seeking acquisitions of Internet companies;

•

difficulties in integrating the operations, technologies, products, and personnel of the acquired company;

•

diversion of management's attention from normal daily operations of the business;

•

potential difficulties in completing projects associated with in-process research and development;

•

difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;

•

insufficient revenues to offset increased expenses associated with acquisitions; and

•

the potential loss of key employees of any acquired company.

Acquisitions may also cause us to:

•

issue common stock that would dilute our current shareholders' percentage ownership;

•

use our limited resources;

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

If we are not able to retain our executive officers and key personnel, we may not be able to expand our business.

Our ability to generate substantial revenues depends our retaining our management team and attracting, assimilating, and retaining other highly qualified employees, including information technology, marketing, sales and support personnel. There is substantial competition for highly skilled employees in our industry, and due to California law, our key employees are not bound by agreements preventing them from terminating their employment with us at any time and competing with us. If we fail to attract and retain key employees, our business could be harmed.

If we are unsuccessful in increasing and maintaining our simultaneous viewer capacity, we will be unable to achieve broad appeal with a multiple user format.

Our ability to be an attractive platform for a multiple user format requires us to support a large number of simultaneous viewers and web broadcasters. Adding the necessary network capacity to meet increasing demand will be expensive, and we may not be able to do so successfully. If we are unable to expand capacity successfully and on acceptable terms, we will be unable to support major viewer draw events, which may limit our market opportunities. In particular, all of the backend or computer server hosting and other hardware is supplied by Alchemy, which is controlled by Mr. Nolan Quan, one of our principal shareholders. If Alchemy is unable to provide appropriate levels of service, it could disrupt our Social Video Network and substantially harm our business.

Because we rely on Alchemy for important services, any failure by it to continue to provide these services could materially harm our business.

In addition to providing the computer hardware and related services, Alchemy provides various programming, technical and consulting services and license technology to us.

In the fiscal year ended June 30, 2007, the various services provided by Alchemy and the other affiliated company cost us $1,849,000, not including office space which we sublet from Alchemy. If Alchemy were unable to continue providing these important services to us, we may have difficulty in recruiting sufficient replacement services and/or the cost will be substantially higher.

If we encounter system failures, it could damage our reputation and harm our business.

Continuous and uninterrupted performance of our systems is critical to our success. We must protect these systems against damage from fire, power loss, water damage, earthquakes, telecommunications failures, viruses, vandalism and other malicious acts, and similar unexpected adverse events. Our operations depend upon our ability to maintain and protect our computer systems, data centers and server locations. Our corporate headquarters and primary operations are located in Southern California as are Alchemy’s servers and data center. Southern California is an area susceptible to earthquakes and possible power outages. We have been advised by Alchemy that it does not have redundant hardware and systems in another location not susceptible to earthquakes. We cannot eliminate the risk of downtime caused by factors such as natural disasters and other events. Further, individuals may attempt to breach our network security, such as hackers, which could damage our network. The occurrence of any of these events could harm our business, operating results and financial condition.

If we cannot manage our growth effectively, we may not be able to sustain or increase our profitability.

As a result of our launching of our Social Video Network or if we are able to consummate acquisitions, we anticipate that we may incur material growth. Businesses which grow rapidly often have difficulty managing their growth. If our business grows as we anticipate, we will need to expand our management by recruiting and employing experienced executives and key employees capable of providing the necessary support. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial, and management controls and our reporting systems and procedures. We cannot assure you that our management will be able to manage our growth effectively or successfully. Our failure to meet these challenges could cause us to lose money, and your investment could be lost.

Because our limited operating history, it is difficult to evaluate our current business model.

Broadcaster.com launched in the quarter ended December 31, 2006, and we have limited historical financial data upon which to base planned operating expenses or forecast accurately our future operating results for this business model. The revenue received currently is insufficient to generate positive cash flows from our operations. Additionally, the income potential of our business and our website is unproven. Because of the relatively unusual nature of our business plan, and an unproven market, we face risks and uncertainties relating to our ability to implement our business plan successfully. Our future revenues and success depend significantly upon continuing consumer acceptance of, and participation in, user-generated video. User-generated video emerged as a new media approximately 18 months ago, and we cannot predict whether its popularity will remain.

If we cannot effectively compete, our future results of operations and financial condition will be adversely affected.

The markets in which we compete are intensely competitive, highly fragmented and characterized by rapidly changing technology and evolving standards. Because some of our competitors have substantially greater resources in market share, in order to compete effectively we may have to offer our products and services including our advertising revenue at prices which will not be profitable. The markets in which we operate are intensely competitive and characterized by rapidly changing technology and evolving standards. Moreover, because we have no proprietary technology which can impede future potential competition, we may face new competitors in the future. Currently, YouTube dominates the video uploading market and its parent, Google, Inc., has substantially greater financial, technical, marketing and other resources than we do. Our other competitors are Go Fish and Paltalk; both of these competitors have greater market share than we do currently. In the Internet business, being first is an important competitive advantage. Among other things, competitors may attract users and reduce the amount of time users visit our website. As a result, we may incur additional costs in attracting new users and be required to sell advertising at lower prices. This competition could materially adversely affect our business, operating results and financial condition.

Because of improper conduct by users of our website, we could be subject to claims and compliance costs.

We are subject to laws and regulations directly applicable to providers of Internet services both domestically and internationally. The application of existing domestic and international laws and regulations relating to issues such as user privacy and data protection, and intellectual property ownership and infringement in many instances is unclear or unsettled. In addition, we will also be subject to any new laws and regulations directly applicable to our Internet activities. Internationally, we may also be subject to domestic laws regulating our activities in foreign countries and to foreign laws and regulations that are inconsistent from country to country. We may incur substantial liabilities for expenses necessary to comply with these laws and regulations or penalties for any failure to comply. Compliance with these laws and regulations may also cause us to change or limit our business practices in a manner adverse to our business.

A number of United States federal laws, including those referenced below, impact our business. The Digital Millennium Copyright Act (“DMCA”) is intended, in part, to limit the liability of eligible online service providers for listing or linking to third-party websites that include materials that infringe copyrights or other rights of others. Portions of the Communications Decency Act (“CDA”) are intended to provide statutory protections to online service providers who distribute third party content. We rely on the protections provided by both the DMCA and CDA in conducting its business. Any changes in these laws or judicial interpretations narrowing their protections will subject us to greater risk of liability and may increase our costs of compliance with these regulations or limit our ability to operate certain lines of business. The Children’s Online Protection Act and the Children’s Online Privacy Protection Act are intended to restrict the distribution of certain materials deemed harmful to children and impose additional restrictions on the ability of online services to collect user information from minors. In addition, the Protection of Children From Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances. The costs of compliance with these regulations may increase in the future as a result of changes in the regulations or the interpretation of them. Further, any failures on our part to comply with these regulations may subject us to significant liabilities.

If we cannot address technological change in our industry in a timely fashion and develop new products and services, our future results of operations may be adversely affected.

The Internet and electronic commerce industries are characterized by:

•

rapidly changing technology;

•

evolving industry standards and practices that could render our website and proprietary technology obsolete;

•

changes in consumer tastes and user demands;

•

challenges, such as “click fraud,” that cast doubt on otherwise legitimate activities and practices; and

•

frequent introductions of new services or products that embody new technologies.

Our future performance will depend, in part, on our ability to develop, license or acquire leading technologies and program formats, enhance our existing services and respond to technological advances and consumer tastes and emerging industry standards and practices on a timely and cost-effective basis. Developing website and other proprietary technology involves significant technical and business risks. We also cannot assure you that we will be able to successfully use new technologies or adapt our website and proprietary technology to emerging industry standards. We may not be able to remain competitive or sustain growth if we do not adapt to changing market conditions or customer requirements.

If we are subject to intellectual property infringement claims, it could cause us to incur significant expenses, pay substantial damages and prevent service delivery.

The license agreements that permit us to use the licensed technology contain only limited representations and warranties of the licensor and limited rights to indemnification for claims of infringement. Third parties may claim that our products or services infringe or violate their intellectual property rights. Any such claims could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages and prevent us from using licensed technology that may be fundamental to our business service delivery. Even if we were to prevail, any litigation regarding its intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations. We may also be obligated to indemnify our business partners in any such litigation, which could further exhaust our resources. Furthermore, as a result of an intellectual property challenge, we may be prevented from providing some or all of its services unless it enters into royalty, license or other agreements. We may not be able to obtain such agreements at all or on terms acceptable to us, and as a result, we may be precluded from offering most or all of its products and services.

In order to comply with Section 404 of the Sarbanes-Oxley Act of 2002, we will be required to incur substantial expenses, and we may not be able to report that our internal controls are adequate.

In our Annual Report on Form 10-K for the year ended June 30, 2008, our management will be required to provide an assessment as to the effectiveness of our internal controls. Our Annual Report on Form 10-K for the year ended June 30, 2008 must be filed with the SEC by September 28, 2008. The assessment process required by Section 404 of the Sarbanes-Oxley Act of 2002 is new for small business issuers like Broadcaster and our financial and other management have no experience in testing or complying with these requirements. Accordingly, we may encounter problems or delays in completing our obligations. We expect that in order to do so we have to spend money on software, hire a consulting firm to assist us and devote substantial management time. Larger companies have incurred substantial expenses and time in complying with Section 404, although they did so under a more rigorous accounting standard and were required to also have an audit of their internal controls. We can not assure you we will be able to report that our internal controls are adequate.

Risks Relating to Our Common Stock

Because our stock price may be volatile due to factors beyond our control, you may lose all or part of your investment.

Our operating results have been in the past, and in the future are likely to be, subject to quarterly and annual fluctuations as a result of numerous factors, including:

•

our failure to generate increases in revenues,

•

our failure to achieve or maintain profitability,

•

actual or anticipated variations in our quarterly results of operations,

•

announcements by us or our competitors of significant contracts, new products, acquisitions, commercial relationships, joint ventures or capital commitments,

•

the loss of significant business relationships,

•

changes in market valuations of similar companies,

•

future acquisitions,

•

compliance expenses including the costs required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the cost of remediation, if any, or

•

independent reports relating to the metrics of our website, including the number of visitors.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs and divert our management’s time and attention, which would otherwise be used to benefit our business.

If we are required to raise capital in the future in order to meet the requirements of our business, such capital may be available, if at all, on unfavorable terms and may be very dilutive to our existing shareholders.

While we believe we have sufficient capital to meet our needs for the next 12 months, our inability to achieve meaningful revenues or reduce our costs may cause us to seek new financing. We may also need capital to complete acquisitions. Our ability to raise future equity or debt capital will be dependent upon future market conditions as well as our results of operations. Such capital may be available, if at all, on very unfavorable terms and may be extremely dilutive to existing shareholders. Accordingly, this may cause our future stock price to fall.

Since our common stock is subject to the Securities and Exchange Commission’s penny stock rules, you may experience substantial difficulty in selling our common stock.

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

Our common stock is quoted on the Over-the-Counter Bulletin Board or OTCBB, which is less liquid than the New York Stock Exchange, the American Stock Exchange or The Nasdaq Stock Market. This may hinder your ability to sell your common stock and result in you receiving a lower price than the quoted price when you sell your shares. Although we have applied to list our common stock on the American Stock Exchange, we do not meet the $3.00 minimum stock price and, as a result, for this and other reasons, our common stock may never be listed on the American Stock Exchange. Accordingly, investors may lose money due to this lack of liquidity.

Because the ownership of our common stock is highly concentrated, it will prevent you and other shareholders from influencing significant corporate decisions and will allow a few significant shareholders to control the direction of our business.

Messrs. Nolan Quan and Michael Gardner control approximately 65% of our common stock. Although they have no written agreement, they have agreed to vote together and have acted together in controlling Broadcaster since we acquired AccessMedia on June 1, 2006. Accordingly, acting together, they are able to control all matters which come before our shareholders including amendments to our certificate of incorporation, mergers and the sale of assets. This control may impede a further change in control of Broadcaster, which may reduce the market price of our common stock. The interests of our existing shareholders may conflict with interests of Messrs. Quan and Gardner.

Because so many of our shares of common stock may be publicly sold, the large supply may cause our stock price to decline.

As of September 28, 2007, we had 51,261,008 shares of common stock outstanding, not including shares issuable upon exercise of warrants or options. Most of our outstanding shares may be sold publicly as follows:

Number of Shares	May be Publicly Sold
1,767,719 shares	Now, without limitation
16,557,281 shares under an effective Registration Statement	May be publicly sold now under a Registration Statement
50,000 shares	Now, subject to the limitations of Rule 144
18,375,000 shares	May be publicly sold beginning December 29, 2007, subject to the limitations of Rule 144

The three-month average daily volume of our stock between July 1 and September 30, 2007 was approximately 91,142 shares. The number of our shares available for resale in the public market may therefore exceed the number of shares that purchasers wish to buy. This potential increase in the number of shares that may be available for public trading may dramatically and detrimentally reduce the price of our common stock on the basis of supply and demand alone.

Because securities analysts may not initiate coverage on our common stock, this may have a negative impact on its market price.

The depth of the trading market for our common stock will depend on the research and reports that securities analysts publish about us and our business. We do not have any control over these analysts. There is no guarantee that securities analysts will cover our common stock. If securities analysts do not cover our common stock, the lack of research coverage may adversely affect our market price. If we are covered by securities analysts, and our stock is downgraded, our stock price would likely decline. If one or more of these analysts ceases to cover us or fails to publish regular reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

Item 2.

Description of Property

Our principal offices are located in Chatsworth, California. We currently sublease 17,900 square feet from Alchemy, for which the lease expires on October 31, 2007. We have executed a new lease for the same premises with the lease commencing on November 1, 2007 and expiring on December 31, 2008, with no option to renew. The lease that commences on November 1, 2007 is for 22,918 square feet of which we intend to sublease 3,000 square feet to Alchemy. The monthly cost of this lease is $49,000.

We believe the space is adequate for our immediate needs. Additional space may be required as we expand our activities. We do not foresee any significant difficulties in obtaining any required additional facilities.

Item 3.

Legal Proceedings

As previously reported, our subsidiary, AccessMedia, was named as one of a number of co-defendants in a lawsuit filed by the Federal Trade Commission on August 8, 2006 in the United States District Court for the District of Central California, challenging the use of pop-up payment reminders for software licenses in conjunction with free trial offers that have negative option features. This matter has been settled with AccessMedia agreeing to certain injunctive relief and compliance monitoring and paying the FTC $501,367.95.

On March 16, 2007, America’s Biggest, Inc. filed suit in Superior Court in Santa Clara, California against Broadcaster, Inc., Baytree Capital Associates, LLC, Michael Gardner, and Nolan Quan, alleging claims of breach of contract, breach of the covenant of good faith and fair dealing, fraud in the inducement, fraud (concealment), intentional misrepresentation, negligent misrepresentation, breach of fiduciary duty, intentional interference with existing economic advantage, negligent interference with existing economic advantage, intentional interference with prospective economic advantage, negligent interference with prospective economic advantage, unfair business practices, unjust enrichment, misappropriation of trade secrets, conversion, and conspiracy. America’s Biggest seeks damages in an unspecified amount. On or about July 6, 2007, America’s Biggest filed a First Amended Complaint, alleging the same causes of action. Management believes that the claims are without merit and intends to defend the actions vigorously. Due to the uncertainty surrounding the litigation process, and the early stage of this matter, no reasonable estimate of loss is currently available.

On March 27, 2007, Broadcaster filed suit in Los Angeles Superior Court for declaratory relief and damages in an unspecified amount against former officers Paul A. Jakab and Gordon Landies, alleging that they breached their fiduciary duty to the corporation by engaging in waste and self-dealing. On May 7, 2007, Jakab filed suit against Broadcaster alleging claims for breach of contract, conversion, and money had and received. Jakab alleges damages in excess of $490,000, plus attorneys’ fees and punitive damages. On June 28, 2007, Landies filed suit against Broadcaster alleging claims for breach of contract and conversion. Landies alleges damages in excess of $525,000, plus attorneys’ fees and punitive damages. The actions were consolidated and are currently pending in Marin County Superior Court. Management intends vigorously to pursue its claims and to defend against the counterclaims. While we believe in the merits of our claims, and that there is no legal basis for liability on defendants’ claims, due to the uncertainty surrounding the litigation process, and the early stage of this matter, no reasonable estimate of outcome, including potential loss, is available.

As previously reported, our subsidiary AccessMedia was named as one of a number of defendants in a suit filed by the Washington State Attorney General on or about August 8, 2006. This matter was fully and finally resolved on April 19, 2007, when AccessMedia entered into a final settlement agreement, together with all other named defendants, which did not include any finding or admission of wrongdoing and a one time payment of $50,000 to the State of Washington.

In addition, we are subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Item 4.

Submission of Matters to a Vote of Security Holders

Set forth is information concerning each matter submitted to a vote at our Annual Meeting of Shareholders held on May 9, 2007. We did not solicit proxies and the majority of votes cast were by our principal shareholders.

Proposal No. 1: The shareholders elected each of the following persons as a director to hold office until the 2008 Annual Meeting of Shareholders or until earlier retirement, resignation or removal.

Director	Votes For	Votes Withheld
Martin R. Wade, III	33,993,950	—
Paul Goodman	33,993,950	—
Richard J. Berman	33,993,950	—
Blair Mills	33,993,950	—
Sean Deson (1)	33,993,950	—

———————

(1)

Resigned from the Board of Directors July 13, 2007

Proposal No. 2

The Shareholders approved our reincorporation in Delaware and the merger of Broadcaster-CA with and into its wholly-owned Delaware subsidiary, Broadcaster, Inc. (“the Surviving Corporation”), for the sole purpose of changing Broadcaster-CA’s state of domicile and becoming a Delaware corporation.

Proposal No. 3

The shareholders ratified the appointment of Choi, Kim & Park, LLP as our independent registered accounting firm for the year ending June 30, 2007.

PART II

Item 5.

Market for Common Equity and Related Shareholder Matters

Market for Common Stock

The Company's common stock currently trades on the OTC Bulletin Board under the symbol “BCAS.” The following table sets forth the quarterly high and low sales prices of our common stock for fiscal years 2007 and 2006, as quoted on the OTC Bulletin Board. This information represents prices between dealers and does not include retail mark-ups, markdowns or commissions and may not represent actual transactions. All information related to stock price and numbers of common stock are post-split, which reflect a one-for-two split which occurred on June 22, 2007.

	High	Low
Fiscal Year 2006
First Quarter	$3.10	$1.80
Second Quarter	$2.38	$1.34
Third Quarter	$2.68	$1.90
Fourth Quarter	$3.98	$2.16

Fiscal Year 2007
First Quarter	$2.80	$1.90
Second Quarter	$2.70	$1.82
Third Quarter	$3.68	$2.18
Fourth Quarter	$3.00	$2.18

As of September 12, 2007, there were approximately 170 registered holders of record of the common stock. We believe that there are approximately 1,926 persons who hold our common stock in street name.

We have not paid any cash dividends on our common stock and do not plan to pay any such dividends in the foreseeable future. Our Board of Directors will determine our future dividend policy on the basis of many factors, including results of operations, capital requirements and general business conditions

Equity Compensation Plan Information

The following table summarizes the number of outstanding options granted to employees, service providers and directors, as well as the number of securities remaining available for future issuance, under the Company's compensation plans as of the fiscal year ended June 30, 2007.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	4,752,040	$2.40	179,857

Equity compensation plans not approved by security holders (2)	1,982,941	$3.64	0

Total	6,734,981	$2.76	179,857

———————

(1)

Consists of the 2004 Stock Option Plan and the 1993 Incentive Option Plan.

(2)

Represents outstanding warrants which have been granted from time to time in conjunction with Board of Directors and employee compensation and consulting arrangements. These warrants generally vest, and are exercisable, over periods ranging from one to four years from the date of grant. The exercise price of the warrants granted were equal to the closing price of our common stock on the grant date.

Item 6.

Management's Discussion and Analysis or Plan of Operation

The following discussion should be read together with the information contained in the financial statements and related notes included elsewhere in this Form 10-KSB.

Overview

Prior to November 2006, AccessMedia’s business model consisted of an online entertainment portal that charged users a monthly subscription fee. In November 2006, we decided to focus our efforts and resources related to building a user base. Because of this, we incorporated BIG, which focuses on building innovative products online and offering our community numerous content offerings. AccessMedia’s business recently ceased when the last subscription ended, and we no longer had to support its website. In July 2007, we started to generate revenue from BIG. We are currently concentrating on building an increasing number of unique monthly visitors and repeat use of broadcaster.com by these visitors.

Highlights for the year ended 2007 consisted of:

•

We incurred a non-cash operating expense of $4,897,000 resulting from a partial impairment of our goodwill.

•

We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), effective July 1, 2006, resulting in a non-cash expense of $2,713,000 for the year ended June 30, 2007.

•

We released new innovative products such as iGrab, StudioPro, Videomail and BroadcasterLive.

•

With the sale of Houseplans which occurred on May 2, 2007, management’s resources will be focused on growing our online business.

•

We completed the move of our headquarters from Northern California to Southern California.

•

We incurred a $1,398,000 charge for the write down of America’s Biggest, Inc.’s assets.

Sale of Houseplans, Inc

On May 2, 2007, we sold 100% of the issued and outstanding capital stock of Houseplans to Kransco Houseplans, LLC, for $8 million. The selling price is composed of $5 million in cash on closing and a note receivable of $3 million, paid in installments over a three year period. The note receivable consists of eight quarterly payments of $250,000 commencing on March 31, 2008, and a final payment of $1,000,000 payable on March 31, 2010. The note receivable bears interest at a rate of 5% and any accrued interest will be paid on each installment.

Acquisition of AccessMedia

We completed the acquisition of AccessMedia on June 1, 2006 pursuant to which we issued 14,500,000 shares of our common stock and agreed to issue up to an additional 17,500,000 shares of our common stock upon achievement of certain revenue milestones to the former shareholders of AccessMedia. The shares were issued to four limited liability companies controlled by Mr. Nolan Quan and to Mr. Michael Gardner. During the quarter ended December 31, 2006, our Board of Directors amended the revenue milestone to include unique visitors with each visitor equal to $1.00. We accomplished the first milestone in the quarter ended December 31, 2006. In the quarter ended March 31, 2007, we accomplished the remaining four milestones.

In order to understand the issuance of the shares, the following chart depicts the number of shares issued to each person and when. Mr. Gardner controls Baytree Capital Associates, LLC which received fees relating to consulting and financial advisory services in connection with the acquisition. As required by a consulting agreement, we are required to issue Baytree 5% of all shares issued under the AccessMedia earn-out.

Shareholder	On June 1, 2006	During the Fiscal Year Ended June 30, 2007
Nolan Quan (1)	10,440,000	12,600,000
Michael Gardner	4,060,000	4,900,000
Baytree	725,000	875,000

———————

(1)

Mr. Quan’s shares are held by four limited liability companies controlled by him.

Critical Accounting Estimates

Those material accounting estimates that we believe are the most critical to an investor’s understanding of our financial results and condition are discussed below.

Our significant accounting estimates are more fully described in the notes to our consolidated financial statements. The policies discussed immediately below, are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management to determine the appropriate assumptions to be used in the determination of certain estimates.

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

•

Revenues from the display of text-based links to the websites of our advertisers are recognized as the click-throughs (the number of times a user clicks on an advertiser’s listing) occur.

•

Subscription revenues are recognized ratably over the contract period.

Impairment

We are required to annually review our goodwill to determine if we must recognize an impairment.

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

In accordance with SFAS No. 142, Goodwill and Intangible Assets, goodwill is being assessed for impairment annually or more frequently if circumstances indicate impairment. Our assessment of goodwill at June 30, 2007 indicated that an impairment charge of $4,897,000 will be taken related to the AccessMedia acquisition. At June 30, 2007, our balance sheet included $68,192,000 in goodwill remaining from the AccessMedia acquisition. In fiscal 2006, there was no charge to goodwill.

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

Results of Operations

The following table sets forth our results of operations for the year ended June 30, 2007 and the one month ended June 30, 2006 in absolute dollars and as a percentage of net revenues. It also details the changes from the prior fiscal year in absolute dollars and in percentages. We include the one month period because we only owned AccessMedia for one month in fiscal 2006. We are not required to report the results of operations of businesses we sold in 2006 and 2007. See “Discontinued Operations.”

(In Thousands)

	Fiscal Year ended June 30,
	2007		2006		$ Change from
	$	As % of sales	$	As % of sales	Variance	%

Net revenues	$6,913	100%	$945	100%	$5,968	632%
Product cost	2,952	43%	426	45%	2,526	593%
Gross margin	3,961	57%	519	55%	3,442	663%

Operating expenses
Sales and marketing	7,562	109%	428	45%	7,133	1,667%
General and administrative	10,712	155%	499	53%	10,213	2,047%
Research and development	1,814	26%	—	0%	1,814	—
Total operating Expenses	20,087	291%	927	98%	19,160	2,067%

Operating Income (loss)	(16,126)	-233%	(408)	-43%	(15,718)	3,852%

Other income (expenses)
Interest and other, net	337	5%	67	7%	269	401%
Realized/unrealized gain (loss) on marketable securities	—	0%	765	81%	(765)	-100%
Gain (loss) on disposal of fixed assets	(104)	-2%	—	—	104	-100%
Impairment	(6,235)	-90%	—	—	(6,235)	—
Settlement of litigation	(501)	-7%	—	—	(501)	—
Total other income (loss)	(6,504)	-94%	832	88	(7,336)	-822%

Income (loss) before income tax benefit	(22,630)	-327%	424	45%	(23,054)	-5,437%

Income tax benefit	1,085	16%	(101)	-11%	1,168	-1,174%

Income (loss) from continuing operations	(21,545)	-312%	303	34%	(21,868)	-6,770%

Gain (loss) from discontinued operations, net of income tax	(1,025)	-15%	(4,309)	-456%	3,284	-76%
Gain (loss)from the sale of discontinued operations, net of income tax	2,577	37%	4,834	512%	(2,257)	-47%

Net income (loss)	(19,993)	-289%	$848	90%	(20,841)	-2,458%

Net Revenues

With the sale of Houseplans, we have two operating subsidiaries. AccessMedia operates our subscription model and BIG operates our free model. AccessMedia generated revenues of $6,913,000 and $945,000 for the year ended June 30, 2007 and the one month ended June 30, 2006. Revenues include software sales, Internet media advertising sales and the sale of text-based Internet links. Sales of downloaded products are recognized ratably over the term of the license sold. Sales of advertisements are recognized upon the delivery of the impressions guaranteed. Sales of click-throughs are recognized upon delivery of the click-throughs guaranteed. BIG, which operates our free entertainment portal, began generating revenues in August 2007.

Related Person Expenses

During the year ended June 30, 2007, we incurred expenses of $1,580,000 related to services provided by Alchemy, which is controlled by Mr. Nolan Quan, one of our principal shareholders. These expenses and other related person expenses are reflected in each of the expense categories which follow. Additionally, our balance sheet at June 30, 2007 contained $269,000 related to products and services provided by Alchemy. More specifically, this sum consisted of a prepaid license fee and computer equipment we purchased from Alchemy. Our balance sheet also reflected $294,000 owed to Alchemy for services rendered.

Gross Margin

Our consolidated gross margin was $3,961,000 and $519,000 for the year ended June 30, 2007, and the one month ended June 30, 2006, respectively. In fiscal 2008, BIG will generate revenues and include cost of sales charges related to gaining users.

AccessMedia’s cost of revenues consists of costs related to the products and services AccessMedia provides to customers. These costs include materials, salaries and related expenses for product support personnel, depreciation and maintenance of equipment used in providing services to customers and facilities expenses. During the year ended June 30, 2007, cost of sales expenses included $612,000 related to services provided by Alchemy.

Sales and Marketing

Sales and marketing expenses were $7,562,000 and $428,000 for the year ended June 30, 2007 and the one month ended June 30, 2006. This was principally due to the launch of BIG.

Sales and marketing expense for BIG consists primarily of salaries and related expenses for sales, support and marketing personnel, commissions, costs and expenses for customer acquisition programs and referrals, a portion of facilities expenses and depreciation and amortization of equipment. BIG’s expense levels have increased because of staffing and costs involved in testing and prototyping BIG’s programs for selling its software, advertising and text-based links. BIG anticipates that the percentage of sales and marketing expense will decrease due to BIG’s generation of revenues starting in July 2007; costs that were allocated to sales and marketing in fiscal 2007 will now be allocated to costs of sales in fiscal 2008. This change is due to BIG’s switch from building an audience only to building an audience and generating revenues.

During the year ended June 30, 2007, sales and marketing expenses included $30,000 related to services provided by Alchemy Communications, a company controlled by Mr. Nolan Quan, one of our principal stockholders.

General and Administrative

General and administrative expense consists primarily of salaries and related expenses for administrative, finance, legal, human resources and executive personnel, fees for professional services and costs of accounting and internal control systems to support its operations. Expenses have increased primarily due to the addition of personnel in management and administration to support the increasing activity levels and as a result of amortization of assets acquired during 2007. Additionally, the adoption of SFAS 123R resulted in a non-cash expense of $2,713,000 for the year ended June 30, 2007. We expect we will incur approximately $631,000 of non-cash stock option expense in fiscal 2008 related to the fair value of options unvested at June 30, 2007.

We anticipate that general and administrative expense will continue to increase in absolute dollars as BIG builds its management team and hires additional administrative personnel and incurs increased costs such as professional fees. BIG expects to secure a number of services from a related party (Alchemy) at a market rate.

During the year ended June 30, 2007, general and administrative expenses included $198,000 related to services provided by Alchemy.

Research and Development

Our research and development expenses consist primarily of salaries and benefits for research and development employees and payments to independent contractors, mainly our third party contract development teams.

During the year ended June 30, 2007, research and development expenses included $739,000 related to services provided by Alchemy.

Interest and Other, Net

Interest and other, net, was a net gain of $336,000 for the year ended June 30, 2007. This was due to an increase in cash balances and a reduction in debt obligations resulting from the deployment of proceeds from the sale of Precision Design and Houseplans. Our interest expenses included $69,000 related to a loan from Mr. Nolan Quan.

Provision for State and Federal Income Taxes

We recorded income tax benefit of $1,085,000 for the year ended June 30, 2007. The tax benefit for the year ended June 30, 2007 primarily represented the release of deferred tax provision on amortization of intangible assets.

We have not recorded a tax benefit for domestic tax losses because of the uncertainty of realization. We adhere to SFAS No. 109, Accounting for Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Consistent with our past practice, we have recorded a full valuation allowance at June 30, 2007 as the realizability of our net operating loss carry-forwards is not determinable.

Net Loss

Net loss of $19,993,000 for fiscal year ended June 30, 2007 included $2,713,000 of stock option expense, $4,897,000 of impairment and $1,403,000 of asset write downs. Without these, the net loss would have been $11,156,000.

Discontinued Operations

Sale of Precision Design

In June 2006, we sold Precision Design, our legacy software business as part of our overall strategy to position the Company solely as an online business. We received a combination of $6.5 million in cash which $0.5 million was deposited in an escrow to back our representations and warranties in the sale Agreement, and an interest free note of $1.5 million which was paid in full on July 3, 2006. The escrow was released during the quarter. Included in the assets sold were the TurboCad and DesignCAD product lines as well as other design and personal productivity titles.

As a result of this sale, we have categorized the assets, liabilities and operations of the Precision Design as discontinued operations for the year ended June 30, 2006.

Sale of Houseplans

On May 2, 2007, we sold 100% of the issued and outstanding capital stock of Houseplans to Kransco Houseplans, LLC, for $8 million. The selling price is composed of $5 million in cash on closing and a note receivable of $3 million, paid in installments over a three year period. The note receivable consists of eight quarterly payments of $250,000 commencing on March 31, 2008, and a final payment of $1,000,000 payable on March 31, 2010. The note receivable bears interest at a rate of 5% and any accrued interest will be paid on each installment. Houseplans’ results of operations have been disclosed in discontinued operations on our Consolidated Statements of Operations and Comprehensive Income (Loss).

Liquidity and Capital Resources

Our operating activities during fiscal 2007 used net cash of $10.7 million. This compares to net cash used in operations of $2.7 million for the one month of fiscal 2006 on net income of $848,000 for the same period. Non-cash depreciation and amortization expenses of $3.1 million during fiscal 2007 (mainly relating to amortization expense incurred as a result of our acquisition strategy) is higher from fiscal 2006, which was $1.7 million.

As a result of the sale of Houseplans in fiscal 2007 and Precision Design in 2006, gain and loss from discontinued operations increased net cash from operations of $3.7 million in fiscal 2007 and decreased net cash used in operations by $6.0 million in fiscal 2006. The terms of the sale of Houseplans required that we take a promissory note for part of the purchase price. As a result of the note receivable, we used cash of $1.3 million compared to an increase of cash of $272,000 in fiscal 2006.

As we continue to build on the Broadcaster business model, we expect cash to be generated from subscription products and advertising.

Our investing activities provided net cash of $6.5 million during fiscal 2007 and of $13.7 million during fiscal 2006. The main sources of cash from investing were the sale of the Houseplans and Precision Design.

Our financing activities provided net cash of $1.0 million during fiscal 2007. This compares to $3.0 million of net cash used by financing activities during the previous fiscal year. The cash provided by our financing activities for fiscal 2007 was primarily related to payments received from option holders exercising their rights to acquire stock. The use of cash in fiscal 2006 was a repayment of notes payables.

Historically, we have financed our working capital and capital expenditure requirements primarily from short-term and long-term notes and bank borrowings, capitalized leases and sales of common stock. The sale of Houseplans in 2007 and Precision Design in 2006 provided us with additional sources of funds to support future growth.

As of September 30, 2007, we had approximately $6,214,000 in cash and cash equivalents. This represents a $3,173,000 decrease from the $9,387,000 balance as of June 30, 2007.

To achieve our growth objectives, we are considering different strategies, including growth through mergers and/or acquisitions. As a result, we are evaluating and we will continue to evaluate other companies and businesses for potential synergies that would add value to our existing operations.

Notwithstanding our current negative cash flow, based on anticipated revenues, we expect we will have sufficient capital. However, if we do not meet our revenue targets or if we use our cash for acquisitions, we will require additional financing. We expect that any financing will be of common stock, convertible debt or convertible preferred stock, which will dilute our existing shareholders. We believe that we will be able to obtain any additional financing required on competitive terms particularly if we are successful in improving our financial performance. In addition, we will continue to seek opportunities and discussions with third parties concerning the sale or license of certain product lines and/or the sale or license of a portion of our assets.

We have no material commitments for capital expenditures except for those required to support the normal operating activities.

Material Balance Sheet Change

At June 30, 2007, our total intangible assets were approximately $81.3 million compared to approximately $42.5 million at June 30, 2006. This resulted from the issuance of 17,500,000 shares of common stock in connection with the AccessMedia acquisition earn-out. The total shareholders’ equity was approximately $84.3 million at June 30, 2007 compared to approximately $52.2 million at June 30, 2006, again resulting from the issuance of the earn-out shares, offset by the cumulated deficit increase from approximately $24.5 million at June 30, 2006 to approximately $44.5 million at June 30, 2007.

Forward-Looking Statements

This Report on Form 10-KSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including our future growth including the growth of our Social Video Network, completion of acquisitions which add value to our shareholders, our liquidity, our plans to launch a new subscription offering and our continuing to invest in existing new products and services. Additionally, the words “will,” “believe,” “anticipate,” “plan,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Although we believe that our plans, intentions, and expectations reflected in or suggested by the forward-looking statements we make in this Report are reasonable, we cannot assure you that these plans, intentions, or expectations will be achieved. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. Some or all of the results anticipated by these forward-looking statements will not be achieved. Actual results may differ materially from those stated in these forward-looking statements as a result of a variety of factors including acceptance by consumers of our current and future products and services, our ability to complete development of new products and services, our ability to reach agreements with third parties relating to acquisitions, the competition among potential acquirers for Internet companies, acceptance by users of our Social Video Network and our ability to provide content which attracts users, our Board of Directors’ evaluation of our plans for a new subscription model, availability of working capital, the future condition of the capital markets and our future stock price. We do not undertake any duty and do not intend to update the results of these forward-looking statements.

Related Person Transactions

We receive services from Alchemy, a company controlled by Mr. Nolan Quan, one of our principal shareholders. For the year ended June 30, 2007, we incurred $1,579,000 of expenses related to Alchemy, $220,000 related to Alchemy F/X, another company controlled by Mr. Quan, $69,000 in interest related to a loan from Mr. Quan and consulting fees of $9,000 payable to Mr. Quan. AccessMedia also owes Mr. Quan $1,725,000 evidenced by demand promissory notes bearing 4% per annum interest and secured by our assets. See Item 12, “Certain Relationships and Related Transactions.”

Item 7.

Financial Statements

Documents filed as part of this annual report on Form 10-KSB:

Financial Statements

Report of Independent Registered Accounting Firm for the year ended June 30, 2007

Report of Independent Registered Accounting Firm for the year ended June 30, 2006

Consolidated Balance Sheets at June 30, 2007 and 2006

Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended
June 30, 2007 and 2006

Consolidated Statements of Shareholders' Equity for the years ended June 30, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended June 30, 2007 and 2006

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Broadcaster, Inc.

We have audited the accompanying consolidated balance sheet of Broadcaster, Inc. and subsidiaries (the “Company”) as of June 30, 2007 and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Broadcaster, Inc. and subsidiaries as of June 30, 2007, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited the adjustments to the 2006 consolidated financial statements to retroactively apply the change in accounting for discontinued operations, as described in Note 2. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2006 consolidated financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any form of assurance on the 2006 consolidated financial statements taken as a whole.

/s/ Choi, Kim & Park, LLP

September 15, 2007

Los Angeles, California

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Broadcaster, Inc.

We have audited the accompanying consolidated balance sheet of Broadcaster, Inc. and subsidiaries (the “Company”) as of June 30, 2006 and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Broadcaster, Inc. and subsidiaries as of June 30, 2006, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Burr, Pilger & Mayer, LLP

October 5, 2006

San Francisco, California

BROADCASTER INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2007	June 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$9,387	$12,508
Receivables, less allowances for doubtful accounts, discounts and returns of $0 in 2007 and $0 in 2006	437	409
Notes receivable	500	1,604
Other current assets	337	400
Assets related to discontinued operations	99	1,820
Total current assets	10,760	16,741

Fixed assets, net	363	286
Long term notes receivable, net	2,350	—

Intangible assets
Goodwill	68,192	26,897
Other intangible assets, net	13,092	15,616
Total intangible assets	81,284	42,513
Assets related to discontinued operations	—	6,405
Total assets	$94,757	$65,945

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short term debt, related party	$1,725	$1,777
Trade accounts payable	794	1,352
Due to related party	557	—
Accrued and other liabilities	1,730	1,696
Liabilities related to discontinued operations	35	815
Deferred revenues	308	674
Total current liabilities	5,149	6,314

Long term debt and other related obligations	—	178
Unearned contract fee	68	122
Deferred tax	5,264	7,180
Total liabilities	10,481	13,794

Shareholders' equity
Common stock, par value $0.001; authorized 300,000,000 shares; issued and outstanding 51,152,490 shares in 2007 and 31,562,259 shares in 2006	51	31
Additional paid-in capital	128,402	76,273
Accumulated deficit	(44,476)	(24,483)
Other comprehensive income	299	330
Total shareholders' equity	84,276	52,151

Total liabilities and shareholders' equity	$94,757	$65,945

See Notes to Consolidated Financial Statements

BROADCASTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

	Fiscal Year Ended June 30,
	2007	2006

Net revenues	$6,913	$945
Product costs	2,952	426
Gross margin	3,961	519

Costs and expenses
Sales and marketing	7,562	428
General and administrative	10,662	499
Research and development	1,814	—
Total operating expenses	20,088	927

Operating (loss)	(16,127)	(408)

Other income and (expense)
Interest and other, net	337	67
Realized / unrealized gain (loss) on marketable securities	—	765
(Loss) gain on disposal of fixed assets	(104)	—
Impairment	(6,235)	—
Settlement	(551)	—
Income (loss) before income tax	(22,630)	424

Income tax benefit (provision)	1,085	(101)

Income (loss) from continuing operations	(21,545)	323

(Loss) from discontinued operations, net of income tax	(1,025)	(4,309)
Gain from the sale of discontinued operations, net of income tax	2,577	4,834

Net income (loss)	(19,993)	848

Other comprehensive income (loss)
Foreign currency translation adjustments	(31)	432
Comprehensive income (loss)	$(20,024)	$1,280

Basic earnings (loss) per share
Income (loss) from continuing operations	$(0.57)	$0.02
(Loss) from discontinued operations, net of income tax	$(0.03)	$(0.26)
Gain from the sale of discontinued operations, net of income tax	$0.07	$0.30
Net income (loss)	$(0.53)	$0.05
Diluted earnings (loss) per share
Income (loss) from continuing operations	$(0.57)	$0.02
(Loss) from discontinued operations, net of income tax	$(0.03)	$(0.26)
Gain from the sale of discontinued operations, net of income tax	$0.07	$0.30
Net income (loss)	$(0.53)	$0.05
Shares used in computing basic earnings (loss) per share	37,636	16,322
Shares used in computing diluted earnings (loss) per share	37,636	16,322

See Notes to Consolidated Financial Statements

BROADCASTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Years ended June 30, 2007 and 2006

(In thousands, except share amounts)

	Shares	Common Stock Amount	APIC Amount	Accumulated Deficit	Accumulated Other Comprehen- sive Loss	Total

Balance at July 1, 2005	14,398,443	$14	$43,649	$(25,331)	$(102)	$18,230
Issuance of common stock related to:
Warrants exercised	576,817	—	—	—	—
Stock options exercised	452,344	1	700	—	—	701
Acquisitions	16,138,291	16	31,826	—	—	31,842
Finders fee related to acquisitions	10,000		25	—	—	25
Issuance of warrants related to:
Acquisitions	—	—	6	—	—	6
Procurement of short term debt	—	—	68	—	—	68
Issuance of common stock options related to:
Consulting services rendered	—	—	24	—	—	24
Variable accounting adjustment	—	—	5	—	—	5
Stock buy back	(13,636)	—	(30)	—	—	(30)
Net Income	—	—	—	848	—	848
Foreign currency translation adjustment, net of income tax	—	—	—	—	432	432
Balance at June 30, 2006	31,562,259	$31	$76,273	$(24,483)	$330	$52,151
Issuance of common stock related to:
Warrants exercised	113,816	—	—	—	—	—
Stock options exercised	518,855	1	1,019	—	—	1,020
Acquisitions	500,000	1	983	—	—	984
Stock issued for prior year acquisition	18,375,000	18	47,169	—	—	47,187
Stock option expense	—	—	2,713	—	—	2,713
Consulting services	57,560	—	180	—	—	180
Finders fee related to acquisitions	25,000	—	65	—	—	65
Net loss	—	—	—	(19,993)	—	(19,993)
Foreign currency translation adjustment, net of income tax	—	—	—	—	(31)	(31)
Balance at June 30, 2007	51,152,490	$51	$128,402	$(44,476)	$299	$84,276

See Notes to Consolidated Financial Statements

BROADCASTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(19,993)	$848
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	3,140	1,692
Impairment on goodwill	4,897	—
Impairment of assets	1,338	—
Net provision for bad debt	—	98
Loss from discontinued operations	1,031	4,309
Gain on the sale of discontinued operations	(2,577)	(4,834)
Loss (gain) on sale of product line		1
Stock based compensation charges	2,713	97
Changes in assets and liabilities:
Marketable securities	—	714
Receivables	(28)	418
Receivables Other	(1,246)	256
Inventories	—	16
Other current assets	63	114
Trade accounts payable	30	(180)
Accrued and other liabilities	(2,050)	(132)
Deferred revenue	(298)	(61)
Operating cash generated by (used in) discontinued operations	2,355	(6,028)
Net cash (used in) operating activities	(10,625)	(2,672)
Cash flows from investing activities:
Proceeds from sale of discontinued operations	6,500	16,688
Acquisition of subsidiaries	—	(2,979)
Purchases of equipment	—	(21)
Net cash provided by investing activities	6,500	13,688
Cash flows from financing activities:
Proceeds from borrowings	—	850
Repayments of notes	(50)	(4,570)
Proceeds from warrants and options exercised	1,020	701
Stock buyback	—	(30)
Other	65	—
Net cash provided by (used in) financing activities	1,035	(3,049)
Effect of exchange rate change on cash and cash equivalents	(31)	194
Net increase (decrease) in cash and cash equivalents	(3,121)	8,161
Cash and cash equivalents at beginning of year	12,508	4,347
Cash and cash equivalents at end of the year	$9,387	$12,508

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$74	$118
Income tax paid	—	11

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Notes payable incurred in conjunction with acquisitions	—	2,775
Capital stock issued in conjunction with acquisitions	47,187	31,867
Warrants issued in conjunction with acquisitions	—	6

See Notes to Consolidated Financial Statements

BROADCASTER, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

Summary of Significant Accounting Policies

Change in Incorporation

At the annual meeting, the shareholders approved re-incorporating the company in the state of Delaware.

Organization, Operations and Liquidity

We were incorporated in California in November 1982. Broadcaster operates a social video network. We sold our businesses related to online software and used the proceeds to build BIG. In fiscal 2006, we sold Precision Design for $8 million. As consideration for the sale of Precision Design, we received a combination of $6.5 million in cash and an interest free note of $1.5 million which was paid in full on July 3, 2006. Included in the assets sold were the TurboCad and DesignCAD product lines as well as other design and personal productivity titles. On May 2, 2007, we sold 100% of the issued and outstanding capital stock of Houseplans to Kransco Houseplans, LLC, for $8 million. The purchase price is composed of $5 million in cash on closing and a note payable of $3 million, paid in installments over a three year period. The note payable consists of eight quarterly payments of $250,000 commencing on March 31, 2008, and a final payment of $1,000,000 payable on March 31, 2010. The note payable bears interest at a rate of 5% and any accrued interest will be paid on each installment.

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

We are subject to the risks associated with similar companies in a comparable stage of growth and expansion. These risks include, but are not limited to, fluctuations in operating results, seasonality, competition, dependence on key individuals, product and services concentration, and the ability to adequately finance its ongoing operations.

Principles of Consolidation

The consolidated financial statements include the accounts of Broadcaster and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. Our principal operating subsidiaries were AccessMedia Networks Inc., as of June 30, 2006 and AccessMedia Networks Inc. and Broadcaster Interactive Group Inc., as of June 30, 2007.

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

BROADCASTER, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.

Summary of Significant Accounting Policies (Continued)

Revenue Recognition

Revenue is recognized in accordance with American Institute of Certified Public Accountants Statement of Position SOP 97-2, Software Revenue Recognition , and SOP 98-9, Modification of SOP 97-2, With Respect to Certain Transactions . Revenue is recognized when persuasive evidence of an arrangement exists (generally a purchase order), product has been delivered, the fee is fixed and determinable, and collection of the resulting account is probable.

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

In accordance with our revenue recognition policy, we have recorded deferred revenues of $308,000 and $684,000 as of June 30, 2007 and 2006, respectively.

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

As of June 30, 2007 we had no holdings of other financial instruments.

BROADCASTER, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.

Summary of Significant Accounting Policies (Continued)

Fixed Assets

Fixed assets are stated at cost. Depreciation of furniture and equipment is computed using the straight-line method over the estimated useful lives of the respective assets of 3 years. Depreciation of software and computer equipment is computed using the straight-line method over an estimated useful life of 3 years.

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

Other Intangible Assets

Other intangible assets other than goodwill represent Internet domain names, acquired customer lists and contracts, distribution rights and relationships, trade names and trademarks and media content. These assets are amortized using the straight-line method over the estimated useful lives, generally three to ten years.

Goodwill

In accordance with SFAS No. 142, Goodwill and Intangible Assets, goodwill is being assessed for impairment annually at our year end or more frequently if circumstances indicate impairment. We recognized $4,897,000 of impairment on our AccessMedia purchase. We did not recognize any impairment of goodwill in fiscal 2006.

Impairment of Long Lived Assets

We review long-lived assets and identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. We assess these assets for impairment based on estimated undiscounted future cash flows from these assets. If the carrying value of the assets exceeds the estimated future undiscounted cash flows, a loss is recorded for the excess of the asset's carrying value over the fair value. We recognized $1,333,000 of impairment on our America’s Biggest purchase and $5,000 for domain names owned by Broadcaster.

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

BROADCASTER, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.

Summary of Significant Accounting Policies (Continued)

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

Stock-based compensation expense recognized under SFAS 123(R) in the consolidated statement of operations for the year ended June 30, 2007 related to stock options was $2,713,000. The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis. As a result of adopting SFAS 123(R), the Company’s loss before income taxes for the year ended June 30, 2007 was increased by $2,713,000. The implementation of SFAS 123(R) reduced basic and diluted earnings per share by $0.07 for the year ended June 30, 2007. The implementation of SFAS 123(R) did not have an impact on cash flows from operations during the year ended June 30, 2007. SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statements of operations. Stock-based compensation expense recognized in the Company’s statement of operations for the three and nine months ended March 31, 2007 included compensation expense for share-based payment awards granted prior to, but not yet vested as of June 30, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Effective July 1, 2006, as new grants occur, our stock-based compensation expense will also include compensation expense for the share-based payment awards granted subsequent to June 30, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the consolidated statement of operations for the year ended June 30, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to July 1, 2006, the Company accounted for forfeitures as they occurred.

BROADCASTER, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.

Summary of Significant Accounting Policies (Continued)

Stock Based Awards (Continued)

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

(In thousands, except per share amounts)

	Fiscal Year ended
	2007	2006

Net income (loss), as reported	$(19,993)	$848
Intrinsic compensation charge recorded under APB 25	—	5
Add: Stock-based compensation included in net income, net of related tax effects	2,713	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,713)	(338)
	$(19,993)	$515
Pro Forma (loss)
Earnings Per Share:
Basic-as reported	$(0.53)	$0.05
Basic-pro forma	$(0.53)	$0.06
Diluted-as reported	$(0.53)	$0.05
Diluted-pro forma	$(0.53)	$0.06

The fair value of each option granted was estimated on the date of the grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Fiscal Year ended
	2007	2006

Risk-free interest rates	4.76%	5.10%
Expected dividend yields	0%	0%
Expected volatility	72%	72%
Expected option life (in years)	5	10

The weighted average fair values as of the grant date for grants made in June 30, 2007 and 2006 were $0.94 and $0.84, respectively.

Recent Accounting Pronouncements

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

BROADCASTER, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.

Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)

Accounting for Uncertainty in Income Taxes - In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 requires recognition of tax benefits that satisfy a greater than 50% probability threshold. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for us beginning July 1, 2007. We are assessing the potential impact that the adoption of FIN No. 48 will have on our financial statements.

The Fair Value Option for Financial Assets and Financial Liabilities - In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment to FASB Statement No. 115 (“SFAS 159”). Under SFAS 159 entities will be permitted to measure financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option). SFAS 159 is effective for fiscal years beginning after December 15, 2007 and allows for early adoption. We do not believe the adoption of SFAS159 will have a material impact on our results of operations, financial position, or cash flows.

Reclassifications

The amounts reported for fiscal 2007 and 2006 present the results of operations for the discontinued operations due to the sale of Precision Design on June 9, 2006 and the sale of Houseplans on May 2, 2007.

2.

Discontinued Operations

Sale of Precision Design

In June 2006, we sold Precision Design, our legacy software business as part of our overall strategy to position the Company solely as an online business. We received a combination of $6.5 million in cash of which $0.5 million was deposited in an escrow to back our representations and warranties in the sale Agreement, and an interest free note of $1.5 million which was paid in full on July 3, 2006. The escrow was released during the quarter ended March 2007. Included in the assets sold were the TurboCad and DesignCAD product lines as well as other design and personal productivity titles.

Sale of Houseplans

On May 2, 2007, we sold 100% of the issued and outstanding capital stock of Houseplans to Kransco Houseplans, LLC, for $8 million. The selling price is composed of $5 million in cash, which was received on closing and a note receivable of $3 million, paid in installments over a three year period. The note receivable consists of eight quarterly payments of $250,000 commencing on March 31, 2008, and a final payment of $1,000,000 payable on March 31, 2010. The note receivable bears interest at a rate of 5% and any accrued interest will be paid on each installment.

BROADCASTER, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.

Acquisitions

AccessMedia Acquisition

On December 16, 2005, Broadcaster and AccessMedia, Inc. entered into an agreement whereby Broadcaster agreed to acquire 100% of the outstanding capital stock of AccessMedia. The acquisition was completed on June 1, 2006. Broadcaster accounted for the business combination as a purchase.

The purchase price for accounting purposes of approximately $79.3 million was comprised as follows:

(In thousands)
Description	Amount

Fair value of common stock	$75,607
Direct transaction costs	3,690
Total	$79,297

The calculation is based on the issuance of 14,500,000 shares of Broadcaster common stock to the shareholders of AccessMedia on June 1, 2006 and 17,500,000 shares issued for the year ending June 30, 2007 as a result of attainment of the earn-outs pursuant to the amended acquisition agreement. The purchase price includes $32.1 million on June 1, 2006, $9.6 million on December 31, 2006 and $37.6 million March 16, 2007. We also issued 725,000 and 875,000 shares of our common stock to Baytree Capital Associates, LLC on June 1, 2006 and the year ending June 30, 2007 respectively. Baytree is controlled by a former AccessMedia shareholder. For the shares Baytree received on June 1, 2006, 725,000 were a financial advisory fee and 500,000 shares were for consulting services. For the shares Baytree received in the year ended June 30, 2007, 1,750,000 shares were a financial advisory fee and related to the earn-out. The acquisition agreement was announced on December 16, 2005.

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

(In thousands)
Description	Amount

Cash acquired	$134
Other tangible assets acquired	719
Amortizable intangible assets
Software	9,800
Domain names	80
Media content	5,800
Goodwill	73,089
Liabilities assumed	(3,944)
Deferred tax liability	(6,381)
Total	$79,297

$15,680,000 has been allocated to amortizable intangible assets with useful lives ranging from 10 to 30 years as follows: software – 10 years, domain names and content – 30 years.

The residual purchase price of $73,089,000 has been recorded as goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill will not be amortized and will be tested for impairment at least annually. The agreement provided that 17.5 million additional shares may be earned and awarded to the shareholders of AccessMedia. Any additional shares earned would be a future addition to goodwill. As of the date of this Report, all of the 17.5 million earn-out shares have been earned in

BROADCASTER, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.

Acquisitions (Continued)

AccessMedia Acquisition (Continued)

the year ended June 30, 2007. In addition, as part of its consulting agreement, Baytree Capital was to receive 5% of the earn-out shares issued to former AccessMedia shareholders. Therefore, we issued Baytree 875,000 shares in the year ended June 30, 2007.

During the quarter ended December 31, 2006, our Board of Directors had agreed to amend the definitive acquisition agreement to include, unique visitors in the calculation of the earn-out of the additional shares. The earn-out is based on revenues from AccessMedia’s broadcaster.com website and is not related to earnings. Under the amendment, each unique visitor is equal to $1.00. Each earn-out issuance received the further approval of Broadcaster’s Board of Directors.

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

Acquisition of America’s Biggest, Inc. Assets

On September 29, 2006, Broadcaster closed the acquisition of 100% of the assets of America’s Biggest, Inc. The consideration paid to America’s Biggest consisted of 500,000 shares of Broadcaster stock and $500,000 in cash.

The allocation of the purchase price to the assets acquired based on their estimated fair values was as follows:

(In thousands)

Description	Amount

Amortizable intangible assets
Domain names	$525
Software	350
Customer lists	250
Trademark	215
Marketing materials	209
Total	$1,549

We were never delivered a final list of assets and therefore we did not deliver the 500,000 shares. As a result, we have determined the assets of America’s Biggest have no value and the full amount has been written off.

BROADCASTER, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.

Acquisitions (Continued)

Pro Forma Information

The following pro forma financial information for the fiscal year ended June 30, 2006 gives effect to the acquisition of AccessMedia as if that acquisition had occurred on the first day of the fiscal year.

	Fiscal Year ended June, 30 2006 (unaudited)
	As Originally Stated	AccessMedia	Pro forma

Net revenues	$945	$5,391	$6,336
Net Income (loss)	848	(3,716)	(2,868)
Earnings per share (loss)	0.03	(0.12)	(0.09)

The unaudited pro forma financial information has been prepared by Broadcaster for illustrative purposes only and is not necessarily indicative of the condensed combined consolidated financial position or results of operations in future periods, or the results that actually would have been realized had Broadcaster, AccessMedia and Weinmaster been a combined company during the specified periods.

4.

Fixed Assets

Fixed assets consist of the following:

(In thousands)

	June 30, 2007	June 30, 2006

Computer and office equipment	$428	$291
Software	24	—
Building improvements	—	—
Subtotal	$452	$291
Accumulated depreciation	(89)	(5)
Fixed assets, net	$363	$286

We incurred depreciation expenses of $170,000 and $5,000 for the fiscal year ended June 30, 2007 and 2006 respectively.

5.

Intangible Assets

Goodwill

In accordance with SFAS No. 142, Goodwill and Intangible Assets, goodwill is being assessed for impairment annually or more frequently if circumstances indicate impairment. We have goodwill in the amount of $68,192,000 as of June 30, 2007. We have recognized $4,897,000 of impairment related to the valuation of AccessMedia in fiscal 2007. We did not recognize any impairment in fiscal 2006.

BROADCASTER, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.

Intangible Assets (Continued)

Other intangible assets, net

Other intangible assets, consist of the following:

	June 30, 2007	June 30, 2006

Acquired cost
Software development costs and license fees	10,020	9,880
Domain names	81	—
Licensed media content	5,800	5,800
Trademarks	—	—
	15,901	15,680

Accumulated amortization
Software development costs and license fees	(1,551)	(49)
Domain names	(1)	—
Licensed media content	(1,257)	(15)
Other intangible assets, net	13,092	15,616

Amortization Expense

The following table summarizes the actual and estimated amortization expense for our intangible assets for the periods indicated:

(In thousands)

	Fiscal Year ending June 30,
	2007	2006	2008	2009	2010	2011	2012
	Actual			Estimate

Capitalized Software	$1,502	$49	$1,394	$1,394	$1,394	$1,388	$1,388
Capitalized Domain Names	212	—	1	1	1	1	1
Capitalized Distribution Rights	—	—	—	—	—	—	—
Capitalized Customer Names	—	—	—	—	—	—	—
Licensed media content	1,241	15	1,160	1,160	1,160	1,160	1,160
Total amortization expense	$2,955	$64	$2,555	$2,555	$2,555	$2,549	$2,549

6.

Debt

The following table details our outstanding debt as of June 30:

(In thousands)

	June 30, 2007	June 30, 2006

Short-Term
Demand notes payable, related party	1,725	1,777
Weighted average short term interest rate	4.0%	4.0%

Demand notes payable consist of a 4% secured note payable to Nolan Quan, a principal shareholder, in the amount of $1,725,000. The related party note is secured by the assets of the company.

BROADCASTER, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.

Accrued and Other Liabilities

Accrued and other liabilities consist of the following:

(In thousands)

	June 30, 2007	June 30, 2006
Accrued and other liabilities
Severance	$169	$969
Bonuses	160	133
Payroll and benefits	124	96
Audit and legal	756	269
Income taxes payable	1	108
Other	520	121
Total accrued and other liabilities	$1,730	$1,696

8.

Realized / Unrealized Gain on Marketable Securities

The following table details the net gains and losses we recognized during fiscal year ended June 30, 2006. There were no realized gains and losses for fiscal year ended June 30, 2007.

(In thousands)

Description	Gain (loss) on marketable securities for the fiscal year ended June 30, 2006
	Realized	Unrealized			Total
		Reversal of unrealized gain or loss recognized in prior periods	Unrealized gain or loss for the year ended June 30, 2005	Sub total Unrealized gain/(loss)

Smith Micro common stock	$923				$923
Other stock in investment portfolio	(234)	90	$(14)	76	(158)
Total	$689	$(90)	$(14)	$(76)	$765

9.

Marketable Securities Activity

(In thousands)

	Fiscal Year ended June 30,
	2007	2006

Purchases	$—	$—
Proceeds from sales of securities	—	1,832
Realized loss	—	(689)
Unrealized loss	—	(76)
Increase to cash held by brokerage firm	—	—
Borrowings from (repayment of ) margin account	—	(355)
Interest and dividends earned	—	2
Margin interest paid	—	—
Total	$—	$714

BROADCASTER, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.

Interest and Other, Net

Interest and other expense, net, include interest expense, interest income, foreign currency transaction gains and losses, and other non-recurring items. The following table summarizes the components of interest and other, net for fiscal 2007 and 2006:

(In thousands)

	Fiscal Year ended June 30,
	2007	2006
	$	$

Interest and Other, net
Interest expense	$(74)	$(119)
Interest income	411	216
Foreign exchange loss	(1)	(30)
Total Interest and Other, Net	$336	$67

The reduction in interest expense for fiscal 2007 was mainly the result of a reduction in the interest we incurred on the acquisitions-related notes and interest incurred on our short term financing activities.

The increase in interest income during fiscal 2007 is primarily due to higher cash balances arising from operations and proceeds from the disposal of businesses.

11.

Related Party Transactions

Note Payable to Related Party

AccessMedia, our wholly-owned subsidiary, has an obligation amounting to approximately $1,725,000 under various promissory notes payable to Mr. Nolan Quan, one of our principal shareholders. The promissory notes carry an annual interest rate of 4% and are collateralized by the company’s assets. The promissory notes are payable on demand at anytime and interest is paid on a monthly basis.

Service Agreement with Alchemy Communications, Inc

Broadcaster, AccessMedia and BIG have entered into operating agreements with Alchemy, AccessMedia and BIG pursuant to which Alchemy provides office and operating space, staffing, technical services and consulting, internet bandwidth and hosting, network infrastructure and other related services. During the fiscal year ended June 30, 2007, we incurred approximately $1,849,000 in costs associated with employee benefits, administrative space and operating costs. Mr. Nolan Quan control Alchemy.

Technology and Content Licensing Agreements

We have entered into various licensing agreements including several with Broadcaster LLC. The licenses provide certain key technologies, including digital rights management and content distribution systems, in connection with our business. The licenses are nonexclusive and are granted in perpetuity. However, we generally do not have the right to modify the licensed technologies used in our business, nor do we have the right to receive updates or upgrades or to obtain a copy of the source code for such technologies. All of the agreements were acquired in the AccessMedia acquisition. During the fiscal year ended June 30, 2007, we paid $175,000 to purchase the exclusive rights to the P2P download system technology. Included in this payment, Mr. Quan was paid $50,000 and Blair Mills, our Chief Financial Officer and Mr. Sanger Robinson, President of BIG, were each paid $8,000. Also, during the fiscal year ended June 30, 2007, we purchased the exclusive rights to Igrab and Search for $45,000, of which Mr. Quan was paid $36,000 and Mr. Rob Gould, Vice President of Marketing BIG, was paid $7,000.

BROADCASTER, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.

Related Party Transactions (Continued)

Licensing Agreements

On January 25, 2007, we entered into an agreement with Alchemy F/X, Inc. Alchemy F/X, Inc. has developed and continues developing Solo Cam Software. The Software was designed to provide Website and applications a method to broadcaster audio visual feeds over the Internet together with a chat room feature. Pursuant to which Alchemy F/X, Inc. grants us a non-exclusive license relating to the Software in accordance with the terms and conditions in the agreement. The license agreement is for a total of $250,000, of which $150,000 was paid in 2007. In December 2006, we entered into a licensing agreement with Alchemy F/X. The annual license fee paid in 2007 was $70,000. Messrs. Nolan Quan, a principal shareholder and Robert Gould, an officer of BIG, control Alchemy F/X, Inc.

Consulting Agreements

On June 20, 2005, we entered into an engagement letter with Baytree Capital Associates LLC (“Baytree”). Under the terms of its engagement, we agreed to pay Baytree, as a result of the acquisition, a fee of 5% of the aggregate value of the consideration to be paid to the former AccessMedia shareholders, payable in our shares, for services delivered in connection with the acquisition. We have agreed to reimburse Baytree for its reasonable expenses, including fees and disbursements of counsel, and to indemnify Baytree and related parties against liabilities, including liabilities under federal securities laws, relating to, or arising out of, its engagement. In addition, we agreed to pay to Baytree 1.0 million shares of our common stock upon consummation of the acquisition. As a result of the completion of the acquisition, we issued 1,875,000 shares to Baytree Capital to fulfill the terms of the engagement letter. Under the same agreement letter we issued 50,000 shares to Baytree Capital related to the asset acquisition of America’s Biggest, Inc. Over the past two years, we have not paid to Baytree any other fees for banking and related services. Mr. Michael Gardner is the sole managing member of Baytree and is one of our principal shareholders.

On June 1, 2006, we entered into a consulting agreement with Mr. Quan, to provide services to the Company related to the website Broadcaster.com. Mr. Quan is to receive $1,000 per month. As of September 2007 Mr. Quan has been paid $9,000.

During the fiscal year ended June 30, 2007, we incurred $41,480 in legal fees from Ms. Elaine Rosen, and paid Ms. Rosen $40,000 in fiscal 2007. In addition, we paid Mr. Kevin Rosen-Quan $38,000 as our Executive Producer. Ms. Rosen and Mr. Rosen-Quan are related parties to Mr. Nolan Quan, one of our principal shareholders.

Outstanding payables to related parties as of June 30, 2007 consist of the following:

Related parties
Alchemy	$552,000
Elaine Rosen	5,000
Total	$557,000

12.

Legal Proceedings

As previously reported, our subsidiary, AccessMedia, was named as one of a number of co-defendants in a suit filed by the Federal Trade Commission on August 8, 2006. This action has been dismissed pursuant to a settlement agreement.

We were served with a lawsuit by the shareholders of America’s Biggest Inc., which was filed on March 16, 2007 in the Superior Court in Santa Clara, California. The lawsuit alleges a number of theories, including breach of contract. Management believes that the claims are without merit and intends to defend the actions vigorously. Due to the uncertainty surrounding the litigation process, and the early stage of this matter, no reasonable estimate of loss is currently available.

BROADCASTER, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.

Legal Proceedings (Continued)

On March 27, 2007, Broadcaster filed suit in Los Angeles Superior Court against former officers Paul Jakab and Gordon Landies, alleging that they breached their fiduciary duty to the corporation by engaging in waste and self-dealing. Defendants Jakab and Landies have filed separate complaints alleging breach of contract and conversion. The actions were consolidated and are currently pending in Marin County Superior Court. Management intends vigorously to pursue its claims and to defend against the counter-claims. While we believe in the merits of our claims, and that there is no legal basis for liability on defendant’s claims, due to the uncertainty surrounding the litigation process, no reasonable estimate of outcome, including potential loss, is available.

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

13.

Employee Benefit Plan

We had a defined contribution plan, which qualifies under Section 401(k) of the Internal Revenue Code for employees meeting certain service requirements. The plan allowed eligible employees to contribute up to the annual maximum as defined by the Internal Revenue Service to include catch-up contribution for individuals age 50 or older. All eligible employees were terminated with sale of Houseplans. The plan is being wound down.

14.

Employee Stock Incentive Plans and Equity Related Transactions

Stock Options

During fiscal 2004, we adopted “The 2004 Incentive Stock Option Plan” (the “2004 Plan”). We adopted the 1993 Incentive Option Plan on June 30, 1993 (the “1993 Plan”). The purpose of the 2004 and the 1993 Plans was to further the growth and general prosperity of Broadcaster by enabling our employees to acquire our common stock, increasing their personal involvement in the Company and thereby enabling Broadcaster to attract and retain our employees.

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

The 2004 Plan provides for the granting of options to purchase up to an aggregate of 5,250,000 common shares to employees, directors and other service providers of Broadcaster. Any options that expire prior to exercise will become available for new grants from the “pool” of ungranted options. Options that are granted under the 2004 Plan may be either options that qualify as incentive stock options under the Internal Revenue Code (“Incentive Options”), or those that do not qualify as such incentive stock options (“Non-Qualified Incentive Options”).

The 2004 Incentive Options may not be granted at a purchase price less than the fair market value of the Common Shares on the date of the grant (or, for an option granted to a person holding more than 10% of the Company's voting stock, at less than 110% of fair market value) and Non-Qualified Incentive Options may not be granted at a purchase price less than 85% of fair market value on the date of grant.

BROADCASTER, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14.

Employee Stock Incentive Plans and Equity Related Transactions (Continued)

Stock Options (Continued)

The term of each option, under the 2004 plan, which is fixed at the date of grant, may not exceed 10 years from the date the option is granted (by law, an Incentive Option granted to a person holding more than 10% of the Company's voting stock may be exercisable only for five years). At June 30, 2007, 183,000 options were available for future grants under the 2004 plan.

The 1993 Plan expired on June 30, 2003. At June 30, 2006, no shares were available for future grants under the 1993 plan.

Option activity under the 2004 and 1993 Plans are as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding, June 30, 2005	2,253,964	$2.10
Granted	787,750	2.10
Exercised	(452,344)	1.14
Cancelled	(328,617)	2.28
Outstanding, June 30, 2006	2,260,753	$2.39
Granted	3,370,760	2.34
Exercised	(518,855)	1.97
Cancelled	(360,617)	1.72
Outstanding, June 30, 2007	4,752,041	$2.39

Warrants

Warrants have been granted from time to time in conjunction with financings, debt settlements, Board of Directors and employee compensation and consulting arrangements. The warrants have a cashless option which allows the holder to convert the underlying warrants for shares. The formula for this conversion is based on the common stock price on conversion date. Warrant activity is as follows:

	Number of Warrants	Average Exercise Price

Outstanding, June 30, 2005	3,199,122	$2.60
Granted	63,125	2.26
Exercised	—	—
Exercised – cashless	(993,750)	—
Expired	—	—
Outstanding, June 30, 2006	2,268,497	$3.44
Granted	—	—
Exercised	—	—
Exercised - cashless	(253,059)	—
Expired	(32,500)	2.37
Outstanding, June 30, 2007	1,982,941	$3.71

BROADCASTER, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14.

Employee Stock Incentive Plans and Equity Related Transactions (Continued)

Other Information Regarding Stock Options and Warrants

Additional information regarding common stock options and warrants outstanding as of June 30, 2007 is as follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
$0.40-$1.20	43,500	6.89	0.97	43,500	0.97
$1.21-$1.40	1,500	5.98	1.40	1,500	1.40
$1.41-$2.12	2,305,146	8.95	1.88	588,311	1.84
$2.13-$2.89	1,108,386	6.77	2.40	677,626	2.40
$2.90-$7.25	1,293,509	5.57	3.32	433,975	3.56
	4,752,041		2.39	1,742,912	2.46

The total intrinsic values of options outstanding and options expected to vest at June 30, 2007 were $1,700,000 and $1,696,000 respectively. The total intrinsic value of options exercised during the year ended June 30, 2007 was $426,000.

At June 30, 2007, the Company had $810,000 of unrecognized compensation expense, net of forfeitures, related to stock option plans that will be recognized over a weighted average remaining vesting period of 0.33 years.

Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
$1.00	125,000	1.00	125,000	1.00
$1.45 - $4.17	1,510,795	1.97	1,510,795	1.97
$4.28 - $20.00	275,000	7.73	275,000	7.73
$20.01 - $50.00	72,146	29.56	72,146	29.56
	1,982,941	3.71	1,982,941	3.71

15.

Commitments

Future minimum payments for operating leases are as follows:

(In thousands)

	Fiscal Year	Operating Leases
	2008	$394,186
	2009	295,640
	2010	—
	2011	—
	2012 and after	—
Total minimum payments		$689,826

For the year ending June 30, 2007 and 2006 we recognized $322,630 and $390,000, respectively, as rental expense related to operating leases.

BROADCASTER, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16.

Income Taxes

The provision (benefit) for taxes on income was comprised of the following:

(In thousands)

	Fiscal Year ended June 30, 2007	Fiscal Year ended June 30, 2006
Current:
Federal	—	96
State	12	32
Foreign	—	—
Total Current	12	128

Deferred:
Federal	(943)	(22)
State	(155)	(5)
Foreign	(819)	—
Total Deferred	(1,916)	(27)

Total tax (benefit) provision	(1,904)	101

Deferred tax balances consist of the following:

(In thousands)

	June 30, 2007	June 30, 2006
Deferred tax assets
Net operating loss carry forward	16,890	13,625
Tax credits	659	526
Purchased intangibles	635	208
Allowance for doubtful accounts and returns	66	51
Inventory reserve	5	55
Accrued expenses	222	398
Unrealized appreciation	17	20
Fixed assets	1,019
Valuation allowance	(18,725)	(14,408)
	788	474

Deferred tax liabilities
Purchased intangibles	(5,276)	(7,180)
Fixed assets	(2)	(2)
State taxes	(767)	(463)
Installment receivables	(7)	(9)
	(6,052)	(7,654)
Net deferred tax assets (liabilities)	(5,264)	(7,180)

At June 30, 2007, Broadcaster had an operating loss carry forward of approximately $49,000,000 for federal tax purposes and approximately $25,000,000 for state tax purposes, which expire in various amounts through 2026.

The federal net and state net operating losses begin to expire in 2019, and 2009 respectively. Use of the net operating losses may be limited in the event of an ownership change as defined by the Internal Revenue Code.

BROADCASTER, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16.

Income Taxes (Continued)

The effective tax rate differs from the federal statutory rate for the years ended June 30, 2007 and 2006 as follows:

(In thousands)

	Fiscal Year ended June 30, 2007	Fiscal year ended June 30, 2006

Federal tax at 35% statutory rate	(7,020)	301
State tax provision, net of federal benefit	8	508
Change in valuation allowance	6,575	(2,705)
Intangible	(202)	2,766
Other	(1,265)	(769)
Total income tax provision (benefit)	(1,904)	101

The components of the provision related to continuing operations and discontinued operations are as follows:

	Fiscal Year ended June 30, 2007	Fiscal year ended June 30, 2006

Continuing operations	(1,085)	101
Discontinued operations	(819)	(90)
Total tax provision (benefit)	(1,904)	11

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

	Fiscal Year ended June 30
	2007	2006

Basic Weighted Average Shares Outstanding	37,635,846	16,322,319

Total stock options outstanding	4,752,041	2,260,753
Less: anti-dilutive stock options due to loss	(4,752,041)	(2,260,753)

Total warrants outstanding	1,982,941	2,268,497
Less: anti-dilutive warrants due to loss	(1,982,941)	(2,268,497)

Diluted Weighted Average Shares Outstanding	37,635,846	16,322,319

Item 8.

Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Appointment of Choi, Kim & Park, LLP

On March 16, 2007, the audit committee appointed Choi, Kim & Park, LLP to audit our financial statements for the fiscal year ending June 30, 2007 following the resignation of Burr, Pilger and Mayer (“BPM”). During our two most recent fiscal years, there were no disagreements with Choi, Kim & Park, LLP or BPM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Choi, Kim & Park, LLP or BPM, would have caused Choi, Kim & Park, LLP of BPM to make reference to the subject matter of the disagreement in connection with its reports. Neither the audit opinion of Choi, Kim & Park, LLP or BPM contained an adverse opinion or disclaimer of opinion, or was modified as to uncertainty, audit scope, or accounting principles.

Item 8A.

Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures: Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company's “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Exchange Act Rule 13a-15(e)) as of the end of the period covered by this annual report, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rule 13a-15.

(b)

Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.

Other Information

Not Applicable

PART III

Item 9.

Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Directors

The following table sets forth all of the members of the Board of Directors of Broadcaster and certain information about them.

Name	Age	Position	Director Since
Martin R. Wade, III	57	Chief Executive Officer and Chairman of the Board of Directors	2001
Richard J. Berman (1)(2)(3)	65	Director	2002
Paul Goodman (1)(2)(3)	46	Director	2007
Blair Mills	43	Chief Financial Officer and Director	2007
Vincent F. Orza, Jr.(1) (2)(3)	57	Director	2007

———————

(1)

Member of the Compensation Committee.

(2)

Member of the Audit Committee.

(3)

Member of the Nominating Committee.

Martin R. Wade, III, age 57. Mr. Wade became a director and Chief Executive Officer of Broadcaster in August 2001. He has a proven track record in mergers and acquisitions and investment banking. Mr. Wade served from 1998 to 2000 as an M&A banker at Prudential Securities and from 1996 to 1998 as a Managing Director in Mergers and Acquisition at Salomon Brothers. From 1991 to 1996, Mr. Wade was National Head of Investment Banking at Price Waterhouse, LLC. Mr. Wade also spent six years in the M&A department at Bankers Trust and eight years at Lehman Brothers Kuhn Loeb. Mr. Wade is credited with participating in over 200 M&A transactions involving various clients such as, Nike, Cornerstone National Gas Company, Landmark Graphics and Redken Laboratories, Inc. He also serves on the Boards of Directors for Alliance One International, Inc. (NYSE: AOI), NexMed (NasdaqCM: NEXM), Advaxis, Inc. (OTCBB:ADXS.OB) and Command Security Corp (AMEX: MOC).

Richard J. Berman, age 65. Mr. Berman became a director of Broadcaster in February 2002. His business career spans over 35 years of venture capital, management and merger and acquisitions experience. In the last five years, Mr. Berman has served as a professional director and/or officer of about a dozen public and private companies. He is currently Chief Executive Officer of NexMed (NasdaqCM: NEXM), a biotech company; Chairman of National Investment Managers, a public company in pension administration and investment management; and Chairman of Candidate Resources, a private company delivering HR services over the web. The public companies that Mr. Berman is a director of are Dyadic International, Inc. (AMEX: DIL), Broadcaster, Inc, Easylink Services International Corp. (NasdaqCM: ESIC), MediaBay, Inc. (OTC: MBAY.PK), NexMed, Inc. (NasdaqCM: NEXM), GVI Security Solutions Inc. (OTCBB: GVSS.OB), National Investment Managers (OTCBB: NIVM.OB), Nayna Networks, Inc. (OTCBB: NAYN.OB) and Advaxis, Inc (OTCBB: ADXS.OB). From 1998 - 2000, he was employed by Internet Commerce Corporation as Chairman and CEO. Previously, Mr. Berman worked at Goldman Sachs; was Senior Vice President of Bankers Trust Company, where he started the M&A and Leveraged Buyout Departments; created the largest battery company in the world by merging Prestolite, General Battery and Exide to form Exide (NYSE); helped create what is now Soho (NYC) by developing five buildings; and advised on over $4 billion of M&A transactions. He is a past Director of the Stern School of Business of NYU.

Paul Goodman. age 46. Mr. Goodman became a director in May 2007. Mr. Goodman is a partner in the New York City law firm of Cyruli Shanks & Zizmor LLP and concentrates on the representation of Internet and new media clients handling a wide range of corporate and financing transactions including venture capital, angel round investing and mergers and acquisitions. He was formerly a faculty member of the Queens College Computer Science Department and is the author of five books on computer programming. Mr. Goodman became a director of Maxus Technology Corporation in December 2006. He has also been on the board of directors of SecureLogic Corp. since 1999. He serves on the Audit Committee of each of these corporations. Mr. Goodman became president and sole director of Activeworlds Corp. (OTCBB: AWLD.OB) in July 2007. Mr. Goodman received his law degree from the City University of New York and also holds a Bachelors and Masters Degree in Computer Science.

Blair Mills. age 43. Mr. Mills became a director in May 2007. Mr. Mills joined the company in June 2006 as Chief Financial Officer. Previously, he served as Chief Financial Officer of AccessMedia beginning in May 2005. Prior to that date, Mr. Mills served in various management positions at several Internet-based businesses, including most recently Longview Media, Inc. from September 2000 through September 2006. Mr. Mills has also served as an independent consultant to small businesses and emerging growth companies. Mr. Mills is a Chartered Accountant in Canada and a Certified Public Accountant in Illinois

Vincent F. Orza, Jr., age 57. Dr. Orza became a director of Broadcaster in July 2007. Dr. Orza is Dean of the Meinders School of Business of Oklahoma City University. Prior to his current position with Oklahoma City University, Dr. Orza served as a trustee of Oklahoma City University, taught economics and marketing for 16 years at the University of Central Oklahoma and received an Ed.D. degree from the University of Oklahoma. Dr. Orza also serves as a news anchor for an Oklahoma City network affiliate and is a regular columnist for a local newspaper. He brings public company experience having been the founder, Chairman and CEO of Eateries, Inc., an operator and franchisor of a chain of restaurants operating in 20 states, which traded on The Nasdaq Stock Market before this company went private in 2003. Dr. Orza ran twice for Governor of Oklahoma.

Key Employees

Sanger Powell Robinson II, President of BIG. age 38. Mr. Robinson has been important in the development of our software and advises us on marketing strategies and developing strategic relationships with online traffic aggregators and marketing companies. Mr. Robinson worked for AccessMedia from December 2004 until December 2006, BIG from December 2006 until present, Netbroadcaster September 2000 until December 2003, and SearchFuel from December 2000 until December 2004.

Peter Wang. Mr. Wang became Chief Analytics Officer of Broadcaster in March 2007. From February 2001 until September 2006, Mr. Wang served as Vice President of Operations at Sagemetrics Corporations, a provider of marketing and business intelligence solutions.

Key Consulting Relationships

Messrs. Nolan Quan and Michael Gardner our principal shareholders, provide important consulting and other services to us as described elsewhere in this Report. In addition to receiving a nominal consulting fee of $1,000 per month, Mr. Quan through Alchemy and Alchemy F/X provides important services to us. Mr. Gardner’s services are provided through Baytree, a limited liability company controlled by him. We entered into an agreement with Baytree in June 2005 which expires on June 30, 2008. Baytree acted as our exclusive financial advisor in connection with the acquisition of AccessMedia and received a fee equal to 5% of the shares issued to the AccessMedia shareholders consisting of four limited liability companies (controlled by Mr. Quan) and Mr. Gardner. Additionally, we issued to Baytree 500,000 shares of common stock for ongoing consulting services and agreed to reimburse it for its expenses. Baytree also provides a New York office for us which is used on a regular basis by our Chief Executive Officer, Mr. Martin R. Wade, III. Mr. Gardner, through Baytree, provides ongoing consulting services relating to our business and future strategy and public company issues.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act 1934 requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities of Broadcaster. Officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) forms they file. These filings are publicly available on the SEC’s website at www.sec.gov. Based solely on our review of the copies of such forms received by us and our review of the SEC’s website, we believe that during fiscal year ended June 30, 2007, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Digital Creative Development Corp. (1)	3(2)	29(2)	0
Bruce Galloway (3)	1(2)	4(2)	0
Blair Mills	1(4)	0	0
Kathryn Felice (5)	1(2)	1(2)	0
Martin R. Wade III	1(2)	1(2)	0
Marvin Mauer (6)	0	0	1
Donald L. Perlyn(3)	1(2)	1(2)	0
Nolan Quan	1(2)	4(2)	0
Evan Binn(3)	1(2)	1(2)	0
Robert S. Falcone(3)	1(2)	1(2)	0

———————

(1)

Digital Creative Development Corp. ceased to be a 10% owner during the year ended June 30, 2007.

(2)

The named officer, director or greater than 10% shareholder, as applicable, filed a late Form 4 - Statement of Changes in Beneficial Ownership of Securities.

(3)

Not re-elected a director at our annual meeting in May 2007.

(4)

The named officer filed a late Form 3 – Initial Statement of Beneficial Ownership of Securities.

(5)

Ms. Felice resigned as General Counsel in September 2007.

(6)

Mr. Mauer was the president of Houseplans and is no longer an executive officer. He never filed a Form 3.

Code of Ethics

We have established and maintain a Code of Ethics which is applicable to all employees, officers, and directors. Our policy is designed to deter wrongdoing and to promote honest and ethical conduct and compliance with all applicable laws and regulations. It also communicates our expectations of our employees and helps enable us to provide accurate and timely disclosure in our filings with the SEC and other public communications. In addition, the policy incorporates guidelines pertaining to topics such as environmental compliance, health and safety compliance; diversity and non-discrimination; vendor relations, employee privacy; and business continuity.

The Code of Ethics is included as an exhibit to this Report. We intend to disclose any future amendments to the provisions of our Code of Ethics or waivers of any provisions granted to executive officers and directors.

Item 10.

Executive Compensation

The following table sets forth all compensation awarded, earned or paid for services rendered to Broadcaster and its subsidiaries in all capacities during each of the fiscal years ended June 30, 2007 and 2006 to (i) our Chief Executive Officer during fiscal 2007 and (ii) our two most highly compensated executive officers other than the Chief Executive Officer who were serving as executive officers at the end of fiscal 2007.

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($)(c)	Bonus ($)(d)	Option Awards ($)(f)	All Other Compensation ($)(i)		Total ($)(j)
Martin R. Wade, III Chief Executive Officer	2007 2006	$225,000 $244,940	$160,000 $415,000	$2,165,000 $ 0	$51,825 $13,727	(1)(2) (1)	$2,601,825 $ 673,667

Blair Mills Chief Financial Officer	2007 2006	$122,116 $ 8,000	$15,000 $ 0	$87,000 $ 0	$ 5,209 $ 0	(1)	$ 229,325 $ 8,000
Kathryn Felice General Counsel	2007	$150,192	$ 0	$130,000	$ 4,500	(3)	$ 280,192

———————

(1)

Includes payments of medical and dental insurance premiums by the Company on behalf of he named officers' dependents.

(2)

Includes $34,000 in travel and entertainment expenses.

(3)

Represents director fees paid to Ms. Felice prior to becoming an executive officer. She was not re-elected as a director at the annual meeting of shareholders in May 2007 and resigned as an executive officer and employee in September 2007.

Outstanding Awards at Fiscal Year End

Listed below is information with respect to unexercised options, restricted stock that has not vested, and equity incentive plans for each named executive officer outstanding as of June 30, 2007:

	OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	OPTION AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)
Martin R. Wade, III	1,898,334	1,700,000	1,700,000	$1.50/$1.90	7/2008, 9/2016
Blair Mills	75,000	0	0	$1.90	9/2016
Kathryn Felice	112,500	0	0	$3.80/$3.76/$2.80	5/2016, 6/2016, 10/2016

Compensation of Directors

We pay cash compensation to our directors for service on our Board of Directors and each Committee. Each non-employee director is paid $1,000 for each board meeting and Audit and Compensation Committee members are paid $500 for each meeting. The Chairman of the Audit Committee is paid $500 each month, and the Chairman of the Compensation Committee is paid $500 per meeting. Non-employee members of our Board of Directors were compensated with stock options in fiscal 2007 for services as a director as follows:

Name (a)	Option Awards (d)	Total ($) (j)
Richard Berman	30,000	$30,000
Paul Goodman	30,000	$30,000
Sean Deson(1)	0	$ 0
Evan Binn(2)	0	$ 0
Robert Falcone(2)	0	$ 0
Bruce Galloway(2)	0	$ 0
Donald Perlyn(2)	0	$ 0

———————

(1)

Mr. Deson resigned subsequent to the year end and his options were forfeited.

(2)

Was not reelected as a director at the annual meeting of shareholders held on May 9, 2007. Each person had received a grant of 75,000 options exercisable at $3.20 per share in February 2007. As a result, all options expired.

We do not compensate our employees for service on the Board of Directors. All of the equity awards to our non-employee directors were awarded under the 2004 Incentive Stock Option Plan approved by our shareholders.

Employment Agreements

In September 2006, our Board of Directors approved an employment agreement with Martin R. Wade, III, our Chief Executive Officer. Mr. Wade receives an annual base salary of $225,000. Mr. Wade’s employment agreement provided that upon a sale of Houseplans, he was entitled to a bonus equal to 2% of the net sales price. We have accrued $160,000 related to the sale of Houseplans for Martin Wade’s bonus. Mr. Wade also received a grant of 3,750,000 10-year options exercisable at $1.90 per share, of which 200,000 vested on grant and the balance vest upon AccessMedia meeting certain revenue targets. Mr. Wade is entitled to a bonus if AccessMedia meets certain revenue targets. This agreement expires on December 11, 2008.

In September 2006, we entered into an employment agreement with Mr. Blair Mills, our Chief Financial Officer. Mr. Mills’ agreement provides for the payment to Mr. Mills of a $150,000 base annual salary and an annual bonus of up to $60,000. The agreement expires on June 15, 2009. Mr. Mills was granted options to purchase 75,000 shares of Broadcaster's stock, exercisable at $1.90. During fiscal 2007, Mr. Mills was paid a $15,000 bonus.

In December 2006, we entered into an employment agreement with, Mr. Sanger Robinson as President of BIG. This agreement provides for the payment to Mr. Robinson of a $150,000 base annual salary and an annual bonus of up to $60,000. In addition this agreement provides for a matching of benefits should BIG hire executives with a greater pay package than Mr. Robinson’s. The agreement expires on December 25, 2009. Subsequent to these agreements Mr. Robinson was granted options to purchase 75,000 shares of Broadcaster's stock exercisable at $3.20 and 25,000 shares at $2.36.

In December 2006, we entered into an employment agreement with Mr. Peter Wang as Vice President of Search for BIG. This agreement provides for the payment to Mr. Wang a $135,000 base annual salary. The agreement expires on December 25, 2009. Subsequently, Mr. Wang was granted options to purchase 50,000 shares of Broadcaster's stock exercisable at $3.20 and 12,500 shares at $2.36.

Item 11.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of September 30, 2007 the beneficial ownership of our common stock by:

•

Each director;

•

Each other executive officer named in the Summary Compensation Table;

•

All directors and executive officers as a group; and

•

Each person who is known by us to own of record or beneficially more than five percent of our common stock.

Except as otherwise indicated, the shareholders listed in the table have sole voting and dispositive power with respect to the shares indicated, subject to community property laws where applicable.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class (1)
Directors and Executive Officers:
Common Stock	Martin Wade c/o Baytree Capital, The Trump Building at 40 Wall Street, New York, NY 10005(2)	198,333	*
Common Stock	Blair Mills 9201 Oakdale Avenue, Suite 200, Chatsworth, CA 91311 (2)	75,000	*
Common Stock	Richard Berman Suite 450, 420 Lexington Avenue, New York, NY 10170(3)	296,250	*
Common Stock	Paul Goodman Cyruli Shanks & Zizmor, LLP, 420 Lexington Avenue, Suite 2020, New York, NY 10170(2)(4)	6,250	*
Common Stock	Dr. Vincent F. Orza, Jr. 2501 N. Blackwelder, Oklahoma City, OK 73106-1493(5)	32,750	*
Common Stock	All directors and executive officers as a group (5 persons)	608,583	1.87%

5% Shareholders:
Common Stock	Michael Gardner. (6)	33,137,150	64.9%
Common Stock	Nolan Quan. (6)	33,137,150	64.9%
Common Stock	Broadcaster, LLC (7)	9,640,000	18.8%
Common Stock	Software People, LLC (7)	5,120,000	10.0%
Common Stock	Trans Global Media, LLC (7)	5,120,000	10.0%

———————

(1)

Applicable percentages are based on 51,404,666 shares outstanding on September 30, 2007, adjusted as required by rules of the SEC. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days after the above date are deemed outstanding for computing the percentage of the person holding such options but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table and subject to any applicable community property laws, Broadcaster believes that each of the shareholders named in the table have sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them.

(2)

Consists of shares issuable upon exercise of options to purchase shares of common stock of Broadcaster.

(3)

Includes 262,500 shares issuable upon exercise of options and warrants to purchase shares of common stock of Broadcaster.

(4)

Includes 6,250 vested options. Does not include 1,544,594 shares of our common stock owned by MBYI Liquidating Trust of which Mr. Goodman is a trustee since there are three trustees and a majority of the trustees must agree to vote or sell the Broadcaster shares. Thus, he is not deemed to be a beneficial owner of the shares owned by the trust.

(5)

Includes 6,250 vested options.

(6)

As a result of a mutual understanding to act together with respect to matters affecting or relating to the common stock of Broadcaster, Inc., Mr. Gardner, Baytree Capital, a company controlled by him, and Mr. Nolan Quan are deemed to be the beneficial owners of each others shares of common stock. Mr. Quan controls four limited liability companies and is deemed to be the beneficial owner of the shares owned by these companies. The actual numbers used in computing this sum are:

•

Mr. Quan – 22,490,000 shares, 50,000 of which are owned by a family trust of which Mr. Quan is a trustee and the balance by the limited liability companies, and

•

Mr. Gardner – 10,647,150 shares, including 1,875,000 shares owned by Baytree.

The numbers owned of record and beneficially by Mr. Gardner do not include 1,544,594 shares of our common stock owned by MBYI Liquidating Trust. Mr. Gardner owns a 6.7% interest in the trust as a result of an unrelated transaction, but is not a beneficial owner of the shares under the rules of the SEC as described in footnote (1) above. The shares held by the trust may be publicly sold at any time without restriction.

(7)

Mr. Nolan Quan, one of our principal shareholders, is the managing member of this entity.

*

Represents holdings which are less than 1% of the outstanding common stock of Broadcaster.

Item 12.

Certain Relationships and Related Transactions

We are a party to various transactions with Mr. Nolan Quan, one of our principal shareholders, which are described below. Historically, these transactions were provided to AccessMedia prior to our acquisition of that company, and have continued since that time.

Note Payable to Related Party

AccessMedia owes $1,725,000 to Mr. Quan. The promissory notes carry an annual interest rate of 4% and are collateralized by our assets. The promissory notes are payable on demand at anytime and interest is paid on a monthly basis.

Services and Products Provided by Alchemy

Alchemy, which is controlled by Mr. Quan, has provided us with office and operating space, staffing, technical services and consulting, internet bandwidth and hosting, network infrastructure and other related services. The office space was provided under a sublease which expires October 31, 2007; we paid Alchemy $219,000 in rent for fiscal 2007. During the fiscal year ended June 30, 2007, we incurred approximately $1,849,000 in costs associated with employee benefits, administrative space and operating costs. Under our new lease, Alchemy will be subleasing 3,000 square feet from us starting November 1, 2007 at our cost.

Technology and Content Licensing Agreements

We have entered into various licensing agreements including several with Broadcaster LLC. The licenses provide certain key technologies, including digital rights management and content distribution systems, in connection with our business. The licenses are nonexclusive and are granted in perpetuity. However, we generally do not have the right to modify the licensed technologies used in our business, nor do we have the right to receive updates or upgrades or to obtain a copy of the source code for such technologies. All of the agreements were acquired in the AccessMedia acquisition. During the fiscal year ended June 30, 2007, we paid $175,000 to purchase the exclusive rights to the P2P download system technology. Included in this payment, Mr. Quan was paid $50,000 and Blair Mills, our Chief Financial Officer and Mr. Sanger Robinson, President of BIG, were each paid $8,000. Also, during the fiscal year ended June 30, 2007, we purchased the exclusive rights to Igrab and Search for $45,000, of which Mr. Quan was paid $36,000 and Mr. Rob Gould, Vice President of Marketing BIG, was paid $7,000.

Licensing Agreements

During the fiscal year ended June 30, 2007, we entered into two non-exclusive agreements with Alchemy F/X, a company controlled my Mr. Quan. Alchemy F/X has developed and continues developing Solo Cam Software. The Software was designed to provide website and applications a method to broadcast audio visual feeds over the Internet together with a chat room feature. Our fee for this under the license agreement is $250,000, of which $150,000 was paid during the fiscal year ended June 30, 2007. In December 2006, we entered into another non-exclusive licensing agreement with Alchemy F/X for a Macromedia flash license. The annual license fee under this license is $70,000. Mr. Quan and Robert Gould, Vice President of Marketing of BIG, control Alchemy F/X.

Other Related Person Transactions

Mr. Quan’s son is employed by us as an executive producer and receives a salary of $63,000 per year. During the fiscal year ended June 30, 2007, we paid $41,480 in legal fees to Ms. Elaine Rosen, who is Mr. Quan’s wife.

Consulting Agreements

On June 20, 2005, we entered into a consulting agreement with Baytree which is described under Item 9, “Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.” We issued Baytree 500,000 shares of our common stock as a fee for its services over three years and 5% of the shares issued to the former AccessMedia shareholders or 1,350,000 shares. Under the same agreement, we issued 25,000 shares to Baytree related to the asset acquisition of America’s Biggest, Inc. Baytree waived a cash fee on the America’s Biggest acquisition. Over the past two years, we have not paid to Baytree any other fees for banking and related services and is controlled by Mr. Gardner, one of our principal shareholders.

Item 13.

Exhibits

(a) Exhibits and Index of Exhibits:

The following documents are filed as a part of this Report:

•

Financial Statements

The following consolidated financial statements of Broadcaster, Inc., and Subsidiaries, and the Independent Auditors' Report issued thereon, are incorporated by reference in Part II, Item 7:

Report of Independent Registered Accounting Firm for the year ended June 30, 2007

Report of Independent Registered Accounting Firm for the year ended June 30, 2006

Consolidated Balance Sheets at June 30, 2006

Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended June 30, 2006 and 2007

Consolidated Statements of Stockholders' Equity for the years ended June 30, 2006 and 2007

Consolidated Statements of Cash Flows for the years ended June 30, 2006 and 2007

Notes to Consolidated Financial Statements

•

Exhibits

The following exhibits are filed as part of, or incorporated by reference into this Report:

Exhibit Number	Exhibit Title/Note
3.1	Certificate of Incorporation
3.2	Certificate of Amendment to the Certificate of Incorporation
3.3	Certificate of Correction to the Certificate of Amendment
3.4	Bylaws
10.1	Amended and Restated Employment Agreement, dated September 12, 2006, by and between Broadcaster and Martin R. Wade, III (1)
10.2	Amendment No. 1 to Parent Voting Agreement, dated September 18, 2006 by and between AccessMedia Networks, Inc. and certain shareholders of Broadcaster(2)
10.3	Amendment No. 1 to Company Voting Agreement, dated September 18, 2006, by and between Broadcaster, Access Media Networks, Inc. and certain former shareholders of AccessMedia Networks, Inc.(3)
10.4	Amendment to Amended and Restated Agreement and Plan of Merger, dated December 29, 2006 by and between Broadcaster, Inc. and the shareholders of AccessMedia Networks, Inc. (4)
10.5	Consulting Agreement with Baytree Capital Associates, LLC(5)
10.6	Nolan Quan Consulting Agreement(6)
10.7	Houseplans, Inc. Stock Purchase Agreement (7)(8)
10.8	Second Amendment to 2004 Incentive Stock Option Plan
14.1	Code of Ethics(9)
21	Subsidiaries
23.1	Consent of Choi, Kim & Park, LLP
23.2	Consent of Burr, Pilger & Mayer, LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
———————
Notes
(1)	Contained in Exhibit 10.1 of Broadcaster’s Current Report on Form 8-K filed on September 22, 2006.
(2)	Contained in Exhibit 10.13 of Broadcaster’s Annual Report on Form 10-KSB filed on October 13, 2006.
(3)	Contained in Exhibit 10.15 of Broadcaster’s Annual Report on Form 10-KSB filed on October 13, 2006.
(4)	Contained in Exhibit 10.2 of Broadcaster’s Current Report on Form 8-K filed on January 4, 2007.
(5)	Contained in Exhibit 10.2 of Broadcaster’s Quarterly Report on Form 10-KSB filed on February 15, 2007.
(6)	Contained in Exhibit 10.3 of Broadcaster’s Quarterly Report on Form 10-KSB filed on February 15, 2007.
(7)	Portions of Section 3.4 have been redacted and are the subject of a Confidential Treatment Request.
(8)	In accordance with SEC rules, we have omitted Exhibits A through F from the Stock Purchase Agreement as schedules and will provide copies to the SEC upon request.
(9)	Contained in Exhibit 14 of Broadcaster’s Current Report on Form 8-K filed on June 8, 2007.

Item 14.

Principal Accountants Fees and Services

Broadcaster’s Audit Committee reviews and approves audit and permissible non-audit services performed by its independent registered public accounting firm, as well as the fees charged for such services. On March 16, 2007, the Audit Committee of the Board of Directors appointed Choi, Kim & Park, LLP (“CKP”) as the new independent registered public accounting firm to the Company in place of Burr, Pilger & Mayer LLP (“BPM”).

In its review of non-audit service fees and its appointment of both CKP and BPM as Ecosphere’s independent registered public accounting firm, the Audit Committee considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by both CKP and BPM for the fiscal years ended June 30, 2007 and 2006, respectively, were approved by the Audit Committee. The following table shows the fees for the fiscal years ended June 30, 2007 and 2006.

	CKP	BPM
	2007	2006
Audit Fees	$105,000	$180,642
Audit Related Fees	$	$27,753
All Other Fees	$	$884

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 15, 2007

BROADCASTER, INC.

By:	/s/ MARTIN R. WADE, III
Martin R. Wade, III
Chief Executive Officer

In accordance with the Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ MARTIN R. WADE, III	Chairman of the Board of Directors	October 15, 2007
Martin R. Wade, III

/s/ BLAIR MILLS	Chief Financial Officer, (principal financial and accounting officer) and Director	October 15, 2007
Blair Mills

/s/ RICHARD J. BERMAN	Director	October 15, 2007
Richard J. Berman

/s/ PAUL GOODMAN	Director	October 15, 2007
Paul Goodman

Director
Vincent F. Orza, Jr.

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title/Note
3.1	Certificate of Incorporation
3.2	Certificate of Amendment to the Certificate of Incorporation
3.3	Certificate of Correction to the Certificate of Amendment
3.4	Bylaws
10.1	Amended and Restated Employment Agreement, dated September 12, 2006, by and between Broadcaster and Martin R. Wade, III (1)
10.2	Amendment No. 1 to Parent Voting Agreement, dated September 18, 2006 by and between AccessMedia Networks, Inc. and certain shareholders of Broadcaster(2)
10.3	Amendment No. 1 to Company Voting Agreement, dated September 18, 2006, by and between Broadcaster, Access Media Networks, Inc. and certain former shareholders of AccessMedia Networks, Inc.(3)
10.4	Amendment to Amended and Restated Agreement and Plan of Merger, dated December 29, 2006 by and between Broadcaster, Inc. and the shareholders of AccessMedia Networks, Inc. (4)
10.5	Consulting Agreement with Baytree Capital Associates, LLC(5)
10.6	Nolan Quan Consulting Agreement(6)
10.7	Houseplans, Inc. Stock Purchase Agreement (7)(8)
10.8	Second Amendment to 2004 Incentive Stock Option Plan
14.1	Code of Ethics(9)
21	Subsidiaries
23.1	Consent of Choi, Kim & Park, LLP
23.2	Consent of Burr, Pilger & Mayer, LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
———————
Notes
(1)	Contained in Exhibit 10.1 of Broadcaster’s Current Report on Form 8-K filed on September 22, 2006.
(2)	Contained in Exhibit 10.13 of Broadcaster’s Annual Report on Form 10-KSB filed on October 13, 2006.
(3)	Contained in Exhibit 10.15 of Broadcaster’s Annual Report on Form 10-KSB filed on October 13, 2006.
(4)	Contained in Exhibit 10.2 of Broadcaster’s Current Report on Form 8-K filed on January 4, 2007.
(5)	Contained in Exhibit 10.2 of Broadcaster’s Quarterly Report on Form 10-KSB filed on February 15, 2007.
(6)	Contained in Exhibit 10.3 of Broadcaster’s Quarterly Report on Form 10-KSB filed on February 15, 2007.
(7)	Portions of Section 3.4 have been redacted and are the subject of a Confidential Treatment Request.
(8)	In accordance with SEC rules, we have omitted Exhibits A through F from the Stock Purchase Agreement as schedules and will provide copies to the SEC upon request.
(9)	Contained in Exhibit 14 of Broadcaster’s Current Report on Form 8-K filed on June 8, 2007.