Form 10-Q
period 2007-09-30
BROADCASTER INC
filed 2007-11-14
CIK 814929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

______________

FORM 10-Q

______________

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐   Accelerated filer  ☐  Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of November 8, 2007, 51,342,221 shares of the issuer’s common stock, par value of $0.001 per share, were outstanding.

BROADCASTER, INC.

AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BROADCASTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2007	June 30, 2007
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$6,202	$9,387
Receivables, less allowances for doubtful accounts, discounts and returns of $15 as of September 30, 2007 and $11 as of June 30, 2007.	262	437
Notes receivable	750	500
Other current assets	398	337
Assets related to discontinued operations	99	99
Total current assets	7,711	10,760
Fixed assets, net	423	363
Long term notes receivable, net	2,100	2,350
Intangible assets
Goodwill	62,992	68,192
Other intangible assets, net	12,436	13,092
Total intangible assets	75,428	81,284
Total assets	$85,662	$94,757
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
	$
Short term debt – related party	1,725	1,725
Trade accounts payable	413	794
Due to related party	430	557
Accrued and other liabilities	1,017	1,730
Liabilities related to discontinued operations	35	35
Deferred revenues	129	308
Total current liabilities	3,749	5,149
Unearned contract fees	54	68
Deferred tax	5,005	5,264
Total liabilities	8,808	10,481
Shareholders’ equity
Common stock, no par value; 300,000,000 authorized; 51,261,008 issued and outstanding as of September 30, 2007 and 51,152,490 issued and outstanding as of June 30, 2007.	52	51
Additional paid-in capital	129,228	128,402
Accumulated deficit	(52,728)	(44,476)
Accumulated other comprehensive income	302	299
Total shareholders’ equity	76,854	84,276
Total liabilities and shareholders’ equity	$85,662	$94,757

BROADCASTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME / (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,
	2007	2006
Net revenues	$596	$2,937
Product costs	816	1,187
Gross margin	(220)	1,750

Costs and expenses
Sales and marketing	604	1,578
General and administrative	2,533	1,908
Research and development	0	0
Total operating expenses	3,137	3,486

Operating loss	(3,357)	(1,736)

Other income and (expense)

Interest and other, net	50	82
Realized gain – securities	—	22
Unrealized gain – securities	—	3
Impairment	(5,200)	—

Loss before income tax	(8,507)	(1,629)

Income tax (benefit) provision	(259)	(180)

Loss from continuing operations	(8,248)	(1,449)

Loss from discontinued operations, net of income tax	(4)	(239)

Net loss	(8,252)	(1,688)

Other comprehensive income (loss)

Foreign currency translation adjustments	3	17
Comprehensive loss	(8,249)	(1,671)

Basic and diluted earnings (loss) per share
Loss from continuing operations	$(0.16)	$(0.05)
Loss from discontinued operations, net of income tax	(0.00)	(0.01)
Net loss	(0.16)	(0.05)
Shares used in computing basic earnings (loss) per share	51,207	31,695
Shares used in computing diluted earnings (loss) per share	51,207	31,695

BROADCASTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Three months ended September 30, 2007

(In thousands, except share amounts)

	Shares	Common Stock Amount	APIC Amount	Accumulated Deficit	Accumulated Other Comprehen- sive Loss	Total

Balance at July 1, 2007	51,152,490	$51	$128,402	$(44,476)	$299	$84,276
Issuance of common stock related to:
Warrants exercised	—	—	—	—	—
Stock options exercised	108,750	1	216	—	—	217

Stock compensation expense	—	—	610	—	—	610
Net Income	—	—	—	(8,252)	—	(8,252)
Foreign currency translation adjustment, net of income tax	—	—	—	—	3	3
Balance at September 30, 2007	51,261,240	$52	$129,228	$(52,728)	$302	$76,854

BROADCASTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended September 30,
	2007	2006
Cash flows from operating activities:
Net cash used in operating activities	$(3,405)	$(2,456)
Cash flows from investing activities:
Proceeds from sale of discontinued operations	—	1,500
Acquisition of intangible assets	—	(500)
Purchase of equipment and software	—	5
Net cash provided by investing activities	—	1,005
Cash flows from financing activities:
Repayments of notes	—	(1)
Proceeds from warrants and options exercised	217	195

Net cash provided by financing activities	217	194
Effect of exchange rate change on cash and cash equivalents	3	9
Net increase (decrease) in cash and cash equivalents	(3,185)	(1,248)
Cash and cash equivalents at beginning of period	9,387	12,508
Cash and cash equivalents at end of the period	$6,202	$11,260

SUPPLEMENTAL DISCLOURE OF CASH FLOW INFORMATION
Interest paid	$34	$19

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Capital stock issued in conjunction with acquisition of intangible assets	—	984

BROADCASTER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim condensed consolidated financial statements have been prepared from the records of Broadcaster, Inc., a Delaware corporation, and subsidiaries (“Broadcaster,” “we” or the “Company”) without audit. All significant inter-company balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments, which consist of only normal recurring adjustments, to present fairly the financial position at September 30, 2007 and the results of operations and cash flows for the three months ended September 30, 2007 and 2006, have been made. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007. The results of operations for the three months ended September 30, 2007 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

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

Reclassifications

Reclassifications have been made to the amounts reported for the three months ended September 30, 2006 to conform to the current period’s presentation. The amounts reported for the three months ended September 30, 2006 present results of operations of the discontinued operations due to the sale of Houseplans, Inc. (“Houseplans”) on May 2, 2007.

Reverse Stock Split

All references to shares of common stock including per share amounts have been adjusted to give effect to a one-for-two reverse stock split in June 2007.

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

BROADCASTER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.

STOCK BASED AWARDS (Continued)

Stock-based compensation expense recognized under SFAS 123(R) in the unaudited condensed consolidated statement of operations for the three months ended September 30, 2007 related to stock options was $610,000. The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis. As a result of adopting SFAS 123(R), the Company’s loss before income taxes and net loss for the three months ended September 30, 2007 was increased by $610,000. The implementation of SFAS 123(R) reduced basic and diluted earnings per share by $0.01 three months ended September 30, 2007. The implementation of SFAS 123(R) did not have an impact on cash flows from operations during the three months ended September 30, 2007. SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statements of operations. Prior to July 1, 2006, the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method under APB 25 and related interpretations. Stock-based compensation expense recognized in the Company’s statement of operations for the three months ended September 30, 2007 included compensation expense for share-based payment awards granted prior to, but not yet vested as of June 30, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Effective July 1, 2006, as new grants occur, our stock-based compensation expense will also include compensation expense for the share-based payment awards granted subsequent to June 30, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the consolidated statement of operations for the three months ended September 30, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” This FSP provides a practical transition election related to the accounting for the tax effects of share-based payment awards to employees, as an alternative to the transition guidance for the additional paid-in capital pool (“APIC pool”) in paragraph 81 of SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the APIC pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

3.

DISCONTINUED OPERATIONS

Sale of Houseplans

On May 2, 2007, we sold 100% of the issued and outstanding capital stock of Houseplans to Kransco Houseplans, LLC, for $8 million. The sale price is composed of $5 million in cash we received on closing and a note receivable of $3 million, paid in installments over a three year period. The note receivable consists of eight quarterly payments of $250,000 commencing on March 31, 2008, and a final payment of $1,000,000 payable on March 31, 2010. The note receivable bears interest at a rate of 5% and any accrued interest will be paid on each installment.

BROADCASTER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.

ACQUISITIONS

AccessMedia Acquisition

On June 1, 2006, Broadcaster completed its acquisition of AccessMedia, Inc. Broadcaster accounted for the business combination as a purchase.

The purchase price for accounting purposes of approximately $79.3 million was comprised as follows:

(In thousands)
Description	Amount

Fair value of common stock	$75,607
Direct transaction costs	3,690
Total	$79,297

The calculation is based on the issuance of 14,500,000 shares of Broadcaster common stock to the shareholders of AccessMedia on June 1, 2006 and 17,500,000 shares issued for the quarter ending March 31, 2007 as a result of attainment of the earn-outs pursuant to the amended merger agreement. The purchase price includes $32.1 million on June 1, 2006, $9.6 million on December 31, 2006 and $37.6 million in the quarter ended March 31, 2007. We also issued 1,250,000 and 875,000 shares of our common stock to Baytree Capital Associates, LLC on June 1, 2006 and the quarter ending March 31, 2007 respectively. Baytree is controlled by a former AccessMedia shareholder. For the shares Baytree received on June 1, 2006, 725,000 shares were a financial advisory fee and 500,000 shares were for consulting services. For the shares Baytree received in the quarter ended March 31, 2007, 875,000 shares were a financial advisory fee and related to the earn-out.

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

$15,680,000 has been allocated to amortizable intangible assets with useful lives of 10 years as follows: software – 10 years, domain names and content – 10 years.

The residual purchase price of $73,088,000 has been recorded as goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill will not be amortized and will be tested for impairment at least annually. The acquisition agreement provided that 17.5 million additional shares may be earned and awarded to the shareholders of AccessMedia. Any additional shares earned would be a future addition to goodwill. As of the date of this Report, all of the 17.5 million earn-out shares have been earned in the quarter ended March 31, 2007. In addition, as part of its consulting agreement, Baytree Capital

BROADCASTER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.

ACQUISITIONS (Continued)

was to receive 5% of the earn-out shares issued to former AccessMedia shareholders. Therefore, we issued Baytree 875,000 shares in the quarter ended March 31, 2007.

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

Acquisition of America’s Biggest, Inc. Assets

On September 29, 2006, Broadcaster completed the acquisition of 100% of the assets of America’s Biggest, Inc. The consideration paid to America’s Biggest consisted of 500,000 shares of Broadcaster stock and $500,000 in cash. Americas Biggest failed to and later refused to deliver a list of assets, and Broadcaster accordingly did not complete delivery of the 500,000 shares of common stock. This disagreement led to Americas Biggest filing a lawsuit against Broadcaster and its principal shareholders.

The allocation of the purchase price to the assets acquired based on their estimated fair values was as follows:

(In thousands)
Description	Amounts (unaudited)

Amortizable intangible assets
Domain names	$525
Software	350
Customer lists	250
Trademark	150
Marketing materials	209
Goodwill	65
Total	$1,549

As of June 30, 2007, we determined the assets of America’s Biggest have no value and the full amount has been written off.

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

BROADCASTER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.

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

Goodwill

In accordance with SFAS No. 142, Goodwill and Intangible Assets, goodwill is being assessed for impairment on a quarterly basis. We have goodwill in the amount of $62,992,000 as of September 30, 2007. We have recognized $5,200,000 of goodwill impairment during the three months ending September 30, 2007 related to the Accessmedia acquisition. We have recognized $4,897,000 of impairment related to the valuation of AccessMedia in fiscal 2007.

8.

DEBT

The following table details our outstanding debt as of September 30, 2007:

(In thousands)
As of September 30, 2007

Short-term

Demand notes payable to related party	$1,725
Subtotal short-term	$1,725
Grand total	$1,725

Demand notes payable consisted of a 4% secured note payable to Mr. Nolan Quan, one of our principal shareholders, and are secured by the assets of the Company.

BROADCASTER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

	Three months ended September 30,
	2007	2006
Basic weighted average shares outstanding	51,207	31,695

Total stock options outstanding	4,357	2,093
Less: anti dilutive stock options due to loss	(4,357)	(2,093)

Total warrants outstanding	1,349	2,269
Less: anti dilutive warrants due to loss	(1,349)	(2,269)

Diluted weighted average shares outstanding	51,207	31,695

9.

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

The 2004 Plan

The 2004 Plan provides for the granting of options to purchase up to an aggregate of 10,500,000 shares of common stock to employees, directors and other service providers of Broadcaster. Any options that expire prior to exercise will become available for new grants from the “pool” of options. Options that are granted under the 2004 Plan may be either options that qualify as incentive stock options under the Internal Revenue Code (“Incentive Options”), or those that do not qualify as such incentive stock options (“Non-Qualified Options”).

The Incentive Options may not be granted at a purchase price less than the fair market value of the common stock on the date of the grant (or, for an option granted to a person holding more than 10% of the Company’s voting stock, at less than 110% of fair market value) and Non-Qualified Options may not be granted at a purchase price less than 85% of fair market value on the date of grant. As a matter of policy, Broadcaster’s Board of Directors will not

BROADCASTER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.

STOCK-BASED AWARDS (Continued)

grant options at less than fair market value. The term of each option, under the 2004 Plan, which is fixed at the date of grant, may not exceed 10 years from the date the option is granted (by law, an Incentive Option granted to a person holding more than 10% of the Company’s voting stock may be exercisable only for five years). As of the date of this Report, 826,233 options remain available for grant.

The following table summarizes options at September 30, 2007.

	Number of Shares	Weighted Average Exercise Price
Outstanding, June 30, 2007	4,752,041	2.39
Granted	25,000	2.30
Exercised	108,750	1.99
Cancelled	311,544	2.81
Outstanding, September 30, 2007	4,356,747	2.36

The following table summarizes options at September 30, 2007.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($000’s)

Outstanding	4,356,747	2.36	7.29	965

Vested and Expected to Vest	4,333,297	2.36	7.30	965

Exercisable	1,657,038	2.50	7.23	316

At September 30, 2007, the Company had $299,000 of unrecognized compensation expense, net of forfeitures, related to stock options that will be recognized over the weighted average remaining vesting period of 0.29 years.

Warrants

Warrants have been granted from time to time in conjunction with financings, debt settlements, Board of Directors and employee compensation and consulting arrangements. The following table summarizes warrant activity for the three months ended September 30, 2006 and the three months ended September 30, 2007.

	Number of Warrants	Average Exercise Price
Outstanding, June 30, 2007	1,982,941	3.71
Granted	—	—
Exercised	—	—
Exercised – cashless	—	—
Expired	633,500	—
Outstanding, September 30, 2007	1,349,441	4.69

BROADCASTER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.

STOCK-BASED AWARDS (Continued)

Other Information Regarding Stock Options and Warrants

Additional information regarding stock options and warrants outstanding as of September 30, 2007 is as follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
$0-$2.97	3,218,906	8.0	$2.01	1,186,947	$2.08
$2.9701-$5.94	1,130,341	5.3	$3.32	462,591	$3.49
$5.9401-$8.94	7,500	1.8	$7.25	7,500	$7.25
$8.9401-$50.0	—	—	—	—	—

	4,356,747	7.3	$2.36	1,657,038	$2.50

Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
$0.0-$2.97	852,295	$1.85	852,295	$1.85
$2.971-$5.94	300,000	$3.95	30,000	$3.95
$5.949-$11.88	62,500	$10.00	62,500	$10.00
$11.889-$14.85	62,500	$12.96	62,500	$12.96
$14.8501-$29.70	72,146	$29.56	72,146	$29.56

	1,349,441	$4.69	1,349,441	$4.69

The fair value of each option granted was estimated on the date of the grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Three months ended September 30,
	2007	2006
Risk-free interest rates	4.26%	4.59%
Expected dividend yields	—	—
Expected volatility	85%	82%
Expected option life (in years)	5	5

The weighted average fair value as of the grant date for grants made during the quarter ended September 30, 2007 and 2006 were $2.15 and $1.30, respectively.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Following Discussion Should Be Read Together with the Information Contained in the Financial Statements and Related Notes Included Elsewhere in this Form 10-Q.

Overview

Prior to November 2006, AccessMedia’s business model consisted of an online entertainment portal that charged users a monthly subscription fee. In November 2006, we decided to focus our efforts and resources related to building a user base. Because of this, we incorporated Broadcaster Interactive Group, Inc.(“BIG”), which focuses on building innovative products online and offering our community numerous content offerings. AccessMedia’s business recently ceased when the last subscription ended, and we no longer had to support its website. In July 2007, we started to generate nominal revenue from BIG from the sale of advertising. We are currently concentrating on building an increasing number of unique monthly visitors and repeat use of Broadcaster.com by these visitors.

As a result of the negative cash flow from BIG and our corporate overhead, our Board of Directors is closely monitoring BIG’s operations and exploring strategic alternatives. We are planning on launching another subscription offering in an effort to generate material near term cash flow. Among possible alternatives are the sale of BIG, discontinuing its operations and acquisitions of other Internet businesses.

Highlights for the three months ended September 30, 2007 consisted of:

•

In July 2007, we launched our Social Video Network and began generating nominal revenues in BIG.

•

In August 2007, we released “Remote Video” embed tags, which allow users to easily integrate a live video stream into their favorite social networking websites.

•

We incurred a non-cash stock option expense of $610,000 for the three months ended September 30, 2007.

•

We incurred a non-cash impairment charge of $5,200,000 relating to the AccessMedia acquisition.

Critical Accounting Estimates

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

Results of Operations

The following tables set forth our results of operations that have been adjusted to reflect the sale of Houseplans and include only results from continuing operations for the three months ended September 30, 2007 and 2006.

Three Months Ended September 30, 2007 compared to the Three Months Ended September 30, 2006.

(In Thousands)

	Three Months Ended September 30,
	2007		2006		$ Change from
	$	As % of Sales	$	As % of Sales	Variance	%

Net revenues	$596	100%	$2,937	100%	$(2,341)	-80%
Product cost	816	137%	1,187	40%	(371)	-31%
Gross margin	(220)	-37%	1,750	60%	(1,970)	-113%

Operating expenses
Sales and marketing	604	101%	1,578	45%	(974)	-62%
General and administrative	2,533	425%	1,908	53%	625	33%

Total operating Expenses	3,137	526%	3,486	98%	(349)	-10%

Loss	(3,357)	-563%	(1,736)	-59%	(1,621)	93%

Other income (expenses)
Interest and other, net	50	8%	82	3%	(32)	39%
Realized/unrealized gain (loss) on marketable securities	—	0%	25	1%	(25)	-100%
					—	—
Impairment	(5,200)	-872%	—	—	(5,200)	—

Total other income (loss)	(5,150)	-864%	107	4%	(5,257)	4,913%
Loss before income tax benefit	(8,507)	1,427%	(1,629)	-55%	(6,878)	-422%

Income tax benefit	259	43%	180	6%	79	44%

Loss from continuing operations	(8,248)	1,384%	(1,449)	-49%	(6,799)	469%

Loss from discontinued operations, net of income tax	(4)	-1%	(239)	-8%	235	-98%

Net loss	(8,252)	1,385%	(1,688)	-57%	(6,564)	-389%

Net Revenues

With the sale of Houseplans and cessation of AccessMedia’s subscription business, we have two operating subsidiaries, BIG which operates our free model and AccessMedia which generated revenues of $550,000 and $2,937,000 for the quarters ended September 30, 2007 and September 30, 2006, respectively. Revenues include software sales, Internet media advertising sales and the sale of text-based Internet links. Sales of downloaded products are recognized ratably over the term of the license sold. Sales of advertisements are recognized upon the delivery of the impressions guaranteed. Sales of click-throughs are recognized upon delivery of the click-throughs guaranteed. BIG, which operates our free entertainment portal, had sales of $46,000 for the quarter ended September 30, 2007.

.

Gross Margin

Our consolidated gross margin was ($220,000) and $1,750,000 for the quarter ended September 30, 2007, and the quarter ended September 30, 2006, respectively. The negative margin is based on the production and programming related costs to BIG.

AccessMedia’s cost of revenues consists of costs related to the products and services AccessMedia provided to customers. These costs include materials, salaries and related expenses for product support personnel, depreciation and maintenance of equipment used in providing services to customers and facilities expenses. During the quarter ended September 30, 2007, cost of sales expenses included $359,000 related to services provided by Alchemy Communications, Inc., a company controlled by Mr. Nolan Quan, one of our principal shareholders.

Sales and Marketing

Sales and marketing expenses were $604,000 and $1,578,000 for the quarter ended September 30, 2007 and the quarter ended September 30, 2006.

Sales and marketing expense for BIG consists primarily of salaries and related expenses for sales, support and marketing personnel, commissions, costs and expenses for customer acquisition programs and referrals, a portion of facilities expenses and depreciation and amortization of equipment. BIG anticipates that the percentage of sales and marketing expense will decrease due to BIG’s generation of revenues and reduction in the purchase of traffic starting in July 2007.

During the quarter ended September 30, 2007, sales and marketing expenses included $13,000 related to services provided by Alchemy Communications, a company controlled by Mr. Nolan Quan, one of our principal stockholders.

General and Administrative

General and administrative expense consists primarily of salaries and related expenses for administrative, finance, legal, human resources and executive personnel, fees for professional services and costs of accounting and internal control systems to support its operations. Expenses have increased primarily due to the addition of personnel in management and administration to support the increasing activity levels and as a result of amortization of assets acquired during 2007. Additionally, the adoption of SFAS 123R resulted in a non-cash expense of $610,000 for the quarter ended September 30, 2007. We expect we will incur approximately $908,000 of non-cash stock option expense in fiscal 2008, of which $610,000 was expensed in the three months ended September 30, 2007, related to the fair value of options unvested at June 30, 2007.

We anticipate that general and administrative expense will decrease in absolute dollars as BIG continues to reduce costs to preserve cash. BIG expects to secure a number of services from a related party Alchemy at a market rate. During the quarter ended September 30, 2007, general and administrative expenses included $37,000 related to services provided by Alchemy.

Research and Development

We had no research and development costs for the three months ended September 30, 2007.

Interest and other, net

Interest and other, net, was a net gain of $50,000 for the quarter ended September 30, 2007. This was due to an increase in cash balances and a reduction in debt obligations resulting from the deployment of proceeds from the sale of Precision Design and Houseplans. Our interest expenses included $17,000 related to a loan from Mr. Nolan Quan.

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

We recorded income tax benefit of $259,000 for the quarter ended September 30, 2007. The tax benefit for the quarter ended September 30, 2007 primarily represented the release of deferred tax provision on amortization of intangible assets.

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

Discontinued Operations

(Loss) from discontinued operations, net of income tax

Sale of Houseplans

On May 1, 2007, we sold 100% of the issued and outstanding capital stock of Houseplans to Kransco Houseplans, LLC, for $8 million. The sale price is composed of $5 million in cash on closing and a note receivable of $3 million, paid in installments over a three year period. The note receivable consists of eight quarterly payments of $250,000 commencing on March 31, 2008, and a final payment of $1,000,000 payable on March 31, 2010. The note receivable bears interest at a rate of 5% and any accrued interest will be paid on each installment. The results of operations for the quarter ended September 30, 2006 have been revised to eliminate the operations of Houseplans.

Liquidity and Capital Resources

Net cash used in operating activities was $3,405,000 for the three months ended September 30, 2007 in contrast to $2,456,000 for the three months ended September 30, 2006

Net cash provided by investing activities was $0 for the three months ended September 30, 2007 in contrast to $1,005,000 in the three months ended September 30, 2006. The principal factor consisted of $1,500,000 received from the sale of Precision Design during the quarter ended September 30, 2006

Our net cash provided by financing activities for the three months ended September 30, 2007 and 2006 was $217,000 and $194,000, respectively, reflecting proceeds from the exercise of options and warrants.

To achieve our growth objectives, we are considering different strategies, including growth through acquisitions. As a result, we are evaluating and we will continue to evaluate other companies and businesses for potential synergies that would add value to our existing operations.

At November 9, 2007, we had $5,640,000 in cash which is projected to meet all of our working capital needs for the next twelve months.

Notwithstanding our current negative cash flow, based on anticipated revenues and cost reductions, we expect we will have sufficient capital for the next twelve months. However, if we do not meet our revenue targets or if we use our cash for acquisitions, we will require additional financing. We expect that any financing will be of common stock, convertible debt or convertible preferred stock, which will dilute our existing shareholders. We believe that we will be able to obtain any additional financing required on competitive terms particularly if we are successful in improving our financial performance. In addition, we will continue to seek opportunities and discussions with third parties concerning the sale or license of certain product lines and/or the sale or license of a portion of our assets.

We have no material commitments for capital expenditures except for those required to support the normal operating activities.

Related Person Transactions

We receive services from Alchemy, a company controlled by Mr. Nolan Quan, one of our principal shareholders. For the quarter ended September 30, 2007, we incurred $409,000 of expenses related to Alchemy, $17,000 in interest related to a loan from Mr. Quan and consulting fees of $6,000 payable to Mr. Quan. The company also owes Mr. Quan $1,725,000 evidenced by demand promissory notes bearing 4% per annum interest and secured by the company’s assets. During the three months ended September 30, 2007, we incurred $14,000 in legal fees from Ms. Elaine Rosen. In addition, we paid Mr. Kevin Rosen-Quan $14,000 as a Producer. Ms. Rosen and Mr. Rosen-Quan are the wife and son of Mr. Nolan Quan, one of our principal shareholders.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including the initiation of our new subscription model and our liquidity. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. When used in this report, the words “will,” “believe,” “anticipate,” “plan,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Although we believe that our plans, intentions, and expectations reflected in or suggested by the forward-looking statements we make in this report are reasonable, we cannot assure you that these plans, intentions, or expectations will be achieved. Actual results may differ materially from those stated in these forward-looking statements as a result of a variety of factors including acceptance by consumers of our current and future products, including our new business model, the repeated usage of our free website, the acceptance by advertisers of our website metrics, and our ability to complete development of new products. Investors should also review the risk factors contained in our Form 10-KSB for the year ended June 30, 2007 and the additional risk factors contained in this Report. We do not undertake any duty to update these forward-looking statements.

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Our financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts receivable, notes receivable, accounts payable and notes payable. At September 30, 2007, the fair value of these instruments approximates their carrying amounts.

Currency Risk

For the quarters ended September 30, 2007 and 2006, we did not have any revenues from foreign operations.

Interest rate risk

Our indebtedness is limited and does not have any variable rate aspect.

ITEM 4 - CONTROLS AND PROCEDURES

(a)

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as of September 30, 2007, the end of the period covered by this quarterly report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

(b)

We have evaluated our accounting procedures and control processes in place as of September 30, 2007 related to material transactions to ensure they are recorded timely and accurately in the financial statements. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

As previously reported, Broadcaster filed suit against former officers Paul A. Jakab and Gordon Landies, each of whom filed counterclaims against Broadcaster. The Landies litigation has been resolved by Broadcaster making a payment to Landies. The Jakab litigation remains pending.

We are subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows. There have been no material changes in any litigation to which we are a party except as reported above.

ITEM 1A – RISK FACTORS

Our business is subject to a number of risk factors which investors should review before deciding to purchase or sell our common stock, including the risk factors found in our annual report on Form 10-KSB for the year ended June 30, 2007.

Because Broadcaster’s business model is changing and is unproven, it is difficult to evaluate its current business and future prospects.

Our business is substantially dependent upon Broadcaster’s ability to generate revenue from users in addition to advertising revenue. To accomplish this, we intend to offer subscriptions beginning in December. These are relatively new products which makes an evaluation of its current business and future prospects difficult. The revenue and income potential of these additional products are unproven.

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

Date: November 14, 2007

BROADCASTER, INC.

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