Form 10QSB
period 2007-12-31
BROADCASTER INC
filed 2008-02-19
CIK 814929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

______________

FORM 10-QSB

______________

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

N/A

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:As of February 8, 2008, 51,342,453 shares of the issuer’s common stock, par value of $0.001 per share, were outstanding.

BROADCASTER, INC.

AND SUBSIDIARIES

TABLE OF CONTENTS

Part I – Financial Information

1

Item 1    Condensed Consolidated Financial Statements

1

Condensed Consolidated Balance Sheets

1

Condensed Consolidated Statements Of Operations And  Comprehensive Income / (Loss)

2

Consolidated Statements Of Shareholders' Equity

3

Condensed Consolidated Statements Of Cash Flows

4

Notes To Condensed Consolidated Financial Statements

5

Item 2    Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

14

Item 3    Controls And Procedures

19

Part Ii - Other Information

20

Item 1    Legal Proceedings

20

Item 1a   Risk Factors

20

Item 2    Unregistered Sales Of Equity Securities And Use Of Proceeds

21

Item 3    Defaults Upon Senior Securities

21

Item 4    Submission Of Matters To A Vote Of Security Holders

21

Item 5    Other Information

21

Item 6    Exhibits

21

Signatures

22

Index To Exhibits

PART I – FINANCIAL INFORMATION

Item 1

Condensed Consolidated Financial Statements

BROADCASTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31, 2007	June 30, 2007
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$4,474	$9,059
Receivables, less allowances for doubtful accounts, discounts and returns of $18 as of December 31, 2007 and $11 as of June 30, 2007.	110	437
Notes receivable	1,000	2,850
Other current assets	62	228
Assets related to discontinued operations	377	1,007
Total current assets	6,023	13,581
Fixed assets, net	47	64
Long term notes receivable, net	1,850	0
Intangible assets
Goodwill	0	68,192
Other intangible assets, net	3,156	12,920
Total intangible assets	3,156	82,176
Total assets	$11,076	$94,757
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short term debt – related party	$1,725	$1,725
Trade accounts payable	249	393
Accrued and other liabilities	673	1,261
Liabilities related to discontinued operations	0	35
Deferred revenues	15	308
Payables Related to Discontinued Operations	572	1,427
Total current liabilities	3,234	5,149
Unearned contract fees	41	68
Deferred tax	4,746	5,264
Total liabilities	8,021	10,481
Shareholders’ equity
Common stock, no par value; 300,000,000 authorized; 51,342,453 issued and outstanding as of December 31, 2007 and 51,152,490 issued and outstanding as of June 30, 2007.	53	51
Additional paid-in capital	128,749	128,402
Accumulated deficit	(126,049)	(44,476)
Accumulated other comprehensive income	302	299
Total shareholders’ equity	3,055	84,276
Total liabilities and shareholders’ equity	$11,076	$94,757

See Notes to Condensed Consolidated Financial Statements

BROADCASTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME / (LOSS)

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006

Net revenues	$217	$1,905	$767	$4,841
Product costs	55	1,137	251	2,316
Gross margin	162	768	516	2,525
Costs and expenses
Sales and marketing	4	1,267	4	2,867
General and administrative	9,355	1,442	11,336	2,855
Research and development	0	0	0	0
Total operating expenses	9,359	2,709	11,340	5,722
Operating loss	(9,197)	(1,941)	(10,824)	(3,197)
Other income and (expense)
Interest and other, net	27	(19)	76	200
Impairment	(62,992)	0	(68,192)	0
Realized (loss) – securities	0	0	0	6
Unrealized gain (loss) – securities	0	0	0	(6)
Loss before income tax	(72,162)	(1,960)	(78,940)	(2,997)
Income tax (benefit) provision	(259)	0	(518)	0
Loss from continuing operations	(71,903)	(1,960)	(78,422)	(2,997)
Income (loss) from discontinued operations, net of income tax	(1,421)	(1,614)	(3,154)	(2,249)
Income (loss) from the sale of discontinued operations, net of income tax	—	0	—	0
Net (loss) income	(73,324)	(3,574)	(81,576)	(5,246)
Other comprehensive income (loss)
Unrealized loss on restricted securities	—	0	—	—
Foreign currency translation adjustments	—	0	3	0
Comprehensive (loss) Income	$(73,324)	$(3,574)	$(81,573)	$(5,246)
Basic and diluted earnings (loss) per share
Loss from continuing operations	$(1.40)	$(0.06)	$(1.54)	$(0.09)
Income (loss) from discontinued operations, net of income tax	$(0.03)	$(0.05)	$(0.06)	$(0.07)
Gain (loss) from the sale of discontinued operations, net of income tax	—	—	—	—
Net Income (loss)	$(1.43)	$(0.11)	$(1.60)	$(0.16)
Shares used in computing basic earnings (loss) per share	51,186	32,371	51,128	32,033
Shares used in computing diluted earnings (loss) per share	51,186	32,371	51,128	32,033

See Notes to Condensed Consolidated Financial Statements

BROADCASTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Six months ended December 31, 2007

(In thousands, except share amounts)

	Shares	Common Stock Amount	APIC Amount	Accumulated Deficit	Accumulated Other Comprehen- sive Loss	Total

Balance at July 1, 2007	51,152,490	$51	$128,402	$(44,476)	$299	$84,276
Issuance of common stock related to:
Warrants exercised	—	—	—	—	—
Stock options exercised	189,963	2	347	—	—	349

Stock compensation expense	—	—	—	—	—	—
Net (loss) Income	—	—	—	(81,573)	—	(81,573)
Foreign currency translation adjustment, net of income tax	—	—	—	—	3	3
Balance at December 31, 2007	51,342,453	$53	$128,749	$(126,049)	$302	$3,055

See Notes to Condensed Consolidated Financial Statements

BROADCASTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended December 31,
	2007	2006
Cash flows from operating activities:
Net cash used in operating activities	$(5,265)	$(4,265)
Cash flows from investing activities:
Proceeds from sale of discontinued operations	—	1,500
Acquisition of intangible assets	—	(500)
Purchase of equipment and software	—	5
Net cash provided by investing activities	—	1,005
Cash flows from financing activities:
Repayments of notes	—	(2)
Proceeds from warrants and options exercised	349	297

Net cash provided by financing activities	349	295
Effect of exchange rate change on cash and cash equivalents	3	(124)
Net increase (decrease) in cash and cash equivalents	(4,913)	(3,449)
Cash and cash equivalents at beginning of period	9,387	12,508
Cash and cash equivalents at end of the period	$4,474	$9,059

SUPPLEMENTAL DISCLOURE OF CASH FLOW INFORMATION
Interest paid	$46	$46

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Capital stock issued in conjunction with acquisition of intangible assets	—	10,539

See Notes to Condensed Consolidated Financial Statements

BROADCASTER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim condensed consolidated financial statements have been prepared from the records of Broadcaster, Inc., a Delaware corporation, and subsidiaries (“Broadcaster,” “we” or the “Company”) without audit. All significant inter-company balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments, which consist of only normal recurring adjustments, to present fairly the financial position at December 31, 2007 and the results of operations and cash flows for the three and six months ended December 31, 2007 and 2006, have been made. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007. The results of operations for the three months and six months ended December 31, 2007 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

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

Reclassifications

Reclassifications have been made to the amounts reported for the three months and six months ended December 31, 2006 to conform to the current period’s presentation. The amounts reported for the three months and six months ended December 31, 2006 present results of operations of the discontinued operations due to the sale of Houseplans, Inc. (“Houseplans”) on May 2, 2007 and the shutdown of Broadcaster Interactive Group (“BIG”).

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

recognized under SFAS 123(R) in the unaudited condensed consolidated statement of operations for the three months and six months ended December 31, 2007 related to stock options was ($610,000) and $0 respectively. The net reversal of ($610,000) resulted from an increase in the forfeiture rate.

The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis. As a result of adopting SFAS 123(R), the Company’s loss before income taxes and net loss for the six months ended December 31, 2007 was increased by $610,000. The implementation of SFAS 123(R) reduced basic and diluted earnings per share by $0.00 for the three months and $0.01 for the six months ended December 31, 2007. The implementation of SFAS 123(R) did not have an impact on cash flows from operations during the three months and six months ended December 31, 2007. SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statements of operations. Prior to July 1, 2006, the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method under APB 25 and related interpretations. Stock-based compensation expense recognized in the Company’s statement of operations for the three months and six months ended December 31, 2007 included compensation expense for share-based payment awards granted prior to, but not yet vested as of June 30, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Effective July 1, 2006, as new grants occur, our stock-based compensation expense will also include compensation expense for the share-based payment awards granted subsequent to June 30, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the consolidated statement of operations for the three months and six months ended December 31, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” This FSP provides a practical transition election related to the accounting for the tax effects of share-based payment awards to employees, as an alternative to the transition guidance for the additional paid-in capital pool (“APIC pool”) in paragraph 81 of SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the APIC pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

3.     DISCONTINUED OPERATIONS

Sale of Houseplans

On May 2, 2007, we sold 100% of the issued and outstanding capital stock of Houseplans to Kransco Houseplans, LLC, for $8 million. The sale price was composed of $5 million in cash that we received on closing and a note receivable of $2.85 million paid in installments over a three year period. The note receivable consists of eight quarterly payments of $250,000 commencing on March 31, 2008, and a final net payment of $850,000 payable on March 31, 2010. The final payment is net of an offset of $150,000 subject to the contract of sale. The note receivable bears interest at a rate of 5% and any accrued interest will be paid on each installment.

Shutdown of Broadcaster Interactive Group Inc. “BIG”

On December 13th 2007, the board decided to substantially reduce the Company’s operations and as a result, BIG has been reclassified as a discontinuing operation.

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

The calculation is based on the issuance of 14,500,000 shares of Broadcaster common stock to the shareholders of AccessMedia on June 1, 2006 and 17,500,000 shares issued for the quarter ending March 31, 2007 as a result of attainment of the earn-outs pursuant to the amended merger agreement. The purchase price included $32.1 million on June 1, 2006, $9.6 million on December 31, 2006 and $37.6 million in the quarter ended March 31, 2007. We also issued 1,250,000 and 875,000 shares of our common stock to Baytree Capital Associates, LLC on June 1, 2006 and the quarter ending March 31, 2007 respectively. Baytree is controlled by a former AccessMedia shareholder. For the shares Baytree received on June 1, 2006, 725,000 shares were a financial advisory fee and 500,000 shares were for consulting services. For the shares Baytree received in the quarter ended March 31, 2007, 875,000 shares were a financial advisory fee and related to the earn-out.

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

$15,680,000 has been allocated to amortizable intangible assets with useful lives of 5 or 10 years as follows: software – 5 years, domain names and content – 10 years.

The residual purchase price of $73,089,000 had been recorded as goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill will not be amortized and will be tested for impairment at least annually. The acquisition agreement provided that 17.5 million additional shares may be earned and awarded to the shareholders of AccessMedia. Any additional shares earned would be a future addition to goodwill. As of the date of this Report, all of the 17.5 million earn-out shares have been earned in the quarter ended March 31, 2007. In addition, as part of its consulting agreement, Baytree Capital

BROADCASTER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.     ACQUISITIONS (Continued)

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

AccessMedia’s acquired technology includes certain additional products with market opportunities. These opportunities were significant contributing factors to the establishment of the purchase price, resulting in the recognition of a significant amount of goodwill. In addition, the acquisition provided an experienced workforce, development of certain technology assets permitting the Company to deliver content to consumers over the Internet, existing business knowledge and practice supporting the proposed products and services, marketing programs and a base level of customers.

As of December 31, 2007, we determined the software intangible assets related to the AccessMedia acquisition have a value of approximately $3.1 million and we have written off $8.6 million of AccessMedia’s intangible assets other than goodwill.

As of December 31, 2007, we determined all of the goodwill related to the AccessMedia acquisition has no value and the full amount has been written off.

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

BROADCASTER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Other Intangible Assets

Other intangible assets other than goodwill represent Internet domain names, acquired customer lists and contracts, distribution rights and relationships, trade names and trademarks and media content. These assets are amortized using the straight-line method over the estimated useful lives, generally three to ten years. The software intangible assets acquired from the AccessMedia acquisition have been written down by an additional $8.6 million as of December 31, 2007 based on the inability to gain traction in sales from this software.

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

Goodwill

In accordance with SFAS No. 142, Goodwill and Intangible Assets, goodwill is being assessed for impairment on a quarterly basis. We have no goodwill as of December 31, 2007. We have recognized $62,992,000 of goodwill impairment during the three months ending December 31, 2007 and $68,192,000 for the six months ended December 31, 2007 related to the Accessmedia acquisition. We have recognized $68,192,000 of impairment related to the valuation of AccessMedia in fiscal 2007 based on the inability to gain traction in sales from this acquisition.

BROADCASTER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.     DEBT

The following table details our outstanding debt as of December 31, 2007:

(In thousands)
As of December 31, 2007

Short-term

Demand notes payable to related party	$1,725
Subtotal short-term	$1,725
Grand total	$1,725

Demand notes payable consisted of a 4% secured note payable to Mr. Nolan Quan, one of our principal shareholders, and are secured by the assets of the Company.

9.     EARNINGS PER SHARE – POTENTIALLY DILUTIVE SECURITIES

Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon on exercise of stock options and warrants (using the treasury stock method). Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. The following table summarizes the weighted average shares outstanding (In thousands):

	Three Months Ended December 31,
	2007	2006
Basic weighted average shares outstanding	51,186	32,371
Total stock options outstanding	4,120	1,936
Less: anti dilutive stock options due to loss	(4,120)	(1,936)
Total warrants outstanding	1,349	2,193
Less: anti dilutive warrants due to loss	(1,349)	(2,193)
Diluted weighted average shares outstanding	51,186	32,371

	Six Months Ended December 31,
	2007	2006
Basic weighted average shares outstanding	51,128	32,033
Total stock options outstanding	4,120	1,936
Less: anti dilutive stock options due to loss	(4,120)	(1,936)
Contingent shares issuable	0	3,675
Less: anti dilutive contingent shares issuable due to loss	0	(3,675)
Less: anti dilutive stock options due to loss	1,349	2,193
Less: anti dilutive warrants due to loss	(1,349)	(2,193)
Diluted weighted average shares outstanding	51,128	32,033

BROADCASTER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The Incentive Options may not be granted at a purchase price less than the fair market value of the common stock on the date of the grant (or, for an option granted to a person holding more than 10% of the Company’s voting stock, at less than 110% of fair market value) and Non-Qualified Options may not be granted at a purchase price less than 85% of fair market value on the date of grant. As a matter of policy, Broadcaster’s Board of Directors will not grant options at less than fair market value.  The term of each option, under the 2004 Plan, which is fixed at the date of grant, may not exceed 10 years from the date the option is granted (by law, an Incentive Option granted to a person holding more than 10% of the Company’s voting stock may be exercisable only for five years).  As of the date of this Report, 826,233 options remain available for grant.

The following table summarizes options at December 31, 2007.

	Number of Shares	Weighted Average Exercise Price
Outstanding, June 30, 2007	4,752,041	$2.36
Granted	25,000	2.30
Exercised	189,963	1.99
Cancelled	467,045	2.81
Outstanding, December 31, 2007	4,120,033	$2.38

BROADCASTER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.     STOCK-BASED AWARDS (Continued)

The following table summarizes options at December 31, 2007.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($000’s)

Outstanding	4,120,033	$2.35	8.55	0

Vested and Expected to Vest	4,108,785	$2.35	8.55	0

Exercisable	3,370,305	$2.22	8.41	0

At December 31, 2007, the Company had $14,831 of unrecognized compensation expense, net of forfeitures, related to stock options that may be recognized over the weighted average remaining vesting period of 3.25 years.

Warrants

Warrants have been granted from time to time in conjunction with financings, debt settlements, Board of Directors and employee compensation and consulting arrangements. The following table summarizes warrant activity for the six months ended December 31, 2007.

	Number of Warrants	Average Exercise Price
Outstanding, June 30, 2007	1,982,941	$3.71
Granted	—	—
Exercised	—	—
Exercised – cashless	—	—
Expired	633,500	—
Outstanding, December 31, 2007	1,349,441	$4.69

Other Information Regarding Stock Options and Warrants

Additional information regarding stock options and warrants outstanding as of December 31, 2007 is as follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
$0-$2.97	3,040,692	8.5	$2.01	2,840,809	$1.98
$2.9701-$5.94	1,071,841	8.8	$3.31	521,996	$3.42
$5.9401-$8.94	7,500	1.6	$7.25	7,500	$7.25

	4,120,033	8.6	$2.35	3,370,305	$2.22

Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
$0.0-$2.97	852,295	$ 1.85	852,295	$1.85
$2.97-$5.94	300,000	$ 3.95	300,000	$3.95
$8.91-$11.88	62,500	$10.00	62,500	$10.00
$11.8801-$14.85	62,500	$12.96	62,500	$12.96
$26.73-$29.70	72,146	$29.56	72,146	$29.56

	1,349,441	$4.69	1,349,441	$4.69

BROADCASTER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.     STOCK-BASED AWARDS (Continued)

The fair value of each option granted was estimated on the date of the grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Three Months Ended December 31,
	2007	2006
Risk-free interest rates	4.26%	4.7%
Expected dividend yields	—	—
Expected volatility	85%	88%
Expected option life (in years)	5.0	5.0

	Six Months Ended December 31,
	2007	2006
Risk-free interest rates	4.26%	4.59
%Expected dividend yields	—	—
Expected volatility	85%	82
%Expected option life (in years)	3.3	5.0

There were no grants made during the quarter ended December 31, 2007. The weighted average fair value as of the grant date for grants made during the quarter ended December 31, 2006 were $1.92.

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the information contained in the Financial Statements and related notes included elsewhere in this Form 10-QSB.

Overview

Prior to November 2006, AccessMedia’s business model consisted of an online entertainment portal that charged users a monthly subscription fee. In November 2006, we decided to focus our efforts and resources related to building a user base. Because of this, we incorporated Broadcaster Interactive Group, Inc.(“BIG”), which focused on building innovative products online and offering our community numerous content offerings. AccessMedia’s business ceased marketing new subscriptions and no more support was required for its website. However, Accessmedia continues to operate and earn revenue based on recurring subscriptions.

Revenues in BIG have not met projections which has required us to shut down the operations of BIG, but we continue to support www.broadcaster.com with the remaining staff. Because, we stopped marketing for new subscriptions for Accessmedia we have written down the value of the AcceesMedia acquisition. As a result on December 13th 2007, the board of directors decided to cease operations of BIG on December 31st 2007.

Highlights for the six months ended December 31, 2007 consisted of:

•

We incurred a non-cash impairment charge of $68,192,000 relating to the AccessMedia acquisition.

•

We incurred a non-cash impairment charge of $8,600,000 relating to the write-down of AccessMedia’s intangible assets

•

We have reduced the number of full-time employees from 47 to 5, in an effort to preserve cash.

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

Results of Operations

The following tables set forth our results of operations that have been adjusted to reflect the sale of Houseplans and include only results from continuing operations for the three months ended December 31, 2007 and 2006.

Three months ended December 31, 2007 compared to the Three months ended December 31, 2006.

(In Thousands)
	Three Months Ended December 31,
	2007		2006		$ Change from
	$	As % of sales	$	As % of sales	Variance	%

Net revenues	$217	100%	$1,905	100%	$(1,688)	-95%
Product cost	55	25%	1,137	60%	(1,082)	-94%
Gross margin	162	75%	768	40%	(606)	-96%

Operating expenses
Sales and marketing	4	2%	1,267	67%	1,263	-100%
General and administrative	9,355	4,311%	1,442	76%	(7,913)	-85%

Total operating Expenses	9,359	4,313%	2,709	142%	(6,650)	-71%

Loss	(9,197)	4,238%	(1,941)	-102%	(7,256)	79%

Other income (expenses)
Interest and other, net	27	12%	(19)	1%	46	-142%
Realized/unrealized gain (loss) on marketable securities	—	0%	—	0%	0	0%

Impairment	(62,992)	-29,029%	—	—	(62,992)	—

Total other income (loss)	(62,965)	-29,016%	(19)	1%	(62,946)	37,290%

Loss before income tax benefit	(72,162)	-33,254%	(1,960)	-103%	(70,202)	92%

Income tax benefit	259	119%	0	0%	259	0%

Loss from continuing operations	(71,903)	-33,135%	(1,960)	-103%	(69,453)	97%

Loss from discontinued operations, net of income tax	(1,421)	-665%	(1,614)	-85%	193	-43%

Net loss	(73,324)	-33,790%	(3,574)	-188%	(69,750)	95%

The following tables set forth our results of operations that have been adjusted to reflect the sale of Houseplans and the shutdown of BIG and include only results from continuing operations for the six months ended December 31, 2007 and 2006.

Six months ended December 31, 2007 compared to the Six months ended December 31, 2006.

(In Thousands)
	Six Months Ended December 31,
	2007		2006		$ Change from
	$	As % of sales	$	As % of sales	Variance	%

Net revenues	$767	100%	$4,841	100%	$(4,074)	-84%
Product cost	251	33%	2,316	48%	2,065	-89%
Gross margin	516	67%	2,525	52%	(2,009)	-80%

Operating expenses
Sales and marketing	4	1%	2,867	59%	2,863	-99%
General and administrative	11,336	1478%	2,855	59%	(8,481)	-297%

Total operating Expenses	11,340	1,478%	5,722	118%	(5,618)	-98%

Loss	(10,824))	-1,411%	(3,197)	-66%	(7,627)	238%

Other income (expenses)
Interest and other, net	76	10%	200	4%	(124)	-62%
Realized/unrealized gain (loss) on marketable securities	—	—	—	—	—	—

Impairment	(68,192)	-8,891%	—	—	(68,192)	—

Total other income (loss)	(68,116)	-8,881%	200	-4%	(68,316)	34158%

Loss before income tax benefit	(78.940)	-10,292%	(2,997)	-62%	(75,943)	-25,340%

Income tax benefit	518	68%	0	0%	518	0%

Loss from continuing operations	(78,422)	-10,225%	(2,997)	-62%	(75,425)	25,167%

Loss from discontinued operations, net of income tax	(3,154)	-411%	(2,249)	-46%	(905)	40%

Foreign Currency Translation	3	1%	0		3
Net loss	(81,573)	-10,635%	(5,246)	-108%	(76,327)	14,550%

Loss

Loss for the three and six months ended December 31, 2007 was $9,197,000 and $10,824,000 as compared to loss of $1,941,000 and $ 3,197,000 for the three and six months ended December 31, 2006.  The increase in the loss for the three and six months ended December 31, 2007  is attributed to a decrease in net revenues and an increase in operating expenses. Net loss for the three and six months ended December 31, 2007 was $73,324,000 and 81,573,000 as compared to net loss of $3,574,000 and $5,246,000 for the three and six months ended December 31, 2006.  The increase in net loss for the three and six months ended December 31, 2007 is primarily attributed to the recognition of impairment relating to the valuation of AccessMedia, and the costs of operating BIG, which is classified as a discontinued operation.

Net Revenues

With the sale of Houseplans and cessation of BIG’s free model, during the quarter ended December 31, 2007 we had one operating subsidiary,  AccessMedia generated revenues of $217,000 and $767,000  for the three and six months ended December 31, 2007 as compared to $1,905,000 and $4,841,000 for the three and six months ended December 31, 2006. The decrease in revenue is attributed to a decrease in sales of AccessMedia products resulting from the fact that we had ceased marketing efforts for AccessMedia subscriptions. Revenues include software sales, Internet media advertising sales and the sale of text-based Internet links. Sales of downloaded products are recognized ratably over the term of the license sold. Sales of advertisements are recognized upon the delivery of the impressions guaranteed. Sales of click-throughs are recognized upon delivery of the click-throughs guaranteed.

Gross Margin

Our consolidated gross margin was $162,000 and $516,000 for the three and six months ended December 31, 2007.AccessMedia’s cost of revenues consists of costs related to the products and services AccessMedia provided to customers. These costs include materials, salaries and related expenses for product support personnel, depreciation and maintenance of equipment used in providing services to customers and facilities expenses. The gross margin as a percentage of sales for the three and six months ended December 31, 2007 as compared to the three and six months ended December 31, 2006 has increased due to the decrease in product costs, including marketing costs, resulting from Access Media product being sold only as a recurring subscription. As a result, a recurring subscription requires no additional costs.

Sales and Marketing

Sales and marketing expenses $4,000 and $4,000, and for the three and six months ended December 31, 2007, respectively.

Due to the decision to stop marketing the AccesMedia product the sales and marketing expenses are minimal.

General and Administrative

General and administrative expense consists primarily of salaries and related expenses for administrative, finance, legal, human resources and executive personnel, fees for professional services and costs of accounting and internal control systems to support its operations. Expenses have increased primarily due to amortization of assets. Amortization expenses were $3,747,000 and $6,442,000 for the three and six months ended December 31, 2007. Additionally, the adoption of SFAS 123R resulted in a non-cash expense of $0 and $610,000 for the three and six months ended December 31, 2007. We expect we will incur approximately $633,000 of non-cash stock option expense in fiscal 2008, of which $610,000 was expensed in the six months ended December 31, 2007, related to the fair value of options unvested at June 30, 2007.

Research and Development

We had no research and development costs for the six months ended December 31, 2007.

Interest and other, net

Interest and other, net, changed from a net gain of $200,000 to a net gain of $58,000 for the six months ended December 31, 2006 and December 31, 2007 respectively. This was due to a decrease in cash balances. Our interest expenses included $17,000 and $34,000 for the three and six months ended December 31, 2007, related to a loan from Mr. Nolan Quan.

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

We recorded income tax benefit of $259,000 and $518,000 for the three and six months ended December 31, 2007. The tax benefit for the quarter ended December 31, 2007 primarily represented the release of deferred tax provision on amortization of intangible assets.

We have not recorded a tax benefit for domestic tax losses because of the uncertainty of realization. We adhere to SFAS No. 109, Accounting for Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Consistent with our past practice, we have recorded a full valuation allowance at December 31, 2007 as the realizability of our net operating loss carry-forwards is not determinable.

Discontinued Operations

(Loss) from discontinued operations, net of income tax

Sale of Houseplans

On May 1, 2007, we sold 100% of the issued and outstanding capital stock of Houseplans to Kransco Houseplans, LLC, for $8 million. The sale price was composed of $5 million in cash on closing and a note receivable of $3 million, paid in installments over a three year period. The note receivable consists of eight quarterly payments of $250,000 commencing on March 31, 2008, and a final payment of $850,000 payable on March 31, 2010. The note receivable bears interest at a rate of 5% and any accrued interest will be paid on each installment. The results of operations for the quarter ended December 31, 2006 have been revised to eliminate the operations of Houseplans.

Shutdown of Broadcaster Interactive Group Inc. “BIG”

On December 13th 2007, the board decided to substantially reduce the company’s operations and as a result, BIG has been reclassified as a discontinuing operation.

As a result of BIG being disclosed as a disconitnued operation certain amounts paid to Alchemy Communications, Inc., a company controlled by Mr. Nolan Quan, one of our principal shareholders, have been reclassifed to discontinued operations. During the three and six months ended December  31, 2007,  amounts paid to Alchemy included  Internet connectivity, hosting services, programming  services and equipment and office facilities(to October 31, 2007), as well as sales and marketing and  general and administrative. The amounts paid for the three and six months ended December 31, 2007 were $369,000 and $778,000.

Liquidity and Capital Resources

Net cash used in operating activities was $5,265,000 for the six months ended December 31, 2007 in contrast to $4,265,000 for the six months ended December 31, 2006

Net cash provided by investing activities was $0 for the six months ended December 31, 2007 in contrast to $1,005,000 in the six months ended December 31, 2006. The cash provided by investment activities during the six months ended December 31, 2006 primarily was attributable to $1,500,000 received from the sale of Precision Design during the six months ended December 31, 2006

Our net cash provided by financing activities was $349,000 for the six months ended December 31, 2007 in contrast to $295,000 for the six months ended December 31, 2006 respectively, reflecting the proceeds from options and warrants exercises.

To achieve our growth objectives, we are considering different strategies, including growth through acquisitions. As a result, we are evaluating and we will continue to evaluate other companies and businesses for potential synergies that would add value to our existing operations.

At February 8, 2008, we had $4,010,000 in cash which is projected to meet all of our working capital needs for the next twelve months.

Notwithstanding our current negative cash flow, based on cash on hand and cost reductions, we expect we will have sufficient capital for the next twelve months.  However, if we use our cash for acquisitions, we will require additional financing. We expect that any financing will be of common stock, convertible debt or convertible preferred stock, which will dilute our existing shareholders. We believe that we will be able to obtain any additional financing required on competitive terms particularly if we are successful in improving our financial performance. In addition, we will continue to seek opportunities and discussions with third parties concerning the sale or license of certain product lines and/or the sale or license of a portion of our assets.

We have no material commitments for capital expenditures except for those required to support the normal operating activities.

Related Person Transactions

We receive services from Alchemy, a company controlled by Mr. Nolan Quan, one of our principal shareholders. For the three and six months ended December 31, 2007 we incurred $409,000 and $778,000 of expenses related to Alchemy. For the three and six months ended December 31, 2007 $17,000 and $34,000 in interest related to a loan from Mr. Quan and for the three and six months ended December 31, 2007 we incurred consulting fees of $6,000 and $6,000 payable to Mr. Quan. The company also owes Mr. Quan $1,725,000 evidenced by demand promissory notes bearing 4% per annum interest and secured by the company’s assets. During the three and six months ended December 31, 2007, we incurred $0 and $14,000 in legal fees from Ms. Elaine Rosen.  In addition, for the three and six months ended December 31, 2007, we paid Mr. Kevin Rosen-Quan $14,000 and $28,000 as our Executive Producer.  Ms. Rosen and Mr. Rosen-Quan are the wife and son of Mr. Nolan Quan, one of our principal shareholders.

Forward-Looking Statements

This quarterly report on Form 10-QSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including our future operations   and our liquidity. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control.  When used in this report, the words “will,” “believe,” “anticipate,” “plan,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Although we believe that our plans, intentions, and expectations reflected in or suggested by the forward-looking statements we make in this report are reasonable, we cannot assure you that these plans, intentions, or expectations will be achieved. Actual results may differ materially from those stated in these forward-looking statements as a result of a variety of factors including acceptance by consumers of our current and future products, including our new business model, the repeated usage of our free website, the acceptance by advertisers of our website metrics, and our ability to complete development of new products. Investors should also review the risk factors contained herein and in our Form 10-KSB for the year ended June 30, 2007 and the additional risk factors contained in this Report. We do not undertake any duty to update these forward-looking statements.

Item 3

Controls And Procedures

(a)

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as of December 31, 2007, the end of the period covered by this quarterly report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

(b)

We have evaluated our accounting procedures and control processes in place as of December 31, 2007 related to material transactions to ensure they are recorded timely and accurately in the financial statements. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II - OTHER INFORMATION

Item 1

Legal Proceedings

As previously reported, Broadcaster filed suit against former officers Paul A. Jakab and Gordon Landies, each of whom filed counterclaims against Broadcaster. The lawsuit against Gordon Landies has been resolved by Broadcaster making a payment to Mr. Landies.  The lawsuit against Paul A. Jakab is still pending.

Also as previously reported, America’s Biggest, Inc. filed suit against Broadcaster, Baytree Capital Associates, LLC, Michael Gardner, and Nolan Quan. Management believes that the claims are without merit and intends to defend the actions vigorously. Due to the uncertainty surrounding the litigation process, and the early stage of this matter, no reasonable estimate of loss is currently available.

We are subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows. There have been no material changes in ay litigation to which we are a party except as reported above.

On January 16, 2008, one of Broadcaster's outside Directors, Paul Goodman, filed in state court in New York a summons with notice of an action against Broadcaster, three of its officers, and several of its shareholders.  The action is for "monetary damages for defamation, defamation per se, prima facie tort, intentional infliction of emotional distress, negligence, injurious falsehood, tortious interference with prospective business relations, negligence misstatement [sic], specific performance, injunctive relief and punitive damages" and apparently is based upon statements pertaining to Mr. Goodman included in recent Broadcaster SEC filings.  However, a complaint has not yet been filed in this action.  Management believes that the action is without merit and intends to defend the action vigorously.  Due to the uncertainty surrounding the litigation process, and the early stage of this matter, no reasonable estimate of loss is currently available.

Item 1a

Risk Factors

Our business is subject to a number of risk factors which investors should review before deciding to purchase or sell our common stock, including the risk factors found in our annual report on Form 10-KSB for the year ended June 30, 2007.

Because Broadcaster’s business model is changing and is unproven, it is difficult to evaluate its current business and future prospects.

Our business has been substantially dependent upon Broadcaster’s ability to generate revenue from users in addition to advertising revenue. We no longer anticipate generating substantial revenue from either of these. Therefore, our ability to generate revenue is uncertain and there can be no assurance that we will be able to generate any revenue.

We are currently shutting down our existing operations and there can be no assurance as to our future operations.

On December 13, 2007 the Board decided, in connection with its adoption of a resolution to shut down our business operations, to reduce our operations and keep a limited staff to maintain our website until the end of the calendar year.   This negatively impacted our financial statements and resulted in a total charge of $77 million for the six months ended December 31, 2007 because of the  impairment of goodwill and a write down of intangible assets acquired in the Access Media acquisition.  For the quarter ended December 31, 2007, there was a substantial decrease in revenue, and we will not generate any significant revenue from operations until such time as we engage in new operations.  We are currently exploring various options with respect to our future operations, including merger and acquisition candidates.  The decisions regarding the selection of the merger and acquisition candidates will be at the discretion of the Board and shareholders will be reliant upon the judgment of the Board in such selection. In connection with any such merger or acquisition, we may issue securities which will cause dilution to existing shareholders.  However, there can be no assurance that a candidate will be found in a timely manner or upon terms that are acceptable.  Even if a candidate is found in  a timely manner upon acceptable terms, there is no assurance that such merger or acquisition will have  appositive effect on our  results of operations.

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3

Defaults Upon Senior Securities

Not Applicable

Item 4

Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5

Other Information

On February 18, 2008, four days after the Company commenced mailing of its definitive Schedule 14C regarding action taken by the holders of a majority of the voting power of the outstanding stock of the Company removing Dr. Orza and Paul Goodman as directors of the Company, effective March 5, 2008, Dr. Vincent Orza sent an email to the Company’s directors, resigning as a director and member of the Company’s Compensation, Audit and Nominating Committees, effective immediately.

Item 6

Exhibits

Exhibits

The following exhibits are filed as part of, or incorporated by reference into this Report:

Exhibit Number	Exhibit Title
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 19, 2008

BROADCASTER, INC.

By:	/s/ MARTIN WADE, III
Martin Wade, III
Chief Executive Officer

By:	/s/ BLAIR MILLS
Blair Mills
Chief Financial Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002