Form 10-Q
period 2008-03-31
BROADCASTER INC
filed 2008-05-20
CIK 814929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

______________

FORM 10-Q

______________

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of May 12, 2008, 51,342,453 shares of the issuer’s common stock, par value of $0.001 per share, were outstanding.

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

Notes to Condensed Consolidated Financial Statements

5

Item 2       Management’s Discussion and Analysis of Financial Condition and Results of Operations

14

Item 4T     Controls and Procedures

19

Part II – Other Information

20

Item 1       Legal Proceedings

20

Item 2       Unregistered Sales of Equity Securities and Use of Proceeds

21

Item 3       Defaults Upon Senior Securities

21

Item 4       Submission of Matters to a Vote of Security Holders

21

Item 5       Other Information

21

Item 6       Exhibits

21

Signatures

22

Index to Exhibits

PART I – FINANCIAL INFORMATION

Item 1

Condensed Consolidated Financial Statements

BROADCASTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2008	June 30, 2007
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$3,016	$9,059
Receivables, less allowances for doubtful accounts, discounts and returns of $16 as of March 31, 2008 and $11 as of June 30, 2007.	114	437
Notes receivable	1,000	500
Other current assets	130	228
Assets related to discontinued operations	737	1,007
Total current assets	4,997	11,231
Fixed assets, net	38	64
Long term notes receivable, net	1,850	2,350
Intangible assets
Goodwill	—	68,192
Other intangible assets, net	3,156	12,920
Total intangible assets	3,156	81,112
Total assets	$10,041	$94,757
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short term debt – related party	$1,725	$1,725
Trade accounts payable	387	393
Accrued and other liabilities	1,096	1,261
Liabilities related to discontinued operations	640	1,462
Deferred revenues	—	308
Total current liabilities	3,848	5,149
Unearned contract fees	28	68
Deferred tax	4,746	5,264
Total liabilities	8,622	10,481
Shareholders’ equity
Common stock, par value $.001; 300,000,000 authorized; 51,342,453 issued and outstanding as of March 31, 2008 and 51,152,490 issued and outstanding as of June 30, 2007.	51	51
Additional paid-in capital	128,751	128,402
Accumulated deficit	(127,685)	(44,476)
Accumulated other comprehensive income	302	299
Total shareholders’ equity	1,419	84,276
Total liabilities and shareholders’ equity	$10,041	$94,757

See Notes to Condensed Consolidated Financial Statements

BROADCASTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME / (LOSS)

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007

Net revenues	$156	$1,226	$924	$6,068
Product costs	21	2,473	273	5,076
Gross margin	135	(1,247)	651	992
Costs and expenses
Sales and marketing	0	210	4	3,454
General and administrative	1,405	2,300	12,740	6,439
Research and development	0	105	0	105
Total operating expenses	1,405	2,615	12,744	9,998
Operating loss	(1,270)	(3,862)	(12,093)	(9,006)
Other income and (expense)
Interest and other, net	(3)	63	76	263
Impairment	0	0	(68,192)	—
Loss on disposal of assets	—	(104)	—	(104)
Loss before income tax	(1,273)	(3,903)	(80,209)	(8,847)
Income tax (benefit) provision	0	203	(518)	(241)
Loss from continuing operations	(1,273)	(4,106)	(79,691)	(8,606)
Income (loss) from discontinued operations, net of income tax	(363)	(12)	(3,521)	(773)
Income (loss) from the sale of discontinued operations, net of income tax	—	997	—	997
Net (loss) income	(1,636)	(3,121)	(83,212)	(8,382)
Other comprehensive income (loss)
Foreign currency translation adjustments	—	—	3	—
Comprehensive (loss) Income	$(1,636)	$(3,121)	$(83,209)	$(8,382)
Basic and diluted earnings (loss) per share
Loss from continuing operations	$(0.03)	$(.06)	$(1.56)	$(.13)
Income (loss) from discontinued operations, net of income tax	$(0.01)	$—	$(0.07)	$(.01)
Gain (loss) from the sale of discontinued operations, net of income tax	—	.01	—	.01
Net Income (loss)	$(0.04)	$(.05)	$(1.63)	$(.13)
Shares used in computing basic earnings (loss) per share	51,186	70,820	51,128	66,731
Shares used in computing diluted earnings (loss) per share	51,186	70,820	51,128	66,731

See Notes to Condensed Consolidated Financial Statements

BROADCASTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Nine months ended March 31, 2008

(In thousands, except share amounts)

	Shares	Common Stock Amount	APIC Amount	Accumulated Deficit	Accumulated Other Comprehen- sive Loss	Total

Balance at July 1, 2007	51,152,490	$51	$128,402	$(44,476)	$299	$84,276
Issuance of common stock related to:
Stock options exercised	189,963	—	349	—	—	349
Net (loss) Income	—	—	—	(83,209)	—	(83,209)
Foreign currency translation adjustment, net of income tax	—	—	—	—	3	3
Balance at March 31, 2008	51,342,453	$51	$128,751	$(127,685)	$302	$1,419

See Notes to Condensed Consolidated Financial Statements

BROADCASTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net cash used in operating activities	$(6,723)	$(7,481)
Cash flows from investing activities:
Proceeds from sale of discontinued operations	—	1,500
Acquisition of intangible assets	—	(500)
Purchase of equipment and software	—	730
Net cash provided by investing activities	—	1,730
Cash flows from financing activities:
Repayments of notes	—	(50)
Proceeds from warrants and options exercised	349	1,023
Net cash provided by financing activities	349	973
Effect of exchange rate change on cash and cash equivalents	3	(125)
Net increase (decrease) in cash and cash equivalents	(6,371)	(4,903)
Cash and cash equivalents at beginning of period	9,387	12,508
Cash and cash equivalents at end of the period	$3,016	$7,605

SUPPLEMENTAL DISCLOURE OF CASH FLOW INFORMATION
Interest paid	$68	$38

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Capital stock issued in conjunction with acquisition of intangible assets	—	47,187

See Notes to Condensed Consolidated Financial Statements

BROADCASTER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim condensed consolidated financial statements have been prepared from the records of Broadcaster, Inc., a Delaware corporation, and subsidiaries (“Broadcaster,” “we” or the “Company”) without audit. All significant inter-company balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments, which consist of only normal recurring adjustments, to present fairly the financial position at March 31, 2008 and the results of operations and cash flows for the three and nine months ended March 31, 2008 and 2007, have been made. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007. The results of operations for the three months and nine months ended March 31, 2008 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

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

Reclassifications

Reclassifications have been made to the amounts reported for the three months and nine months ended March 31, 2008 and for the year ended June 30, 2007 to conform to the current period’s presentation. The amounts reported for the three months and nine months ended March 31, 2008 present results of operations of the discontinued operations due to the sale of Houseplans, Inc. (“Houseplans”) on May 2, 2007 and the shutdown of Broadcaster Interactive Group (“BIG”).

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

recognized under SFAS 123(R) in the unaudited condensed consolidated statement of operations for the three months and nine months ended March 31, 2008 related to stock options was $0 and $0 respectively. At December 31, 2007, $610,000 was expensed but was reversed to reflect an increase in the forfeiture rate in the second quarter.

The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis. As a result of adopting SFAS 123(R), the Company’s loss before income taxes and net loss for the nine months ended March 31, 2008 was increased by $610,000. The implementation of SFAS 123(R) reduced basic and diluted earnings per share by $0.00 for the three months and $0.01 for the nine months ended March 31, 2008. The implementation of SFAS 123(R) did not have an impact on cash flows from operations during the three months and nine months ended March 31, 2008. SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statements of operations. Prior to July 1, 2006, the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method under APB 25 and related interpretations. Stock-based compensation expense recognized in the Company’s statement of operations for the three months and nine months ended March 31, 2008 included compensation expense for share-based payment awards granted prior to, but not yet vested as of June 30, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Effective July 1, 2006, as new grants occur, our stock-based compensation expense will also include compensation expense for the share-based payment awards granted subsequent to June 30, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the consolidated statement of operations for the three months and nine months ended March 31, 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” This FSP provides a practical transition election related to the accounting for the tax effects of share-based payment awards to employees, as an alternative to the transition guidance for the additional paid-in capital pool (“APIC pool”) in paragraph 81 of SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the APIC pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

3.     DISCONTINUED OPERATIONS

Sale of Houseplans

On May 2, 2007, we sold 100% of the issued and outstanding capital stock of Houseplans to Kransco Houseplans, LLC, for $8 million. The sale price was composed of $5 million in cash that we received on closing and a note receivable of $2.85 million paid in installments over a three year period. The note receivable consists of eight quarterly payments of $250,000 commencing on March 31, 2008, and a final net payment of $850,000 payable on March 31, 2010. Subsequent to the quarter the first payment of the Note plus accrued interest was received.  The final payment is net of an offset of $150,000 subject to the contract of sale. The note receivable bears interest at a rate of 5% and any accrued interest will be paid on each installment.

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

The residual purchase price of $73,089,000 had been recorded as goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill will not be amortized and will be tested for impairment at least annually. The acquisition agreement provided that 17.5 million additional shares may be earned and awarded to the shareholders of AccessMedia. Any additional shares earned would be a future addition to goodwill. All of the 17.5 million earn-out shares were earned in the quarter ended

BROADCASTER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.     ACQUISITIONS (Continued)

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

As of December 31, 2007, we determined that all of the goodwill related to the AccessMedia acquisition has no value and the full amount has been written off.

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

Other Intangible Assets

Other intangible assets other than goodwill represent Internet domain names, acquired customer lists and contracts, distribution rights and relationships, trade names and trademarks and media content. These assets are amortized using the straight-line method over the estimated useful lives, generally three to ten years.  The software intangible assets acquired from the Accessmedia acquisition have been written down by an additional $8.6 million as of March 31, 2008 based on the inability to gain traction in sales from this software.

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

Goodwill

In accordance with SFAS No. 142, Goodwill and Intangible Assets, goodwill is being assessed for impairment on a quarterly basis. We have no goodwill as of March 31, 2008. We have recognized $0 of goodwill impairment during the three months ending March 31, 2008 and $68,192,000 for the nine months ended March 31, 2008 related to the Accessmedia acquisition. We have recognized $68,192,000 of impairment related to the valuation of AccessMedia in fiscal 2007 based on the inability to gain traction in sales from this acquisition.

BROADCASTER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.     DEBT

The following table details our outstanding debt as of March 31, 2008:

(In thousands)
As of March 31, 2008
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

	Three Months Ended March 31,
	2008	2007
Basic weighted average shares outstanding	51,186	35,410
Total stock options outstanding	4,120	4,365
Less: anti dilutive stock options due to loss	(4,120)	(4,365)
Total warrants outstanding	1,349	2,090
Less: anti dilutive warrants due to loss	(1,349)	(2,090)
Diluted weighted average shares outstanding	51,186	35,410

	Nine Months Ended March 31,
	2008	2007
Basic weighted average shares outstanding	51,128	33,365
Total stock options outstanding	4,120	4,365
Less: anti dilutive stock options due to loss	(4,120)	(4,365)
Total warrants outstanding	1,349	2,090
Less: anti dilutive warrants due to loss	(1,349)	(2,090)
Diluted weighted average shares outstanding	51,128	33,665

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

The following table summarizes options at March 31, 2008.

	Number of Shares	Weighted Average Exercise Price
Outstanding, June 30, 2007	4,752,041	$2.36
Granted	25,000	2.30
Exercised	189,963	1.99
Cancelled	2,244,146	2.81
Outstanding, March 31, 2008	2,292,932	$1.96

BROADCASTER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.     STOCK-BASED AWARDS (Continued)

The following table summarizes options at March 31, 2008.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($000’s)

Outstanding	2,292,932	$1.96	8.37	—

Vested and Expected to Vest	2,291,574	$1.96	8.36	—

Exercisable	2,271,057	$1.96	8.36	—

At March 31, 2008, the Company had $14,831 of unrecognized compensation expense, net of forfeitures, related to stock options that may be recognized over the weighted average remaining vesting period of 3.25 years.

Warrants

Warrants have been granted from time to time in conjunction with financings, debt settlements, Board of Directors and employee compensation and consulting arrangements. The following table summarizes warrant activity for the nine months ended March 31, 2008.

	Number of Warrants	Average Exercise Price
Outstanding, June 30, 2007	1,982,941	$3.71
Granted	—	—
Exercised	—	—
Exercised – cashless	—	—
Expired	788,500	—
Outstanding, March 31, 2008	1,194,441	$4.69

Other Information Regarding Stock Options and Warrants

Additional information regarding stock options and warrants outstanding as of March 31, 2008 is as follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
$0-$2.97	2,217,932	8.5	$2.01	2,196,057	$1.98
$2.9701-$5.94	75,000	8.8	$3.31	75,000	$3.42
$5.9401-$8.94	—	—	$ —	—	$0.00

	2,292,932	5.6	$1.97	2,271,057	$1.96

Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
$0.0-$2.97	697,295	$ 1.69	699,295	$ 1.69
$2.97-$5.94	300,000	$ 3.95	300,000	$ 3.95
$8.91-$11.88	62,500	$10.00	62,500	$10.00
$11.8801-$14.85	62,500	$12.96	62,500	$12.96
$26.73-$29.70	72,146	$29.56	72,146	$29.56

	1,194,441	$ 4.69	1,196,441	$ 4.96

BROADCASTER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.     STOCK-BASED AWARDS (Continued)

The fair value of each option granted was estimated on the date of the grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Three Months Ended March 31,
	2008	2007
Risk-free interest rates	—	4.7%
Expected dividend yields	—	—
Expected volatility	—	72%
Expected option life (in years)	—	5.0

	Nine Months Ended March 31,
	2008	2007
Risk-free interest rates	—	4.7%
Expected dividend yields	—	—
Expected volatility	—	79%
Expected option life (in years)	—	5.0

There were no grants made during the quarter ended March 31, 2008. The weighted average fair value as of the grant date for grants made during the quarter ended March 31, 2007 was $1.70.

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

Highlights for the nine months ended March 31, 2008 consisted of:

•

We incurred a non-cash impairment charge of $68,192,000 relating to the AccessMedia acquisition.

•

We incurred a non-cash impairment charge of $8,600,000 relating to the write-down of AccessMedia’s intangible assets

•

We have reduced the number of full-time employees from 47 to 4, in an effort to preserve cash.

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

Results of Operations

The following tables set forth our results of operations that have been adjusted to reflect the sale of Houseplans and the shutdown of BIG and include only results from continuing operations for the three months ended March 31, 2008 and 2007.

Three months ended March 31, 2008 compared to the Three months ended March 31, 2007.

(In Thousands)
	Three Months Ended March 31,
	2008		2007		$ Change from
	$	As % of sales	$	As % of sales	Variance	%

Net revenues	$156	100%	$1,226	100%	$(1,070)	-87%
Product cost	21	13%	2,473	202%	(2,452)	-99%
Gross margin	135	87%	(1,247)	-102%	1,382	-111%

Research and Development			105	9%	(105)	-100%
Sales and marketing	0	0%	210	17%	(210)	-100%
General and administrative	1,405	901%	2,300	188%	(895)	-37%

Total operating Expenses	1,405	901%	2,615	213%	(1,210)	-46%

Loss	(1,270)	-814%	(3,862)	-315%	2,592	-67%

Other income (expenses)
Interest and other, net	(3)	-2%	63	-5%	66	-105%
Realized/unrealized gain (loss) on marketable securities	—	0%	—	0%	0	0%
Loss on disposal of assets			(104)	8%	(104)	-100%
Impairment	0	0%	—	—	0	—

Total other income (loss)	(3)	-2%	(41)	3%	38	-93%

Loss before income tax benefit	(1,273)	-816%	(3,903)	-318%	2,630	-67%

Income tax benefit	0	0%	203	17%	(203)	-100%

Loss from continuing operations	(1,273)	-816%	(4,106)	-335%	2,833	-68%

Loss from discontinued operations, net of income tax	(363)	-233%	(12)	1%	(351)	-2,925%
Gain from the sale of discontinued operations			997	85%	(997)	-100%
Net loss	(1,636)	-1,049%	(3,121)	255%	1,485	-48%

The following tables set forth our results of operations that have been adjusted to reflect the sale of Houseplans and the shutdown of BIG and include only results from continuing operations for the nine months ended March 31, 2008 and 2007.

Nine months ended March 31, 2008 compared to the Nine months ended March 31, 2007.

(In Thousands)
	Nine Months Ended March 31,
	2008		2007		$ Change from
	$	As % of sales	$	As % of sales	Variance	%

Net revenues	$924	100%	$6,068	100%	$(5,144)	-85%
Product cost	273	30%	5,076	84%	(4,803)	-95%
Gross margin	651	70%	992	16%	(341)	-34%

Research and development			105	2%	(105)	-100%
Sales and marketing	4	0%	3,454	57%	(3,450)	-100%
General and administrative	12,740	1,379%	6,439	106%	6,301	99%

Total operating Expenses	12,744	1,379%	9,998	165%	2,746	27%

Loss	(12,093)	-1,309%	(9,006)	-148%	(3,087)	34%

Other income (expenses)
Interest and other, net	76	8%	263	4%	(187)	-71%
Loss on disposal of assets			(104)	-2%	104
Impairment	(68,192)	-7,380%	—	—	(68,192)	-65669%

Total other income (loss)	(68,116)	-7,372%	159	3%	(67,957)	42740%

Loss before income tax benefit	(80,209)	-8,681%	(8,847)	-146%	(71,362)	807%

Income tax benefit	518	56%	(241)	4%	277	115%

Loss from continuing operations	(79,691)	-8,625%	8,606	-142%	(71,085)	826%

Loss from discontinued operations, net of income tax	(3,521)	-380%	(773)	-13%	(2,748)	355%
Gain from sale of discontinued operations			997	16%	(997)	100%
Foreign Currency Translation	3	0%	0		3	100%
Net loss	(83,209)	-9,005%	(8,382)	-138%	(74,827)	893%

Loss

Loss from the continuing operations for the three and nine months ended March 31, 2008 was $1,273,000 and $79,691,000 as compared to loss of $4,106,000 and $8,606,000 for the three and nine months ended March 31, 2007. The increase in the loss for the nine months ended March 31, 2008 is attributed to a decrease in net revenues and an increase in operating expenses. Net loss for the three and nine months ended March 31, 2008 was $1,636,000 and 83,212,000 as compared to net loss of $3,121,000 and $8,382,000 for the three and nine months ended March 31, 2007. The increase in net loss for the nine months ended March 31, 2008 is primarily attributed to the recognition of impairment relating to the valuation of AccessMedia, and the costs of operating BIG, which is classified as a discontinued operation.

Net Revenues

With the sale of Houseplans and cessation of BIG’s free model, during the quarter ended March 31, 2008 we had one operating subsidiary, AccessMedia generated revenues of $156,000 and $924,000 for the three and nine months ended March 31, 2008 as compared to $1,226,000 and $6,068,000 for the three and nine months ended March 31, 2007. The decrease in revenue is attributed to a decrease in sales of AccessMedia products resulting from the fact that we had ceased marketing efforts for AccessMedia subscriptions. Revenues include software sales, Internet media advertising sales and the sale of text-based Internet links. Sales of downloaded products are recognized ratably over the term of the license sold. Sales of advertisements are recognized upon the delivery of the impressions guaranteed. Sales of click-throughs are recognized upon delivery of the click-throughs guaranteed.

Gross Margin

Our consolidated gross margin was $135,000 and $651,000 for the three and nine months ended March 31, 2008. AccessMedia’s cost of revenues consists of costs related to the products and services AccessMedia provided to customers. These costs include materials, salaries and related expenses for product support personnel, depreciation and maintenance of equipment used in providing services to customers and facilities expenses. The gross margin as a percentage of sales for the three and nine months ended March 31, 2008 as compared to the three and nine months ended March 31, 2008 has increased due to the decrease in product costs, including marketing costs, resulting from Access Media product being sold only as a recurring subscription. As a result, a recurring subscription requires no additional costs.

Sales and Marketing

Sales and marketing expenses $0 and $4,000, and for the three and nine months ended March 31, 2008, respectively.

Due to the decision to stop marketing the AccesMedia product the sales and marketing expenses are minimal.

General and Administrative

General and administrative expense consists primarily of salaries and related expenses for administrative, finance, legal, human resources and executive personnel, fees for professional services and costs of accounting and internal control systems to support its operations. Expenses have increased primarily due to amortization of assets. Amortization expenses were $55,306 and $9,819,000 for the three and nine months ended March 31, 2008. Legal and professional fees were $1,209,085 and $1,885,779 for the three and nine months ended March 31, 2008.

Research and Development

We had no research and development costs for the three and nine months ended March 31, 2008.

Interest and other, net

Interest and other, net, changed from a net gain of $263,000 to a net gain of $73,000 for the nine months ended March 31, 2007 and March 31, 2008 respectively. This was due to a decrease in cash balances. Our interest expenses included $17,000 and $51,000 for the three and nine months ended March 31, 2008, related to a loan from Mr. Nolan Quan.

Provision for State and Federal Income Taxes

Accounting for Uncertainty in Income Taxes - In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 requires recognition of tax benefits that satisfy a greater than 50% probability threshold. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 was effective for us beginning July 1, 2007.

We recorded income tax benefit of 0 and $518,000 for the three and nine months ended March 31, 2008. The tax benefit for the quarter ended March 31, 2008 primarily represented the release of deferred tax provision on amortization of intangible assets.

We have not recorded a tax benefit for domestic tax losses because of the uncertainty of realization. We adhere to SFAS No. 109, Accounting for Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Consistent with our past practice, we have recorded a full valuation allowance at March 31, 2008 as the realizability of our net operating loss carry-forwards is not determinable.

Discontinued Operations

(Loss) from discontinued operations, net of income tax

Sale of Houseplans

On May 1, 2007, we sold 100% of the issued and outstanding capital stock of Houseplans to Kransco Houseplans, LLC, for $8 million. The sale price was composed of $5 million in cash on closing and a note receivable of $3 million, paid in installments over a three year period. The note receivable consists of eight quarterly payments of $250,000 commencing on March 31, 2008, and a final payment of $850,000 payable on March 31, 2010. The note receivable bears interest at a rate of 5% and any accrued interest will be paid on each installment. Subsequent to the quarter the first payment of the Note plus accrued interest was received The results of operations for the quarter ended March 31, 2007 have been revised to eliminate the operations of Houseplans.

Shutdown of Broadcaster Interactive Group Inc. “BIG”

On December 13th 2007, the board decided to substantially reduce the company’s operations and as a result, BIG has been reclassified as a discontinuing operation.

As a result of BIG being disclosed as a discontinued operation certain amounts paid to Alchemy Communications, Inc., a company controlled by Mr. Nolan Quan, one of our principal shareholders, have been reclassified to discontinued operations. During the three and nine months ended March 31, 2008, amounts paid to Alchemy included Internet connectivity, hosting services, programming services and equipment and office facilities (to October 31, 2007), as well as sales and marketing and general and administrative. The amounts paid for the three and nine months ended March 31, 2008 were $0 and $778,000.

Liquidity and Capital Resources

Net cash used in operating activities was $6,723,000 for the nine months ended March 31, 2008 in contrast to $7,481,000 for the nine months ended March 31, 2007.

Net cash provided by investing activities was $0 for the nine months ended March 31, 2008 in contrast to $1,730,000 in the nine months ended March 31, 2007. The cash provided by investment activities during the nine months ended March 31, 2007 primarily was attributable to $1,500,000 received from the sale of Precision Design during the nine months ended March 31, 2007.

Our net cash provided by financing activities was $349,000 for the nine months ended March 31, 2008 in contrast to $973,000 for the nine months ended March 31, 2007 respectively, reflecting the proceeds from options and warrants exercises.

To achieve our growth objectives, we are considering different strategies, including growth through acquisitions. As a result, we are evaluating and we will continue to evaluate other companies and businesses for potential synergies that would add value to our existing operations.

At May 12, 2008, we had $2,839,000 in cash which is projected to meet all of our working capital needs for the next twelve months.

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

Related Person Transactions

We receive services from Alchemy, a company controlled by Mr. Nolan Quan, one of our principal shareholders. For the three and nine months ended March 31, 2008 we incurred $0 and $778,000 of expenses related to Alchemy. For the three and nine months ended March 31, 2008 $17,000 and $51,000 in interest related to a loan from Mr. Quan and for the three and nine months ended March 31, 2008 we incurred consulting fees of $0 and $6,000 payable to Mr. Quan. The company also owes Mr. Quan $1,725,000 evidenced by demand promissory notes bearing 4% per annum interest and secured by the company’s assets. During the three and nine months ended March 31, 2008, we incurred $0 and $14,000 in legal fees from Ms. Elaine Rosen. In addition, for the three and nine months ended March 31, 2008, we paid Mr. Kevin Rosen-Quan $0 and $28,000 as our Executive Producer. Ms. Rosen and Mr. Rosen-Quan are the wife and son of Mr. Nolan Quan, one of our principal shareholders.

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

Item 4T

Controls And Procedures

(a)

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as of March 31, 2008, the end of the period covered by this quarterly report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

(b)

We have evaluated our accounting procedures and control processes in place as of March 31, 2008 related to material transactions to ensure they are recorded timely and accurately in the financial statements. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II – OTHER INFORMATION

Item 1

Legal Proceedings

As previously reported, Broadcaster filed suit against former officers Paul A. Jakab and Gordon Landies, each of whom filed counterclaims against Broadcaster. The lawsuit against Gordon Landies and Paul Jakab have been resolved by Broadcaster making payments to Mr. Landies and Mr. Jakab.

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

The Company and/or its officers and directors are named as defendants in four related actions which appear to relate to certain actions taken by the Company’s shareholders with regard to the composition of the Board of Directors, On December 21, 2007 shareholders of Broadcaster representing 58% of the voting power of the outstanding voting stock of Broadcaster executed and delivered a written consent removing Dr. Vincent Orza and Paul Goodman from the board of directors of Broadcaster effective March 5, 2008. On December 21, 2007, the Company filed with the Securities and Exchange Commission an Information Statement on Schedule 14C describing the action taken by such shareholders to remove Messrs. Orza and Goodman. On February 13, 2008 the Securities and Exchange Commission authorized the mailing to the shareholders of the Company of the definitive Information Statement, and on February 14, 2008, a definitive Information Statement was mailed to the shareholders of Broadcaster advising them that Messrs. Orza and Goodman would be removed from the Board of Directors on March 5, 2008 by reason of the consents from a majority of the shareholders on December 21, 2007, without any further action. On March 3, 2008, in connection with an action he commenced against the Company and others (discussed below), Mr. Goodman sought and obtained an ex parte Temporary Restraining Order against his removal as a director of Broadcaster. Broadcaster believes that the removal was effected in compliance with all state and securities regulations and is vigorously defending such removal.

On January 16, 2008, Mr. Goodman commenced an action in New York State Court against Broadcaster and certain of its officers, directors, and shareholders, seeking monetary damages “in an amount to be determined but not less than $10 million plus other special, punitive and compensatory damages” for alleged defamation contained in a Company filing with the SEC. Mr. Goodman sought and obtained an ex parte temporary restraining order, which was vacated by the Court upon hearing argument from the defendants. This action has been removed to Federal District Court for the Southern District of New York and it is anticipated that a motion to transfer this case to United States District Court for the Central District of California will be filed at the end of May. Management believes that the action is without merit and intends to defend the action vigorously. Due to the uncertainty surrounding the litigation process, and the early stage of this matter, no reasonable estimate of loss is currently available.

On February 15 2008, one of our shareholders and former advisors, Baytree Capital Associates, LLC, (“Baytree”) filed a shareholders derivative action in Federal Court in the Southern District of New York against the Company and certain of its officers and directors, as well as several other individual and corporate defendants. The Complaint seeks monetary damages in “an amount to be established at trial but not less than $22,630,000” for allegations of breaches of fiduciary duties, waste of corporate assets, self-dealing, conversion, restitution and disgorgement, violations of the securities laws. Additionally, the Complaint alleges violations of RICO and seeks treble damages for those violations. Baytree sought and obtained an ex parte Temporary Restraining Order restraining Defendants from transferring assets. That Order was thereafter modified by the Court. Upon motion made by the Company, this case was transferred to the United States District Court for the Central District of California. Management believes that the action is without merit and intends to defend the action vigorously. Due to the uncertainty surrounding the litigation process, and the early stage of this matter, no reasonable estimate of loss is currently available

On March 3, 2008, Mr. Goodman commenced an action in the New York State Court against Broadcaster, Martin Wade, Nolan Quan and Blair Mills. The Complaint contains allegations similar to those set forth in the Baytree action and also seeks a declaration that the shareholders’ removal of Mr. Goodman as a director was unlawful. This is the matter referred to above in which Mr. Goodman sought and obtained an ex parte Temporary Restraining Order against his removal as a director of Broadcaster. The Company removed this action to Federal District Court and, upon motion made by the Company; this case was transferred to the United States District Court for the Central District of California. Management believes that the action is without merit and intends to defend the action vigorously. Due to the uncertainty surrounding the litigation process, and the early stage of this matter, no reasonable estimate of loss is currently available.

Michael Gardner, a principal of shareholder Baytree Capital Associates, LLC, filed a Complaint on March 3, 2008, in New York State Court against the Company’s CEO Martin Wade III. Mr. Gardner seeks monetary damages “in an amount to be determined but believed to be not less than ten million dollars ($10,000,000.00) plus interest together with costs of this action and attorneys fees” and punitive damages “in an amount not less than thirty million dollars ($30,000,000.00) for alleged defamation set forth in a letter Mr. Wade wrote and Broadcaster then filed as an exhibit to its Current Report on Form 8-K filed with the SEC. The Company is not named in the suit. This action has also been removed to Federal District Court for the Southern District of New York and it is anticipated that a motion to transfer this case to United States District Court for the Central District of California will be filed at the end of May.

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3

Defaults Upon Senior Securities

Not Applicable

Item 4

Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5

Other Information

Not Applicable

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

Date: May 20, 2008

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