Form 10-K
period 2008-06-30
BROADCASTER INC
filed 2008-10-17
CIK 814929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  June 30, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

———————

BROADCASTER, INC.

(Name of registrant in its charter)

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

Common stock, par value $0.001

(Title of Class)

———————

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the average bid and asked price of the common stock as of October 10, 2008 was approximately $10,663,817.

As of October 10, 2008, 60,936,098 shares of the issuer's common stock, $.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

BROADCASTER, INC.

FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED JUNE 30, 2008

TABLE OF CONTENTS

PART I

Item 1.          Business

1

Item 1A.       Risk Factors

9

Item 1B.       Unresolved Staff Comments

24

Item 2.          Properties

24

Item 3.          Legal Proceedings

24

Item 4.          Submission of Matters to a Vote of Security Holders

26

PART II

Item 5.          Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of
Equity Securities

27

Item 6.          Selected Financial Data

28

Item 7.          Management's Discussion and Analysis of Financial Condition and Results of Operations

28

Item 7A.       Quantitative and Qualitative Disclosure About Market Risk.

34

Item 8.          Financial Statements and Supplementary Data

34

Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

60

Item 9A(T).  Controls and Procedures

60

Item 9B.       Other Information

61

PART III

Item 10.       Directors, Executive Officers and Corporate Governance

62

Item 11.       Executive Compensation

65

Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related
Stockholder Matters

67

Item 13.       Certain Relationships and Related Transactions, and Director Independence

68

Item 14.       Principal Accountants Fees and Services

70

PART IV

Item 15.       Exhibits, Financial Statement Schedules

70

SIGNATURES

72

PART I

Item 1.

Business

Our Business

Broadcaster, Inc. (“Broadcaster”) is a Delaware corporation primarily engaged in two new lines of business, the game development business and the telecommunications business. Until recently, we were solely engaged in the operation of a Social Video Network over the internet, which business has been discontinued.

All of our revenue derived during the fiscal year ended June 30, 2008 was derived from our discontinued operations as an Internet based business which included the operation of a Social Video Network over the Internet through our wholly owned subsidiary, Broadcaster Interactive Group, Inc. and an Internet based business which provided entertainment content and old television shows and other media through our other subsidiary, Access Media. Until December 2006, we relied upon a subscription based model for our internet business where we charged users a fee for content.  In December 2006, we switched from the subscription model to a free model relying on revenue generated by advertising.  Unfortunately, the advertising model was not successful and in December 2007, we dramatically reduced our Broadcaster Interactive Group, Inc. operations and for the year ended June 30, 2008 we have accounted for Broadcaster Interactive Group, Inc. and Access Media as discontinued operations. Although we have not added new content to the website since our reduction of operations in December 2007, we do have registered users that continue to use the website. We may if we deem it to be beneficial rebuild out Internet business with a shift toward providing content for mobile devices.

In August 2008 we entered into the business of providing content for mobile and on line markets when we acquired a game development company, LampLighter Studios, Inc. (“LampLighter”). LampLighter is an art service company that provides graphic art for online games, cell phone games, video games and commercial video projects.  LampLighter customers include Sony Home, Sparkplay Media, Zynga and NC-Soft.  LampLighter created the artwork for Aurora Feint one of the highly played games on the I-Phone in July 2008.

In 2008 we entered into another new line of business, the telecommunications business in China.  In October 2008 we acquired Eyecandy, Inc. a Delaware corporation whose principal operations are conducted in Shanghai, China through its subsidiary Eyecandy Media, Inc.  Eyecandy Media, Inc. is a fully licensed, new media company primarily focused on providing video technology and value added services for interactive media.  Eyecandy Media provides video search, video broadcasting and VOD applications to internet and cell phone users. Eyecandy Media currently provides cell phone applications to China Mobile for use in various Chinese provinces and expects to provide additional media applications and content such as casual games to the future 3G cell phone subscribers in China. Eyecandy Media has licenses in China for the provision of key services including a service provider and internet content provider.  To date, we have funded the establishment of offices in several Chinese provinces in anticipation of entering into an agreement with China Mobile for the provision by Eyecandy of such value added products.

We believe there will be great synergy when we combine our technology and content aggregation and casual game development expertise and use them for the development of content for mobile devices for sale in China.

Since we are now operating two new lines of business from which we have not yet derived revenue, we have limited operating and financial data on which to plan our future operating expenses or forecasting our future results of operations. Because of the new business lines, we face risks and uncertainties relating to our ability to implement our business plan successfully.

Our Internet Business

Despite the dramatic reduction of our Internet operations in December 2007 and the discontinuance of our operations, our Internet business still has many registered users that continue to use our website. Broadcaster.com continues to be a global Internet entertainment network that provides consumers with access to online entertainment. Broadcaster’s website, which contains its Social Video Network, is located at www.broadcaster.com. Although we have not added new content to the website since December 2007, the website still continues to offer a wide variety of on-demand programming including movies, music, television shows, viral videos, mobile media, games, news, sports, and other entertainment focused content, in one place that can be viewed or downloaded at anytime and on several devices. We may in the future rebuild our Internet operations which may include a shift in our focus to providing content for other mediums such as mobile devices.

Broadcaster.com is a Social Video Network that empowers registered members to become broadcasters, either of themselves through webcam video chat, or as producers broadcasting from playlists of live and pre-recorded content. Broadcasters are able to edit their programming with free Broadcaster tools, find an audience by inviting and adding other viewers to their friends list, and notify their audience of broadcast schedules and updates to channel content. Since its launch in December of 2006, Broadcaster.com has amassed loyal audiences that upload and view millions of video files each month. Broadcaster’s library of content offers a wide variety of full-length movies, music videos, news feeds, original and proprietary content.

In July 2007, we released our free Social Video Network – a two-way interactive video and chat interface and community building tool.  In August 2007, we released our remote video technology. By simply embedding HTML code, any of the over 100 million MySpace and Facebook users can stream live video from a webcam to their MySpace or Facebook page. The remote video embedded code is available free on our Broadcaster.com website and seamlessly works with any website which permits HTML code to be embedded, including tens of thousands of blogs, bulletin boards, and social networking sites.

Our Game Development Business

In August 2008 we entered into the business of providing content for mobile and on line markets when we acquired a game development company, LampLighter Studios, Inc. (“LampLighter”). LampLighter is an art service company that provides graphic art for online games, cell phone games, video games and commercial video projects, The company’s client base consists primarily of video game developers and producers.  LampLighter customers include Sony Home, Sparkplay Media, Zynga and NC-Soft.  LampLighter created the artwork for Aurora Feint one of the highly played games on the I-Phone in July 2008.

LampLighter has a hybrid business model that combines a North American management team with an offshore development system.  LampLighter’s President operates out of its San Francisco office and its chief operating officer operates out of its Hong Kong office. Its main offices are in San Francisco, CA and Hong Kong.  Sales, client relations and production direction dwell in the San Francisco office. In an effort to take advantage of lower offshore costs, marketing, artist recruitment and supplier management is managed from the Hong Kong office. Art teams are currently located in Taipei, Taiwan; Hong Kong; and Shanghai, China; Shenzhen, China, and in Malaysia.

LampLighter was founded in 2004 by Josh Rose, a former video game designer who is currently serving as its President.

We believe that we can create synergy by utilizing LampLighter’s graphic art skills in our Internet business and our telecommunications business.

Our Telecommunications Business

In October 2008 we acquired Eyecandy, Inc. a Delaware corporation whose principal operations are conducted in Shanghai, China through its subsidiary Eyecandy Media, Inc  Eyecandy Media, Inc. is a new media company primarily focused on providing video technology and value added services for interactive media.  Eyecandy Media provides video search, video broadcasting and VOD applications to internet and cell phone users. Eyecandy Media currently provides cell phone applications to China Mobile for use in various Chinese provinces and expects to provide additional media applications and content such as casual games to the future 3G cell phone subscribers in China. Eyecandy Media has licenses in China for the provision of key services including a service provider and internet content provider.  To date, we have funded the establishment of offices in several Chinese provinces in anticipation of entering into an agreement with China Mobile for the provision by Eyecandy of such value added products.

Eyecandy, Inc. was founded by Sonia Hu and Chun Sei-Shi, each of whom are now employees of ours.

Business History

We historically operated as a software company. Prior to the acquisition of AccessMedia Networks, Inc. (“AccessMedia”) on June 1, 2006, we operated in two business segments: (i) computer aided design and precision engineering (“Precision Design”) and (ii) house plans and architectural drawings (“Houseplans”). We disposed of Precision Design in June 2006 and Houseplans in May 2007. The Social Video Network and Broadcaster business described above is operated by a wholly owned subsidiary, Broadcaster Interactive Group, Inc. (“BIG”). We previously operated an Internet-based business that provided entertainment content including old television shows and other media through AccessMedia. AccessMedia’s business model was a subscription-based model where it charged users a fee in exchange for a period of time within which the user had complete access to www.AccessMedia.tv. We continued to support the AccessMedia business but ceased selling subscriptions in about November 2006. This business was closed down in June 2006 when we ceased billing subscriptions.

Until about December 2006, we relied upon the AccessMedia subscription model for our Internet business, not including the Houseplans business which we sold in May 2007. In December 2006, we switched our Internet entertainment model from AccessMedia’s subscription business concept to a free model relying on providing a robust variety of services and content with the aim of generating revenues from the sale of advertising. This advertising model was not successful, in part due to the expense involved, and in December 2007 we were forced to reduce the operations of Broadcaster Interactive Group Inc.  Despite the fact that we still have many users that continue to visit the website and we continue to spend minimal amounts to keep the website functioning, such as hosting fees, we derive no revenue from this line of business and it is being accounted for as a discontinued operation.

The AccessMedia Acquisition

In June 2006, we completed the acquisition with AccessMedia pursuant to which we issued 14,500,000 shares of our common stock and subsequently issued an additional 17,500,000 shares of our common stock to the former shareholders of AccessMedia. We have subsequently filed a claim in the United States District Court for the Central District of California for rescission of the subsequent issuance.  See Item 3, “Legal Proceedings.” Concurrent with the completion of the acquisition of AccessMedia, we changed our name to Broadcaster, Inc. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further details on the acquisition.

The LampLighter Acquisition

In August 2008 we completed the acquisition of LampLighter pursuant to which we issued 1,594,095 shares of our common stock, which issuance is subject to downward adjustment in accordance with the terms of the merger agreement. In accordance with the terms of the merger agreement, LampLighter became a wholly owned subsidiary of ours.

The Eyecandy Acquisition

In October 2008 we completed the acquisition of Eyecandy pursuant to which we issued 8,000,000 shares of our common stock, 5,000,000 of which were issued to the shareholders of Eyecandy and 3,000,000 of which were issued to a designee of such shareholders. The shareholders of Eyecandy will be entitled to receive an additional 12,000,000 shares of the common stock if certain revenue and profit milestones are reached during the first, second and third year after the closing of the acquisition.  In addition, we covenanted to make an additional $2,500,000 investment in Eyecandy if all of the material covenants and conditions set forth in the acquisition agreement are met.

It was a condition to the closing of the Eyecandy acquisition that the shareholders of Eyecandy execute a lock up agreement, a voting trust agreement and an escrow agreement.  The lock up agreement restricts the shareholders from selling or disposing of any shares of common stock for a period of two years from the execution of the lock up agreement. The voting trust agreement authorizes Martin Wade, III to vote the shareholders’ shares of common stock until such time as Mr. Wade terminates the voting trust agreement or all of the shares are sold in a transaction approved by Mr. Wade.  It was also a condition to closing that an escrow agreement be entered into providing that 500,000 of the 8,000,000 shares of common stock be  placed in escrow for a period of one year to be released to Broadcaster upon a default under the acquisition agreement that Broadcaster entered into with the Eyecandy shareholders or if there is no such default within such year then to be released to the Eyecandy shareholders.

The Eyecandy shareholders also entered into an agreement with Broadcaster entitling them to piggyback registration rights with respect to the shares of common stock.

Our Relationship with Alchemy, Inc.

One of our principal shareholders, Mr. Nolan Quan, was one of the major shareholders of AccessMedia. Mr. Quan also holds a large minority interest in Alchemy, Inc., a California-based corporation that until recently provided our backend needs including the use of its servers and databases. Alchemy also provided us with various technical services including programming and research and development and network management. Certain employees of Alchemy continue to provide some of these services to us and in lieu of payment receive free use of a portion of the office space that we rent. See Item 13, “Certain Relationships and Related Transactions, and Director Independence” which describes the transactions between Alchemy and Broadcaster as well as other transactions with parties known to and/or affiliated with management. Additionally, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which describes the expenses we incurred during the fiscal years ended June 30, 2008 and June 30, 2007 with regard to Alchemy. During the fiscal year ended June 30, 2007, we were subleasing our facilities directly from Alchemy. However, on August 20, 2007, we entered into a lease for our premises with Anaheim Investors Inc for a monthly rent of $49,273.30. We currently sublease space to Alchemy, Inc on a month to month basis at a rate of $3,000 per month. The sublease and lease expire on December 31, 2008.

Sales and Marketing

Our sales and marketing efforts are divided into two categories – first, we need to attract sufficient customers for our products. Once we reach that point, we need to generate revenues.  To date, we have spent minimal amounts for advertising of our products in our new lines of business.  All of our sales and marketing expenses incurred during our fiscal year ended June 30, 3008 were with respect to our now discontinued internet line of business.  Beginning in fiscal 2007 and continuing until December 2007, we had spent substantial sums placing Internet advertising on other websites seeking to attract users to our site with the expectation that many would become regular users or visitors and enable us to be able to sell advertising profitably. We outsourced all of our purchasing of advertising using third party brokers to place the advertisements for us.

Until recently, our primary revenue model was through the sale of Internet advertising. We commenced selling Internet advertising on our website in July 2007.  Our revenues during the prior fiscal year from this aspect of our business have been nominal.  During the fiscal year ended June 30, 2008 we determined that such revenue model was too costly and we did not have the financing to support this model so we stopped spending sums to place advertising on other websites. We had hired one employee who was responsible for our Internet advertising and the placement of Internet advertising to generate traffic, however his employment was terminated in December 2007 when we terminated all but four of our employees.

Competitive Business Conditions

All of our products compete with other forms of entertainment which include motion pictures, television, music and other forms of entertainment for the leisure time and money of consumers.

The Interactive Entertainment industry is highly competitive and characterized by several key factors:

•

Rapid changes in technology and customer requirement: New opportunities for existing and new competitors can quickly render existing technologies less valuable.

•

Relatively low barriers to entry: Start-up capital requirements for software companies can be very small, and distribution over the Internet and other mediums is inexpensive and easily outsourced.

•

Significant price competition: Direct distribution of competing products over mediums such as the Internet may cause prices and margins to decrease in traditional sales channels.

These factors could have a material adverse effect on our future operating results, including reduced profit margins and potential loss of market share.

Our competitors in the game development business, telecommunications development business and even the internet business vary in size from small companies with limited resources to large corporations with greater financial, marketing and product development resources than we have.  Due to their different focuses and allocation of resources, certain of our competitors spend more money and time developing products, undertake more aggressive marketing campaigns and adopt more aggressive pricing policies.

We believe that the main competitors we faced this past year in our internet business were three Internet websites – YouTube, Go Fish and Paltalk. YouTube dominates the market for user-generated content or videos which are uploaded to YouTube. Go Fish provides its own produced content, as well as third party content which it licenses. Paltalk competes with our Social Video Network and originated the concept of a two-way video cam concept. Based upon publicly available metrics complied by third party services, we believe that both Go Fish and Paltalk each have a larger user base than we ever did or continue to have.

LampLighter competes primarily with other graphic art producers of on line games, cell phone games, video game and commercial video projects.  In the video game art services outsourcing market purchasing decisions are based off of artistic quality, service quality, scalability and price.  Globally, at least 140 companies produce video game art in outsourced capacity.  Competition in the North American market can be broken down into five categories: small overseas, large overseas, small domestic, large domestic and domestic hybrid. Among the large overseas competitors are Alcazar Entertainment, Nikitova LLC, Vogster Entertainment LLC, iCube Studios, InterServ International Inc., Recreate Solutions Ltd., Tose, and Virtuos. There are many small domestic competitors which include Animation Farm, AWE Games, Level Design Dreams, Shadows in Darkness, Red Fly, and Redjade Inc.  Liquid Development is the only large domestic competitor and Massive Black is the only hybrid competitor. In addition, integrated video game console hardware and software companies such as Sony, Nintendo and Microsoft compete directly with us in the development of certain graphic art for video games.

In the mobile telecommunications industry our focus has been entirely in China and we compete with other telecommunications services providers in the wireless communication industry. In Mainland China, there are only three licensed mobile telecommunications services providers. Thus we have limited choice in whom to provide services and products. We expect to provide our products to China Mobile and will compete with the other companies providing value added services, which include electronic mail, voice mail, online information and database retrieval. Our main competitors in that business segment include, among others Tencent, Hurry! Holding Co., Ltd., Shanghai Media Group, Joy Master and ASP Technoligies. Not only will we compete with other providers of value added services but we will also compete with the manufacturers of mobile phones who also produce value added products. The PRC government encourages orderly and fair competition in the telecommunications industry in Mainland China. In particular, the PRC government has extended favorable regulatory policies to China Unicom, in order to help them become more viable competitors.  This could have a negative impact on our sales if consumers choose China Unicom as their mobile service provider and not China Mobile, who is anticipated to be the current purchaser of our products. Nonetheless, given the relatively low mobile penetration rates in the central and western regions of Mainland China, as well as in the small and medium-sized cities and rural areas, we believe there is substantial growth potential for our mobile telecommunications business.

Regulation

The mobile telecommunications industry in Mainland China is highly regulated. Regulations issued or implemented by the State Council, the Ministry of Industry and Information and other relevant government authorities including the National Development and Reform Commission and the Ministry of Commerce, which consolidated the functions of the former Ministry of Foreign Trade and Economic Cooperation, encompass all key aspects of mobile telecommunications network operations, including entry into the telecommunications industry, scope of permissible business, interconnection and transmission line arrangements, technology and equipment standards, tariff standards, capital investment priorities, foreign investment policies and spectrum and numbering resources allocation.

The Ministry of Industry and Information, under the leadership of the State Council, is responsible for, among other things:

•

formulating and enforcing industry policy, standards and regulations;

•

granting telecommunications licenses and permits;

•

formulating interconnection and settlement standards for implementation between telecommunications networks;

•

together with other relevant regulatory authorities, formulating tariff and service charge standards for telecommunications services;

•

supervising the operations of telecommunications services providers;

•

promoting fair and orderly market competition among operators; and

•

allocating and administering public telecommunications resources, such as radio frequencies, numbering resources, domain names and addresses of telecommunications networks.

In order to provide a uniform regulatory framework to encourage the orderly development of the telecommunications industry, the Ministry of Industry and Information, under the direction of the State Council, has been preparing a draft telecommunications law. According to the 2008 legislation agenda of the National People’s Congress, the draft telecommunications law is scheduled for review by the Standing Committee of the National People’s Congress in 2008. We expect that, if and when the telecommunications law is adopted by the National People’s Congress, it will become the basic telecommunications statute and the legal source of telecommunications regulations in Mainland China. In addition, the State Council promulgated a set of telecommunications regulations on September 25, 2000. These regulations apply in the interim period prior to the adoption of the telecommunications law. Although we expect that the telecommunications law will have a positive effect on the overall development of the telecommunications industry in Mainland China, we cannot predict what the ultimate nature and scope of the telecommunications law will be.

Under the current regulations, operators of mobile telecommunications networks, providers of other basic telecommunications services such as local and long distance fixed-line telephone services, and value-added service providers whose telecommunications services cover two or more provinces, directly-administered municipalities or autonomous regions in China must apply for specific permits from the Ministry of Industry and Information in order to provide such services. Eyecandy currently has a PRC Business Certificate of Telecommunications value-added Services Operation.

Legislation is periodically introduced at the local, state and federal levels in the United States and in foreign countries that is intended to restrict the content and distribution of games similar to the ones that we develop and produce, and could prohibit certain games similar to the those that our graphics are developed for from being sold to minors. Additionally, many foreign countries have laws that permit governmental entities to censor the content and advertising of interactive entertainment software.  We believe that similar legislation will be proposed in many countries that are significant markets for our games, including the United States. If any of this proposed legislation is passed, it could have the effect of limiting the market for our games for which are graphics are developed and our products.

With respect to any future internet business that we conduct, we are and will be subject to laws and regulations directly applicable to providers of Internet services both domestically and internationally. The application of existing domestic and international laws and regulations relating to issues such as user privacy and data protection, and intellectual property ownership and infringement in many instances is unclear or unsettled. In addition, we will also be subject to any new laws and regulations directly applicable to our Internet activities. Internationally, we may also be subject to domestic laws regulating our activities in foreign countries and to foreign laws and regulations that are inconsistent from country to country. We may incur substantial liabilities for expenses necessary to comply with these laws and regulations or penalties for any failure to comply. Compliance with these laws and regulations may also cause us to change or limit our business practices in a manner adverse to our business.

A number of United States federal laws, including those referenced below, impact our business. The Digital Millennium Copyright Act (“DMCA”) is intended, in part, to limit the liability of eligible online service providers for listing or linking to third-party websites that include materials that infringe copyrights or other rights of others. Portions of the Communications Decency Act (“CDA”) are intended to provide statutory protections to online service providers who distribute third party content. We rely on the protections provided by both the DMCA and CDA in conducting our business. Any changes in these laws or judicial interpretations narrowing their protections will subject us to greater risk of liability and may increase our costs of compliance with these regulations or limit our ability to operate certain lines of business. The Children’s Online Protection Act and the Children’s Online Privacy Protection Act are intended to restrict the distribution of certain materials deemed harmful to children and impose additional restrictions on the ability of online services to collect user information from minors. In addition, the Protection of Children From Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances. The costs of compliance with these regulations may increase in the future as a result of changes in the regulations or the interpretation of them. Further, any failures on our part to comply with these regulations may subject us to significant liabilities.

Dependence on Major Customers

No single customer accounted for greater than 10% of our revenues in fiscal year 2008 or 2007.  However, we anticipate that our business with Eyecandy will be largely dependent upon Eyecandy’s relationship with China Mobile.

Product Development

During the fiscal year ended June 30, 2008 all of our development costs related to our internet business. The majority of development costs relating to the Internet content segment related to development of our website and databases to host the content. All of our web development was internally developed by our own staff and outsourced as needed principally from Alchemy. During the fiscal year ended June 30, 2008, we spent minimal amounts to keep our website running but did not spend additional amounts for new content development.

Our research and development expenses for fiscal 2008 and 2007 were related to BIG which did not generate revenue during the 2007 and generated nominal revenue in fiscal 2008. Our research and development expenses consisted primarily of salaries and benefits for research and development employees and payments to independent contractors. We spent approximately $0 and $1,814,000 on research and development in the years ended June 30, 2008 and 2007, respectively. Our 2008 and 2007 research and development expenses included $0 and $739,000 paid to Alchemy, respectively. We expect to continue to invest in existing and new products and services which reflect our commitment to developing our core products and services.

We expect to incur additional expenses during our fiscal year ended June 30, 2009 with respect to our game development and telecommunications lines of business.  To date, we have expended sums to establish offices in various Chinese provinces in which we expect that our products will be offered to end users.  In our agreement for the purchase of Eyecandy we covenanted to make an additional $2,500,000 investment in Eyecandy if all of the material covenants and conditions set forth in the agreement are met.

Proprietary Rights and Licenses Update for LampLighter and Eyecandy

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

We own the rights to use the following trademarks and service marks in our business: Broadcaster, AccessMedia and in China, Eyecandy.

Several of our licenses are licensed from related parties. Some of these licenses were acquired from related parties in the AccessMedia acquisition. The licensor of these licenses is Broadcaster LLC, a company controlled by Mr. Nolan Quan, one of our principal shareholders. In the ordinary course of business we may continue to acquire licenses to allow us to deliver our products and services in a timely manner.  During the fiscal year ended June 30, 2007, we paid $545,000 to buy additional licenses, of which $434,000 was paid to related persons. Related person licenses consisted of $86,000 paid to Mr. Nolan Quan, $220,000 paid to Alchemy F/X, Inc. (“Alchemy F/X”), $105,000 paid to Alchemy, a company of which Mr. Quan holds a large interest, $8,000 paid to each of Blair Mills our Chief Financial Officer and Sanger Robinson, President of BIG, and $2,000 paid to Rob Gould, Vice President of Marketing BIG. All of the licenses acquired were related to software used in the development of the broadcaster.com web sites. The acquisition of these licenses provided to  us enabled us to obtain the exclusive license to the peer to peer software that was acquired in the AccessMedia acquisition, and for other software necessary in the development of the site. Messrs. Quan and Gould each own 50% of Alchemy FX. No such fees were paid during the year ended June 30, 2008.

Sale of Houseplans, Inc.

On May 2, 2007, we sold 100% of the issued and outstanding capital stock of Houseplans to Kransco Houseplans, LLC, for $8 million. The selling price was composed of $5 million in cash on closing and a note receivable of $3 million, paid in installments over a three-year period. The note receivable consisted of eight quarterly payments of $250,000 commencing on March 31, 2008, and a final payment of $1,000,000 payable on March 31, 2010. The note receivable bore interest at a rate of 5% and any accrued interest was to be paid on each installment.  In September 2008 we entered into a Prepayment Agreement and Mutual Release with Houseplans LLC whereby the payments owed to us by Houseplans LLC under the note were accelerated and Houseplans, LLC prepaid $1,450,000 as payment in full of all principal and interest due under the note.

Acquisition Strategy

Our management believes that it is important to diversify its interests in businesses within the entertainment industry and maintain an interest in those businesses that can create synergy, and has and continues to actively seek to acquire controlling or other interests in other complementary businesses. In fact, Broadcaster has recently acquired a game development company and is working with Eyecandy to enter into the Chinese telecommunications market. We expect to use our game development and technology expertise in the mobile phone industry.  While we regularly engage discussions regarding potential acquisitions, they may or may not result in our entering into definitive agreements or closing any transactions. Because any acquisitions represent strategic changes in the direction of our business and are likely to involve the issuance of our securities and use of material cash resources, approval of our Board of Directors will be required. Because there is significant competition from many other companies including private equity firms for Internet companies, we may not be successful in closing any acquisitions or may be required to pay a higher price than is otherwise required. See Item 1A. “Risk Factors” at the conclusion of this Item 1.

Corporate History

We were incorporated in California in 1982. In May 2007, we reincorporated in the State of Delaware.

Employees

In December 2007 our staff was reduced from 47 to 4 in connection with the reduction of the operations of Broadcaster Interactive Group Inc. As of September 28, 2008, we had nine employees (two of whom were the shareholders of Eyecandy, Inc and six of whom were the shareholders and executive officers of LampLighter), and several consultants. None of our employees are represented by a labor union and we have experienced no work stoppages. Our success depends to a significant extent upon the performance of our executive officers and other employees and consultants and our ability to attract additional employees.

Reverse Split

Our Board of Directors and our shareholders approved a one-for-two reverse stock split. This split was effective June 22, 2007.

All historical numbers relating to shares of our common stock and the per share price, including the number of and the exercise price of options and warrants, have been adjusted to reflect the one-for-two reverse stock split effective on June 22, 2007.

Item 1A.

Risk Factors

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

Risks Related to Our Company

Because we are entering into new business lines that are unproven, it is difficult to predict if we will generate material revenues or be profitable.

Until recently, our business has been substantially dependent upon Broadcaster’s ability to generate revenue from our Internet business. We recently discontinued our website business and are entering into two lines of business in which we have little experience. Because our new business model is unproven, we may not generate material revenues from such businesses. It is too early to predict whether consumers will accept, and continue to use on a regular basis, the products generated from these new business lines since we have had no recent operating history in our new business lines nor any revenues or earnings derived from such business lines. Therefore, our ability to generate revenue is uncertain and there can be no assurance that we will be able to generate any revenue or be profitable.

Our business is difficult to evaluate because we are currently engaging in new lines of business and shifting the focus of our historical business lines for which we have no operating history and limited information.

The Company is currently expanding its operations and engaging in new business lines as well as shifting the focus of its historical business lines. The Company recently engaged in an acquisition of a game development company and a  telecommunications business in China  There is a risk that we will be unable to successfully operate these new lines of business or be able to successfully integrate them with our current management and structure. Our estimates of capital, personnel and equipment required for our new lines of business are based on the experience of management and businesses they are familiar with.  Our management has limited direct experience in our new lines of business.

As a result of a change in our business model we have experienced, and may continue to experience, a significant loss in revenues and we may not be profitable.

Our revenue from our discontinued operations was $891,000 for the year ended June 30, 2008 which declined from $6,913,000 for the year ended June 30, 2007.  This decline is attributable to our change in our business model which led to the decision to discontinue our operations.

Our net loss for the year ended June 30, 2008 was $84,949,000 as compared to $19,993,000 for the prior year. The increased loss is attributable to our change in our business model in 2007 from a subscription to an advertising model and the reduction of our operations in December 2007. In addition, we recognized $68,192,000 of impairment of goodwill as a result of the discontinuance of operations. We expect to incur additional expenses in connection with the establishment of our new business lines.  In fact, we have agreed to make an additional investment of $2,500,000 in Eyecandy if certain conditions are met. We therefore expect to incur substantial operating losses for the foreseeable future.  Our ability to become profitable depends on our ability to have successful operations.

We may not be able to continue as a going concern.

During the year ended June 30, 2008 we had minimal income from our now discontinued operations. The opinion of our independent registered accounting firm for the fiscal year ended June 30, 2008 is qualified subject to substantial doubt as to our ability to continue as a going concern. See “Report of Independent Registered Public Accounting Firm” and the notes to our Financial Statements.

We face substantial uncertainties in establishing our business.

To date, our only material business activities have been in the website business. We have not generated any income from either of our new lines of business and during this past fiscal year have generated minimal revenue from our website business which is now discontinued.

We believe that in order to establish a successful business we must, among other things, hire personnel to run our day to operations, develop a distribution network and establish a customer base. This may be difficult to accomplish in light of the negative publicity related to the reduction of our operations in December 2007 and eventual discontinuance of operations, the termination of employees at such time and the litigation that we have been involved with. If we are unable to accomplish one or more of these goals, our business may fail.

Our planned expansion of sales into overseas markets could fail, reduce operating results and/or expose us to increased risks associated with different market dynamics and competition in any of the foreign countries where we attempt to sell our products.

We may face many new obstacles in our planned expansion of product sales in overseas markets. These markets are untested for our products and we face risks in expanding our business overseas, which include differences in regulatory product testing requirements, patent protection, taxation policy, legal systems and rules, marketing costs, fluctuations in currency exchange rates and changes in political and economic conditions. We may not be as successful as our competitors in generating revenues in international markets due to the lack of recognition of our products or other factors. Developing product recognition overseas is expensive and time-consuming and our international expansion efforts may be more costly and less profitable than we expect. If we are not successful in our target markets, our sales could decline, our margins could be negatively impacted and we could lose market share, any of which could materially harm our business, results of operations and profitability.

The recent reduction of our business and discontinuance of operations has negatively impacted our financial results and forced us to look into new lines of business, the selection of which has been and will continue to be at the discretion of the Board.

On December 13, 2007 the Board decided, to reduce our operations and keep a limited staff to maintain our website until the end of the calendar year. We have since accounted for our website business as a discontinued operation. This negatively impacted our financial statements and resulted in a total charge of approximately $70 million for the year ended June 30, 2008 because of the impairment of goodwill and a write down of intangible assets acquired in the Access Media acquisition.  For the quarters ended December 31, 2007, March 31, 2008 and June 30, 2008 there was a substantial decrease in revenue, and we will not generate any significant revenue from operations until such time as our new operations generate revenue.  In order to operate profitably, we needed to find alternative lines of business to replace the website business that we have discontinued and successfully shift the focus of our historical business. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of our game development and telecommunications business and the ability of our management to successfully integrate the acquired business with us. While we have recently acquired one company in the game development business and another in the telecommunications business in China, we cannot guarantee that such ventures will be successful.

We continue to explore various other options with respect to our future operations. The decisions regarding the business in which to operate and the selection of the merger and acquisition candidates will be at the discretion of the Board and shareholders will be reliant upon the judgment of the Board in such selection. In connection with any future merger or acquisition, we may issue securities which will cause dilution to existing shareholders, such as occurred with the LampLighter and Eyecandy acquisitions. If the businesses that we have entered into are not successful, we will be forced to look for other suitable businesses. However, there can be no assurance that a candidate will be found in a timely manner or upon terms that are acceptable. Even if a candidate is found in a timely manner upon acceptable terms, there is no assurance that such merger or acquisition will have a positive effect on our results of operations.

Our recent litigation has negatively impacted our financial position.

Our recent litigation has resulted in substantial costs and diverted management’s attention from other business concerns. During the 2008 fiscal year, we spent $2,951,000 in legal fees, of which a substantial amount was attributed to our litigation costs. In addition our staff has devoted substantial time and effort to these matters.

Although management asserts that such claims have no merit, it still must defend against such actions. We believe that we are entitled to reimbursement of certain of the legal expenses from our insurance carrier, however, we have not yet received any insurance proceeds and have had to pay all such expenses out of pocket.

We were required to write off significant goodwill from our balance sheet.

At June 30, 2007, our balance sheet contained approximately $68.2 million of goodwill arising from the AccessMedia acquisition. During the quarter ended December 31, 2007, we were required to write off all of this goodwill, which was reflected as an impairment and resulted in additional net loss.

If we fail to enhance our existing services and products or develop and introduce new features in a timely manner to meet changing customer requirements, our ability to grow our business will suffer.

Our new lines of business, our telecommunications business and our game development business, are each dependent in part on rapidly changing technologies as was our Internet business. The widespread adoption of new Internet, networking, streaming media, or telecommunications technologies or other technological changes could require us to incur substantial expenditures to modify or adapt our operating practices or infrastructure. Our future success will depend in large part upon our ability to:

•

identify and respond to emerging technological trends in the market;

•

develop technology  that attracts and retains large numbers of unique users;

•

enhance our products by adding innovative features that differentiate our products from those of our competitors;

•

acquire and license leading technologies;

•

bring multimedia services and applications to market and scale our business on a timely basis at competitive prices; and

•

respond effectively to new technological changes or new product and services announcements by others.

We will not be competitive unless we continually introduce new services and programs or enhancements to existing services and programs that meet evolving industry standards and user needs.

If we are successful in making acquisitions, it could disrupt our operations and harm our operating results.

A large part of our business model centers around our ability to integrate newly acquired businesses and to continue making acquisitions, principally involving companies engaged in the entertainment business including the Internet businesses, telecommunications businesses or complementary businesses. Acquisitions involve numerous risks, including the following:

•

we face major competition in seeking acquisitions of companies;

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

Acquisitions may also cause us to:

•

issue common stock that would dilute our current shareholders' percentage ownership as we have with our acquisition of LampLigher and Eyecandy;

•

use our limited resources;

•

assume liabilities, as was the case with our acquisition of LampLighter;

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

Our ability to generate substantial revenues is dependent upon our retention of our management team and attracting, assimilating, and retaining other highly qualified employees, including information technology, marketing, sales and support personnel. Our Chief Executive Officer’s prior relationship with the Eyecandy management was integral in our ability to engage in business with them. The loss of services of him could have a material adverse effect on our business, revenues, and results of operations or financial condition.  We do not maintain key person life insurance on the lives of our officers or key employees. There is substantial competition for highly skilled employees in our industry, and due to California law, our key employees are not bound by agreements preventing them from terminating their employment with us at any time and competing with us or working for competitors. In addition, it will be difficult to enforce the terms of our employment agreements in foreign countries, such as China.  If we fail to attract and retain key employees, our business could be harmed.

If we are unsuccessful in expanding our business with our limited resources or attracting employee, we will be unable to achieve success.

We currently have nine full time employees and several part time consultants.  The success of our business in the future will depend on our ability to attract, train, retain and motivate high quality personnel.  Competition for talented personnel is intense, and we may not be able to continue to attract, train, retain or motivate other highly qualified technical and managerial personnel in the future. Our ability to attract employees may be harmed by the recent termination of most of our prior employees in December 2007 in connection with the reduction of the operations of our web site business and our recent litigation, which has impacted our available cash. In addition, market conditions may require us to pay higher compensation to qualified management and technical personnel than we currently anticipate.   Adding the necessary capacity to integrate our new business lines and manage our operations will be integral to our success. If we are unable to expand our capacity successfully and on acceptable terms, we will be unable to support our new lines of business.

Mr. Mills does not currently devote all of their time to our Company.

Acting as our Chief Financial Officer is not the sole business activity of Mr. Mills. Mr. Mills has complete discretion to decide how much time he will devote to our business.

If we cannot manage our growth effectively, we may not be able to sustain or increase our profitability.

As a result of our recent acquisitions or if we are able to consummate acquisitions, we anticipate that we may incur material growth. Businesses which grow rapidly often have difficulty managing their growth. If our business grows as we anticipate, we will need to expand our management by recruiting and employing experienced executives and key employees capable of providing the necessary support. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial, and management controls and our reporting systems and procedures. We cannot assure you that our management will be able to manage our growth effectively or successfully. Our failure to meet these challenges could cause us to lose money, and your investment could be lost.

Our ability to attract employees may be harmed by the recent termination of most of our prior employees in December 2007 in connection with the reduction and eventual discontinuance of the operations of our web site business and our recent litigation, which has impacted our available cash.

If we cannot effectively compete, our future results of operations and financial condition will be adversely affected.

The markets in which we compete are intensely competitive, highly fragmented and characterized by rapidly changing technology and evolving standards. Because some of our competitors have substantially greater resources, in order to compete effectively we may have to offer our products and services at prices which will not be profitable. The markets in which we operate are intensely competitive and characterized by rapidly changing technology and evolving standards. This competition could materially adversely affect our business, operating results and financial condition.

We also compete with other forms of entertainment and leisure activities, which pose a competitive threat if customers and potential customers spend less of their available time using interactive entertainment software and devote more time to other forms of entertainment.

We rely to a substantial extent on the management, marketing, sales, technical and software graphic skills of a limited number of employees to formulate and implement our business plan. Our success depends to a significant extent upon our ability to attract and retain key personnel. Competition for employees can be intense and the process of locating key personnel with the right combination of skills is often lengthy. The loss of services of key personnel could have a material adverse effect on our business.

If we cannot address technological change in our industry in a timely fashion and develop new products and services, our future results of operations may be adversely affected.

The telecommunications, game development and internet industries are characterized by:

•

rapidly changing technology;

•

evolving industry standards and practices that could render our products and proprietary technology obsolete;

•

changes in consumer tastes and user demands;

•

frequent introductions of new services or products that embody new technologies.

Our future performance will depend, in part, on our ability to develop, license or acquire leading technologies, enhance our existing services and respond to technological advances and consumer tastes and emerging industry standards and practices on a timely and cost-effective basis. Developing proprietary technology involves significant technical and business risks. We also cannot assure you that we will be able to successfully use new technologies or adapt our website and proprietary technology to emerging industry standards. We may not be able to remain competitive or sustain growth if we do not adapt to changing market conditions or customer requirements.

If we are subject to intellectual property infringement claims, it could cause us to incur significant expenses, pay substantial damages and prevent service delivery.

The license agreements that permit us to use the licensed technology contain only limited representations and warranties of the licensor and limited rights to indemnification for claims of infringement. Third parties may claim that our products or services infringe or violate their intellectual property rights. Any such claims could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages and prevent us from using licensed technology that may be fundamental to our business service delivery. Even if we were to prevail, any litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations. We may also be obligated to indemnify our business partners in any such litigation, which could further exhaust our resources. Furthermore, as a result of an intellectual property challenge, we may be prevented from providing some or all of our services unless we enter into royalty, license or other agreements. We may not be able to obtain such agreements at all or on terms acceptable to us, and as a result, we may be precluded from offering most or all of its products and services.

In order to comply with Section 404 of the Sarbanes-Oxley Act of 2002, we will be required to incur substantial expenses, and we may not be able to report that our internal controls are adequate.

In our Annual Report on Form 10-K for the year ended June 30, 2008, our management will be required to provide an assessment as to the effectiveness of our internal controls. However, the auditor’s attestation report on internal control over financial reporting will not be required to be filed until we file our annual report for the fiscal year ending after December 31, 2009. The assessment process required by Section 404 of the Sarbanes-Oxley Act of 2002 is new for small business issuers like Broadcaster and our financial and other management have no experience in testing or complying with these requirements. Accordingly, we may encounter problems or delays in completing our obligations. We expect that in order to do so we have to spend money on software, hire a consulting firm to assist us and devote substantial management time. Larger companies have incurred substantial expenses and time in complying with Section 404, although they did so under a more rigorous accounting standard and were required to also have an audit of their internal controls. We cannot assure you we will be able to report that our internal controls are adequate.

Because our stock price may be volatile due to factors beyond our control, you may lose all or part of your investment.

Our operating results have been in the past, and in the future are likely to be, subject to quarterly and annual fluctuations as a result of numerous factors, including:

•

our failure to generate increases in revenues,

•

our failure to achieve or maintain profitability,

•

actual or anticipated variations in our quarterly results of operations,

•

announcements by us or our competitors of significant contracts, new products, acquisitions, commercial relationships, joint ventures or capital commitments,

•

the loss of significant business relationships,

•

changes in market valuations of similar companies,

•

future acquisitions and the ability to integrate new businesses,

•

compliance expenses including the costs required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the cost of remediation, if any, or

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

Due to our recent shut down of our business in addition to increased expenses, primarily expenses in connection with our recent litigation, we may require additional capital to meet our needs. We may also need capital to complete acquisitions. Our ability to raise future equity or debt capital will be dependent upon future market conditions as well as our results of operations. Such capital may be available, if at all, on very unfavorable terms and may be extremely dilutive to existing shareholders. Accordingly, this may cause our future stock price to fall.

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

As of October 10, 2008, Mr. Wade currently controls the right to vote 15,038,333 shares which represents approximately 24.68% of our outstanding shares and he also has the right to make decisions with respect to the disposition of  10, 038,333 shares of our common stock. Mr. Nolan Quan, as the managing member of certain limited liability companies, has the right to vote 12,650,000 shares, most of which he has agreed to return to us under certain conditions. See Item 3-Legal Proceedings. Mr. Quan has granted Mr. Wade the right to vote certain shares of our common stock owned by him as well as an option to purchase those shares, which shares are included in the 15,038,333. The prior shareholders of Eyecandy have granted Mr. Wade the right to vote 5,000,000 shares owned by them, which shares are included in the 15,038,333. Accordingly, Mr. Wade individually and to a greater extent if acting with Mr. Quan has the ability to influence all matters which come before our shareholders including amendments to our certificate of incorporation, mergers and the sale of assets. This control may impede a further change in control of Broadcaster, which may reduce the market price of our common stock. The interests of our existing shareholders may conflict with interests of Messrs. Quan and Wade.

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

Risks Related to Our Internet Business

If we are unable to expand the number of users to our website and generate sufficient revenues from Internet advertising when and if we attempt to rebuild that portion of our business, your investment may be jeopardized.

We may, if we deem it advisable, rebuild our internet business, In order to operate our website profitably, we must attract sufficient users, including users who regularly visit our website. Advertisers reply upon various metrics, including the number of unique visitors, the number of unique page views, and the number of repeat visitors. These metrics help advertisers determine whether or not to advertise on our website and the price which we will receive from them. If we unable to attract sufficient users, we will not generate sufficient revenues and your investment may be jeopardized.

In the past we placed advertisements with third parties to attract users to our website, which was very costly. However, we no longer rely on this method for attracting users. Our ability to attract new users has been  impaired, and caused a reduction in the revenues derived from our Internet business during the past fiscal year. In order to successfully operate our business we will need to find new ways to attract users.

Because there is a growing trend for persons to access the Internet through devices such as PDAs and cell phones, our Social Video Network may not gain widespread adoption by users of such devices.

In the United States, there are an increasing number of people who regularly access the Internet through PDAs, including BlackBerries and Treos, and cell phones rather than a personal computer. Our Social Video Network has been designed for rich graphical environments such as those available on desktop and laptop computers. The lower resolution, functionality and memory associated with alternative devices may make the use of our services through such devices difficult. As we have limited experience to date in operating versions of our service developed or optimized for users of alternative devices, it is difficult to predict the problems we may encounter in doing so, and we may need to devote significant resources to the creation, support and maintenance of such versions. If we are unable to attract and retain a substantial number of alternative device users to our online services, we may have difficulty rebuilding our Internet business because we may fail to capture a sufficient share of an increasingly important portion of the market for user-generated video.

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

If we encounter system failures, it could damage our reputation and harm our Internet business.

Continuous and uninterrupted performance of our systems is and will be critical to the success of our Internet business. We must protect these systems against damage from fire, power loss, water damage, earthquakes, telecommunications failures, viruses, vandalism and other malicious acts, and similar unexpected adverse events. Our Internet operations depend upon our ability to maintain and protect our computer systems, data centers and server locations. Our corporate headquarters and primary operations are located in Southern California. Southern California is an area susceptible to earthquakes and possible power outages. We cannot eliminate the risk of downtime caused by factors such as natural disasters and other events. Further, individuals may attempt to breach our network security, such as hackers, which could damage our network. The occurrence of any of these events could harm our business, operating results and financial condition.

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

A number of United States federal laws, including those referenced below, impact our business. The Digital Millennium Copyright Act (“DMCA”) is intended, in part, to limit the liability of eligible online service providers for listing or linking to third-party websites that include materials that infringe copyrights or other rights of others. Portions of the Communications Decency Act (“CDA”) are intended to provide statutory protections to online service providers who distribute third party content. We rely on the protections provided by both the DMCA and CDA in conducting our business. Any changes in these laws or judicial interpretations narrowing their protections will subject us to greater risk of liability and may increase our costs of compliance with these regulations or limit our ability to operate certain lines of business. The Children’s Online Protection Act and the Children’s Online Privacy Protection Act are intended to restrict the distribution of certain materials deemed harmful to children and impose additional restrictions on the ability of online services to collect user information from minors. In addition, the Protection of Children From Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances. The costs of compliance with these regulations may increase in the future as a result of changes in the regulations or the interpretation of them. Further, any failures on our part to comply with these regulations may subject us to significant liabilities.

Risks Related To Our Graphic Art Business

The Video Game Industry May Not Accept the Outsourced Production Model

The video game industry relies to a large degree on in-house staff for art production.  While many industries have adopted outsourcing widely, there can be no guarantee that video game production companies will choose to outsource production of their art assets. LampLighter’s business model relies almost entirely on the video game industry, so if LampLighter’s model is not adopted the company’s financial results and prospects will be significantly impacted.

Barriers to Entry in the Outsourced Art Production Sector are Low

LampLighter has spent significant time since inception developing its business strategy and the specific relationships and workflow tools that permit it to provide services on a timely and cost-effective basis.  While we believe that this provides the company a significant competitive advantage over other businesses seeking to replicate the company’s model, there can be no assurance that companies with larger budgets and/or established relationships will not be able to recreate the company’s model in less time.

LampLighter Relies Heavily on the Involvement of Key Personnel.

LampLighter’s management team consists of people with extensive knowledge of and relationships in the gaming and outsourcing industries and in the LampLighter’s largest artist market, consisting of China, Hong Kong and Taiwan.  LampLighter believes that these relationships will assist it in building out its development platform and selling its services to game publishers.  If one or more of the members of this team could not provide such services, LampLighter cannot be sure that it would be able to continue development and realize the goals set forth in its business plan.

LampLighter May be Unable to Locate and Retain High-Quality Offshore Developers

The international market for video game artists is extremely competitive.  LampLighter may be unable to attract and retain talent on both fronts at the projected rates resulting in a compromise in revenue projections.

LampLighter’s Business is Subject to Economic, Political and other Risks Associated with International Operations

Since LampLighter’s developers are located in several countries, its business is subject to risks associated with doing business internationally.  Accordingly, LampLighter’s future results could be harmed by a variety of factors, including i) changes in foreign currency exchange rates; ii) changes in the political or economic conditions in the countries where it does business;  iii) trade protection measures and import or export licensing requirements; iv) difficulty in managing widespread manufacturing operations; and v) less effective protection of intellectual property.

Our financial performance will suffer if we do not meet our game development schedules.

We expect that many of the games for which LampLighter develops graphics will be developed and published in connection with the releases of related movie titles and other significant marketing events, or more generally in connection with higher sales periods, including our second quarter ending December 31. As such, LampLighter will establish game development schedules tied to these periods. If LampLighter misses these schedules, we will not derive the maximum expected revenue from sales of the related games.

The content of the games for which we provide graphics may become subject to increasing regulation and such regulation may limit the markets for our games.

Legislation is periodically introduced at the local, state and federal levels in the United States and in foreign countries that is intended to restrict the content and distribution of games similar to the ones that we develop and produce, and could prohibit certain games similar to those that our graphics are developed for from being sold to minors. Additionally, many foreign countries have laws that permit governmental entities to censor the content and advertising of interactive entertainment software.

We believe that similar legislation will be proposed in many countries that are significant markets for our games, including the United States. If any of this proposed legislation is passed, it could have the effect of limiting the market for our games for which our graphics are developed and our products.

We must continue to develop new products in order to generate revenue and remain profitable.

LampLighter derives almost all of its revenue from sales of interactive software games designed for play on video game consoles, handheld devices, mobile phones and personal computers. Even the most successful games remain popular for only limited periods of time, often less than six months, and thus the success of our business is dependent upon our ability to continually develop graphics for new games that are successful.

Our business is "hit" driven. If the games for which we develop graphics are not "hit" games, our future revenue and profitability can suffer.

While many new products are regularly introduced, only a relatively small number of "hit" titles account for a significant portion of video game sales. If the games for which we produce graphics fail to develop "hit" titles, or if "hit" products published by our competitors take a larger share of consumer spending than we anticipate, our royalties will fall below our expectations and we may lose future customers.

Our business is dependent upon the success and availability of the video game platforms on which consumers play our games.

LampLighter derives a substantial portion of its revenue from the sale of products for play on video game platforms manufactured by third parties, such as Sony's PlayStation 2, PlayStation 3 and PSP, Microsoft's Xbox 360, and Nintendo's Wii and DSa and mobile phones. Our business will suffer if the third parties do not manufacture and sell an adequate number of platforms to meet consumer demand or if the installed base of the platforms is insufficient.

Increasing development costs can decrease our profitability.

Video games are becoming increasingly expensive to develop. Because the current generation console platforms and computers have greater complexity and capabilities than the earlier platforms and computers, costs are higher to develop games for the current generation platforms and computers. Greater costs can lead to lower operating margins, negatively affecting our profitability.

Defects in our game software could harm our reputation or decrease the market acceptance of our products.

Our products may contain defects. It is possible that we may not discover defects until after our products are in use by retail customers. Any defects in our software could damage our reputation, cause our customers to terminate relationships with us or to initiate product liability suits against us, divert our engineering resources, delay market acceptance of our products, increase our costs or cause our revenue to decline.

We rely on external developers for the development of the finished products.

We only provide the graphics for games. The balance of the game is developed by third-party developers. We have no direct control over the business, finances and operational practices of these external developers. A delay or failure to complete the work performed by external developers may result in delays in, or cancellations of, product releases. Additionally, the future success of externally-developed titles will depend on our continued ability to maintain relationships and secure agreements on favorable terms with skilled external developers. Our competitors may acquire the businesses of key developers or sign them to exclusive development arrangements. In either case, such developers would not be able to continue to engage  our services, except for those that they are contractually obligated to complete for us. We cannot guarantee that we will be able to establish or maintain such relationships with external developers and failure to do so could result in a material adverse effect on our business and financial results.

There is no guarantee that consumers will continue to pay software prices.

Software prices for the current generation console games are higher than prices for games for the predecessor platforms. There is no assurance that consumers will continue to pay the higher prices of these games.

We rely on a small number of customers that account for a significant amount of our sales.

Our game business is substantially dependent upon a few large customers due to our limited resources and the fact that the graphics for each game takes considerable time to develop, thus limiting us to working on a few select projects each year. A substantial reduction, termination of purchases, or business failure by any of our largest customers could have a material adverse effect on us.

Emerging video game platforms, such as MMO games or games for wireless devices, require investments and present many risks.

Globally, MMO games have rapidly become a popular way to play video games. Additionally, wireless network and mobile phone technologies are continually undergoing rapid innovation. New mobile phones with more advanced processors and supporting advanced programming languages continue to be introduced in the market. We have no control over the demand for, or success of, these products. However, if we fail to anticipate and adapt to these and other technological changes, our market share and our operating results may suffer. Our future success in providing online games, wireless games and other content will depend on our ability to adapt to rapidly changing technologies, develop applications to accommodate evolving industry standards and improve the performance and reliability of our applications.

The interactive entertainment industry is highly competitive and our competitors may succeed in narrowing our market share and reducing our sales.

Globally, at least 140 companies produce video game art in outsourced capacity. Competition in the North American market can be broken down into five categories: small overseas, large overseas, small domestic, large domestic and domestic hybrid. We also encounter competition from publishers of PC and video game console interactive entertainment software and peripherals who have internal staff’s that produce graphics. Since many manufacturers publish games for their own platform, a manufacturer may give priority to its own products or those of other publishers. Unanticipated delays in the delivery of products due to delayed manufacturing could also negatively affect our operating results.

Those competitors vary in size from small companies with limited resources to very large corporations with significantly greater financial, marketing, and product development resources than we have. For example, integrated video game console hardware and software companies such as Sony, Nintendo, and Microsoft compete directly with us in the development of graphics for respective platforms. Certain of these competitors may spend more money and time on developing and testing products, undertake more extensive marketing campaigns and adopt more aggressive pricing policies than we do.

Competition in the game development industry and the entertainment industry is intense.

The games that we help develop compete for consumer dollars with several other video game and mobile phone publishers and consumers must make choices among available games. If the games we help develop are available for sale at the same time as many other new games become available, consumers may choose to spend their money on products published by our competitors rather than the products that include our graphics.

Our business is subject to risks generally associated with the entertainment industry, any of which could significantly harm our operating results.

Our business is subject to risks that are generally associated with the entertainment industry, including the popularity, price and timing of the release of our games and the platforms on which they are played; economic conditions that adversely affect discretionary consumer spending; changes in consumer demographics; the availability and popularity of other forms of entertainment; and critical reviews and public tastes and preferences, which may change rapidly and cannot necessarily be predicted. Many of these risks are beyond our control. These risks could negatively impact our business and financial results.

Our products may be subject to legal claims.

In prior fiscal years, at least two lawsuits have been filed against numerous video game companies, by the families of victims who were shot and killed by teenage gunmen in attacks perpetrated at schools. These lawsuits alleged that the video game companies manufactured and/or supplied these teenagers with violent video games, teaching them how to use a gun and causing them to act out in a violent manner. These lawsuits have been dismissed. Similar additional lawsuits may be filed in the future. It is uncertain whether our insurance carrier would cover all or any amounts for which we might be liable if such future lawsuits are not decided in our favor. If such future lawsuits are filed and ultimately decided against us and our insurance carrier does not cover the amounts for which we may be liable, it could have a material adverse effect on our business and financial results. Payment of significant claims by insurance carriers may make such insurance coverage materially more expensive or unavailable in the future, thereby exposing us to additional risk.

Risks Relating to Our Mobile Business

Extensive government regulation may limit our flexibility to respond to market conditions, competition or changes in our cost structure.

Our telecommunications business is subject to extensive government regulation. The Ministry of Industry and Information of the PRC, which was created in March 2008 to assume, among other things, the functions of the former Ministry of Information Industry, regulates, among other things, the following areas of the telecommunications industry under the leadership of the State Council of the PRC:

•

formulating and enforcing industry policy, standards and regulations;

•

granting telecommunications licenses and permits;

•

formulating interconnection and settlement standards for implementation between telecommunications networks;

•

together with other relevant regulatory authorities, formulating tariff and service charge standards for certain telecommunications services;

•

supervising the operations of telecommunications services providers;

•

promoting fair and orderly market competition among operators; and

•

allocating and administering public telecommunications resources, such as radio frequencies, numbering resources, domain names and addresses of telecommunications networks.

Other PRC government authorities also take part in regulating the telecommunications industry in the areas such as tariff policies and foreign investment. The regulatory framework within which we operate may limit our flexibility to respond to market conditions, competition or changes in our cost structure. Moreover, we cannot predict when or if changes in tariff policies or rates may occur. Future adverse changes in tariff policies and rates could decrease our revenues and reduce our profitability.

Although Eyecandy Media has the license necessary to operate its business, if  approvals or licenses are revoked or suspended, or if the conditions or other obligations relating to these approvals or licenses are amended in any material adverse respect, our business and operations will be materially and adversely affected.

We may be affected by the enactment of a new telecommunications law and the promulgation of new telecommunications regulations.

To provide a uniform regulatory framework for the orderly development of the telecommunications industry, the Ministry of Industry and Information, under the direction of the State Council, has been preparing a draft telecommunications law. According to the 2008 legislation agenda of the National People’s Congress, the draft telecommunications law is scheduled for review.  Although we expect that the telecommunications law will positively affect the overall development of the telecommunications industry in Mainland China, we do not fully know what the nature and scope of the telecommunications law will be. The telecommunications law and other new telecommunications regulations or rules may contain provisions that could materially and adversely affect our business, financial condition and results of operations.

We anticipate that we will be substantially dependent upon China Mobile for the major portion of our telecommunications revenue, and any loss or deterioration of our relationship with China Mobile may result in severe disruptions to our business operations and the loss of a major portion of our revenue.

We plan to offer our services over mobile networks to consumers through China Mobile Communications Corporation, or China Mobile, who services a large portion of China’s mobile phone subscribers.  If China Mobile were to cease to continue to cooperate with us, there will be only two other replacement telecom operators with the requisite licenses and permits, infrastructure and customer base to offer our wireless value-added services; however, we believe that the customer base of the other two telecom operators is smaller than that of China Mobile.

We will have little leverage over the terms of our arrangements with the telecom operators.

Given the dominant market position of China Mobile, our leverage with China Mobile and any other  telecom operators will be limited in terms of negotiating agreements, resolving disputes or otherwise.

Fees for our services will be charged on a monthly subscription or per-use basis.  In addition, we anticipate paying service or network fees, over which we will have little leverage, which may increase in some cases if we fail to meet certain customer usage, revenues and other performance criteria. Any increase in China Mobile’s service or network fees could reduce our gross margins.

Unilateral changes in the policies of China Mobile and in their enforcement of their policies could result in service suspensions or us having to pay additional charges to the telecom operators, and further changes could materially and adversely impact our revenue and profitability in the future.

China Mobile has a wide range of policies and procedures regarding customer service, quality control and other aspects of the value added services industry. As the industry has evolved over the last several years, the telecom operators have refined these policies to improve overall service quality and increase customer satisfaction. For example, in July 2006, China Mobile introduced new policies which require extended free trial periods for value added services.

In addition, in the last several years, acting under the guidance of the Ministry of Industry, the telecom operators have begun enforcing their customer service policies more rigorously than in the past and have initiated steps to improve customer service. This rigorous enforcement could result in the imposition of penalties.

If we are not able to respond adequately to developments in mobile operator policies, or changes in the manner in which such policies are enforced we could be subject to penalties. Furthermore, because the telecom operators’ policies are in a state of flux at this time and they are highly sensitive to customer complaints (even if the complaints have no merit), we cannot be certain that our business activities will always be deemed in compliance with those policies despite our efforts to so comply. Accordingly, we may be subject to monetary penalties or service suspensions or both, even for conduct which we believed to be permissible. Any future noncompliance with the telecom operators’ policies by us, whether inadvertent or not, could result in a material and adverse effect on our revenue and profitability.

We will rely on China Mobile to maintain accurate records of fees paid by users of our services, deduct service and network fees due to them and pay us fees due to us. Errors in record-keeping by the telecom operators could adversely affect our profitability and the market price of our stock.

We will have to rely on China Mobile to maintain accurate records of the fees paid by users and deduct the service and network fees due to them. In addition, we will have only limited means to independently verify the information provided to us with respect to such services because will not have access to the telecom operators’ internal records. Rather, we will only be able to seek consultations with the telecom operators to discuss the reasons for any discrepancies. Because of the dominant market position of these telecom operators, we will have limited leverage in challenging any discrepancies between their monthly statements, on the one hand, and our own records, on the other hand. Our profitability and the market price of our products could be adversely affected if these telecom operators miscalculate the revenues generated from our services and our portion of those revenues. Moreover, it is possible that, if information provided to us by the telecom operators were not correct or complete, our public reports could also be deficient, which could adversely affect the market price of our stock.

The services we offer and the prices we charge will be  subject to approval by China Mobile, and if requested approvals are not granted in a timely manner or approved services are suspended or terminated, our competitive position, revenue and profitability could be adversely affected.

We will be required to obtain approval from China Mobile with respect to each service that we propose to offer to their customers and the pricing for such service. In addition, any changes in the pricing of our existing services must be approved in advance by these operators. There can be no assurance that such approvals will be granted in a timely manner or at all. Failure to obtain, or a delay in, obtaining such approvals could place us at a competitive disadvantage in the market and adversely affect our revenue and profitability. In addition, the recent more rigorous enforcement of customer service policies by China Mobile could result in heightened scrutiny of our existing or proposed services and pricing by the telecom operators. This could, in turn, result in delays in their approving new services, our failure to obtain approval for new services or suspensions or termination of all or part of our existing services or reductions in approved pricing of our services. The occurrence of any of these actions could materially and adversely affect our revenues.

Competition from other telecommunications services providers, including those emerging from the proposed restructuring of the telecommunications industry in Mainland China, may further intensify, and we cannot assure you that any potential change in the competitive landscape of the telecommunications industry in Mainland China would not have a material adverse effect on our business and results of operations.

We compete with other telecommunications value added services providers in the provinces, autonomous regions and directly-administered municipalities in Mainland China and the entities for which we provide services compete with the other mobile phone providers for customers. The PRC government encourages orderly competition in the telecommunications industry in Mainland China. In particular, the PRC government has extended favorable regulatory policies to some providers, such as China United Telecommunications Corporation, or China Unicom, in order to help them become more viable competitors. For example, the PRC government has permitted China Unicom to lower its mobile telecommunications services tariffs by up to 10% below the government standard rates. We believe this policy has helped China Unicom capture a significant number of price-sensitive mobile telecommunications services subscribers which may impact the sale of our products.

In May 2008, in order to optimize the allocation of telecommunications resources in the PRC and improve the competitive landscape, the Ministry of Industry and Information, the National Development and Reform Commission and the Ministry of Finance jointly announced a policy initiative to further reform the PRC telecommunications industry by encouraging the formation of three telecommunications services providers of comparable scale and standing, each with nationwide network resources, full-service capabilities and competitive strength, by way of a series of restructuring transactions. The PRC government’s policy initiative to further reform the telecommunications industry is expected to have a significant impact on the competitive landscape of the telecommunications industry in Mainland China, and competition from other telecommunications services providers may intensify. While we are currently assessing the impact that the policy initiative announced in May 2008 may have on us, we cannot assure you that any potential change in the competitive landscape of the telecommunications industry in Mainland China would not have a material adverse effect on our business and results of operations.

In October 2008, the Chinese government ordered its three domestic telecom operators to share and co-build infrastructures to avoid repeat construction.  This may have the effect of eroding the competitive edge of China Mobile with whom we anticipate doing business and thus impact our revenue.

The limited frequency spectrum allocated to us may constrain our future network capacity growth.

A mobile telecommunications network’s capacity is to a certain extent limited by the amount of frequency spectrum available for its use. Since the Ministry of Industry and Information controls the allocation of frequency spectrum to mobile telecommunications operators in Mainland China, the capacity of our services is limited by the amount of spectrum that the Ministry of Industry and Information allocates to the entities to whom we provide services.

Changes in technology may render our current technologies obsolete and thus affect our business and market position.

The telecommunications industry is characterized by rapidly changing and increasingly complex technologies. Accordingly, although we strive to keep our technologies up to international standards, the mobile telecommunications technologies that we currently employ may become obsolete or subject to competition from new technologies in the future, including new wireless telecommunications technologies. In addition, the development and application of new technologies involves time, substantial costs and risks. We may encounter unexpected technological difficulties in implementing new technologies, and as a result may incur substantial costs or service disruptions, which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, the new technologies we may implement, may not generate an acceptable or commercially viable rate of return.

Failure to capitalize on new business opportunities may have a material adverse effect on our growth potential.

We intend to pursue new growth opportunities in the broader telecommunications industry. Our success will depend in large part on our ability to offer services that address the market demand arising from these opportunities. In addition, our ability to deploy and deliver these services depends, in many instances, on new and unproven technologies. Our wireless telecommunications technologies may not perform as expected. We may not be able to successfully develop or obtain new technologies to effectively and economically deliver these services. Furthermore, we may not be able to compete successfully in the delivery of telecommunications services based on new technologies. Moreover, we may pursue acquisitions from time to time, and we cannot assure you that we will be successful in pursuing such acquisitions or will otherwise be able to successfully integrate any acquired companies or assets into our existing operations. Any failure to capitalize on new business opportunities may have a material adverse effect on our competitive position and future profitability.

Actual or perceived health risks associated with the use of mobile devices could impair our ability to retain and attract customers, reduce wireless telecommunications usage or result in litigation.

There has been public speculation about possible health risks to individuals from exposure to electromagnetic fields from base stations and from the use of wireless telephone handsets. While a substantial amount of scientific research conducted to date by various independent research bodies has shown that radio signals, at levels within the limits prescribed by public health authority safety standards and recommendations, present no adverse effect to human health, we cannot be certain that future studies, irrespective of their relative reliability or trustworthiness, will not impute a link between electromagnetic fields and adverse health effects. Research into these issues is ongoing by government agencies, international health organizations and other scientific bodies in order to develop a better scientific understanding and public awareness of these issues. In addition, several wireless industry participants were the targets of lawsuits alleging various health consequences as a result of wireless phone usage or seeking protective measures. While we are not aware of any scientific studies or objective evidence which substantiates such alleged health risks, we cannot assure you that the actual, or perceived, risks associated with radio wave transmission will not impair our ability to retain customers and attract new customers, reduce wireless telecommunications usage or result in litigation.

China’s accession into the World Trade Organization has gradually eased, and may continue to ease, restrictions on foreign ownership in the telecommunications industry and may increase competition in the mobile telecommunications services sector.

On December 11, 2001, China officially joined the World Trade Organization, or the WTO. On January 1, 2002, the Administration of Foreign-Funded Telecommunications Enterprises Provisions was also adopted, thereby implementing China’s commitments to the WTO. Those commitments included the gradual reduction of foreign ownership restrictions in the telecommunications industry and the opening of the telecommunications market in Mainland China to foreign investors. Starting from December 11, 2006, foreign investors were permitted to own up to 49% of joint ventures that offer mobile voice and data services without any geographic restrictions. In September 2008, the State Council amended the provisions related to foreign funded telecom enterprises and relaxed the established minimum investment levels to fund joint ventures. This could lead to increased foreign investment in the telecommunications market in Mainland China, which may in turn increase competition and foreign participation in the mobile telecommunications services sector in Mainland China. Increased competition and foreign participation may have a material adverse effect on our financial condition and results of operations as well as our business and prospects.

An economic slowdown in Mainland China, as well as any unfavorable change in the economic policies of the PRC government, may reduce the demand for our services and have a material adverse effect on our financial condition, results of operations and business prospects.

We will conduct most of our telecommunications business and expect to generate substantially all our telecommunications revenues in Mainland China. As a result, economic, political and legal developments in

Mainland China have a significant effect on our financial condition and results of operations, as well as our future prospects. In recent years, Mainland China has been one of the world’s fastest growing economies in terms of GDP growth. However, such growth may not be sustained in the future. Moreover, the slowdown in other major economies of the world, such as the United States, the European Union and certain Asian countries may adversely affect economic growth in Mainland China. Our financial condition and results of operations, as well as our prospects, could be materially and adversely affected by an economic downturn in Mainland China.

Since the late 1970s, the PRC government has been reforming the Chinese economic system. These reforms have resulted in significant economic growth and social progress. Although we believe that economic reform and macroeconomic policies and measures adopted by the PRC government may continue to have a positive effect on the economic development of Mainland China and that we may continue to benefit from such policies and measures, these policies and measures may from time to time be modified or revised. Adverse changes in economic and social conditions in Mainland China, in the policies of the PRC government or in the laws and regulations in Mainland China could have a material adverse effect on the overall economic growth of Mainland China and investment in the telecommunications industry in Mainland China. In particular, China has experienced a period of high inflation since August 2007, which has prompted and may continue to prompt the PRC government to implement austerity measures in an effort to slow down the economy. For example, the PRC government has raised interest rates and banks’ required reserve ratio a number of times since 2007, and the continuation of these and other measures to slow down inflation and economic growth may reduce demand for our services, which could materially and adversely affect our business, as well as our financial condition and results of operations.

Item 1B.

Unresolved Staff Comments

None

Item 2.

Properties

Our principal offices are located in Chatsworth, California. We currently lease 22,918 square feet from Anaheim Investors Inc for a monthly rent of $49,273.30. We currently sublease space to Alchemy, Inc. on a month-to-month basis at a rate of $3,000 per month. The sublease and lease expire on December 31, 2008.

We believe the space is adequate for our immediate needs. Additional space may be required as we expand our activities. We do not foresee any significant difficulties in obtaining any required additional facilities and in fact, expect to move our headquarters to northern California in the near future.

Item 3.

Legal Proceedings

As previously reported, Broadcaster filed suit against former officers Paul A. Jakab and Gordon Landies, each of whom filed counterclaims against Broadcaster. The lawsuit against Gordon Landies and Paul Jakab has been resolved by Broadcaster making payments to Mr. Landies and Mr. Jakab.

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

The Company and/or its officers and directors are named as defendants in four actions (described below) which appear to relate to certain actions taken by the Company’s shareholders with regard to the composition of the Board of Directors, On December 21, 2007 shareholders of Broadcaster representing 58% of the voting power of the outstanding voting stock of Broadcaster executed and delivered a written consent removing Dr. Vincent Orza and Paul Goodman from the board of directors of Broadcaster effective March 5, 2008. On December 21, 2007, the Company filed with the Securities and Exchange Commission an Information Statement on Schedule 14C describing the action taken by such shareholders to remove Messrs. Orza and Goodman. On February 13, 2008 the Securities and Exchange Commission authorized the mailing to the shareholders of the Company of the definitive Information Statement, and on February 14, 2008, a definitive Information Statement was mailed to the shareholders of Broadcaster advising them that Messrs. Orza and Goodman would be removed from the Board of Directors on March 5, 2008 by reason of the consents from a majority of the shareholders on December 21, 2007, without any further action.

On January 16, 2008, Mr. Goodman commenced an action in New York State Court against Broadcaster and certain of its officers, directors, and shareholders, seeking monetary damages “in an amount to be determined but not less than $10 million plus other special, punitive and compensatory damages” for alleged defamation contained in a Company filing with the SEC. Mr. Goodman moved for a preliminary injunction and sought and obtained an ex parte temporary restraining order.  Several days later, following oral argument, this order was vacated by the Court. Goodman’s preliminary injunction was denied. A motion to dismiss this action has been filed by Broadcaster. Broadcaster believes that the action is without merit and intends to defend the action vigorously. Due to the uncertainty surrounding the litigation process, and the early stage of this matter, no reasonable estimate of loss is currently available.

On February 15 2008, one of our shareholders and former advisors, Baytree Capital Associates, LLC, (“Baytree”) filed a shareholders derivative action in Federal Court in the Southern District of New York against the Company and certain of its officers and directors, as well as several other individual and corporate defendants. The Complaint seeks monetary damages on behalf of the Company  in “an amount to be established at trial but not less than $22,630,000” for allegations of breaches of fiduciary duties, waste of corporate assets, self-dealing, conversion, restitution and disgorgement, and violations of the securities laws. Additionally, the Complaint alleges violations of RICO and seeks treble damages for those violations. Baytree sought and obtained an ex parte Temporary Restraining Order restraining Defendants from transferring assets. That Order was thereafter modified by the Court. Upon motion made by the Company, this case was transferred to the United States District Court for the Central District of California. On August 18, 2008, the Court issued an order denying Baytree’s motion for a preliminary injunction, and, as a result of this order, the TRO was terminated. Subsequently, a motion to dismiss the complaint for failure to state a claim was granted on September 29, 2008. Baytree was given leave to amend. Should the complaint be amended and refiled, Broadcaster believes that the action is without merit and intends to defend the action vigorously. Due to the uncertainty surrounding the litigation process, and the early stage of this matter, no reasonable estimate of loss is currently available

On March 3, 2008, Mr. Goodman commenced an action in the New York State Court against Broadcaster, Martin Wade, Nolan Quan and Blair Mills. The Complaint contains allegations similar to those set forth in the Baytree action and also seeks a declaration that the shareholders’ removal of Mr. Goodman as a director was unlawful. Mr. Goodman sought and obtained an ex parte Temporary Restraining Order against his removal as a director of Broadcaster. The Company removed this action to Federal District Court and, upon motion made by the Company, this case was transferred to the United States District Court for the Central District of California. On August 18, the Court issued an order denying Goodman’s motion for a preliminary injunction and, as a result of this order, the Temporary Restraining Order was terminated.  On that date, on its own motion, the Court also dismissed the action with thirty days leave to amend. No amended pleading was filed as of the Court’s deadline for refiling or as of the present time.

On August 19, 2008, Broadcaster reconvened its annual meeting of shareholders, which had been previously adjourned pending the outcome of the TRO and preliminary injunction sought by Paul Goodman. At the annual meeting of shareholders, the following individuals were named on the slate as candidates to serve as directors: Martin Wade III, Richard Berman, Blair Mills, Arthur Camiolo, Lawrence Johnson and Paul Goodman and the following individuals were elected to serve as directors: Martin Wade III, Richard Berman, Blair Mills, Arthur Camiolo and Lawrence Johnson.

An additional action was also commenced by Michael Gardner, a principal of shareholder Baytree Capital Associates, LLC, who filed a Complaint on March 3, 2008 in New York State Supreme Court against the Company’s CEO Martin Wade III. Mr. Gardner seeks monetary damages “in an amount to be determined but believed to be not less than ten million dollars ($10,000,000.00) plus interest together with costs of this action and attorneys fees” and punitive damages “in an amount not less than thirty million dollars ($30,000,000.00)” for alleged defamation set forth in a letter Mr. Wade wrote and Broadcaster then filed as an exhibit to its Current Report on Form 8-K filed with the SEC. The Company was not named in the suit. This action was also removed to Federal District Court for the Southern District of New York and on June 27, 2008, the Court granted Mr. Wade’s motion to dismiss the action for lack of personal jurisdiction.

On September 19, 2008, we filed in the United States District Court for the Central District of California,  a claim for rescission against Baytree Capital Associates LLC and cross claim defendants Software People, LC, Broadcaster, LLC, Trans Global Media, LLC, AccessMedia Technologies, LLC and Michael Gardner requesting that the court declare the earn out shares that were issued to them during February and March 2007 pursuant to the terms of the December 29, 2006 amendment to the Merger Agreement (the “Amendment”) among AccessMedia Networks, Inc., ACCM Acquisition Corp., International Microcomputer Software, Inc. (and the stockholders of AccessMedia Networks, Inc., rescinded and restored to Broadcaster and the Amendment null and void. Prior to the filing of the claim for rescission, Broadcaster received the consent of Software People, LC, Broadcaster, LLC, Trans Global Media, LLC and AccessMedia Technologies, LLC to the return of the earn out shares issued to them, subject to and conditioned on Broadcaster receiving the same consent from Michael Gardner and Baytree Capital Associates LLC.

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

Item 4.

Submission of Matters to a Vote of Security Holders

Set forth is information concerning each matter submitted to a vote at our Annual Meeting of Shareholders which was scheduled to be held on June 26, 2008 and was adjourned prior to any vote being taken until August 6, 2008 and adjourned once again until August 19, 2008 when it was reconvened and each matter set forth below was voted upon.

Proposal No. 1: The shareholders elected the five persons with the highest vote as a director to hold office until the 2009 Annual Meeting of Shareholders or until earlier retirement, resignation or removal.

Director	Votes For	Votes Withheld
Richard J. Berman	25,393,510	10,502,018
Arthur Camiolo	25,516,060	10,409,279
Paul Goodman(1)	10,803,976	23,433,691
Lawrence Johnson	25,515,603	10,410,365
Blair Mills	25,453,942	10,418,395
Martin R. Wade, III	25,009,848	10,606,476

—————

(1)

Was not reelected to the Board at the annual meeting

Proposal No. 2: The Shareholders approved our 2008 Long Term Incentive Plan. The vote on such proposal was 25,220,887 in favor of the proposal, 10,959,153 against the proposal and 36,969 abstained from voting.

Proposal No. 3: The shareholders ratified the appointment of Choi, Kim & Park, LLP as our independent registered accounting firm for the year ending June 30, 2009. The vote for such proposal was 25,454,497 in favor of the proposal, 10,651,863 against such proposal and 110,649 abstained form voting.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

The Company's common stock currently trades on the OTC Bulletin Board under the symbol “BCAS.” The following table sets forth the quarterly high and low sales prices of our common stock for the fiscal years 2008 and 2007, as quoted on the OTC Bulletin Board. This information represents prices between dealers and does not include retail mark-ups, markdowns or commissions and may not represent actual transactions. All information related to stock price and numbers of common stock are post-split, which reflect a one-for-two split which occurred on June 22, 2007.

	High	Low
Fiscal Year 2007
First Quarter	$2.80	$1.90
Second Quarter	$2.70	$1.82
Third Quarter	$3.68	$2.18
Fourth Quarter	$3.00	$2.18

Fiscal Year 2008
First Quarter	$.2.50	$1.85
Second Quarter	$2.24	$0.16
Third Quarter	$0.22	$0.10
Fourth Quarter	$0.79	$0.15

As of September 5, 2008, there were approximately 193 registered holders of record of the common stock. We believe that there are approximately 1,900 persons who hold our common stock in street name.

We have not paid any cash dividends on our common stock and do not plan to pay any such dividends in the foreseeable future. Our Board of Directors will determine our future dividend policy on the basis of many factors, including results of operations, capital requirements and general business conditions

Equity Compensation Plan Information

The following table summarizes the number of outstanding options granted to employees, service providers and directors, as well as the number of securities remaining available for future issuance, under the Company's compensation plans as of the fiscal year ended June 30, 2008.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	4,752,040	$2.40	179,857

Equity compensation plans not approved by security holders (2)	1,982,941	$3.64	—

Total	6,734,981	$2.76	179,857

———————

(1)

Consists of the 2004 Stock Option Plan and the 1993 Incentive Option Plan. Does not include an additional 10,000,000 shares of common stock issuable under the Broadcaster 2008 Long Term Incentive Plan which plan was authorized after the 2008 fiscal year end at the 2008 annual meeting of shareholders.

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

Selected Financial Data

Not applicable

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the information contained in the financial statements and related notes included elsewhere in this Form 10-K.

Overview

Prior to November 2006, AccessMedia’s business model consisted of an online entertainment portal that charged users a monthly subscription fee. In November 2006, we decided to focus our efforts and resources related to building a user base. Because of this, we incorporated BIG, which focuses on building innovative products online and offering our community numerous content offerings. AccessMedia’s business recently ceased when the last subscription ended, and we no longer had to support its website. In July 2007, we started to generate revenue from BIG. In December 2007 we substantially reduced operations of BIG and by June 30, 2008 we ceased operations of BIG and are currently reflecting BIG in our financial statements as discontinued operations. We are currently concentrating on our two new lines of business, and may make a shift in our Internet business.

Highlights for the year ended 2008

•

Broadcaster Interactive Group Inc. and Access Media ceased operations and have been accounted for as discontinued operations.

•

We incurred a non-cash operating expense of approximately $68,192,000 resulting from an impairment of our goodwill, of which $21,005,442 was accounted for as loss from discontinued operations.

•

We incurred legal fees of $2,951,00, a substantial portion of which were due to various litigation.

Highlights Subsequent to June 30, 2008

•

We acquired LampLighter Studios, Inc and entered into the game development business

•

We acquired Eyecandy, Inc. entered into the value added mobile telecommunications business in China

•

We intend to move our corporate headquarters to northern California which will be closer to LampLighter’s headquarters

Sale of Houseplans, Inc

On May 2, 2007, we sold 100% of the issued and outstanding capital stock of Houseplans to Kransco Houseplans, LLC, for $8 million. The selling price was composed of $5 million in cash on closing and a note receivable of $3 million, paid in installments over a three year period. The note receivable consisted of eight quarterly payments of $250,000 commencing on March 31, 2008, and a final payment of $1,000,000 payable on March 31, 2010. The note receivable bore interest at a rate of 5% and any accrued interest was to be paid on each installment. In September 2008 we entered into a Prepayment Agreement and Mutual Release with Houseplans LLC whereby the payments owed to us by Houseplans LLC under the note were accelerated and Houseplans, LLC prepaid $1,450,000 as payment in full of all principal and interest due under the note. As a result, we have recognized the loss of $800,000, which is accounted for as loss from discontinued operations for the year ended June 30, 2008.

Acquisition of AccessMedia

We completed the acquisition of AccessMedia on June 1, 2006 pursuant to which we issued 14,500,000 shares of our common stock and subsequent thereto issued an additional 17,500,000 shares of our common stock upon achievement of certain revenue milestones to the former shareholders of AccessMedia. The shares were issued to four limited liability companies controlled by Mr. Nolan Quan and to Mr. Michael Gardner. During the quarter ended December 31, 2006, after our business model was changed from a revenue model to an advertising model, our Board of Directors amended the revenue milestone to include unique visitors with each visitor equal to $1.00. We accomplished the first milestone in the quarter ended December 31, 2006 and earn out shares were issued. In the quarter ended March 31, 2007, it was determined by the Board of Directors at that time that the remaining milestones were met and earn out shares were issued.

On September 19, 2008, we filed in the United States District Court for the Central District of California, a claim for rescission against Baytree Capital Associates LLC and cross claim defendants Software People, LLC, Broadcaster, LLC, Trans Global Media, LLC, AccessMedia Technologies, LLC and Michael Gardner requesting that the court declare the earn out shares that were issued to them during February and March 2007 pursuant to the terms of the December 29, 2006 amendment to the Merger Agreement (the  “Amendment”) among AccessMedia Networks, Inc., ACCM Acquisition Corp., International Microcomputer Software, Inc. and the stockholders of AccessMedia Networks, Inc., rescinded and restored to Broadcaster and the Amendment null and void.  Prior to the filing of the claim for rescission, Broadcaster received the consent of Software People, LC, Broadcaster, LLC, Trans Global Media, LLC and AccessMedia Technologies, LLC to the return of the earn out shares issued to them, subject to and conditioned on Broadcaster receiving the same consent form Michael Gardner and Baytree Capital Associates LLC.

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

•

Revenues related to the display of advertisements on the Internet as impressions (the number of times that an advertisement appears in pages viewed by users) were delivered, as long as no significant obligations remain at the end of the period. To the extent that significant obligations remain at the end of a period, the Company will defer recognition of the corresponding revenues until the remaining guaranteed amounts are achieved.

•

Revenues from the display of text-based links to the websites of our advertisers were recognized as the click-throughs (the number of times a user clicks on an advertiser’s listing) occur.

•

Subscription revenues were recognized ratably over the contract period.

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

In accordance with SFAS No. 142, Goodwill and Intangible Assets, goodwill is being assessed for impairment annually or more frequently if circumstances indicate impairment. Our assessment of goodwill at June 30, 2007 indicated that an impairment charge of $4,897,000 would be taken related to the AccessMedia acquisition. At June 30, 2007, our balance sheet included $68,192,000 in goodwill remaining from the AccessMedia acquisition.  Our assessment of goodwill at June 30, 2008 indicated that an impairment charge of $68,192,000 would be taken related to the AccessMedia acquisition. As a result, this reduced our goodwill to 0 at June 30, 2008.

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

Results of Operations

The following table sets forth our results of operations for the years ended June 30, 2008 and June 30, 2007 in absolute dollars and as a percentage of net revenues. It also details the changes from the prior fiscal year in absolute dollars and in percentages. We have reported the results of operations of businesses we sold and discontinued in 2008 and 2007 as discontinued operations. See “Discontinued Operations.”

(In Thousands)	Fiscal Year ended June 30,
	2008	2007	Change from
			Variance	%
Net revenues	$—	$—	$—	—%
Product cost	—	—	—	—%
Gross margin	—	—	—	—%
Operating expenses
Sales and marketing	—	—	—	—%
General and administrative	4,812	5,143	(331)	-6%
Research and development	—	—	—	—%
Total operating expenses	4,812	5,143	(331)	-6%
Operating loss	(4,812)	(5,143)	(331)	-6%
Other income (expenses)
Interest and other, net	181	411	(230)	56%
Realized/unrealized gain (loss) on marketable securities	—	—	—	—%
Gain (loss) on disposal of fixed assets	—	(104)	104	-100%
Impairment	(47,187)	(1,338)	(45,849)	3427%
Settlement of litigation	—	(501)	(501)	-100%
Total other expenses	(47,006)	(1,532)	(45,474)	2968%
Loss before income tax benefit	(51,818)	(6,675)	(45,143)	676%
Income tax provision (benefit)	77	(1,085)	1,008	107%
Loss from continuing operations	(51,895)	(5,590)	(46,305)	828%
Loss from discontinued operations, net of income tax	(32,254)	(16,980)	(15,158)	90%
Gain (loss) from the sale of discontinued operations, net of income tax	(800)	2,577	(3,377)	-131%
Net loss	$(84,949)	$(19,993)	$(64,840)	325%

Net Revenues

At the end of the fiscal year we had no operating subsidiaries. AccessMedia which operated our subscription model and BIG which operated our free model, ceased operations. AccessMedia generated revenues of $891,000 for the year ended June 30, 2008, which revenues have been included in discontinued operations. Revenues included software sales, Internet media advertising sales and the sale of text-based Internet links. Sales of downloaded products were recognized ratably over the term of the license sold. Sales of advertisements were recognized upon the delivery of the impressions guaranteed. Sales of click-throughs were recognized upon delivery of the click-throughs guaranteed. BIG, which operated our free entertainment portal, began generating revenues in August 2007and ceased operations in December 2007 after we switched from the subscription model to a free model relying on revenue generated by advertising.  Unfortunately, the advertising model was not successful and in December 2007, we shut down our operations of BIG. Although we have not added new content to the website since our shift to an advertising model, we do have registered users that continue to use the website.  Total revenues derived from BIG during the year ended June 30, 2008 were $58,000.

Related Person Expenses

During the years ended June 30, 2008 and June 30, 2007, we incurred expenses of $394,716 and $269,000, respectively related to services provided by Alchemy, an entity of which Mr. Nolan Quan, one of our principal shareholders, holds a large minority interest. These expenses and other related person expenses are reflected in each of the expense categories which follow. Additionally, our balance sheet at June 30, 2008 and June 30, 2007 contained $269,000 each year related to products and services provided by Alchemy. More specifically, this sum consisted of a prepaid license fee and computer equipment we purchased from Alchemy. Our balance sheet also reflected $294,000 owed to Alchemy for services rendered and $24,000 owed to us by Alchemy for rent.

Gross Margin

Our consolidated gross margin for our discontinued operations was $(610,000) and $3,961,000 for the year ended June 30, 2008, and the year ended June 30, 2007, respectively. Our revenue for fiscal 2007 was derived from the operations of Access Media.  During fiscal 2008, Access Media ceased operations and therefore ceased producing revenue; however, we continued to incur certain fixed costs with respect to the discontinued operations.

AccessMedia’s cost of revenues consists of costs related to the products and services AccessMedia provides to customers. These costs include materials, salaries and related expenses for product support personnel, depreciation and maintenance of equipment used in providing services to customers and facilities expenses. During the year ended June 30, 2008, cost of sales expenses included $269,000 related to services provided by Alchemy.

Sales and Marketing

Sales and marketing expenses for our discontinued operations were $2,732,000 and $7,562,000 for the years ended June 30, 2008 and June 30, 2007.

Sales and marketing expense for BIG consisted primarily of salaries and related expenses for sales, support and marketing personnel, commissions, costs and expenses for customer acquisition programs and referrals, a portion of facilities expenses and depreciation and amortization of equipment. BIG’s expense levels decreased due to the cessation if operations and the decrease in staff.

General and Administrative

General and administrative expense consists primarily of salaries and related expenses for administrative, finance, legal, human resources and executive personnel, fees for professional services and costs of accounting and internal control systems to support its operations. Expenses have decreased mostly due to a decrease in business activities. We have not incurred non-cash stock option expense in fiscal year 2008.

Research and Development

We are not currently spending money on research & development.

Interest and Other, Net

Interest and other, net, was a net gain of $102,000 for the year ended June 30, 2008. This was due to an increase in cash balances and a reduction in debt obligations resulting from the deployment of proceeds from the sale of Precision Design and Houseplans. Our interest expenses included $69,000 related to a loan from Mr. Nolan Quan.

Provision for State and Federal Income Taxes

We recorded income tax expense of $77,000 for the year ended June 30, 2008. The tax expense for the year ended June 30, 2008 primarily represented the release of deferred tax provision on amortization of intangible assets.

We have not recorded a tax benefit for domestic tax losses because of the uncertainty of realization. We adhere to SFAS No. 109, Accounting for Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Consistent with our past practice, we have recorded a full valuation allowance at June 30, 2008 as the realizability of our net operating loss carry-forwards is not determinable.

Net Loss

Net loss of $84,949,000 for the fiscal year ended June 30, 2008 included $47,187,000 of impairment of goodwill in Broadcaster, $34,097,000 of goodwill and intangible assets write-downs in Access Media and BIG, and reversal of deferred tax liabilities of $6,209,000. Without these, the net loss would have been $9,874,000, of which $5,166,000 was accounted for as discontinued operations.

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

Sale of Houseplans

On May 2, 2007, we sold 100% of the issued and outstanding capital stock of Houseplans to Kransco Houseplans, LLC, for $8 million. The selling price was composed of $5 million in cash on closing and a note receivable of $3 million, paid in installments over a three year period. The note receivable consisted of eight quarterly payments of $250,000 which commenced on March 31, 2008, and the final payment of $1,000,000 was to be payable on March 31, 2010. The note receivable bore interest at a rate of 5%. In September 2008 we entered into a Prepayment Agreement and Mutual Release with Houseplans LLC whereby the payments owed to us by Houseplans LLC under the note were accelerated and Houseplans, LLC prepaid $1,450,000 as payment in full of all principal and interest due under the note.

Houseplans’ results of operations have been disclosed in discontinued operations on our Consolidated Statements of Operations and Comprehensive Income (Loss).

Broadcaster Interactive Group, Inc. and Access Media ceased operations in December of 2007.

Liquidity and Capital Resources

Our operating activities during fiscal 2008 used net cash of $6,973,000. This compares to net cash used in operations of $11,562,000 for the same period in the prior year. Non-cash depreciation and amortization expenses decreased in fiscal 2008 from $3.14 million during fiscal 2007 (mainly relating to amortization expense incurred as a result of our acquisition strategy) to $176,000 for fiscal 2008.  Impairment expense of $47,187,000 was higher in fiscal 2008 than the $0 in fiscal 2007.

As a result of the sale of Houseplans in fiscal 2007 and Precision Design in 2006, gain and loss from sale of discontinued operations decreased in fiscal 2008 from $2,577,000 in fiscal 2007 to $800,000 in fiscal 2008. The terms of the sale of Houseplans required that we take a promissory note for part of the purchase price, which was subsequently prepaid.

Our investing activities provided net cash of $6,973,000 during fiscal 2007 and 0 in fiscal 2008. The main sources of cash from investing were the sale of the Houseplans and Precision Design.

Our financing activities provided net cash of $1.0 million during fiscal 2007 and $349,000 in fiscal 2008. The cash provided by our financing activities for fiscal 2007 was solely related to the exercise of stock options. The cash provided by our financing activities for fiscal 2007 was primarily related to payments received from option holders exercising their rights to acquire stock.

Historically, we have financed our working capital and capital expenditure requirements primarily from short-term and long-term notes and bank borrowings, capitalized leases and sales of common stock. The sale of Houseplans in 2007 and Precision Design in 2006 provided us with additional sources of funds to support future growth.

As of September 30, 2008, we had approximately $1,425,000 in cash and cash equivalents. This represents a $404,000 decrease from the $1,829,000 balance as of June 30, 2008.

To achieve our growth objectives, during the year we have and we are continuing to consider different strategies, including growth through mergers and/or acquisitions. Our recent acquisition of LampLighter and Eyecandy were made in an effort to accomplish such objectives.  As a result, we are evaluating and we will continue to evaluate other companies and businesses for potential synergies that would add value to our existing operations.

Notwithstanding our current negative cash flow, based on anticipated revenues, we expect we may have sufficient capital. However, if we do not meet our revenue targets, if our planned investments in our newly acquired businesses are required to be made earlier than anticipated or if we use our cash for acquisitions, we will require additional financing. We expect that any financing will be of common stock, convertible debt or convertible preferred stock, which will dilute our existing shareholders. We believe that we will be able to obtain any additional financing required on competitive terms particularly if we are successful in improving our financial performance. In addition, we will continue to seek opportunities and discussions with third parties concerning the sale or license of certain product lines and/or the sale or license of a portion of our assets.

We have no material commitments for capital expenditures except for those required to support the normal operating activities.

Material Balance Sheet Change

At June 30, 2008, our total intangible assets were approximately 0 compared to approximately $81,284,000 at June 30, 2007. This resulted from the write off of $81,284,000 of goodwill and all of the intangible assets in connection with discontinued operations.

Forward-Looking Statements

This Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including our future growth including completion of acquisitions which add value to our shareholders, our liquidity and our continuing to invest in existing new products and services. Additionally, the words “will,” “believe,” “anticipate,” “plan,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Although we believe that our plans, intentions, and expectations reflected in or suggested by the forward-looking statements we make in this Report are reasonable, we cannot assure you that these plans, intentions, or expectations will be achieved. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. Some or all of the results anticipated by these forward-looking statements will not be achieved. Actual results may differ materially from those stated in these forward-looking statements as a result of a variety of factors including acceptance by consumers of our current and future products and services, our ability to complete development of new products and services, our ability to successfully operate and integrate our new lines of business, availability of working capital, the future condition of the capital markets and our future stock price. We do not undertake any duty and do not intend to update the results of these forward-looking statements.

Related Person Transactions

In response to a request of the Board of Directors of the Company, the audit committee conducted an investigation of certain transactions engaged in by the Company. The audit committee has completed its investigation and resolved to its satisfaction all issues that it deemed important.  Based upon its own research, which included information presented to certain members of the audit committee by auditors, legal specialists, forensic accountants and others, and in light of the recent actions taken by the Company, the audit committee has concluded that no further action on the part of the committee is necessary.  However, additional disclosure has been made in  this Annual Report on Form 10-K with regard to such subject matter and  the audit committee is recommending  adding disclosure requirements for any future filing with the Securities and Exchange Commission that exceed those that are required by the securities laws and regulations in order to avoid any future issues.  See Item 13, “Certain Relationships and Related Party Transactions, and Director Independence.”

In the past, we received services from Alchemy, a company controlled by Mr. Nolan Quan, one of our principal shareholders. For the year ended June 30, 2008 and June 30, 2007, we incurred $269,000 and $1,579,000 of expenses related to Alchemy.  Of the expenses incurred for the year ended June 30, 2007, $220,000 related to Alchemy F/X, another company of which Mr. Quan holds a large interest, $69,000 in interest related to a loan from Mr. Quan and consulting fees of $9,000 payable to Mr. Quan. AccessMedia also owes Mr. Quan $1,725,000 evidenced by demand promissory notes bearing 4% per annum interest and secured by our assets. See Item 13, “Certain Relationships and Related Transactions, and Director Independence.” Alchemy is obligated to pay us rental income on the premises that it subleases from us on a month to month basis at a rate of $3,000 per month.

Item 7A.

Quantitative and Qualitative Disclosure About Market Risk.

Not Applicable

Item 8.

Financial Statements and Supplementary Data

Documents filed as part of this annual report on Form 10-K:

Financial Statements

Report of Independent Registered Accounting Firm for the years ended June 30, 2008 and 2007

Consolidated Balance Sheets at June 30, 2008 and 2007

Consolidated Statements of Operations and Comprehensive Loss for the years ended June 30, 2008 and 2007

Consolidated Statements of Shareholders' Equity (Deficiency) for the years ended June 30, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended June 30, 2008 and 2007

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Broadcaster, Inc.

We have audited the accompanying consolidated balance sheets of Broadcaster, Inc. and subsidiaries (the “Company”) as of June 30, 2008 and 2007, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Broadcaster, Inc. and subsidiaries as of June 30, 2008 and 2007, and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's significant operating losses and working capital deficit raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Choi, Kim & Park LLP

Los Angeles, California

October 10, 2008

BROADCASTER INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2008	June 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$1,829	$8,450
Notes receivable	1,700	500
Other current assets	13	149
Assets related to discontinued operations	181	1,661
Total current assets	3,723	10,760

Long term notes receivable, net	—	2,350

Intangible assets
Goodwill	—	47,187
Total intangible assets	—	47,187

Assets related to discontinued operations	289	34,460
Total assets	$4,012	$94,757

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIIENCY)
Current liabilities:
Short term debt, related party	$—	$1,725
Trade accounts payable	647	278
Accrued and other liabilities	986	702
Liabilities related to discontinued operations	2,701	4,170
Total current liabilities	4,334	5,150

Liabilities Related to discontinued operations	—	5,331
Total liabilities	4,334	10,481

Shareholders' deficit
Common stock, par value $0.001; authorized 300,000,000 shares; issued and outstanding 37,636,000 shares in 2007 and 51,342,000 shares in 2008	51	51
Additional paid-in capital	128,751	128,402
Accumulated deficit	(129,426)	(44,476)
Other comprehensive income	302	299
Total shareholders' equity (deficiency)	(322)	84,276

Total liabilities and shareholders' equity (deficiency)	$4,012	$94,757

See Notes to Consolidated Financial Statements

BROADCASTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

	Fiscal Year Ended June 30,
	2008	2007

Net revenues	$—	$—
Product costs	—	—
Gross margin	—	—

Costs and expenses
Sales and marketing	—	—
General and administrative	4,812	5,143
Research and development	—	—
Total operating expenses	4,812	5,143

Operating (loss)	(4,812)	(5,143)

Other income and (expense)
Interest and other, net	181	411
Realized / unrealized gain (loss) on marketable securities	—	—
(Loss) gain on disposal of fixed assets	—	(104)
Impairment	(47,187)	(1,338)
Settlement	—	(501)
Loss before income tax	(51,818)	(6,675)

Income tax benefit (provision)	77	(1,085)

Loss from continuing operations	(51,895)	(5,590)

(Loss) from discontinued operations, net of income tax	(32,254)	(16,980)
(Loss) Gain from the sale of discontinued operations, net of income tax	(800)	2,577

Net loss	(84,949)	(19,993)

Other comprehensive income (loss)
Foreign currency translation adjustments	3	(31)
Comprehensive income loss	$(84,946)	$(20,024)

Basic earnings (loss) per share
Income (loss) from continuing operations	$(1.01)	$(0.15)
(Loss) from discontinued operations, net of income tax	$(0.63)	$(0.45)
Gain from the sale of discontinued operations, net of income tax	$(0.02)	$0.07
Net income (loss)	$(1.66)	$(0.53)
Diluted earnings (loss) per share
Income (loss) from continuing operations	$(1.01)	$(0.15)
(Loss) from discontinued operations, net of income tax	$(0.63)	$(0.45)
Gain from the sale of discontinued operations, net of income tax	$(0.02)	$0.07
Net income (loss)	$(1.66)	$(0.53)
Shares used in computing basic earnings (loss) per share	51,342	37,636
Shares used in computing diluted earnings (loss) per share	51,342	37,636

See Notes to Consolidated Financial Statements

BROADCASTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Years ended June 30, 2008 and 2007

(In thousands, except share amounts)

	Shares	Common Stock Amount	APIC Amount	Accumulated Deficit	Accumulated Other Comprehen- sive Loss	Total

Balance at July 1, 2006	31,562,259	$31	$76,273	$(24,483)	$330	$52,151
Issuance of common stock related to:
Warrants exercised	113,816	—	—	—	—	—
Stock options exercised	518,855	1	1,019	—	—	1,020
Acquisitions	500,000	1	983	—	—	984
Finders fee related to acquisitions	25,000	—	65	—	—	65
Stock issued for prior year acquisition	18,375,000	18	47,169	—	—	47,187
Stock option expense	—	—	2,713	—	—	2,713
Consulting services	57,560	—	180	—	—	180
Net loss	—	—	—	(19,993)	—	(19,993)
Foreign currency translation adjustment, net of income tax	—	—	—	—	(31)	(31)
Balance at June 30, 2007	51,152,490	$51	$128,402	$(44,476)	$299	$84,276
Issuance of common stock related to:
Stock options exercised	189,963	—	349	—	—	349
Net loss	—	—	—	(84,949)	—	(84,949)
Foreign currency translation adjustment, net of income tax	—	—	—	—	3	3
Balance at June 30, 2008	51,342,453	$51	$128,751	$(129,426)	$302	$(322)

See Notes to Consolidated Financial Statements

BROADCASTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(84,949)	$(19,993)
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	176	3,140
Impairment on goodwill	47,187	4,897
Impairment of assets	—	1,338
Loss from discontinued operations	12,894	1,031
(Gain) loss on the sale of discontinued operations	800	(2,577)
Loss (gain) on sale of product line
Stock based compensation charges	—	2,713
Changes in assets and liabilities:
Receivables	332	(28)
Receivables Other	—	(1,246)
Other current assets	—	63
Trade accounts payable	178	30
Accrued and other liabilities	726	(2,050)
Deferred revenue	(271)	(298)
Operating cash generated by (used in) discontinued operations	15,954	6,315
Net cash (used in) operating activities	(6,973)	(11,562)
Cash flows from investing activities:
Proceeds from sale of discontinued operations	—	6,500
Net cash provided by investing activities	—	6,500
Cash flows from financing activities:
Repayments of notes	—	(50)
Proceeds from warrants and options exercised	349	1,020
Other	—	65
Net cash provided by (used in) financing activities	349	1,035
Effect of exchange rate change on cash and cash equivalents	3	(31)
Net increase (decrease) in cash and cash equivalents	(6,621)	(3,121)
Cash and cash equivalents at beginning of year	8,450	12,508
Cash and cash equivalents at end of the year	$1,829	$8,450

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$74	$74
Income tax paid	—	—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Capital stock issued in conjunction with acquisitions	—	47,187

See Notes to Consolidated Financial Statements

BROADCASTER, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

Summary of Significant Accounting Policies

Change in Incorporation

At the annual meeting held on May 9, 2007, the shareholders approved re-incorporating the company in the state of Delaware.

Organization, Operations and Liquidity

We were incorporated in California in November 1982. Until recently, Broadcaster operated a social video network. We sold our businesses related to online software and used the proceeds to build BIG. In fiscal 2006, we sold Precision Design for $8 million. As consideration for the sale of Precision Design, we received a combination of $6.5 million in cash and an interest free note of $1.5 million which was paid in full on July 3, 2006. Included in the assets sold were the TurboCad and DesignCAD product lines as well as other design and personal productivity titles. On May 2, 2007, we sold 100% of the issued and outstanding capital stock of Houseplans to Kransco Houseplans, LLC, for $8 million. The purchase price was composed of $5 million in cash on closing and a note payable of $3 million, paid in installments over a three year period. The note payable consisted of eight quarterly payments of $250,000 commencing on March 31, 2008, and a final payment of $1,000,000 payable on March 31, 2010. The note payable bore interest at a rate of 5% and any accrued interest was to be paid on each installment. In September 2008 we entered into a Prepayment Agreement and Mutual Release with Houseplans LLC whereby the payments owed to us by Houseplans LLC under the note were accelerated and Houseplans, LLC prepaid $1,450,000 as payment in full of all principal and interest due under the note.

Historically, we have financed our working capital and capital expenditure requirements primarily from short-term and long-term notes and bank borrowings, capitalized leases and sales of common stock. We may also seek additional equity and/or debt financing to sustain our growth strategy. However, we believe that we have sufficient funds together with anticipated revenue from our new lines of business to support our operations at least for the next twelve months, based on our current cash position, equity sources and borrowing capacity. We believe that we will be able to obtain any additional financing required on competitive terms. In addition, we will continue to seek opportunities and discussions with third parties concerning the sale or license of certain product lines and/or the sale or license of a portion of our assets.

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

The Company has experienced losses from continuing operations during the last two fiscal years and has an accumulated deficit of $129,310,000 as of June 30, 2008. Net cash used for continuing operations for the year ended June 30, 2008 was $6,970,000. At June 30, 2008, working capital deficit was $206,000. As of June 30, 2008, the Company’s principal source of liquidity is $1,829,000 of cash and $1,700,000 of note receivable. Such conditions raise substantial doubt that the Company will be able to continue as a going concern. These operating results occurred while the Company was developing and continues to develop its two new lines of business, its graphic art line of business and its mobile communications line of business.. These factors have placed a significant strain on the financial resources of the Company. The ability of the Company to overcome these challenges depends on its ability continue to reduce its operating costs, generate revenue, and achieve positive cash flow from continuing operations and profitability and continued sources of debt and equity financing. The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainties.

Principles of Consolidation

The consolidated financial statements include the accounts of Broadcaster and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. Our principal operating subsidiaries were AccessMedia Networks Inc. and Broadcaster Interactive Group Inc., as of June 30, 2007, each of which are reflected as discontinued operations as of June 30, 2008.

BROADCASTER, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.

Summary of Significant Accounting Policies (Continued)

Use of Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of our consolidated financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our consolidated financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management's judgment in its application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result.Revenue Recognition

Revenue is recognized in accordance with American Institute of Certified Public Accountants Statement of Position SOP 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, With Respect to Certain Transactions. Revenue is recognized when persuasive evidence of an arrangement exists (generally a purchase order), product has been delivered, the fee is fixed and determinable, and collection of the resulting account is probable.

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

In accordance with our revenue recognition policy, we have recorded deferred revenues of $170,000 and $308,000 as of June 30, 2008 and 2007, respectively.

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

Concentrations (Continued)

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

As of June 30, 2008 we had no holdings of other financial instruments.

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

Goodwill

In accordance with SFAS No. 142, Goodwill and Intangible Assets, goodwill is being assessed for impairment annually at our year end or more frequently if circumstances indicate impairment. We recognized $4,897,000 of impairment on our AccessMedia purchase.  For the year ended June 30, 2008, we recognized $68,192,000 of impairment of goodwill.

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

(In thousands, except per share amounts)	Fiscal Year ended
	2008	2007

Net loss, as reported	$(84,949)	$(19,993)
Intrinsic compensation charge recorded under APB 25	—	—
Add: Stock-based compensation included in net income, net of related tax effects	—	2,713
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	(2,713)
	$(84,949)	$(19,993)
Pro Forma (loss)
Earnings Per Share:
Basic-as reported	$(1.65)	$(0.57)
Basic-pro forma	$(1.65)	$(0.57)
Diluted-as reported	$(1.65)	$(0.57)
Diluted-pro forma	$(1.65)	$(0.57)

The fair value of each option granted was estimated on the date of the grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Fiscal Year ended
	2008	2007

Risk-free interest rates	4.76%	4.76%
Expected dividend yields	0%	0%
Expected volatility	72%	72%
Expected option life (in years)	5	5

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

Reclassifications

The amounts reported for fiscal 2007 and 2008 present the results of operations for the discontinued operations due to the sale of Houseplans on May 2, 2007 and the discontinuance of operations of Access Media and BIG.

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

Sale of Houseplans

On May 2, 2007, we sold 100% of the issued and outstanding capital stock of Houseplans to Kransco Houseplans, LLC, for $8 million. The selling price was composed of $5 million in cash, which was received on closing and a note receivable of $3 million, paid in installments over a three year period. The note receivable consisted of eight quarterly payments of $250,000 commencing on March 31, 2008, and a final payment of $1,000,000 payable on March 31, 2010. The note receivable bore interest at a rate of 5% and any accrued interest will be paid on each installment.  In September 2008 we entered into a Prepayment Agreement and Mutual Release with Houseplans LLC whereby the payments owed to us by Houseplans LLC under the note were accelerated and Houseplans, LLC prepaid $1,450,000 as payment in full of all principal and interest due under the note.

Closure of Broadcaster Interactive Group Inc. and Access Media

In December 2007, we shut down BIG due to poor performance and Access Media has been accounted for as a discontinued operation as well.

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

The purchase price for accounting purposes of approximately $79,297,000 was comprised as follows:

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

The residual purchase price of $73,089,000 has been recorded as goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill will not be amortized and will be tested for impairment at least annually. The agreement provided that 17.5 million additional shares may be earned and awarded to the shareholders of AccessMedia. Any additional shares earned would be a future addition to goodwill. As of the date of this Report, all of the 17.5 million earn-out shares were issued.

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

The Company has subsequently filed a claim in the United States District Court for the Central District of California for rescission of the subsequent earn out shares issuances.  See Item 3, “Legal Proceedings.”

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

4.

Fixed Assets

Fixed assets consist of the following:

(In thousands)	June 30, 2008	June 30, 2007

Computer and office equipment	$530	$428
Software	24	24
Building improvements	—	—
Subtotal	$554	$452
Accumulated depreciation	(265)	(89)
Fixed assets, net assets related to discontinued operations	$289	$363

We incurred depreciation expenses of $146,000 and $170,000 for the fiscal year ended June 30, 2008 and 2007 respectively. As of June 30, 2008 and 2007, all of fixed assets are accounted for as assets related to discontinued operations.

5.

Intangible Assets

Goodwill

In accordance with SFAS No. 142, Goodwill and Intangible Assets, goodwill is being assessed for impairment annually or more frequently if circumstances indicate impairment. We have goodwill in the amount of $0 as of June 30, 2008.  We have recognized $68,192,000 of impairment related to the valuation of Access Media in fiscal 2008. We had goodwill in the amount of $68,192,000 as of June 30, 2007. We had recognized $4,897,000 of impairment related to the valuation of AccessMedia in fiscal 2007.

BROADCASTER, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.

Intangible Assets (Continued)

Other intangible assets, net

Other intangible assets consist of the following:

	June 30, 2008	June 30, 2007

Acquired cost
Software development costs and license fees	$––	$10,020
Domain names	––	81
Licensed media content	––	5,800
	––	15,901

Accumulated amortization
Software development costs and license fees	––	(1,551)
Domain names	––	(1)
Licensed media content	––	(1,257)
Other intangible assets, net	$––	$13,092

During the fiscal year ending June 30, 2008, we have written-off all of the remaining intangible assets.   Intangible assets as of June 30, 2007 were accounted for as assets related to discontinued operations.

Amortization Expense

The following table summarizes the actual and estimated amortization expense for our intangible assets for the periods indicated:

(In thousands)	Fiscal Year ending June 30,
	2007	2008	2009	2010	2011	2012
	Actual		Estimate

Capitalized Software	$1,502	$8,469	$—	$—	$—	$—
Capitalized Domain Names	212	80	—	—	—	—
Capitalized Distribution Rights	—		—	—	—	—
Capitalized Customer Names	—		—	—	—	—
Licensed media content	1,241	4,573	—	—	—	—
Total amortization expense	$2,955	$13,122	$—	$—	$—	$—

6.

Debt

The following table details our outstanding debt as of June 30:

(In thousands)	June 30, 2008	June 30, 2007

Short-Term
Demand notes payable, related party	$1,725	$1,725
Weighted average short term interest rate	4.0%	4.0%

Demand notes payable consist of a 4% secured note payable to Nolan Quan, a principal shareholder, in the amount of $1,725,000. The related party note is secured by the assets of the company. As of June 30, 2008, note payable accounted for as liabilities related to discontinued operations.

BROADCASTER, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.

Accrued and Other Liabilities

Accrued and other liabilities consist of the following:

(In thousands)	June 30, 2008	June 30, 2007
Accrued and other liabilities
Severance	$—	$169
Bonuses	—	160
Payroll and benefits	92	124
Audit and legal	690	201
Income taxes payable	—	1
Other	204	47
Total accrued and other liabilities	$986	$702

8.

Realized / Unrealized Gain on Marketable Securities

There were no realized gains and losses for fiscal year ended June 30, 2007 and June 30, 2008.

9.

Marketable Securities Activity

(In thousands)	Fiscal Year ended June 30,
	2008	2007

Proceeds from sales of securities	$—	$1,832
Realized loss	—	(689)
Unrealized loss	—	(76)
Borrowings from (repayment of ) margin account	—	(355)
Interest and dividends earned	—	2
Total	$—	$714

10.

Interest and Other, Net

Interest and other expense, net, include interest expense, interest income, foreign currency transaction gains and losses, and other non-recurring items. The following table summarizes the components of interest and other, net for fiscal 2008 and 2007:

(In thousands)	Fiscal Year ended June 30,
	2008	2007
Interest and Other, net
Interest expense	$(13)	$––
Interest income	194	412
Foreign exchange loss	—	(1)
Total Interest and Other, Net	$181	$411

The reduction in interest expense for fiscal 2008 was mainly the result of a reduction in the interest we incurred on the acquisitions-related notes and interest incurred on our short term financing activities.

The decrease in interest income during fiscal 2008 is primarily due to lower cash balances arising from operations and proceeds from the disposal of businesses.

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

Service Agreement with Alchemy Communications, Inc

Broadcaster, AccessMedia and BIG had entered into operating agreements with Alchemy, AccessMedia and BIG pursuant to which Alchemy provided office and operating space, staffing, technical services and consulting, internet bandwidth and hosting, network infrastructure and other related services. During the fiscal year ended June 30, 2008 and June 30, 2007, we incurred approximately $395,000 and $269,000, respectively in costs associated with employee benefits, administrative space and operating costs. Mr. Nolan Quan control Alchemy.

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

BROADCASTER, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.

Related Party Transactions (Continued)

On June 1, 2006, we entered into a consulting agreement with Mr. Quan, to provide services to the Company related to the website Broadcaster.com. Mr. Quan is to receive $1,000 per month. As of September 2008 Mr. Quan has been paid $12,000.

During the fiscal year ended June 30, 2008 and June 30, 2007, we incurred $14,000 and $41,480 respectively in legal fees from Ms. Elaine Rosen, who is Mr. Quan’s wife, and paid Ms. Rosen $14,000 and $41,480 in fiscal 2008 and 2007. In addition, we paid Mr. Kevin Rosen-Quan, who is Mr. Quan’s son, $28,000 and $38,000 in fiscal 2008 and 2007 as our Executive Producer. Ms. Rosen and Mr. Rosen-Quan are related parties to Mr. Nolan Quan, one of our principal shareholders.

Outstanding payables to related parties as of June 30, 2008 consist of the following:

Related parties
Alchemy	$269,000
Elaine Rosen	—
Total	$269,000

12.

Legal Proceedings

As previously reported, our subsidiary, AccessMedia, was named as one of a number of co-defendants in a suit filed by the Federal Trade Commission on August 8, 2006. This action has been dismissed pursuant to a settlement agreement.

Broadcaster filed suit against former officers Paul A. Jakab and Gordon Landies, each of whom filed counterclaims against Broadcaster. The lawsuit against Gordon Landies and Paul Jakab has been resolved by Broadcaster making payments to Mr. Landies and Mr. Jakab.

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

The Company and/or its officers and directors are named as defendants in four actions (described below) which appear to relate to certain actions taken by the Company’s shareholders with regard to the composition of the Board of Directors, On December 21, 2007 shareholders of Broadcaster representing 58% of the voting power of the outstanding voting stock of Broadcaster executed and delivered a written consent removing Dr. Vincent Orza and Paul Goodman from the board of directors of Broadcaster effective March 5, 2008. On December 21, 2007, the Company filed with the Securities and Exchange Commission an Information Statement on Schedule 14C describing the action taken by such shareholders to remove Messrs. Orza and Goodman. On February 13, 2008 the Securities and Exchange Commission authorized the mailing to the shareholders of the Company of the definitive Information Statement, and on February 14, 2008, a definitive Information Statement was mailed to the shareholders of Broadcaster advising them that Messrs. Orza and Goodman would be removed from the Board of Directors on March 5, 2008 by reason of the consents from a majority of the shareholders on December 21, 2007, without any further action.

On January 16, 2008, Mr. Goodman commenced an action in New York State Court against Broadcaster and certain of its officers, directors, and shareholders, seeking monetary damages “in an amount to be determined but not less than $10 million plus other special, punitive and compensatory damages” for alleged defamation contained in a Company filing with the SEC. Mr. Goodman moved for a preliminary injunction and sought and obtained an ex parte temporary restraining order.  Several days later, following oral argument, this order was vacated by the Court and Mr. Goodman’s preliminary injunction motion was denied. A motion to dismiss this action has been filed by Broadcaster. Broadcaster believes that the action is without merit and intends to defend the action vigorously. Due to the uncertainty surrounding the litigation process, and the early stage of this matter, no reasonable estimate of loss is currently available.

BROADCASTER, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.

Legal Proceedings (Continued)

On February 15 2008, one of our shareholders and former advisors, Baytree Capital Associates, LLC, (“Baytree”) filed a shareholders derivative action in Federal Court in the Southern District of New York against the Company and certain of its officers and directors, as well as several other individual and corporate defendants. The Complaint seeks monetary damages on behalf of the Company in “an amount to be established at trial but not less than $22,630,000” for allegations of breaches of fiduciary duties, waste of corporate assets, self-dealing, conversion, restitution and disgorgement, and violations of the securities laws. Additionally, the Complaint alleges violations of RICO and seeks treble damages for those violations. Baytree sought and obtained an ex parte Temporary Restraining Order restraining Defendants from transferring assets. That Order was thereafter modified by the Court. Upon motion made by the Company, this case was transferred to the United States District Court for the Central District of California. On August 18, 2008, the Court issued an order denying Baytree’s motion for a preliminary injunction, and, as a result of this order, the TRO was terminated. Subsequently, a motion to dismiss the complaint for failure to state a claim was granted on September 29, 2008.  Baytree was given leave to amend.  Should the complaint be amended and refiled, Broadcaster believes that the action is without merit and intends to defend the action vigorously. Due to the uncertainty surrounding the litigation process, and the early stage of this matter, no reasonable estimate of loss is currently available

On March 3, 2008, Mr. Goodman commenced an action in the New York State Court against Broadcaster, Martin Wade, Nolan Quan and Blair Mills. The Complaint contains allegations similar to those set forth in the Baytree action and also seeks a declaration that the shareholders’ removal of Mr. Goodman as a director was unlawful. Mr. Goodman sought and obtained an ex parte Temporary Restraining Order against his removal as a director of Broadcaster. The Company removed this action to Federal District Court and, upon motion made by the Company, this case was transferred to the United States District Court for the Central District of California. On August 18, the Court issued an order denying Goodman’s motion for a preliminary injunction and, as a result of this order, the Temporary Restraining Order was terminated.  On that date, on its own motion, the Court dismissed the action with thirty days leave to amend.  No amended pleading was filed as of the Court’s deadline for refilling or as of the present time.

On August 19, 2008, Broadcaster reconvened its annual meeting of shareholders, which had been previously adjourned pending the outcome of the TRO and preliminary injunction sought by Paul Goodman.  At the annual meeting of shareholders, the following individuals were named on the slate as candidates to serve as directors: Martin Wade III, Richard Berman, Blair Mills, Arthur Camiolo, Lawrence Johnson and Paul Goodman and the following individuals were elected to serve as directors: Martin Wade III, Richard Berman, Blair Mills, Arthur Camiolo and Lawrence Johnson.

An additional action was also commenced by Michael Gardner, a principal of shareholder Baytree Capital Associates, LLC, who filed a Complaint on March 3, 2008 in New York State Supreme Court against the Company’s CEO Martin Wade III. Mr. Gardner seeks monetary damages “in an amount to be determined but believed to be not less than ten million dollars ($10,000,000.00) plus interest together with costs of this action and attorneys fees” and punitive damages “in an amount not less than thirty million dollars ($30,000,000.00)” for alleged defamation set forth in a letter Mr. Wade wrote and Broadcaster then filed as an exhibit to its Current Report on Form 8-K filed with the SEC. The Company was not named in the suit. This action was also removed to Federal District Court for the Southern District of New York and on June 27, 2008, the Court granted Mr. Wade’s motion to dismiss the action for lack of personal jurisdiction.

BROADCASTER, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.

Legal Proceedings (Continued)

On September 19, 2008, we filed in the United States District Court for the Central District of California,  a claim for rescission against Baytree Capital Associates LLC and cross claim defendants Software People, LC, Broadcaster, LLC, Trans Global Media, LLC, AccessMedia Technologies, LLC and Michael Gardner requesting that the court declare the earn out shares that were issued to them during February and March 2007 pursuant to the terms of the December 29, 2006 amendment to the Merger Agreement (the “Amendment”) among AccessMedia Networks, Inc., ACCM Acquisition Corp., International Microcomputer Software, Inc. (and the stockholders of AccessMedia Networks, Inc., rescinded and restored to Broadcaster and the Amendment null and void.  Prior to the filing of the claim for rescission, Broadcaster received the consent of Software People, LC, Broadcaster, LLC, Trans Global Media, LLC and  AccessMedia Technologies, LLC to the return of the earn out shares issued to them, subject to and conditioned on Broadcaster receiving the same consent from Michael Gardner and Baytree Capital Associates LLC.

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

14.

Employee Stock Incentive Plans and Equity Related Transactions

During fiscal 2004, we adopted “The 2004 Incentive Stock Option Plan” (the “2004 Plan”). We adopted the 1993 Incentive Option Plan on June 30, 1993 (the “1993 Plan”). Subsequent to the end of the last fiscal year, at the recent annual meeting of shareholders, the Broadcaster 2008 Long Term Incentive Plan (the “2008 Plan”) was approved. The purpose of the 2004, the 2008 and the 1993 Plans was to further the growth and general prosperity of Broadcaster by enabling our employees to acquire our common stock, increasing their personal involvement in the Company and thereby enabling Broadcaster to attract and retain our employees.

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

14.

Employee Stock Incentive Plans and Equity Related Transactions (Continued)

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

On August 19, 2008, our shareholders approved the Broadcaster 2008 Long Term Incentive Plan. The 2008 Plan provides for the granting of awards to purchase up to an aggregate of 10,000,000 common shares to employees, directors and consultants.  The 2008 Plan awards include stock options, stock appreciation rights, restricted stock and restricted stock units.

Option activity under the 2004 and 1993 Plans are as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, June 30, 2006	2,260,753	$2.39
Granted	3,370,760	34
Exercised	(518,855)	1.97
Cancelled	(360,617)	1.7
Outstanding, June 30, 2007	4,752,041	$2.39
Granted	25,000	2.30
Exercised	(189,963)	1.99
Cancelled	(2,281,,646)	2.81
Outstanding, June 30, 2008	2,305,432	$1.96

Warrants

Warrants have been granted from time to time in conjunction with financings, debt settlements, Board of Directors and employee compensation and consulting arrangements. The warrants have a cashless option which allows the holder to convert the underlying warrants for shares. The formula for this conversion is based on the common stock price on conversion date. Warrant activity is as follows:

	Number of Warrants	Average Exercise Price

Outstanding, June 30, 2006	2,268,497	$3.44
Granted	—	––
Exercised	—	—
Exercised – cashless	(253,059)	1.88
Expired	(32,500)	2.34
Outstanding, June 30, 2007	1,982,938	$3.71
Granted	—	—
Exercised	—	—
Exercised - cashless	—	—
Expired	(837,461)	1.88
Outstanding, June 30, 2008	1,145,477	$5.07

14.

Employee Stock Incentive Plans and Equity Related Transactions (Continued)

Other Information Regarding Stock Options and Warrants

Additional information regarding common stock options and warrants outstanding as of June 30, 2008 is as follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
$0.40-$2.97	2,230,432	8.1	1.91	2,230,432	1.91
$2.98-$5.94	75,000	8.1	3.50	75,000	3.50
	2,305,432		2.39	2,305,432	1.96

The total intrinsic values of options outstanding and options expected to vest at June 30, 2008 were $0 and $0 respectively. The total intrinsic value of options exercised during the year ended June 30, 2008 was $1,831.

At June 30, 2008, the Company had $0 of unrecognized compensation expense, net of forfeitures, related to stock option plans.

Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
$0 - $2.97	648,334	1.63	648,334	1.63
$2.97 - $5.94	300,000	3.95	300,000	3.95
$8.91 - $11.88	62,500	10.00	62,500	10.00
$11.88 - $14.8	62,500	19.96	62,500	12.96
$26.73 - $ 29.7	72,143	29.56	72,143	29.56
	1,145,477	5.07	1,145,477	5.07

15.

Commitments

Future minimum payments for operating leases are as follows:

(In thousands)	Fiscal Year	Operating Leases
	2008	$295,638
	2009	—
	2010	—
	2011	—
	2012 and after	—
Total minimum payments		$295,638

For the year ending June 30, 2008 and 2007 we recognized $394,184 and $322,630, respectively, as rental expense related to operating leases.

16.

Income Taxes

The provision (benefit) for taxes on income was comprised of the following:

(In thousands)	Fiscal Year ended June 30, 2008	Fiscal Year ended June 30, 2007
Current:
Federal	$50	$—
State	27	12
Foreign	—	—
Total Current	$77	$12

Deferred:
Federal	$—	$(942)
State	—	(155)
Foreign	—	(819)
Total Deferred	$—	$(1,916)

Total tax provision (benefit)	$77	$(1,904)

Deferred tax balances consist of the following:

(In thousands)	June 30, 2008	June 30, 2007
Deferred tax assets
Net operating loss carry forward	$23,011	$16,890
Tax credits	659	659
Purchased intangibles	540	635
Allowance for doubtful accounts and returns	60	66
Inventory reserve	—	5
Accrued expenses	152	222
Unrealized appreciation	—	17
Fixed assets	—	1,019
Valuation allowance	(24,422)	(18,725)
	—	788

Deferred tax liabilities
Purchased intangibles	—	(5,276)
Fixed assets	—	(2)
State taxes	—	(767)
Installment receivables	—	(7)
	—	(6,052)
Net deferred tax assets (liabilities)	$—	$(5,264)

16.

Income Taxes (Continued)

At June 30, 2008, Broadcaster had an operating loss carry forward of approximately $60 million for federal tax purposes and approximately $35 million for state tax purposes, which expire in various amounts through 2028.

The federal net and state net operating losses begin to expire in 2019, and 2009 respectively. Use of the net operating losses may be limited in the event of an ownership change as defined by the Internal Revenue Code.

The effective tax rate differs from the federal statutory rate for the years ended June 30, 2008 and 2007 as follows:

(In thousands)	Fiscal Year ended June 30, 2008	Fiscal year ended June 30, 2007

Federal tax at 35% statutory rate	$(29,914)	$(7,020)
State tax provision, net of federal benefit	18	8
Change in valuation allowance	5,697	(6,575)
Intangible	27,246	(202)
Other	(2,970)	(1,265)
Total income tax provision (benefit)	$77	$(1,904)

The components of the provision related to continuing operations and discontinued operations are as follows:

	Fiscal Year ended June 30, 2008	Fiscal year ended June 30, 2007

Continuing operations	$77	$(1,085)
Discontinued operations	––	(819)
Total tax provision (benefit)	$77	$(1,904)

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

	Fiscal Year ended June 30
	2008	2007

Basic Weighted Average Shares Outstanding	51,342,435	37,635,846

Total stock options outstanding	2,255,432	4,752,041
Less: anti-dilutive stock options due to loss	(2,255,432)	(4,752,041)

Total warrants outstanding	145,480	1,982,941
Less: anti-dilutive warrants due to loss	(145,480)	(1,982,941)
Diluted Weighted Average Shares Outstanding	51,342,435	37,635,846

18.

Subsequent Events

Subsequent  to the year end we acquired two businesses, Eyecandy and Lamplighter. The total aggregate consideration for these two acquisitions was the issuance of 9,594,095 shares with an additional 12,000,000 available for  issue in connection with the Eyecandy acquisition, contingent upon meeting certain revenue and profit milestones.

On August 28, 2008, we completed the acquisition of LampLighter by way of merger and we issued 1,594,095 shares of our  common stock, with a par value $.001. LampLighter is an art service company that provides graphic art for online games, cell phone games, video games and commercial video projects. The company’s client base consists primarily of video game developers and producers

On September 19, 2008, we a made filing with the United States District Court to rescind shares issued pursuant  to the terms of the December 29, 2006 amendment to the Merger Agreement. Broadcaster received the consent of  Software People, LLC, Broadcaster, LLC, Trans Global Media, LLC and AccessMedia Technologies, LLC to the return of the earn out shares issued to them, subject to and conditioned on Broadcaster receiving the same consent from Michael Gardner and Baytree Capital Associates LLC.

On October 1, 2008, we completed the acquisition Eyecandy Inc. and we issued 8,000,000 shares of our common stock, with a par value $.001. The stockholders of Eyecandy will be entitled to receive an additional 12,000,000 shares of the common stock if certain revenue and profit milestones are reached during the first, second and third year after the closing of the acquisition.  In addition, Broadcaster covenanted to make an additional $2,500,000 investment in Eyecandy if all of the material covenants and conditions set forth in the Agreement are met. It was a condition to the closing of the acquisition that the shareholders of Eyecandy execute a lock up agreement, a voting trust agreement and an escrow agreement.  The lock up agreement restricts the shareholders from selling or disposing of any shares of common stock for a period of two years from the execution of the lock up agreement.  The voting trust agreement authorizes Martin Wade, III to vote the shareholder’s shares of common stock until such time as Mr. Wade terminates the voting trust agreement or all of their shares are sold in a transaction approved by Mr. Wade.  On the date of the closing of the acquisition, 500,000 shares of common stock were placed in escrow for  a period of one year to be released to Broadcaster upon a default under the acquisition  agreement or if there is no such default within such year then to be released to the shareholders .Eyecandy is a fully licensed, new media company primarily focused on providing video technology and value added services for interactive media.  Eyecandy Media provides video search, video broadcasting and VOD applications to internet and cell phone users.

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

Item 9A(T).

Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

•

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations.  It is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures.  It also can be circumvented by collusion or improper management override.

Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.  However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process certain safeguards to reduce, thought not eliminate, this risk.  Management is responsible for establishing and maintaining adequate internal control over our financial reporting.

Management has used the framework set forth in the report entitled Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting.  Based upon this assessment, management has concluded that our internal control over financial reporting was effective as of and for the year ended December 31, 2008 with the following exceptions:

•

As a part of our year end review of our disclosure controls and procedures, we determined that several of our procedures require additional documentation.  It is our belief that those control procedures are being performed, however documentation of their execution is not available. We are implementing additional documentation procedures in order to address this weakness.

Management has concluded that other than as described above, our internal control over financial reporting was effective as of and for the year ended June 30, 2008.

The Company is not an “accelerated filer” for the fiscal year ending June 30, 2008 because it is qualified as a “small business issuer”. Hence, under current law, the attestation requirements of Section 404 of the Sarbanes-Oxley act will not apply to the Company. This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Item 9B.

Other Information

Not Applicable

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

Directors

The following table sets forth all of the members of the Board of Directors of Broadcaster and certain information about them.

Name	Age	Position	Director Since
Richard J. Berman (1)(2)	66	Director	2002
Arthur Camiolo (1)(2)(3)	62	Director	2008
Lawrence Johnson (1)(2)(3)	57	Director	2008
Blair Mills	44	Chief Financial Officer and Director	2007
Martin R. Wade, III	58	Chief Executive Officer and Chairman of the Board of Directors	2001

———————

(1)

Member of the Compensation Committee.

(2)

Member of the Audit Committee. Both Messrs. Berman and Johnson are each an “audit committee financial expert,” within the meaning of that phrase under applicable regulations of the Securities and Exchange Commission.

(3)

Member of the Litigation Committee.

Martin R. Wade, III, age 58. Mr. Wade became a director and Chief Executive Officer of Broadcaster in August 2001. He has a proven track record in mergers and acquisitions and investment banking. Mr. Wade served from 1998 to 2000 as an M&A banker at Prudential Securities and from 1996 to 1998 as a Managing Director in Mergers and Acquisition at Salomon Brothers. From 1991 to 1996, Mr. Wade was National Head of Investment Banking at Price Waterhouse, LLC. Mr. Wade also spent six years in the M&A department at Bankers Trust and eight years at Lehman Brothers Kuhn Loeb. Mr. Wade is credited with participating in over 200 M&A transactions involving various clients such as, Nike, Cornerstone National Gas Company, Landmark Graphics and Redken Laboratories, Inc. He also serves on the Boards of Directors for Alliance One International, Inc. (NYSE: AOI), NexMed (NasdaqCM: NEXM), Advaxis, Inc. (OTCBB:ADXS.OB) and Command Security Corp (AMEX: MOC).

Richard J. Berman, age 66. Mr. Berman became a director of Broadcaster in February 2002. His business career spans over 35 years of venture capital, management and merger and acquisitions experience. In the last five years, Mr. Berman has served as a professional director and/or officer of about a dozen public and private companies. He is currently Chairman of four public companies: NexMed (Nasdaq CM: NEXM), a biotech company; National Investment Managers (OTCBB:NIVM.OB), a public company in pension administration; Secure Fortress Technology Systems (listed on the Frankfurt Exchange), a homeland security company and  Chairman and CEO of Morlex, Inc. (OTCBB:MOTX.OB), an internet advertising company. The public companies that Mr. Berman is a director of other than Broadcaster are Easylink Services International Corp. (NasdaqCM: ESIC), NexMed, Inc. (NasdaqCM: NEXM), National Investment Managers (OTCBB: NIVM.OB), Advaxis, Inc (OTCBB: ADXS.OB), Neostem, Inc (ASE:NBS), Secure Fortress Technology Systems, Inc (listed on the Frankfurt Exchange) and Morlex, Inc (OTCBB:MOTX.OB). From 1998 - 2000, he was employed by Internet Commerce Corporation as Chairman and CEO. Previously, Mr. Berman worked at Goldman Sachs; was Senior Vice President of Bankers Trust Company, where he started the M&A and Leveraged Buyout Departments; created the largest battery company in the world by merging Prestolite, General Battery and Exide to form Exide (NYSE); helped create what is now Soho (NYC) by developing five buildings; and advised on over $4 billion of M&A transactions. He is a past Director of the Stern School of Business of NYU.

Blair Mills. age 44. Mr. Mills became a director in May 2007. Mr. Mills joined the company in June 2006 as Chief Financial Officer. Previously, he served as Chief Financial Officer of AccessMedia beginning in May 2005. Prior to that date, Mr. Mills served in various management positions at several Internet-based businesses, including most recently Longview Media, Inc. from September 2000 through September 2006. Mr. Mills has also served as an independent consultant to small businesses and emerging growth companies. Mr. Mills is a Chartered Accountant in Canada and a Certified Public Accountant in Illinois

Arthur G. Camiolo, age 62. Mr. Camiolo became a director of Broadcaster in February 2008. Mr. Camiolo has over thirty years experience in broadcast radio management. His acquired knowledge and expertise in radio station operations and management includes: local and national sales, budgeting, research, promotions, union relations and negotiations, FCC law, station construction and station acquisition. Since 2005 he has been the President of Art Camiolo Broadcast Management, a consultant to select broadcast and internet companies. From 2003 until 2005 he was the President and Chief Operating Officer of Levas CommunicTions, a three station group in Philadelphia and South Carolina. His peers have recognized his leadership by his election to executive positions with the Philadelphia and New Jersey State Broadcasters Associations.

Lawrence Johnson, age 57. Mr. Johnson became a director of Broadcaster in February 2008. Mr. Johnson has over 30 years of senior level business advisory experience in strategic business consulting, and investment banking. Since 2004, Mr. Johnson has been the Chief Executive Officer of LR Johnson Associates LLC, a specialty food distribution company. From 2006 until 2007, Mr. Johnson also served as the interim Chief Executive Officer of MRC Group LLC. From 2001 until 2004 he was a managing director of Hankin &Co., where he was responsible for managing and originating buy and sell side M&A transactions and capital raising assignments. He was a Managing Director in the Corporate Finance Department of Deloitte Touche, where he provided merger and acquisition advisory assistance and business and financial planning advice to both Fortune 500 and middle market clients in the consumer products and restaurant industries. He developed a corporate finance practice in the firm’s Chicago Office during his first year and was subsequently asked to help build the firm’s practice in Los Angeles. While there he worked on a number of assignments for several of the firm’s Fortune 100 food industry clients, including a major processor and distributor of poultry products, a major national and a regional grocery retailer, and several national and regional casual dining restaurants. In addition to serving as a Vice President at First National Bank of Chicago, Mr. Johnson also has experience as a management consultant for the firms of Cresap, McCormick & Paget and Touche Ross & Company. A Louisiana native, he is a graduate of Boston College and also has an MBA from Columbia University.

Director Independence

Our members of the audit committee, compensation committee and litigation committee are “independent” in accordance with rule 4200(a)(14) of the Nasdaq Marketplace Rules.

Key Consulting Relationships

We recently entered into a consulting agreement with Blair Mills, our Chief Financial Officer for the payment of an hourly consulting fee for the performance of the duties of the chief financial officer. Mr. Mills will continue to perform the same duties and functions as he did under the terms of his employment agreement; however, he is not a full time consultant to the Company and is only required to devote to the Company such time as is necessary to perform his duties.

During 2007 and a portion of our fiscal year ended 2008, Messrs. Nolan Quan and Michael Gardner our principal shareholders, provided consulting and other services to us as described elsewhere in this Report. In addition to receiving a nominal consulting fee of $1,000 per month, Mr. Quan through Alchemy and Alchemy F/X provided important services to us. Mr. Gardner’s services were provided through Baytree, a limited liability company controlled by him. We entered into an agreement with Baytree in June 2005 which was terminated in December 2007. Baytree acted as our exclusive financial advisor in connection with the acquisition of AccessMedia and received a fee equal to 5% of the shares issued to the AccessMedia shareholders consisting of four limited liability companies (controlled by Mr. Quan) and Mr. Gardner. Additionally, we issued to Baytree 500,000 shares of common stock for ongoing consulting and agreed to reimburse it for its expenses.

In January 2008, we entered into a consulting agreement with Andrew Garroni pursuant to which we paid Mr. Garroni a fee of $12,500 per month for his assistance with our website maintenance and litigation support.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act 1934 requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities of Broadcaster. Officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) forms they file. These filings are publicly available on the SEC’s website at www.sec.gov. Based solely on our review of the copies of such forms received by us and our review of the SEC’s website, we believe that during fiscal year ended June 30, 2008, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Vincent Orza (1)	1	0	0
Michael Gardner (2)	1	1	0
Arthur Camiolo (3)	1	0	0
Lawrence Johnson(3)	1	0	0

———————

(1)

Resigned as a director on February 18, 2008.  The named individual filed a late Form 3-Initial Statement of Beneficial Ownership of Securities.

(2)

Filed a Form 4 that was in excess of 3 months late.

(3)

 The named director filed a late Form 3-Initial Statement of Beneficial Ownership of Securities.

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

The Code of Ethics is published on our website www.broadcaster.com. We intend to disclose any future amendments to the provisions of our Code of Ethics or waivers of any provisions granted to executive officers and directors.

Item 11.

Executive Compensation

The following table sets forth all compensation awarded, earned or paid for services rendered to Broadcaster and its subsidiaries in all capacities during each of the fiscal years ended June 30, 2008 and 2007 to (i) our Chief Executive Officer during fiscal 2008 and (ii) our two most highly compensated executive officers other than the Chief Executive Officer who were serving as executive officers at the end of fiscal 2008.

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($)(c)	Bonus ($)(d)	Option Awards ($)(f)	All Other Compensation ($)(i)		Total ($)(j)
Martin R. Wade, III Chief Executive Officer	2007 2008	$225,000 $ 225,000	$160,000 —	$2,165,000 —	$51,825 $57,000	(1)(2) (1)(3)	$2,601,825 $ 282,000

Nolan Quan(4) President	2007 2008	$ 12,000 $ 5,000	— —	— —	— —		$ 12,000 $ 5,000

Blair Mills Chief Financial Officer	2007 2008	$122,116 $150,000	$ 15,000 $ 60,000	$ 87,000 —	$ 5,209 $ 500	(1)(3) (3)	$ 229,325 $ 210,500

———————

(1)

Includes payments of medical and dental insurance premiums by the Company on behalf of the named officers' dependents.

(2)

Includes $51,000 in travel and entertainment expenses.

(3)

Includes an amount for the provision of legal advice by the Company’s outside counsel regarding filings with the Securities and Exchange Commission

(4)

Mr. Quan retired as an executive officer and employee in August 2008.  Mr. Quan received no salary as President, but was paid a consulting fee, prior to his appointment.

Outstanding Awards at Fiscal Year End

Listed below is information with respect to unexercised options, restricted stock that has not vested, and equity incentive plans for each named executive officer outstanding as of June 30, 2008:

	OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	OPTION AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)
Martin R. Wade, III	1,898,334	1,700,000	1,700,000	$1.50/$1.90	7/2008, 9/2016
Blair Mills	75,000	—	—	$1.90	9/2016
Nolan Quan	—	—	—	—	—

Compensation of Directors

We pay cash compensation to our directors for service on our Board of Directors and each Committee. During the fiscal year ended June 30, 2008, each non-employee director was paid $1,000 for each board meeting and Audit and Compensation Committee members was paid $500 for each meeting. The Chairman of the Audit Committee was paid $500 each month, and the Chairman of the Compensation Committee was paid $500 per meeting. Non-employee members of our Board of Directors were compensated with stock options in fiscal 2008 for services as a director as follows:

Name (a)	Option Awards (d)	Total ($) (j)
Richard Berman	—	$17,000
Paul Goodman(1)	—	$18,000
Vincent Orza(2)	—	$ 7,500
Martin Wade	—	—
Blair Mills	—	—
Arthur Camiolo	—	$ 3,500
Lawrence Johnson	—	$ 3,500

———————

(1)

Was not reelected as a director at the annual meeting of shareholders held on August 19, 2008.

(2)

Vincent Orza resigned in January 2008 and his options were forfeited.

We do not compensate our employees for service on the Board of Directors. All of the equity awards to our non-employee directors were awarded under the 2004 Incentive Stock Option Plan approved by our shareholders.

Employment Agreements

In September 2006, our Board of Directors approved an employment agreement with Martin R. Wade, III, our Chief Executive Officer. Mr. Wade receives an annual base salary of $225,000. Mr. Wade’s employment agreement provided that upon a sale of Houseplans, he was entitled to a bonus equal to 2% of the net sales price. In 2008 we paid Mr. Wade’s bonus of $160,000 related to the sale of Houseplans. Mr. Wade also received a grant of 3,750,000 10-year options exercisable at $1.90 per share, of which 200,000 vested on grant and the balance vest upon AccessMedia meeting certain revenue targets.

In September 2006, we entered into an employment agreement with Mr. Blair Mills, our Chief Financial Officer. Mr. Mills’ agreement provides for the payment to Mr. Mills of a $150,000 base annual salary and an annual bonus of up to $60,000 Mr. Mills was granted options to purchase 75,000 shares of Broadcaster's stock, exercisable at $1.90. During fiscal 2007, Mr. Mills was paid a $15,000 bonus. In September 2008, our employment agreement with Mr. Mills was terminated and we entered into a consulting agreement with Mr. Mills for the payment of an hourly fee to Mr. Mills.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of September 5, 2008 the beneficial ownership of our common stock by:

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class (1)
Directors and Executive Officers:
Common Stock	Martin Wade 9210 Oakdale Avenue Chatsworth, CA 91311(2)	10,038,333	19.51%
Common Stock	Blair Mills 9201 Oakdale Avenue Suite 200 Chatsworth, CA 91311 (3)	75,000	*
Common Stock	Richard Berman Suite 450 420 Lexington Avenue New York, NY 10170(4)	296,250	*
Common Stock	Paul Goodman Cyruli Shanks & Zizmor, LLP 420 Lexington Avenue Suite 2020 New York, NY 10170(2)(5)	6,250	*
Common Stock	Dr. Vincent F. Orza, Jr. 2501 N. Blackwelder Oklahoma City, OK 73106-1493(6)	6,250	*
Common Stock	Arthur Camiolo	—	—
Common Stock	Lawrence Johnson	—	—
Common Stock	All directors and executive officers as a group (5 persons)	10,409,583	20.09%

5% Shareholders:
Common Stock	Michael Gardner. (7)	8,602,550	16.72%
Common Stock	Nolan Quan. (8)	22,490,000	43.8%
Common Stock	Broadcaster, LLC (8)	9,640,000	18.73%
Common Stock	Software People, LLC (8)	5,120,000	9.95%
Common Stock	Trans Global Media, LLC (8)	5,120,000	9.95%

———————

(1)

Applicable percentages are based on 51,448,379 shares outstanding on September 5, 2008, adjusted as required by rules of the SEC. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days after the above date are deemed outstanding for computing the percentage of the person holding such options but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table and subject to any applicable community property laws, Broadcaster believes that each of the shareholders named in the table have sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them.

(2)

Includes 9,840,000 shares which are issuable in connection with options granted to Mr. Wade by Software People, LLC, Trans Global Media, LLC, Broadcaster, LLC and AccessMedia, LLC.  The option is currently exercisable.  Mr. Wade has the power to vote the shares underlying the options pursuant to the terms of a voting trust agreement that he entered into with such entities. Does not include 5,000,000 shares that were issued in October 2008 for which Mr. Wade has voting control.

(3)

Consists of shares issuable upon exercise of options to purchase shares of common stock of Broadcaster.

(4)

Includes 262,500 shares issuable upon exercise of options and warrants to purchase shares of common stock of Broadcaster.

(5)

Includes 6,250 vested options. Does not include 1,544,594 shares of our common stock owned by MBYI Liquidating Trust of which Mr. Goodman is a trustee since there are three trustees and a majority of the trustees must agree to vote or sell the Broadcaster shares. Thus, he is not deemed to be a beneficial owner of the shares owned by the trust. Mr. Goodman is no longer a director.

(6)

Includes 6,250 vested options. Mr. Orza is no longer a director.

(7)

Includes 1,875,000 shares owned by Baytree.

As reported in Mr. Gardner’s Form 4 filed on September 5, 2008

(8)

Includes an aggregate of 9,840,000 shares that are subject to an option granted to Mr. Wade by, Software People, LLC, Trans Global Media, LLC, Broadcaster, LLC and AccessMedia, LLC. and a voting agreement.

*

Represents holdings which are less than 1% of the outstanding common stock of Broadcaster.

Item 13.

Certain Relationships and Related Transactions, and Director Independence

In response to a request of the Board of Directors of the Company, the audit committee conducted an investigation of certain transactions engaged in by the Company. The audit committee has completed its investigation and resolved to its satisfaction all issues that it deemed important.  Based upon its own research, which included information presented to certain members of the audit committee by auditors, legal specialists, forensic accountants and others, and in light of the recent actions taken by the Company, the audit committee has concluded that no further action on the part of the committee is necessary.  However, additional disclosure has been made in  this Annual Report on Form 10-K with regard to such subject matter and  the audit committee is recommending  adding disclosure requirements for any future filing with the Securities and Exchange Commission that exceed those that are required by the securities laws and regulations in order to avoid any future issues

We are a party to various transactions with Mr. Nolan Quan, one of our principal shareholders, which are described below. Historically, these transactions were provided to AccessMedia prior to our acquisition of that company, and have continued since that time.

Note Payable to Related Party

AccessMedia owes $1,725,000 to Mr. Quan. The promissory notes carry an annual interest rate of 4% and are collateralized by our assets. The promissory notes are payable on demand at anytime and interest is paid on a monthly basis.

Services and Products Provided by Alchemy

Alchemy, which is controlled by Mr. Quan, had provided us with office and operating space, staffing, technical services and consulting, internet bandwidth and hosting, network infrastructure and other related services during 2007. The office space was provided under a sublease which expired October 31, 2007; we paid Alchemy $219,000 in rent for fiscal 2007. During the fiscal year ended June 30, 2007, we incurred approximately $1,849,000 in costs associated with employee benefits, administrative space and operating costs. Under our new lease, Alchemy began subleasing 3,000 square feet from us starting November 1, 2007.

Technology and Content Licensing Agreements

We have entered into various licensing agreements including several with Broadcaster LLC. The licenses provide certain key technologies, including digital rights management and content distribution systems, in connection with our business. The licenses are nonexclusive and are granted in perpetuity. However, we generally do not have the right to modify the licensed technologies used in our business, nor do we have the right to receive updates or upgrades or to obtain a copy of the source code for such technologies. All of the agreements were acquired in the AccessMedia acquisition. During the fiscal year ended June 30, 2007, we paid $175,000 to purchase the exclusive rights to the P2P download system technology. Included in this payment, Mr. Quan was paid $50,000 and Blair Mills, our Chief Financial Officer and Mr. Sanger Robinson, President of BIG, were each paid $8,000. Also, during the fiscal year ended June 30, 2007, we purchased the exclusive rights to Igrab and Search for $45,000, of which Mr. Quan was paid $36,000 and Mr. Rob Gould, Vice President of Marketing BIG, was paid $7,000. Mr. Quan, Gould and Robinson are no longer officers of the company.

Licensing Agreements

During the fiscal year ended June 30, 2007, we entered into two non-exclusive agreements with Alchemy F/X, a company controlled my Mr. Quan. Alchemy F/X has developed and continues developing Solo Cam Software. The Software was designed to provide website and applications a method to broadcast audio visual feeds over the Internet together with a chat room feature. Our fee for this under the license agreement is $250,000, of which $150,000 was paid during the fiscal year ended June 30, 2007. In December 2006, we entered into another non-exclusive licensing agreement with Alchemy F/X for a Macromedia flash license. The annual license fee under this license is $70,000. Mr. Quan and Robert Gould, Vice President of Marketing of BIG, control Alchemy F/X. The annual license was terminated in fiscal 2008.

Other Related Person Transactions

Mr. Quan’s son was employed by us as an executive producer and received a salary of $63,000 per year. During the fiscal year ended June 30, 2008 and June 30, 2007 we paid Mr. Quans son $28,000 and $38,000 respectively in salary.  During the fiscal year ended June 30, 2008 and June 30, 2007, we paid $14,000 and $41,480, respectively in legal fees to Ms. Elaine Rosen, who is Mr. Quan’s wife. Mr. Quan’s son and wife’s services were terminated in fiscal 2008.

Shared Services

During the fiscal year ended June 30, 2007 and June 30, 2008, the Company shared office space with several companies associated with Alchemy and certain of the defendants named in our recent litigation in which we are also named as a defendant.  In addition, these same individuals and entities utilized common consultants for the provision of certain services.  Regardless of these commonalities, the Company does not believe that these entities or individuals fall within the definition of a related party.

Consulting Agreements

On June 20, 2005, we entered into a consulting agreement with Baytree which is described under Item 9, “Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.” We issued Baytree 500,000 shares of our common stock as a fee for its services over three years and 5% of the shares issued to the former AccessMedia shareholders or 1,350,000 shares. We have subsequently filed a claim in the United States District Court for the Central District of California for rescission of the  issuance related to the earn out shares.  See Item 3, “Legal Proceedings.” Under the same agreement, we issued 25,000 shares to Baytree related to the asset acquisition of America’s Biggest, Inc. Baytree waived a cash fee on the America’s Biggest acquisition. Over the past two years, we have not paid to Baytree any other fees for banking and related services and is controlled by Mr. Gardner, one of our principal shareholders.

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

In its review of non-audit service fees and its appointment of CKP as Broadcaster’s independent registered public accounting firm, the Audit Committee considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by CKP for the fiscal years ended June 30, 2008 and 2007, respectively, were approved by the Audit Committee. The following table shows the fees for the fiscal years ended June 30, 2008 and 2007.

	2008		2007
Audit Fees		$120,000		$105,000
Audit Related Fees		—		—
All Other Fees	$		$

Item 15.

Exhibits, Financial Statement Schedules

The following documents are filed as a part of this Report:

•

Financial Statements:

The following consolidated financial statements of Broadcaster, Inc., and Subsidiaries, and the Independent Auditors' Report issued thereon, are incorporated by reference in Part II, Item 7:

Report of Independent Registered Accounting Firm for the year ended June 30, 2007 and June 30 2008

Report of Consolidated Balance Sheets at June 30, 2007 and June 30 2008.

Consolidated Statements of Operations and Comprehensive Loss for the years ended June 30, 2007 and 2008

Consolidated Statements of Stockholders' Equity (Deficiency) for the years ended June 30, 2007 and 2008

Consolidated Statements of Cash Flows for the years ended June 30, 2007 and 2008

Notes to Consolidated Financial Statements

•

Exhibits:

The following exhibits are filed as part of, or incorporated by reference into this Report:

Exhibit Number	Exhibit Title/Note
3.1	Certificate of Incorporation (1)
3.2	Certificate of Amendment to the Certificate of Incorporation (2)
3.3	Certificate of Correction to the Certificate of Amendment (3)
3.4	Bylaws (4)
10.1	Amended and Restated Employment Agreement, dated September 12, 2006, by and between Broadcaster and Martin R. Wade, III (5)
10.2	Amendment No. 1 to Parent Voting Agreement, dated September 18, 2006 by and between AccessMedia Networks, Inc. and certain shareholders of Broadcaster(6)
10.3	Amendment No. 1 to Company Voting Agreement, dated September 18, 2006, by and between Broadcaster, Access Media Networks, Inc. and certain former shareholders of AccessMedia Networks, Inc.(7)

10.4	Amendment to Amended and Restated Agreement and Plan of Merger, dated December 29, 2006 by and between Broadcaster, Inc. and the shareholders of AccessMedia Networks, Inc. (8)
10.5	Consulting Agreement with Baytree Capital Associates, LLC(9)
10.6	Nolan Quan Consulting Agreement(10)
10.7	Houseplans, Inc. Stock Purchase Agreement (11)(12)
10.8	Second Amendment to 2004 Incentive Stock Option Plan (13)
10.9	Broadcaster 2008 Long term Incentive Plan (14)
10.10	Agreement of Merger and Plan of Reorganization, dated August 28, 2008 by and among LLS Acquisition Inc, LampLighter Studios, Inc. and Broadcaster, Inc. (15)
10.11	Stock Purchase Agreement dated as of October 1, 2008 by and among Broadcaster, Inc., Eyecandy, Inc., Sonia Hu and Chun-Wei Shi (16)
10.12	Escrow Agreement dated as of October 1, 2008 by and between Sonia Hu, Chun-Wei Shi, Broadcaster, Inc. and Lehman & Eilen LLP(17)
10.13	Lock Up Letter of Sonia Hu and Chun-Wei Shi dated as of October 1, 2008 (18)
10.14	Voting Trust Agreement dated as of October 1, 2008 by and between Sonia Hu, Chun-Wei Shi and Martin Wade (19)
10.15	Registration Rights Agreement by and between Sonia Hu, Chun-Wei Shi and Broadcaster, Inc.(20)
14.1	Code of Ethics(21)
21	Subsidiaries
23.1	Consent of Choi, Kim & Park, LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
———————
Notes
(1) (2) (3) (4) (5)

Contained in Exhibit 3.1 to Broadcaster’s Annual Report on Form 10KSB filed on October 15, 2007.

Contained in Exhibit 3.2 to Broadcaster’s Annual Report on Form 10KSB filed on October 15, 2007.

Contained in Exhibit 3.3 to Broadcaster’s Annual Report on Form 10KSB filed on October 15, 2007.

Contained in Exhibit 3.4 to Broadcaster’s Annual Report on Form 10KSB filed on October 15, 2007.

Contained in Exhibit 10.1 of Broadcaster’s Current Report on Form 8-K filed on September 22, 2006.

(6)	Contained in Exhibit 10.13 of Broadcaster’s Annual Report on Form 10-KSB filed on October 13, 2006.
(7)	Contained in Exhibit 10.15 of Broadcaster’s Annual Report on Form 10-KSB filed on October 13, 2006.
(8)	Contained in Exhibit 10.2 of Broadcaster’s Current Report on Form 8-K filed on January 4, 2007.
(9)	Contained in Exhibit 10.2 of Broadcaster’s Quarterly Report on Form 10-KSB filed on February 15, 2007.
(10)	Contained in Exhibit 10.3 of Broadcaster’s Quarterly Report on Form 10-KSB filed on February 15, 2007.
(11)	Portions of Section 3.4 have been redacted and are the subject of a Confidential Treatment Request.
(12) (13)

In accordance with SEC rules, we have omitted Exhibits A through F from the Stock Purchase Agreement as schedules and will provide copies to the SEC upon request.

Contained in Exhibit 10.8 to Broadcaster’s Annual Report on Form 10KSB filed on October 15, 2007.

(14)	Contained in Appendix A of Broadcaster’s Proxy Statement filed on May 23,2008
(15)	Contained in Exhibit 10.1 of Broadcaster’s Current Report on Form 8-K filed on September 10, 2008
(16)	Contained in Exhibit 10.1 of Broadcaster’s Current Report on Form 8-K filed on October 8, 2008
(17)	Contained in Exhibit 10.1 of Broadcaster’s Current Report on Form 8-K filed on October 8, 2008
(18)	Contained in Exhibit 10.1 of Broadcaster’s Current Report on Form 8-K filed on October 8, 2008
(19)	Contained in Exhibit 10.1 of Broadcaster’s Current Report on Form 8-K filed on October 8, 2008
(20)	Contained in Exhibit 10.1 of Broadcaster’s Current Report on Form 8-K filed on October 8, 2008
(21)	Contained in Exhibit 14 of Broadcaster’s Current Report on Form 8-K filed on June 8, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 17, 2008

BROADCASTER, INC.

By:	/s/ MARTIN R. WADE, III
Martin R. Wade, III
Chief Executive Officer

In accordance with the Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ MARTIN R. WADE, III	Chairman of the Board of Directors	October 17, 2008
Martin R. Wade, III

/s/ BLAIR MILLS	Chief Financial Officer, (principal financial and accounting officer) and Director	October 17, 2008
Blair Mills

/s/ RICHARD J. BERMAN	Director	October 17, 2008
Richard J. Berman

/s/ ARTHUR CAMIOLO	Director	October 17, 2008
Arthur Camiolo

/s/ LAWRENCE JOHNSON	Director	October 17, 2008
Lawrence Johnson

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title/Note
3.1	Certificate of Incorporation (1)
3.2	Certificate of Amendment to the Certificate of Incorporation (2)
3.3	Certificate of Correction to the Certificate of Amendment (3)
3.4	Bylaws (4)
10.1	Amended and Restated Employment Agreement, dated September 12, 2006, by and between Broadcaster and Martin R. Wade, III (5)
10.2	Amendment No. 1 to Parent Voting Agreement, dated September 18, 2006 by and between AccessMedia Networks, Inc. and certain shareholders of Broadcaster(6)
10.3	Amendment No. 1 to Company Voting Agreement, dated September 18, 2006, by and between Broadcaster, Access Media Networks, Inc. and certain former shareholders of AccessMedia Networks, Inc.(7)
10.4	Amendment to Amended and Restated Agreement and Plan of Merger, dated December 29, 2006 by and between Broadcaster, Inc. and the shareholders of AccessMedia Networks, Inc. (8)
10.5	Consulting Agreement with Baytree Capital Associates, LLC(9)
10.6	Nolan Quan Consulting Agreement(10)
10.7	Houseplans, Inc. Stock Purchase Agreement (11)(12)
10.8	Second Amendment to 2004 Incentive Stock Option Plan (13)
10.9	Broadcaster 2008 Long term Incentive Plan (14)
10.10	Agreement of Merger and Plan of Reorganization, dated August 28, 2008 by and among LLS Acquisition Inc, LampLighter Studios, Inc. and Broadcaster, Inc. (15)
10.11	Stock Purchase Agreement dated as of October 1, 2008 by and among Broadcaster, Inc., Eyecandy, Inc., Sonia Hu and Chun-Wei Shi (16)
10.12	Escrow Agreement dated as of October 1, 2008 by and between Sonia Hu, Chun-Wei Shi, Broadcaster, Inc. and Lehman & Eilen LLP(17)
10.13	Lock Up Letter of Sonia Hu and Chun-Wei Shi dated as of October 1, 2008 (18)
10.14	Voting Trust Agreement dated as of October 1, 2008 by and between Sonia Hu, Chun-Wei Shi and Martin Wade (19)
10.15	Registration Rights Agreement by and between Sonia Hu, Chun-Wei Shi and Broadcaster, Inc.(20)
14.1	Code of Ethics(21)
21	Subsidiaries
23.1	Consent of Choi, Kim & Park, LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
———————
Notes
(1) (2) (3) (4) (5)

Contained in Exhibit 3.1 to Broadcaster’s Annual Report on Form 10KSB filed on October 15, 2007.

Contained in Exhibit 3.2 to Broadcaster’s Annual Report on Form 10KSB filed on October 15, 2007.

Contained in Exhibit 3.3 to Broadcaster’s Annual Report on Form 10KSB filed on October 15, 2007.

Contained in Exhibit 3.4 to Broadcaster’s Annual Report on Form 10KSB filed on October 15, 2007.

Contained in Exhibit 10.1 of Broadcaster’s Current Report on Form 8-K filed on September 22, 2006.

(6)	Contained in Exhibit 10.13 of Broadcaster’s Annual Report on Form 10-KSB filed on October 13, 2006.
(7)	Contained in Exhibit 10.15 of Broadcaster’s Annual Report on Form 10-KSB filed on October 13, 2006.
(8)	Contained in Exhibit 10.2 of Broadcaster’s Current Report on Form 8-K filed on January 4, 2007.
(9)	Contained in Exhibit 10.2 of Broadcaster’s Quarterly Report on Form 10-KSB filed on February 15, 2007.

(10)	Contained in Exhibit 10.3 of Broadcaster’s Quarterly Report on Form 10-KSB filed on February 15, 2007.
(11)	Portions of Section 3.4 have been redacted and are the subject of a Confidential Treatment Request.
(12) (13)

In accordance with SEC rules, we have omitted Exhibits A through F from the Stock Purchase Agreement as schedules and will provide copies to the SEC upon request.

Contained in Exhibit 10.8 to Broadcaster’s Annual Report on Form 10KSB filed on October 15, 2007.

(14)	Contained in Appendix A of Broadcaster’s Proxy Statement filed on May 23,2008
(15)	Contained in Exhibit 10.1 of Broadcaster’s Current Report on Form 8-K filed on September 10, 2008
(16)	Contained in Exhibit 10.1 of Broadcaster’s Current Report on Form 8-K filed on October 8, 2008
(17)	Contained in Exhibit 10.1 of Broadcaster’s Current Report on Form 8-K filed on October 8, 2008
(18)	Contained in Exhibit 10.1 of Broadcaster’s Current Report on Form 8-K filed on October 8, 2008
(19)	Contained in Exhibit 10.1 of Broadcaster’s Current Report on Form 8-K filed on October 8, 2008
(20)	Contained in Exhibit 10.1 of Broadcaster’s Current Report on Form 8-K filed on October 8, 2008
(21)	Contained in Exhibit 14 of Broadcaster’s Current Report on Form 8-K filed on June 8, 2007.