Form 10-Q
period 2008-09-30
BROADCASTER INC
filed 2008-11-14
CIK 814929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of
November 14, 2008, 55,797,379 shares of the issuer’s common stock, par value of $0.001 per share, were outstanding.

BROADCASTER, INC.

AND SUBSIDIARIES

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1     Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets

Condensed Consolidated Statements of Operations and Comprehensive Income / (Loss)

Consolidated Statements of Shareholders' Equity

Condensed Consolidated Statements of Cash Flows

Notes to Condensed Consolidated Financial Statements

Item 2     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 4T  Controls And Procedures

PART II - OTHER INFOMATION

Item 1     Legal Proceedings

Item 2     Unregistered Sales of Equity Securities and Use of Proceeds

Item 3     Defaults Upon Senior Securities

Item 4     Submission of Matters to a Vote of Security Holders

Item 5     Other Information

Item 6     Exhibits

SIGNATURES

INDEX TO EXHIBITS

PART I – FINANCIAL INFORMATION

Item 1

Condensed Consolidated Financial Statements

BROADCASTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2008	June 30, 2008
ASSETS	Unaudited
Current assets:
Cash and cash equivalents	$1,694	$1,829
Receivables, less allowances for doubtful accounts, discounts and returns of $0 as of September 30, 2007 and $0 as of June 30, 2007.	152	—
Notes receivable	—	1,700
Other current assets	240	13
Assets related to discontinued operations	24	181
Total current assets	2,110	3,723
Fixed assets, net	15	—

Intangible assets
Goodwill	904	—
Assets related to Discontinued Operations	253	289
Total assets	$3, 282	$4,012
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$434	647
Due to related party	430	—
Accrued and other liabilities	1,011	986
Liabilities related to discontinued operations	3,135	2,701
Total current liabilities	5,010	4,334

Long-term debt	494	—
Total liabilities	5,504	4,334
Shareholders’ equity
Common stock, no par value; 300,000,000 authorized; 52,797,000 issued and outstanding as of September 30, 2008 and 51,342,000 issued and outstanding as of June 30, 2008.	53	51
Additional paid-in capital	129,068	128,751
Accumulated deficit	(131,645)	(129,426)
Accumulated other comprehensive income	302	302
Total shareholders’ equity	(2,222)	(322)
Total liabilities and shareholders’ equity	$3,282	$4,012

BROADCASTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME / (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three months ended September 30,
	2008	2007
Net revenues	$213	$—
Product costs	57	—
Gross margin	156	—

Costs and expenses
Sales and marketing	1	2
General and administrative	2,042	1,430
Research and development	1	—
Total operating expenses	2,044	1,432
Operating loss	(1,888)	(1,432)

Interest and other, net	34	67
Loss before income tax	—	(1,365)
Income tax (benefit) provision		(259)
Loss from continuing operations	(1,854)	(1,106)

Income (loss) from discontinued operations, net of tax	(365)	(6,997)
Income (loss) from the sale of discontinued operations, net of tax	—	—

Net income (loss)	(2,219)	(8,103)

Other comprehensive income (loss)
Unrealized loss on restricted securities
Foreign currency translation adjustments	—	—
Comprehensive (loss) Income	(2,219)	(8,103)

Basic and diluted earnings (loss) per share
Loss from continuing operations	$(0.03)	$(0.11)
Income (loss) from discontinued operations, net of income tax	(0.01)	(0.02)
Net income (loss)	(0.04)	(0.13)
Shares used in computing basic earnings (loss) per share	52,497	13,345
Shares used in computing diluted earnings (loss) per share	52,497	13,345

BROADCASTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Three months ended September 30, 2008

(In thousands, except share amounts)

	Shares	Common Stock Amount	APIC Amount	Accumulated Deficit	Accumulated Other Comprehen- sive Loss	Total

Balance at July 1, 2008	51,342,453	$51	$128,751	$(129,426)	$302	$(322)
Issuance of common stock related to:
Acquisitions	1,455,000	2	317	—	—	319

Net Income	—	—	—	(2,219)	—	(2,219)
Foreign currency translation adjustment, net of income tax	—	—	—	—	—	—
Balance at September 30, 2008	52,797,453	$53	$129,064	$(131,645)	$302	$(2,222)

BROADCASTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited) The cash that you start with this quarter does not match what we ended with at year end

	Three months ended September 30,
	2008	Restated 2007
Cash flows from operating activities:
Net cash used in operating activities	(1,597)	(3,405)
Cash flows from financing activities:
Repayments of notes	1,450	—
Proceeds from warrants and options exercised	—	217
Net cash provided by financing activities	1,450	(3,185)
Effect of exchange rate change on cash and cash equivalents	—	3
Net (increase) decrease in cash and cash equivalents	(147)	(3,185)
Cash and cash equivalents at beginning of period	1,841	9,387
Cash and cash equivalents at end of the period	$1,694	6,202

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$34	$27

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Capital stock issued in conjunction with acquisition of intangible assets	—	984

BROADCASTER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim condensed consolidated financial statements have been prepared from the records of Broadcaster, Inc., a Delaware corporation, and subsidiaries (“Broadcaster,” “we” or the “Company”) without audit. All significant inter-company balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments, which consist of only normal recurring adjustments, to present fairly the financial position at September 30, 2008 and the results of operations and cash flows for the three months ended September 30, 2008 and 2007, have been made. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008. The results of operations for the three months ended September 30, 2008 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

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

Revenues from art services are recognized when invoiced

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

In accordance with our revenue recognition policy, we have recorded deferred revenues of $0 and $0 as of September 30, 2008 and June 30, 2008, respectively.

BROADCASTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1

Summary of Significant Accounting Policies (Continued)

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

Fair Value of Financial Instruments

On July 1, 2008, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements", except as it applies to the nonfinancial assets and nonfinancial liabilities that are subject to Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 157-2, “Effective Date of FASB Statement No. 157”. These nonfinancial items include assets and liabilities such as a reporting unit measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements. SFAS No. 157 establishes a three-tier hierarchy that draws a distinction between market participant assumptions based on (1) observable quoted prices in active markets for identical assets or liabilities (Level 1), (2) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2), and (3) unobservable inputs that require us to use other valuation techniques to determine fair value (Level 3).

Reclassifications

Reclassifications have been made to the amounts reported for the three months ended September 30, 2007 to conform to the current period’s presentation. The amounts reported for the three months ended September 30, 2007 and 2008 present results of operations of the discontinued operations of Broadcaster Interactive Group (“BIG”) and AccessMedia.

Reverse Stock Split

All references to shares of common stock including per share amounts have been adjusted to give effect to a one-for-two reverse stock split in June 2007.

2.     STOCK BASED AWARDS

The Company accounts for stock based compensation expense in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense in the statement of operations for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values. Stock-based compensation expense  recognized under SFAS 123(R) in the unaudited condensed consolidated statement of operations was $0 and $610,000 for the three months ended September 30, 2008 and three months ended September 30, 2007 respectively.

BROADCASTER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.     STOCK BASED AWARDS (Continued)

The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis. SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statements of operations. Our stock-based compensation expense also includes compensation expense for the share-based payment awards granted based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the consolidated statement of operations for the three months September 30, 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

3.     DISCONTINUED OPERATIONS

Shutdown of Broadcaster Interactive Group Inc. “BIG” and discontinued operations of AccessMedia

In December 2007 we shut down BIG due to poor performance.  BIG and AccessMedia have been accounted for as discontinued operations.

4.     ACQUISITIONS

Lamplighter Acquisition

On August 28, 2008, Broadcaster completed its acquisition of Lamplighter.  Broadcaster accounted for the business combination as a purchase.

The purchase price for accounting purposes of approximately $319,000  was comprised as follows:

(In thousands)
Description	Amount

Fair value of common stock	$319
Direct transaction costs	—
Total	$319

The value of Lamplighter’s net tangible and intangible assets was based upon their estimated fair value as of the date of the completion of the business combination. The estimated fair value was independent of the preliminary values historically recorded on the books and records of Lamplighter. The allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values was as follows:

(In thousands)
Description	Amounts (unaudited)

Cash acquired	$26
Other tangible assets acquired	112
Goodwill	904
Liabilities assumed	(723)
Total	$319

BROADCASTER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

EyeCandy Acquisition

On October 1, 2008, Broadcaster completed the purchase of Eyecandy, Inc. (“Eyecandy”). Broadcaster will account for the business combination as a purchase.

The purchase price for accounting purposes of approximately $1,440,000   was comprised as follows:

(In thousands)
Description	Amount

Fair value of common stock	$1,440
Direct transaction costs	—
Total	$1,440

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

Goodwill

In accordance with SFAS No. 142, Goodwill and Intangible Assets, goodwill is being assessed for impairment on a quarterly basis. We recognized $0 and $5,200,000 of goodwill impairment during the three months ended September 30, 2008 and the three months ended September 30, 2007 respectively. Goodwill impairment during the three months ended September 30, 2007 related to the AccessMedia acquisition.

At September 30, 2008 and June 30, 2008 we reported goodwill of $904,000 and $0 respectively.  All of the goodwill at September 30, 2008 related to the acquisition of LampLighter.

8.     DEBT

The following table details our outstanding debt as of September 30:

(In thousands)
	As of September 30, 2008	As of September 30, 2007
Short-term
Demand notes payable to related party	1,725	$1,725
Subtotal short-term	1,725	$1,725
Grand total	1,725	$1,725

Demand notes payable consisted of a 4% secured note payable to Mr. Nolan Quan, one of our principal shareholders, and are secured by the assets of the Company. As of September 30, 2008, the demand note payable was accounted for in Liabilities Related to Discontinued Operations,

BROADCASTER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.     EARNINGS PER SHARE – POTENTIALLY DILUTIVE SECURITIES

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

	Three Months Ended September 30,
	2008	2007
Basic weighted average shares outstanding	51,305	51,207
Total stock options outstanding	2,305	4,357
Less: anti dilutive stock options due to loss	(2,305)	(4,357)
Total warrants outstanding	1,122	1,349
Less: anti dilutive warrants due to loss	(1,122)	(1,349)
Diluted weighted average shares outstanding	51,305	51,207

10.     STOCK-BASED AWARDS

The Company has two stock option plans with outstanding awards, The 2004 Incentive Stock Option Plan (the “2004 Plan”) adopted during fiscal 2004 and the 2008 Long Term Incentive Plan (the “2008 Plan”) adopted at the annual meeting of shareholders on  August  19, 2008. The purpose of the 2004 and the 2008 Plans are to further the growth and general prosperity of Broadcaster by enabling our  employees, directors and consultants to acquire our common stock, increasing their personal involvement in the Company and thereby enabling Broadcaster to attract, motivate  and retain our employees, directors and consultants. We had a 1993 Incentive Option Plan which is no longer used.

Broadcaster believes that the ability to grant incentive awards to its employees, directors and consultants is critically important. We hope to offer incentive compensation to such individuals on par with those provided by our competition and others in the high-tech industry. Stock options are granted at an exercise price equivalent to the closing fair market value on the date of grant. All options are granted at the discretion of the Company’s Board of Directors and have a term of not greater than 10 years from the date of grant. Options are exercisable when vested. Vesting requires continuous employment up to the vesting date and the vesting schedule is determined by the Board of Directors at the time of each option grant.

The Plans

The 2004 Plan provided for the granting of options to purchase up to an aggregate of 10,500,000 shares of common stock to employees, directors and other service providers of Broadcaster. The 2008 Plan provides for the granting of awards in the form of stock options, restricted stock, restricted stock units and other stock-based awards to purchase up to an aggregate of 10,000,000 shares of common stock to employees, directors and consultants. Any awards that expire prior to exercise will become available for new grants from the “pool” of options. Options that are granted under the 2004 Plan or 2008 Plan may be either options that qualify as incentive stock options under the Internal Revenue Code (“Incentive Options”), or those that do not qualify as such incentive stock options (“Non-Qualified Options”).

The Incentive Options may not be granted at a purchase price less than the fair market value of the common stock on the date of the grant (or, for an option granted to a person holding more than 10% of the Company’s voting stock, at less than 110% of fair market value) and Non-Qualified Options may not be granted at a purchase price less than 85% of fair market value on the date of grant. As a matter of policy, Broadcaster’s Board of Directors will not grant options at less than fair market value. The term of each option, under the 2004 Plan and 2008 Plan , which is fixed at the date of grant, may not exceed 10 years from the date the option is granted (by law, an Incentive Option granted to a person holding more than 10% of the Company’s voting stock may be exercisable only for five years). As of the date of this Report, 8,194,568 options remain available for grant under the 2004 Plan and 10,000,000 awards remain available for issuance under the 2008 Plan.

The following table summarizes outstanding options at September 30, 2008.

	Number of Shares	Weighted Average Exercise Price
Outstanding, June 30, 2008	2,305,432	$1.96
Outstanding, September 30, 2008	2,305,432	$1.96

BROADCASTER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.     STOCK-BASED AWARDS (Continued)

The following table summarizes outstanding options at September 30, 2008.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($000’s)

Outstanding	2,305,432	2.39	7.9	—
Vested and Expected to Vest	2,305,432	2.39	7.9	—
Exercisable	2,305,432	2.39	7.9	—

At September 30, 2008, the Company had $0 of unrecognized compensation expense, net of forfeitures, related to stock options.

Warrants

Warrants have been granted from time to time in conjunction with financings, debt settlements, Board of Directors and employee compensation and consulting arrangements. The following table summarizes warrant activity for the three months ended September 30, 2008.

	Number of Warrants	Average Exercise Price
Outstanding, June 30, 2008	1,145,477	$5.07
Expired	23,334	0.75
Outstanding, September 30, 2008	1,122,143	$5.18

Other Information Regarding Stock Options and Warrants

Additional information regarding stock options and warrants outstanding as of September 30, 2008 is as follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
$0.0-$2.97	2,230,432	7.8	1.91	2,230,432	1.91
$2.9701-$5.94	75,000	7.8	3.50	75,000	3.50
	2,305,432		1.96	2,305,432	1.96

Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
$0.0-$2.97	625,000	1.66	625,000	1.66
$2.97-$5.94	300,000	3.95	300,000	3.95
$8.91-$11.88	62,500	10.00	62,500	10.00
$11.88-$14.85	62,500	19.96	62,500	19.96
$26.73-$29.70	72,143	29.56	72,143	29.56
	1,122,143	5.18	1,122,143	5.18

BROADCASTER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.     STOCK-BASED AWARDS (Continued)

The fair value of each option granted was estimated on the date of the grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Three Months Ended September 30,
	2008	2007
Risk-free interest rates	—	4.26%
Expected dividend yields	—	—
Expected volatility	—	85%
Expected option life (in years)	—	5.0

There were no grants made during the quarter ended September 30, 2008. The weighted average fair value as of the grant date for grants made during the quarter ended September 30, 2007 was $2.15.

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the information contained in the Financial Statements and related notes included elsewhere in this Form 10-Q.

Overview

We are primarily engaged in two new lines of business, the game development business and the telecommunications business.  During the quarter ended September 30, 2008, substantially all of our revenue was derived from our subsidiary, LampLighter Studios, Inc that was acquired in August 2008 and is an art service company that provides graphic art for online games, cell phone games, video games and commercial projects.  In October 2008, we entered into the telecommunications business in China with our acquisition of Eyecandy Media, Inc., a company focused on providing video technology and value added services for interactive media. Until recently, we were solely engaged in the operation of a Social Video Network over the Internet which business has been discontinued. All of our revenue derived for the quarter ended September 30, 2007 was derived from our discontinued operations as an Internet based business which included the operation of a Social Video Network over the Internet through our wholly owned subsidiary BIG and an Internet based business which provided entertainment content and old television shows and other media through our other subsidiary, Access Media.  We have not added new content to the website and have not derived revenue from this site and so it is being reflected as a discontinued operation despite the fact that we still have registered users that continue to use the website. Prior to November 2006, AccessMedia’s business model consisted of an online entertainment portal that charged users a monthly subscription fee. In November 2006, we decided to focus our efforts and resources related to building a user base. Because of this, we incorporated Broadcaster Interactive Group, Inc., which focused on building innovative products online and offering our community numerous content offerings. AccessMedia’s business ceased marketing new subscriptions and no more support was required for its website. In December 2007 we substantially reduced the operations of BIG and as of June 30, 2008 the operations of BIG have been reflected as discontinued operations.

Highlights for the three months ended September 30, 2008 consisted of:

•

Revenue of $213,000 derived from our game development business

•

Increase of intangible assets of $904,000 due to the goodwill derived from the acquisition of LampLighter Studios, Inc.

•

Gross margin of $156,000 from continuing operations

•

General and administrative expenses of $2,042,000 comprised primarily of legal expenses in connection with litigation.  See. Item 1 “Legal Proceedings.”

Highlights subsequent to September 30, 2008 consisted of:

•

Acquisition of Eyecandy, Inc.

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

•

Revenues from art services are recognized when invoiced.

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

Results of Operations

The following tables set forth our results of operations that have been adjusted to reflect the discontinued operations of BIG and AccessMedia for the three months ended September 30, 2008 and 2007.

Three months ended September 30, 2008 compared to the Three months ended September 30, 2007.

(In Thousands)
	Three Months Ended September 30,
	2008		2007		$ Change from
	$	As % of sales	$	As % of sales	Variance	%

Net revenues	$213	100	—	—%	213	—%
Product cost	57	27	—	—%	57	—%
Gross margin	156	73	—	—%	156	—%

Research and Development	1	—	—	—%	1	—%
Sales and marketing	1	—	2	—%	(1)	50%
General and administrative	2,042	959	1,430	—%	612	(43)%

Total operating Expenses	2,044	960	1,432	—%	612	(43)%

Loss	(1,888)	(886)	(1,432)	—%	(456)	(32)%

Other income (expenses)	34	16	67		(33)	(49)
Interest and other, net				—%		%

Total other income (loss)	34	16	67	—%	(33)	49%

Loss before income tax benefit	(1,854)	(870)	(1,365)	—%	(489)	(36)%

Income tax benefit	—	—	(259)	—%	259	100%

Loss from continuing operations	(1,854)	(870)	(1,106)	—%	(748)	68%

Loss from discontinued operations, net of income tax	(365)	(171)	(6,997)	—%	6,632	95%
Net loss	(2,219)	(1,042)	(8,103)	—%	5,884	73%

Loss

Operating Loss for the three months ended September 30, 2008 was $1,888,000 as compared to loss of $1,432,000for the three months ended September 30, 2007. The increase in the operating loss for the three months ended September 30, 2008 is attributed to an increase  in general and administrative expenses offset by  an increase in operating revenue.  Net loss for the three months ended September 30, 2008 was $2,219,000 as compared to net loss of $8,103,000 for the three months ended September 30, 2007. The decrease in net loss for the three months ended September 30, 2008 is primarily attributed to the recognition in 2007 of impairment relating to the valuation of AccessMedia, and the costs of operating BIG, which is classified as a discontinued operation.

Net Revenues

We acquired Lamplighter on August 28, 2008. Lamplighter’s net revenues from the date of acquisition until September 30, 2008, amounted to $207,000. Revenues from BIG and AccessMedia have been included in discontinued operations.

Gross Margin

Our consolidated gross margin for continuing operations was $156,000 or 73% of net revenues. Product costs primarily represent personnel related costs.

Sales and Marketing

Sales and marketing expenses for continued operations were $1,000 and $2,000 for the three months ended September 30, 2008 and 2007 and $0 and $604,000 with respect to discontinued operations for the three months ended September 30, 2008 and 2007, respectively.

General and Administrative

General and administrative expense consists primarily of salaries and related expenses for administrative, finance, legal, human resources and executive personnel, fees for professional services and costs of accounting and internal control systems to support its operations. Expenses have increased primarily as a result of increased legal expenses which were offset by decreased salary expense due to a reduction in work force and increased amortization of assets during the three months ended September 30, 2007 with respect to assets of AccessMedia, which have been fully written down at the end of fiscal 2008. Amortization expenses were $0 and $655,000 for the three months ended September 30, 2008 and 2007, respectively. Legal and professional fees were $896,000 and $136,000 for the three months ended September 30, 2008 and 2007, respectively.

Interest and other, net

Interest and other, net, changed from a net gain of $67,000 to a net gain of $34,000 for the three months ended September 30, 2007 and September 30, 2008 respectively. This was due to a decrease in cash balances. Our interest expenses included $17,000 for the three months ended September 30, 2008, related to a loan from Mr. Nolan Quan.

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

We recorded income tax benefit of $0 and $259,000 for the three months ended September 30, 2008 and 2007, respectively. The tax benefit for the quarter ended September 30, 2007 primarily represented the release of deferred tax provision on amortization of intangible assets.

We have not recorded a tax benefit for domestic tax losses because of the uncertainty of realization. We adhere to SFAS No. 109, Accounting for Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Consistent with our past practice, we have recorded a full valuation allowance at September 30, 2008 as the realizeability of our net operating loss carry-forwards is not determinable.

Discontinued Operations

(Loss) from discontinued operations, net of income tax

Access Media and BIG

Access Media and BIG ceased operations in December 2007.  The results of operations for the quarter ended September 30, 2007 have been revised to reflect Access Media and BIG as discontinued operations.

As a result of BIG being disclosed as a discontinued operation certain amounts paid to Alchemy Communications, Inc., a company controlled by Mr. Nolan Quan, one of our principal shareholders, have been reclassified to discontinued operations. During the three months ended September 30, 2007, amounts paid to Alchemy included Internet connectivity, hosting services, programming services and equipment and office facilities (to October 31, 2007), as well as sales and marketing and general and administrative. The amounts paid for the three months ended September 30, 2008 were $0.

Liquidity and Capital Resources

Net cash used in operating activities was $1,597,000 for the three months ended September 30, 2008 in contrast to $3,405,000 for the three months ended September 30, 2007.

No cash was used or provided by investing activities for the three months ended September 30, 2008 and 2007.  Our net cash provided by financing activities was $1,450,000 and $217,000 for the three months ended September 30, 2008 and 2007, respectively, reflecting the proceeds from options and warrants exercises.

To achieve our growth objectives, we are considering different strategies, including growth through acquisitions. As a result, we are evaluating and we will continue to evaluate other companies and businesses for potential synergies that would add value to our existing operations.

At September 30, 2008, we had $1,694,000 in cash and cash equivalents which together with anticipated revenue from operations is projected to meet all of our working capital needs for the next twelve months.

At November 1, 2008, we had $1,372,000 in cash and cash equivalents which together with anticipated revenue from operations is projected to meet all of our working capital needs for the next twelve months.

Notwithstanding our current negative cash flow, based on cash on hand, anticipated revenue from new continuing operations and cost reductions, we expect we will have sufficient capital for the next twelve months. However, if we use our cash for acquisitions or our newly acquired businesses require funding in addition to or at times not anticipated, we may require additional financing. We expect that any additional financing will require us to issue common stock, convertible debt or convertible preferred stock, which will dilute our existing shareholders. We also expect that we will attempt to use securities as consideration for future acquisitions as opposed to cash.  We believe that we will be able to obtain any additional financing required on competitive terms particularly if we are successful in improving our financial performance. In addition, we will continue to seek opportunities and discussions with third parties concerning the sale or license of certain product lines and/or the sale or license of a portion of our assets.

We have no material commitments for capital expenditures except for those required to support the normal operating activities.

Related Person Transactions

During the first three months ended September 30, 2007 we received services from Alchemy, a company controlled by Mr. Nolan Quan, one of our principal shareholders. We did not receive any such services during the three months ended September 30, 2008. For the three months ended September 30, 2007, we incurred $409,000 of expenses related to Alchemy. For the three months ended September 30, 2008 and 2007, we incurred $17,000 in interest related to a loan from Mr. Quan and for the three months ended September 30, 2007 we incurred consulting fees of $6,000 payable to Mr. Quan. The interest relates to a debt owed to Mr. Quan in the principal amount of $1,725,000 evidenced by demand promissory notes bearing 4% per annum interest and secured by the company’s assets. During the three months ended September 30, 2007, we incurred $14,000 in legal fees from Ms. Elaine Rosen. In addition, for the three months ended September 30, 2007, we paid Mr. Kevin Rosen-Quan $14,800 as our Executive Producer. Ms. Rosen and Mr. Rosen-Quan are the wife and son of Mr. Nolan Quan, one of our principal shareholders.

Shared Services

During the three months ended September 30, 2008 and 2007, the Company shared office space with several companies associated with Alchemy and certain of the defendants named in our recent litigation in which we are also named as a defendant.  In addition, these same individuals and entities utilized common consultants for the provision of certain services.  Regardless of these commonalities, the Company does not believe that these entities or individuals fall within the definition of a related party.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including our future operations and our liquidity. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. When used in this report, the words “will,” “believe,” “anticipate,” “plan,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Although we believe that our plans, intentions, and expectations reflected in or suggested by the forward-looking statements we make in this report are reasonable, we cannot assure you that these plans, intentions, or expectations will be achieved. Actual results may differ materially from those stated in these forward-looking statements as a result of a variety of factors including acceptance by consumers of our current and future products, including our new business lines, and our ability to complete development of new products. Investors should also review the risk factors contained herein and in our Form 10-K for the year ended June 30, 2008 and the additional risk factors contained in this Report. We do not undertake any duty to update these forward-looking statements.

Item 4T

Controls And Procedures

(a)

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such  term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as of September 30, 2008, the end of the period covered by this quarterly report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

(b)

We have evaluated our accounting procedures and control processes in place as of   September 30, 2008 related to material transactions to ensure they are recorded timely and accurately in the financial statements. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in   paragraph (a) above.

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

The Company and/or its officers and directors are named as defendants in four actions (described below) which appear to relate to certain actions taken by the Company’s shareholders with regard to the composition of the Board of Directors. On December 21, 2007 shareholders of Broadcaster representing 58% of the voting power of the outstanding voting stock of Broadcaster executed and delivered a written consent removing Dr. Vincent Orza and Paul Goodman from the board of directors of Broadcaster effective March 5, 2008. On December 21, 2007, the Company filed with the Securities and Exchange Commission an Information Statement on Schedule 14C describing the action taken by such shareholders to remove Messrs. Orza and Goodman. On February 13, 2008 the Securities and Exchange Commission authorized the mailing to the shareholders of the Company of the definitive Information Statement, and on February 14, 2008, a definitive Information Statement was mailed to the shareholders of Broadcaster advising them that Messrs. Orza and Goodman would be removed from the Board of Directors on March 5, 2008 by reason of the consents from a majority of the shareholders on December 21, 2007, without any further action.

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

On February 15, 2008, one of our shareholders and former advisors, Baytree Capital Associates, LLC, (“Baytree”) filed a shareholders derivative action in Federal Court in the Southern District of New York against the Company and certain of its officers and directors, as well as several other individual and corporate defendants. The Complaint sought monetary damages on behalf of the Company  in “an amount to be established at trial but not less than $22,630,000” for allegations of breaches of fiduciary duties, waste of corporate assets, self-dealing, conversion, restitution and disgorgement, and violations of the securities laws. Additionally, the Complaint alleges violations of RICO and seeks treble damages for those violations. Baytree sought and obtained an ex parte Temporary Restraining Order restraining Defendants from transferring assets. That Order was thereafter modified by the Court. Upon motion made by the Company, this case was transferred to the United States District Court for the Central District of California. On August 18, 2008, the Court issued an order denying Baytree’s motion for a preliminary injunction, and, as a result of this order, the TRO was terminated. Subsequently, a motion to dismiss the complaint for failure to state a claim was granted on September 29, 2008. Baytree was given leave to amend and filed an amended complaint on October 20, 2008 continuing to allege violations of the securities laws and breaches of fiduciary duties and seeking the same monetary relief as requested in the original Complaint but eliminating all of the previously asserted RICO claims. Broadcaster continues to believe that the action is without merit and intends to defend the action vigorously. Due to the uncertainty surrounding the litigation process, and the early stage of this matter, no reasonable estimate of loss is currently available.

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

On September 19, 2008, we filed in the United States District Court for the Central District of California,  a claim for rescission against Baytree Capital Associates LLC and cross claim defendants Software People, LLC, Broadcaster, LLC, Trans Global Media, LLC, AccessMedia Technologies, LLC and Michael Gardner requesting  return of various shares issued by the Company to those parties.

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

Date: November 14, 2008

BROADCASTER, INC.

By:	/s/ MARTIN W ADE , III
Martin Wade, III
Chief Executive Officer

By:	/s/ B LAIR M ILLS
Blair Mills
Chief Financial Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002