Form 10-Q
period 2008-12-31
BROADCASTER INC
filed 2009-02-17
CIK 814929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from: ____________ to ____________

Commission File Number 0-15949

———————

BROADCASTER, INC.

(Exact name of small business issuer as specified in its charter)

———————

Delaware	94-2862863
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

353 Bel Marin Keys Boulevard, Suite 9, Novato, California 94949

(Address of principal executive offices)

(415) 883-8369

(Issuer’s telephone number)

9201 Oakdale Avenue, Suite 200, Chatsworth, California 91311

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of February 13, 2009, 55,797,379 shares of the issuer’s common stock, par value of $0.001 per share, were outstanding.

BROADCASTER, INC.

AND SUBSIDIARIES

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.      Condensed Consolidated Financial Statements

1

Condensed Consolidated Balance Sheets

1

Condensed Consolidated Statements of Operations and Comprehensive Income / (Loss)

2

Consolidated Statements of Shareholders' Deficiency

4

Condensed Consolidated Statements of Cash Flows

5

Notes to Condensed Consolidated Financial Statements

6

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

15

Item 4T.   Controls and Procedures

20

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings

21

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

22

Item 3.      Defaults Upon Senior Securities

22

Item 4.      Submission of Matters to a Vote of Security Holders

22

Item 5.      Other Information

22

Item 6.      Exhibits

23

SIGNATURES

24

INDEX TO EXHIBITS

PART I – FINANCIAL INFORMATION

Item 1.

Condensed Consolidated Financial Statements

BROADCASTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31, 2008	June 30, 2008
ASSETS	Unaudited
Current assets:
Cash and cash equivalents	$631	$1,829
Receivables, less allowances for doubtful accounts, discounts and returns of $0 as of December 31, 2008 and $0 as of June 30, 2008.	354	—
Notes receivable	—	1,700
Other current assets	183	13
Assets related to discontinued operations	61	181
Total current assets	1,229	3,723
Fixed assets, net	29	—

Intangible assets
Goodwill	1,458	—
Assets related to Discontinued Operations	253	289
Total assets	$2,969	$4,012
LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current liabilities:
Trade accounts payable	$1,064	$647
Accrued and other liabilities	1,137	986
Liabilities related to discontinued operations	3,125	2,701
Total current liabilities	5,326	4,334

Long-term debt	314	—
Total liabilities	5,640	4,334
Shareholders’ deficiency
Common stock, no par value; 300,000,000 authorized; 55,797,000 issued and outstanding as of December 31, 2008 and 51,342,000 issued and outstanding as of June 30, 2008.	56	51
Additional paid-in capital	129,605	128,751
Accumulated deficit	(132,631)	(129,426)
Accumulated other comprehensive income	299	302
Total shareholders’ deficiency	(2,671)	(322)
Total liabilities and shareholders’ deficiency	$2,969	$4,012

See Notes to Condensed Consolidated Financial Statements

BROADCASTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME / (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three months ended December 31,
	2008	2007
Net revenues	$411	$—
Product costs	280	—
Gross margin	131	—

Costs and expenses
Sales and marketing	4	—
General and administrative	1,195	636
Research and development	2	—
Total operating expenses	1,201	636
Operating loss	(1,070)	(636)

Interest and other, net	(28)	27
Impairment	—	(62,992)
Loss before income tax	(1,098)	(63,601)
Income tax (benefit) provision	60	(259)
Loss from continuing operations	(1,158)	(63,342)

Income (loss) from discontinued operations, net of tax	(97)	(9,982)

Net income (loss)	(1,255)	(73,324)

Other comprehensive income (loss)
Foreign currency translation adjustments	(3)	—
Comprehensive (loss) Income	$(1,258)	$(73,324)

Basic and diluted earnings (loss) per share
Loss from continuing operations	$(0.02)	$(1.24)
Income (loss) from discontinued operations, net of income tax	(0.00)	(0.19)
Net income (loss)	(0.02)	(1.43)
Shares used in computing basic earnings (loss) per share	55,732	51,186
Shares used in computing diluted earnings (loss) per share	55,732	51,186

See Notes to Condensed Consolidated Financial Statements

BROADCASTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME / (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Six months ended December 31,
	2008	2007
Net revenues	$618	$—
Product costs	333	—
Gross margin	285	—

Costs and expenses
Sales and marketing	5	—
General and administrative	3,057	1,373
Research and development	3	—
Total operating expenses	3,065	1,373
Operating loss	(2,780)	(1,373)

Interest and other, net	5	76
Impairment	—	(68,192)
Loss before income tax	(2,775)	(69,489)
Income tax (benefit) provision	60	(518)
Loss from continuing operations	(2,835)	(68,971)

Income (loss) from discontinued operations, net of tax	(370)	(12,605)

Net income (loss)	(3,205)	(81,576)

Other comprehensive income (loss)
Unrealized loss on restricted securities
Foreign currency translation adjustments	(3)	3
Comprehensive (loss) Income	(3,208)	(81,573)

Basic and diluted earnings (loss) per share
Loss from continuing operations	$(0.05)	$(1.35)
Income (loss) from discontinued operations, net of income tax	(0.01)	(0.25)
Net income (loss)	(0.06)	(1.60)
Shares used in computing basic earnings (loss) per share	53,795	51,128
Shares used in computing diluted earnings (loss) per share	53,795	51,128

See Notes to Condensed Consolidated Financial Statements

BROADCASTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Six months ended December 31, 2008

(In thousands, except share amounts)

	Shares	Common Stock Amount	APIC Amount	Accumulated Deficit	Accumulated Other Comprehen- sive Loss	Total

Balance at July 1, 2008	51,342,453	$51	$128,751	$(129,426)	$302	$(322)
Issuance of common stock related to:
Acquisitions	4,455,000	5	854	—	—	859

Net loss	—	—	—	(3,205)	—	(3,205)
Foreign currency translation adjustment, net of income tax	—	—	—	—	(3)	(3)
Balance at December 31, 2008	55,797,453	$56	$129,605	$(132,631)	$299	$(2,671)

See Notes to Condensed Consolidated Financial Statements

BROADCASTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended December 31,
	2008	Restated 2007
Cash flows from operating activities:
Net cash used in operating activities	$(2,674)	$(3,405)
Cash flows from investing activities:
Acquisition of subsidiaries	26	—
Net cash provided by investing activities	26	--
Cash flows from financing activities:
Repayments of notes	1,450	—
Proceeds from warrants and options exercised	—	217
Net cash provided by financing activities	1,450	217
Effect of exchange rate change on cash and cash equivalents	—	3
Net (increase) decrease in cash and cash equivalents	(1,198)	(3,185)
Cash and cash equivalents at beginning of period	1,829	9,387
Cash and cash equivalents at end of the period	$631	6,202

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$34	$27

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Capital stock issued in conjunction with acquisition of intangible assets	—	984
Capital stock issued in conjunction with acquisition of subsidiary companies	859	—

See Notes to Condensed Consolidated Financial Statements

BROADCASTER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim condensed consolidated financial statements have been prepared from the records of Broadcaster, Inc., a Delaware corporation, and subsidiaries (“Broadcaster,” “we” or the “Company”) without audit. All significant inter-company balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments, which consist of only normal recurring adjustments, to present fairly the financial position at December 31, 2008 and the results of operations and cash flows for the three and six months ended December 31, 2008 and 2007, have been made. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008. The results of operations for the three and six months ended December 31, 2008 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

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

BROADCASTER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In accordance with our revenue recognition policy, we have recorded deferred revenues of $0 and $0 as of December 31, 2008 and June 30, 2008, respectively.

Concentrations

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents and receivables. At times, cash balances held at financial institutions are in excess of federally insured limits.

During the six months ended December 31, 2008 three customers individually accounted for more than 10% of revenues (50%, 16% and 14%).

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

Fair Value of Financial Instruments

On July 1, 2008, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements" , except as it applies to the nonfinancial assets and nonfinancial liabilities that are subject to Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 157-2, “ Effective Date of FASB Statement No. 157 ”. These nonfinancial items include assets and liabilities such as a reporting unit measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements. SFAS No. 157 establishes a three-tier hierarchy that draws a distinction between market participant assumptions based on (1) observable quoted prices in active markets for identical assets or liabilities (Level 1), (2) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2), and (3) unobservable inputs that require us to use other valuation techniques to determine fair value (Level 3).

Reclassifications

Reclassifications have been made to the amounts reported for the three and six months ended December 31, 2007 to conform to the current period’s presentation. The amounts reported for the three months ended December 31, 2007 and 2008 present results of operations of the discontinued operations of Broadcaster Interactive Group (“BIG”) and AccessMedia.

Reverse Stock Split

All references to shares of common stock including per share amounts have been adjusted to give effect to a one-for-two reverse stock split in June 2007.

BROADCASTER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.   STOCK BASED AWARDS

The Company accounts for stock based compensation expense in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense in the statement of operations for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values. Stock-based compensation expense recognized under SFAS 123(R) in the unaudited condensed consolidated statement of operations was $0 and $610,000 for the three months ended December 31, 2008 and three months ended December 31, 2007 respectively.

The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis. SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statements of operations. Our stock-based compensation expense also includes compensation expense for the share-based payment awards granted based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the consolidated statement of operations for the three months December 31, 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

3.   DISCONTINUED OPERATIONS

Shutdown of Broadcaster Interactive Group Inc. (“BIG”) and discontinued operations of AccessMedia

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

The calculation is based upon the issuance of 1,455,000 shares of Broadcaster stock on August 28, 2008 in connection with the acquisition.

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

The purchase price for accounting purposes of approximately $540,000 was comprised as follows:

(In thousands)
Description	Amount

Fair value of common stock	$540
Direct transaction costs	—
Total	$540

The calculation is based upon the issuance of 3,000,000 shares of Broadcaster stock on October 1, 2008 in connection with the acquisition.

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

BROADCASTER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.   INTANGIBLE ASSETS (CONTINUED)

Goodwill

In accordance with SFAS No. 142, Goodwill and Intangible Assets, goodwill is being assessed for impairment on a quarterly basis. We recognized $0 and $62,992,000 of goodwill impairment during the three months ended December 31, 2008 and the three months ended December 31, 2007 respectively and $0 and $68,192,000 during the six months ended December 31, 2008 and the six months ended December 31, 2007 respectively. Goodwill impairment during the three months ended and six months ended December 31, 2007 related to the AccessMedia acquisition.

At December 31, 2008 and June 30, 2008 we reported goodwill of $1,458,000 and $904,000 respectively. All of the goodwill at June 30, 2008 related to the acquisition of LampLighter.

8.   DEBT

The following table details our outstanding debt as of December 31:

(In thousands)
	As of December 31, 2008	As of December 31, 2007
Short-term
Demand notes payable to related party	$1,725	$1,725
Subtotal short-term	$1,725	$1,725
Grand total	$1,725	$1,725

Demand notes payable consisted of a 4% secured note payable to Mr. Nolan Quan, one of our principal shareholders, and are secured by the assets of the Company. As of December 30, 2008, the demand note payable was accounted for in Liabilities Related to Discontinued Operations,

9.   EARNINGS PER SHARE – POTENTIALLY DILUTIVE SECURITIES

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

	Three Months Ended December 31,
	2008	2007
Basic weighted average shares outstanding	55,732	51,186
Total stock options outstanding	2,305	4,120
Less: anti dilutive stock options due to loss	(2,305)	(4,120)
Total warrants outstanding	1,122	1,349
Less: anti dilutive warrants due to loss	(1,122)	(1,349)
Diluted weighted average shares outstanding	55,732	51,186

BROADCASTER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.   EARNINGS PER SHARE – POTENTIALLY DILUTIVE SECURITIES (CONTINUED)

	Six Months Ended December 31,
	2008	2007
Basic weighted average shares outstanding	53,795	51,128
Total stock options outstanding	2,305	4,120
Less: anti dilutive stock options due to loss	(2,305)	(4,120)
Total warrants outstanding	1,122	1,349
Less: anti dilutive warrants due to loss	(1,122)	(1,349)
Diluted weighted average shares outstanding	53,795	51,128

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

BROADCASTER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.   STOCK-BASED AWARDS (CONTINUED)

The following table summarizes outstanding options at December 31, 2008.

	Number of Shares	Weighted Average Exercise Price
Outstanding, June 30, 2008	2,305,432	$1.96
Granted	—	—
Exercised	—	—
Cancelled	—	—
Outstanding, December 31, 2008	2,305,432	$1.96

The following table summarizes options outstanding, vested and expected to vest and exercisable at December 31, 2008.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($000’s)

Outstanding	2,305,432	2.39	7.9	—
Vested and Expected to Vest	2,305,432	2.39	7.9	—
Exercisable	2,305,432	2.39	7.9	—

At December 31, 2008, the Company had $0 of unrecognized compensation expense, net of forfeitures, related to stock options.

Warrants

Warrants have been granted from time to time in conjunction with financings, debt settlements, Board of Directors and employee compensation and consulting arrangements. The following table summarizes warrant activity for the three months ended December 31, 2008.

	Number of Warrants	Average Exercise Price
Outstanding, June 30, 2008	1,145,477	$5.07
Expired	23,334	0.75
Outstanding, December 31, 2008	1,122,143	$5.82

BROADCASTER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.   STOCK-BASED AWARDS (CONTINUED)

Other Information Regarding Stock Options and Warrants

Additional information regarding stock options and warrants outstanding as of December 31, 2008 is as follows:

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

The fair value of each option granted was estimated on the date of the grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Three Months Ended December 31,
	2008	2007
Risk-free interest rates	—	4.26%
Expected dividend yields	—	—
Expected volatility	—	85%
Expected option life (in years)	—	5.0

	Six Months Ended December 31,
	2008	2007
Risk-free interest rates	—	4.26%
Expected dividend yields	—	—
Expected volatility	—	85%
Expected option life (in years)	—	3.3

On October 1, 2008, the Board of Directors authorized the grant of options to purchase 1.4 million shares of common stock. At December 31, 2008 these options had not been granted. On December 18, 2008, the Board of Directors authorized the grant of 3,200,000 shares of restricted stock. At December 31, 2008 the restricted stock had not been granted. There were no grants made during the quarter ended December 31, 2007.

BROADCASTER, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.   SEGMENT INFORMATION

We have two operating segments: Art Services, which comprises Lamplighter Studios and Telecommunications, which comprises Eyecandy. The table below also includes as segment called Corporate and Discontinued, which contains revenues, expenses and assets which cannot be specifically attributed to an operating segment as well as the revenues, expenses and assets of discontinued operations

	Six Months ended December 31, 2008			Six Months ended December 31, 2007
	Art Services	Tele- communications	Corporate and Discontinued	Art Services	Tele- communications	Corporate and Discontinued
Net Revenues	612	—	6	—	—	—
Gross Margin	299	—	(14)	—	—	—
Operating Loss	(15)	(116)	(2,649)	—	—	(1,373)
Total Assets	1,302	1,471	196	—	—	4,012

12.   SUBSEQUENT EVENT

On January 15, 2009, Lamplighter Studios Inc entered into a receivables financing agreement with an unrelated third party. Under the terms of the agreement, the lender will advance Lamplighter 90% of approved accounts receivable. The monies advanced under this agreement carry an annualized interest rate of 18%. Repayment of the amounts advanced to Lamplighter is guaranteed by Broadcaster, Inc. Marty Wade, III, the CEO of Broadcaster, and Gordon Landies, the Chairman of the Board of Directors of Lamplighter, are each participants in the financing in the amount of $12,500 and $25,000, respectively, of the total amount loaned in connection with the financing. The terms of their participation agreement provide that their loans will bear interest at a rate of 14% per annum which will be paid from the lender (as opposed to 18% which the lender will receive on the total loan amount), payable monthly upon collection.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the information contained in the Financial Statements and related notes included elsewhere in this Form 10-Q.

Overview

We are primarily engaged in two new lines of business, the game development business and the telecommunications business. During the six months ended December 30, 2008, all of our revenue was derived from our subsidiary, LampLighter Studios, Inc that was acquired in August 2008 and is an art service company that provides graphic art for online games, cell phone games, video games and commercial projects. In October 2008, we entered into the telecommunications business in China with our acquisition of Eyecandy Media, Inc., a company focused on providing video technology and value added services for interactive media. Until recently, we were solely engaged in the operation of a Social Video Network over the Internet which business has been discontinued. All of our revenue derived for the quarter ended December 31, 2007 was derived from our discontinued operations as an Internet based business which included the operation of a Social Video Network over the Internet through our wholly owned subsidiary BIG and an Internet based business which provided entertainment content and old television shows and other media through our other subsidiary, Access Media. We have not added new content to the website and have not derived revenue from this site and so it is being reflected as a discontinued operation despite the fact that we still have registered users that continue to use the website. Prior to November 2006, AccessMedia’s business model consisted of an online entertainment portal that charged users a monthly subscription fee. In November 2006, we decided to focus our efforts and resources related to building a user base. Because of this, we incorporated Broadcaster Interactive Group, Inc., which focused on building innovative products online and offering our community numerous content offerings. AccessMedia’s business ceased marketing new subscriptions and no more support was required for its website. In December 2007 we substantially reduced the operations of BIG and as of June 30, 2008 the operations of BIG have been reflected as discontinued operations.

Highlights for the six months ended December 31, 2008 consisted of:

•

Revenue of $618,000 substantially all of which was derived from our game development business

•

Increase in intangible assets of $1,458,000 all of which is due to the goodwill derived from the acquisition of LampLighter Studios, Inc and Eyecandy

•

Gross margin of $285,000 from continuing operations

•

General and administrative expenses of $3,057,000 comprised primarily of legal expenses in connection with litigation. See. Item 1 “Legal Proceedings.”

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

Revenue Recognition

Revenues are recognized in accordance with American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, Software Revenue Recognition , and SOP 98-9, Modification of SOP 97-2, With Respect to Certain Transactions . Revenue is recognized when persuasive evidence of an arrangement exists, product or service has been delivered, the fee is fixed and determinable, and collection of the resulting account is probable.

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

Results of Operations

The following tables set forth our results of operations that have been adjusted to reflect the operations of BIG and AccessMedia as discontinued.

Three months ended December 31, 2008 compared to the Three months ended December 31, 2007.

(In Thousands)
	Three Months Ended December 31,
	2008		2007		$ Change from
	$	As % of sales	$	As % of sales	Variance	%

Net revenues	$411	100%	$—	—	$411	—%
Product cost	280	68%	—	—	280	—%
Gross margin	131	32%	—	—	131	—%

Research and Development	2	—%	—	—	2	—%
Sales and marketing	4	1%	—	—	4	—%
General and administrative	1,195	291%	636	—	559	88%
Total operating Expenses	1,201	292%	636	—	565	89%

Operating Loss	(1,070)	(260)%	(636)	—	(434)	68%

Other income (expenses)
Interest and other, net	(28)	(7)%	27	—	(55)	204%
Impairment	—	—%	(62,992)		62,992	(100)
Total other income (loss)	(28)	(7)%	(62,965)	—	62,937	(99)%

Loss before income tax benefit	(1,098)	(267)%	(63,601)	—	62,503	(98)%

Income tax (benefit) provision	60	(15)%	(259)	—	319	(123)%

Loss from continuing operations	(1,158)	(282)%	(63,342)	—	62,184	(98)%

Loss from discontinued operations, net of income tax	(97)	(23)%	(9,982)	—	9,885	99%
				—
Net loss	(1,255)	(305)%	(73,324)	—	72,069	(98)%

Six months ended December 31, 2008 compared to the Six months ended December 31, 2007.

(In Thousands)
	Six Months Ended December 31,
	2008		2007		$ Change from
	$	As % of sales	$	As % of sales	Variance	%

Net revenues	$618	100%	$—	—	$618	—%
Product cost	333	54%	—	—	333	—%
Gross margin	285	46%	—	—	285	—%

Research and Development	3	—%	—	—	3	—%
Sales and marketing	5	1%	—	—	5	—%
General and administrative	3,057	495%	1,373	—	1,684	122%
Total operating Expenses	3,065	496%	1,373	—	1,692	123%

Operating Loss	(2,780)	(450)%	(1,373)	—	(1,407)	102%

Other income (expenses)
Interest and other, net	5	1%	76	—	(71)	(93)%
Impairment	—	—%	(68,192)	—	68,192	(100)%
Total other income (loss)	5	1%	(68,116)	—	68,121	(99)%

Loss before income tax benefit	(2,775)	(449)%	(69,489)	—	66,714	(96)%

Income tax (benefit) provision	60	(10)%	(518)	—	(578)	(112)%

Loss from continuing operations	(2,835)	(459)%	(68,971)	—	66,136	(96)%

Loss from discontinued operations, net of income tax	(370)	(60)%	(12,605)	—	12,235	(97)%

Net loss	(3,205)	(519)%	(81,576)	—	78,371	(96)%

Loss

Operating loss for the three months and six months ended December 31, 2008 was $1,070,000 and $2,780,000 as compared to loss of $636,000 and $1,373,000 for the three months and six months ended December 31, 2007. The increase in the operating loss for the three months and six months ended December 31, 2008 as compared with the three and six months ended December 31,2007 is primarily attributed to an increase in general and administrative expenses in Broadcaster Inc as well as to a lesser extent operating losses in Lamplighter and Eyecandy. Net loss for the three months and six months ended December 31, 2008 was $1,255,000 and $3,205,000 as compared to net loss of $73,324,000 and $81,576,000 for the three months and six months ended December 31, 2007. The decrease in net loss for the three months and six months ended December 31, 2008 as compared to the three and six months ended December 31, 2007 is primarily attributed to the recognition in 2007 of impairment relating to the valuation of AccessMedia, and to a lesser extent the costs of operating BIG, which is classified as a discontinued operation. We also incurred operating losses of $15,000 in Lamplighter and $116,000 in Eyecandy during the six months ended December 31, 2008.

Net Revenues

We acquired Lamplighter on August 28, 2008.  During the six months ended December 31, 2008 substantially all of our revenue was derived from Lamplighter’s operations. Lamplighter’s net revenues from the date of acquisition until December 31, 2008, amounted to $612,000.  Revenues from BIG and AccessMedia have been included in discontinued operations. Eyecandy did not generate revenues in the period from acquisition to December 31, 2008.

Gross Margin

Our consolidated gross margin for continuing operations was $131,000 or 32% of net revenues and $285,000 or 46% of net revenues for the three months ended and six months ended December 31, 2008. Product costs primarily represent personnel related costs.

Sales and Marketing

Sales and marketing expenses for continuing operations were $4,000 and $5,000 for the three months ended and the six months ended December 31, 2008. Sales and marketing expenses for the three months ended and six months ended December 31, 2007 amounted to $4,000 and $4,000. The 2007 expenses all relate to discontinued operations and have been included in the loss from discontinued operations.

General and Administrative

General and administrative expense consists primarily of salaries and related expenses for administrative, finance, legal, human resources and executive personnel, fees for professional services and costs of accounting and internal control systems to support its operations. Expenses have increased primarily as a result of increased legal expenses and costs associated with Lamplighter and Eyecandy, both acquired during fiscal 2008. Offsetting the increase was a reduction in stock based compensation expense.

Interest and other, net

Interest and other, net, changed from a net gain of $76,000 to a net gain of $5,000 for the six months ended December 31, 2007 and December 31, 2008 respectively. This was due to a decrease in cash balances. Our interest expenses included $17,000 for the three months ended December 31, 2008, related to a loan from Mr. Nolan Quan.

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

We did not record an income tax benefit for the three months ended and six months ended December 31, 2008; however we did record a tax benefit of $259,000 and $518,000 for the three months ended and the six months ended December 31, 2007, respectively. The tax benefit for the six months ended December 31, 2007 primarily represented the release of deferred tax provision on amortization of intangible assets.

We have not recorded a tax benefit for domestic tax losses because of the uncertainty of realization. We adhere to SFAS No. 109, Accounting for Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Consistent with our past practice, we have recorded a full valuation allowance at December 31, 2008 as the realizeability of our net operating loss carry-forwards is not determinable.

Discontinued Operations

(Loss) from discontinued operations, net of income tax

Access Media and BIG

Access Media and BIG ceased operations in December 2007. The results of operations for the three months ended and six months ended December 31, 2007 have been revised to reflect Access Media and BIG as discontinued operations.

As a result of BIG being disclosed as a discontinued operation, certain amounts paid to Alchemy Communications, Inc., a company controlled by Mr. Nolan Quan, one of our principal shareholders, have been reclassified to discontinued operations (see Related Person Transactions below).

Liquidity and Capital Resources

At December 31, 2008, we had a working capital deficit of ($4,097,000) and an accumulated deficit of ($132,631,000). Net cash used in operating activities was $2,674,000 for the six months ended December 31, 2008 in contrast to $3,405,000 for the six months ended December 31, 2007.

During the six months ended December 31, 2008 cash provided by investing activities amounted to $26,000, being the net cash from the acquisition of Lamplighter. During the six months ended December 31, 2007 there was no cash provided by investing activities. Our net cash provided by financing activities was $1,450,000 for the six months ended December 31, 2008 reflecting the repayment of a loan note by Houseplans, Inc. For the six months ended December 31,2007, our cash provided by financing was $217,000 , reflecting the proceeds from options and warrants exercises.

To achieve our growth objectives, we are considering different strategies, including growth through acquisitions. As a result, we are evaluating and we will continue to evaluate other companies and businesses for potential synergies that would add value to our existing operations.

At December 31, 2008, we had $631,000 in cash and cash equivalents which together with anticipated revenue from operations is projected to meet all of our working capital needs for the next twelve months.

At February 13, 2008, we had $925,000 in cash and cash equivalents which together with anticipated revenue from operations is projected to meet all of our working capital needs for the next twelve months.

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

Related Person Transactions

During the first three months ended December 31, 2007 we received services from Alchemy, a company controlled by Mr. Nolan Quan, one of our principal shareholders. We did not receive any such services during the three months ended December 31, 2008. For the three months ended December 31, 2007, we incurred $409,000 of expenses related to Alchemy, which have been reflected in discontinued operations.. For the three months ended December 31, 2008 and 2007, we incurred $17,000 in interest related to a loan from Mr. Quan and for the three months ended September 30, 2007 we incurred consulting fees of $6,000 payable to Mr. Quan. The interest relates to a debt owed to Mr. Quan in the principal amount of $1,725,000 evidenced by demand promissory notes bearing 4% per annum interest and secured by the company’s assets. During the three months ended December 31, 2007, we incurred $14,000 in legal fees from Ms. Elaine Rosen. In addition, for the three months ended December 31, 2007, we paid Mr. Kevin Rosen-Quan $14,800 as our Executive Producer. Ms. Rosen and Mr. Rosen-Quan are the wife and son of Mr. Nolan Quan, one of our principal shareholders.

Shared Services

During the six months ended December 31, 2008 and 2007, the Company shared office space with several companies associated with Alchemy and certain of the defendants named in our recent litigation in which we are also named as a defendant. In addition, these same individuals and entities utilized common consultants for the provision of certain services. Regardless of these commonalities, the Company does not believe that these entities or individuals fall within the definition of a related party.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including our future operations and our liquidity. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. When used in this report, the words “will,” “believe,” “anticipate,” “plan,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Although we believe that our plans, intentions, and expectations reflected in or suggested by the forward-looking statements we make in this report are reasonable, we cannot assure you that these plans, intentions, or expectations will be achieved. Actual results may differ materially from those stated in these forward-looking statements as a result of a variety of factors including acceptance by consumers of our current and future products, including our new business lines, and our ability to complete development of new products. Investors should also review the risk factors contained herein and in our Form 10-K for the year ended June 30, 2008 and the additional risk factors contained in this Report. We do not undertake any duty to update these forward -looking statements.

Item 4T.

Controls And Procedures

(a)

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such  term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as of December 31, 2008, the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

(b)

We have evaluated our accounting procedures and control processes in place as of December 31, 2008 related to material transactions to ensure they are recorded timely and accurately in the financial statements. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

As previously reported, America’s Biggest, Inc. filed suit against Broadcaster, Baytree Capital Associates, LLC, Michael Gardner, and Nolan Quan. A trial is currently scheduled for August 24, 2009. Management believes that the claims are without merit and intends to defend the actions vigorously. Due to the uncertainty surrounding the litigation process, and the early stage of this matter, no reasonable estimate of loss is currently available.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3.

Defaults Upon Senior Securities

Not Applicable

Item 4.

Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.

Other Information

Not Applicable

Item 6.

Exhibits

The following exhibits are filed as part of, or incorporated by reference into this Report:

Exhibit Number	Exhibit Title
10.1	Loan and Security Agreement between Lamplighter Studios, Inc. and Remington Partners, Inc. dated January 9, 2009
10.2	Guaranty between Lamplighter Studios, Inc. and Remington Partners, Inc. dated January 9, 2009
10.3	Participation Certificate between Remington Partners, Inc. and Martin Wade dated January 9, 2009
10.4	Participation Certificate between Remington Partners, Inc. and Gordon Landies dated January 9, 2009
31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 17, 2009

BROADCASTER, INC.

By:	/s/ MARTIN W ADE , III
Martin Wade, III
Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title
10.1	Loan and Security Agreement between Lamplighter Studios, Inc. and Remington Partners, Inc. dated January 9, 2009
10.2	Guaranty between Lamplighter Studios, Inc. and Remington Partners, Inc. dated January 9, 2009
10.3	Participation Certificate between Remington Partners, Inc. and Martin Wade dated January 9, 2009
10.4	Participation Certificate between Remington Partners, Inc. and Gordon Landies dated January 9, 2009
31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002