Form 10-K/A
period 2008-06-30
BROADCASTER INC
filed 2009-09-08
CIK 814929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K/A

Amendment No. 1

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

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

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note

This Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) is an amendment to the Registrant‘s Annual Report on Form 10-K for the year ended June 30, 2008, which was filed with the Securities and Exchange Commission on October 17, 2008 (“Original Filing”).

This Form 10-K/A contains restatements to Item 9A(T) of the Original Filing. This amendment does not reflect events occurring after the Original Filing and speaks only as of the date of the Original Filing. Because a number of material events have occurred since the date of the Original filings, investors are urged to read the reports filed by the Company with the Securities and Exchange Commission since the date of the Original Filing.

BROADCASTER, INC.

FORM 10-K/A ANNUAL REPORT

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

As a result of this exception,  management has concluded that our internal control over financial reporting was ineffective as of and for the year ended June 30, 2008.

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective due to a weakness in our internal control over financial reporting.

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

Consolidated Statements of Operations and Comprehensive Loss for the years ended June 30, 2007 and 2008

Consolidated Statements of Stockholders' Equity (Deficiency) for the years ended June 30, 2007 and 2008

Consolidated Statements of Cash Flows for the years ended June 30, 2007 and 2008

Notes to Consolidated Financial Statements

•

Exhibits:

The following exhibits are filed as part of, or incorporated by reference into this Report:

Exhibit Number	Exhibit Title/Note
3.1	Certificate of Incorporation (1)
3.2	Certificate of Amendment to the Certificate of Incorporation (2)
3.3	Certificate of Correction to the Certificate of Amendment (3)
3.4	Bylaws (4)
10.1	Amended and Restated Employment Agreement, dated September 12, 2006, by and between Broadcaster and Martin R. Wade, III (5)
10.2	Amendment No. 1 to Parent Voting Agreement, dated September 18, 2006 by and between AccessMedia Networks, Inc. and certain shareholders of Broadcaster(6)
10.3	Amendment No. 1 to Company Voting Agreement, dated September 18, 2006, by and between Broadcaster, Access Media Networks, Inc. and certain former shareholders of AccessMedia Networks, Inc.(7)

10.4	Amendment to Amended and Restated Agreement and Plan of Merger, dated December 29, 2006 by and between Broadcaster, Inc. and the shareholders of AccessMedia Networks, Inc. (8)
10.5	Consulting Agreement with Baytree Capital Associates, LLC(9)
10.6	Nolan Quan Consulting Agreement(10)
10.7	Houseplans, Inc. Stock Purchase Agreement (11)(12)
10.8	Second Amendment to 2004 Incentive Stock Option Plan (13)
10.9	Broadcaster 2008 Long term Incentive Plan (14)
10.10	Agreement of Merger and Plan of Reorganization, dated August 28, 2008 by and among LLS Acquisition Inc, LampLighter Studios, Inc. and Broadcaster, Inc. (15)
10.11	Stock Purchase Agreement dated as of October 1, 2008 by and among Broadcaster, Inc., Eyecandy, Inc., Sonia Hu and Chun-Wei Shi (16)
10.12	Escrow Agreement dated as of October 1, 2008 by and between Sonia Hu, Chun-Wei Shi, Broadcaster, Inc. and Lehman & Eilen LLP(17)
10.13	Lock Up Letter of Sonia Hu and Chun-Wei Shi dated as of October 1, 2008 (18)
10.14	Voting Trust Agreement dated as of October 1, 2008 by and between Sonia Hu, Chun-Wei Shi and Martin Wade (19)
10.15	Registration Rights Agreement by and between Sonia Hu, Chun-Wei Shi and Broadcaster, Inc.(20)
14.1	Code of Ethics(21)
21	Subsidiaries
23.1	Consent of Choi, Kim & Park, LLP
31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

Date: September 3, 2008

BROADCASTER, INC.

By:	/s/ MARTIN R. WADE, III
Martin R. Wade, III
Chief Executive Officer

In accordance with the Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ MARTIN R. WADE, III	Chairman of the Board of Directors	September 3, 2008
Martin R. Wade, III

/s/ BLAIR MILLS	Chief Financial Officer, (principal financial and accounting officer) and Director	September 3, 2008
Blair Mills

/s/ RICHARD J. BERMAN	Director	September 3, 2008
Richard J. Berman

/s/ ARTHUR CAMIOLO	Director	September 3, 2008
Arthur Camiolo

/s/ LAWRENCE JOHNSON	Director	September 3, 2008
Lawrence Johnson

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title/Note
3.1	Certificate of Incorporation (1)
3.2	Certificate of Amendment to the Certificate of Incorporation (2)
3.3	Certificate of Correction to the Certificate of Amendment (3)
3.4	Bylaws (4)
10.1	Amended and Restated Employment Agreement, dated September 12, 2006, by and between Broadcaster and Martin R. Wade, III (5)
10.2	Amendment No. 1 to Parent Voting Agreement, dated September 18, 2006 by and between AccessMedia Networks, Inc. and certain shareholders of Broadcaster(6)
10.3	Amendment No. 1 to Company Voting Agreement, dated September 18, 2006, by and between Broadcaster, Access Media Networks, Inc. and certain former shareholders of AccessMedia Networks, Inc.(7)
10.4	Amendment to Amended and Restated Agreement and Plan of Merger, dated December 29, 2006 by and between Broadcaster, Inc. and the shareholders of AccessMedia Networks, Inc. (8)
10.5	Consulting Agreement with Baytree Capital Associates, LLC(9)
10.6	Nolan Quan Consulting Agreement(10)
10.7	Houseplans, Inc. Stock Purchase Agreement (11)(12)
10.8	Second Amendment to 2004 Incentive Stock Option Plan (13)
10.9	Broadcaster 2008 Long term Incentive Plan (14)
10.10	Agreement of Merger and Plan of Reorganization, dated August 28, 2008 by and among LLS Acquisition Inc, LampLighter Studios, Inc. and Broadcaster, Inc. (15)
10.11	Stock Purchase Agreement dated as of October 1, 2008 by and among Broadcaster, Inc., Eyecandy, Inc., Sonia Hu and Chun-Wei Shi (16)
10.12	Escrow Agreement dated as of October 1, 2008 by and between Sonia Hu, Chun-Wei Shi, Broadcaster, Inc. and Lehman & Eilen LLP(17)
10.13	Lock Up Letter of Sonia Hu and Chun-Wei Shi dated as of October 1, 2008 (18)
10.14	Voting Trust Agreement dated as of October 1, 2008 by and between Sonia Hu, Chun-Wei Shi and Martin Wade (19)
10.15	Registration Rights Agreement by and between Sonia Hu, Chun-Wei Shi and Broadcaster, Inc.(20)
14.1	Code of Ethics(21)
21	Subsidiaries
23.1	Consent of Choi, Kim & Park, LLP
31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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